Form 10QSB
period 2005-03-31
Independence Bancshares, Inc.
filed 2005-05-11
CIK 1311828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2005

OR

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the Transition Period from ___________ to _____________

Commission file number 333-121485

INDEPENDENCE BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

South Carolina	20-1734180
(State of other jurisdicion of incorporation)	(I.R.S. Employer Identification No.)

500 East Washington Street
Greenville, South Carolina 29601
(Address of principal executive
offices, including zip code)

(864) 672-1776
(Issuer's telephone number, including area code)
___________________________________________

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [ X]

        State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10 shares of common stock, par value $.01 per share, outstanding as of May 9, 2005.

          Transitional Small Business Disclosure Format (check one): Yes      No  X

Independence Bancshares, Inc.
(A Company in the Development Stage)

Part I - Financial Information

Item 1. Financial Statements

                                                        Condensed Balance Sheets
                                                                    (unaudited)

                                                                      Assets

	March 31, 2005	December 31, 2004
Cash	$86,144	$56,356
Restricted cash and cash equivalents	5,874,186	-
Premises and equipment, net	1,484,305	1,175,275
Deferred stock issuance costs	104,459	29,048
Other assets	80,390	34,066

Total assets	$7,629,484	$1,294,745

Liabilities and Shareholder's Deficit
Liabilities
Organizer contribution deposits	$240,000	$240,000
Stock subscription deposits	5,873,000	-
Accounts payable and accrued liabilities	296,294	30,493
Line of credit	681,421	260,851
Note payable to bank	1,155,506	1,155,506

Total liabilities	8,246,221	1,686,850

Commitments and Contingencies - Notes 2, 3 and 4
Shareholder's Deficit
Preferred stock, $.01 par value; 10,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $.01 par value; 10,000,000 shares
authorized; 10 shares issued and outstanding	-	-
Additional paid-in capital	100	100
Deficit accumulated during the development stage	(616,837)	(392,205)

Total shareholder's deficit	(616,737)	(392,105)

Total liabilities and shareholder's deficit	$7,629,484	$1,294,745

The accompanying notes are an integral part of these financial statements.

Independence Bancshares, Inc.
(A Company in the Development Stage)

Condensed Statement of Operations
For the Quarter Ended March 31, 2005 and
For the Period from May 17, 2004 (Inception) to March 31, 2005
(unaudited)

		For the period
	For the quarter	from May 17, 2004
	ended	(Inception) to
	March 31, 2005	March 31, 2005
Expenses
Salaries, payroll taxes and benefits	$181,983	$337,859
Professional fees	-	101,500
Legal and accounting fees	4,885	35,333
Education	250	17,647
Marketing, dues and subscriptions	15,188	58,520
Interest	20,793	29,242
Depreciation	891	1,615
Telephone and supplies	3,130	8,662
Licenses and permits	50	25,050
Other expenses	4,648	12,144

Total expenses	231,818	627,572

Income
Interest income	1,186	1,186
Rental income	6,000	9,549

Total income	7,186	10,735

Loss before provision for income taxes	(224,632)	(616,837)
Provision for income taxes	-	-

Net loss	$(224,632)	$(616,837)

The accompanying notes are an integral part of these financial statements.

Independence Bancshares, Inc.
(A Company in the Development Stage)

Condensed Statement of Changes in Shareholder’s Deficit
For the Period from May 17, 2004 (Inception) to March 31, 2005 and the Quarter Ended March 31, 2005 (unaudited)

				Deficit
			Additional	Accumulated
	Common Stock		Paid-in	in the
	Shares	Amount	Capital	Development Stage	Total
Proceeds from issuance of common
stock	10	$-	$100	$-	$100
Net loss for the period
May 17, 2004 to March 31, 2005				(616,837)	(616,837)

Balance, March 31, 2005	10	$-	$100	$(616,837)	$(616,737)

Balance, December 31, 2004	10	$-	$100	$(392,205)	$(392,205)
Net loss for the quarter ended
March 31, 2005				(224,632)	(224,632)

Balance, March 31, 2005	10	$-	$100	$(616,837)	$(616,737)

The accompanying notes are an integral part of these financial statements.

Independence Bancshares, Inc.
(A Company in the Development Stage)

Condensed Statement of Cash Flows
For the Quarter Ended March 31, 2005 and
For the Period from May 17, 2004 (Inception) to March 31, 2005
(unaudited)

		For the period
		from May 17, 2004
	For the quarter ended	(Inception) to
	March 31, 2005	March 31, 2005
Cash flows from operating activities
Net loss	$(224,632)	$(616,837)
Depreciation	891	1,615
Deferred stock issuance costs	(75,411)	(104,459)
Other assets	(46,324)	(80,390)
Accounts payable and accrued liabilities	265,801	296,294

Cash used by operating activities	(79,675)	(503,777)

Cash flows from investing activities
Purchases of premises and equipment	(309,921)	(1,485,920)

Cash used by investing activities	(309,921)	(1,485,920)

Cash flows from financing activities
Proceeds from organizer contribution deposits	-	240,000
Proceeds from stock subscription deposits	5,873,000	5,873,000
Proceeds from issuance of stock to organizer	-	100
Proceeds from note payable to bank	-	1,200,000
Payments on note payable to bank	-	(44,494)
Proceeds from line of credit	420,570	681,421

Cash provided by financing activities	6,293,570	7,950,027

Net increase in cash	5,903,974	5,960,330

Cash balance at beginning of period	56,356	-

Cash balance at end of period	$5,960,330	$5,960,330

The accompanying notes are an integral part of these financial statements.

Independence Bancshares, Inc.
(A Company in the Development Stage)

Notes to Unaudited Condensed Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

        Independence Bancshares, Inc. was formed to organize and own all of the capital stock of Independence National Bank. On October 4, 2004, our organizers filed applications with the Office of the Comptroller of the Currency to charter the bank as a national bank and with the FDIC to receive federal deposit insurance. Whether the charter is issued and deposit insurance is granted will depend upon, among other things, compliance with legal requirements imposed by the Office of the Comptroller of the Currency and the FDIC, including capitalization of the bank with at least a specified minimum amount of capital, which is $12,000,000. The company has now received preliminary approval from the Office of the Comptroller of the Currency and the FDIC. The company has also filed an application with the Federal Reserve to become a bank holding company, and this application has been approved which enables us to acquire the capital stock of the bank. The company expects to receive all final regulatory approvals during the second quarter of 2005.

        The company is a development stage enterprise as defined by Statement of Financial Accounting Standard No. 7, “Accounting and Reporting by Development Stage Enterprises”, as it devotes substantially all its efforts to establishing a new business. The company’s planned principal operations have not commenced and revenue has not been recognized from the planned principal operations.

        The company filed a registration statement on Form SB-2 to register the issuance of up to 2,500,000 shares including 410,000 warrants to be sold in a public offering. The offering commenced March 10, 2005. As of March 31, 2005, the company had received subscriptions of $5,873,000, and as of May 9, 2005, the company has received subscriptions of $18,058,000. As of May 9, 2005, escrow has not been broken and the company has not yet issued any shares or received any proceeds from the offering.

        The offering is expected to raise up to $24,750,000 net of estimated sales agent’s fees and offering expenses. The directors and executive officers of the company plan to purchase approximately 773,950 shares of common stock at $10 per share, for a total investment of approximately $7,739,500. Upon the opening of the bank, the company will issue stock warrants to the organizers to purchase one share of common stock for $10 per share for every share they purchase in the offering, up to a maximum of 25,000 shares per organizer, currently anticipate to be an aggregate of 412,500 shares for all organizers. The company plans to use at least $12,000,000 of the proceeds to capitalize the proposed bank. The company anticipates the offering will be completed by May 31, 2005.

        The accounting and reporting policies conform to accounting principles generally accepted in the United States of America and to general practices in the banking industry. The company uses the accrual basis of accounting. During the period of organization from May 17, 2004 (inception) to the incorporation date of October 12, 2004, the company operated as an association known as PMCS, LLC. All activity and agreements of PMCS, LLC were assigned to Independence Bancshares, Inc. at the time of incorporation. For ease of presentation, all transactions of the organizing association are included in the financial statements as those of Independence Bancshares, Inc.

        The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

        Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company’s Registration Statement on Form SB-2 (Registration Number 333-121485) as filed with and declared effective by the Securities and Exchange Commission.

        Cash and Cash Equivalents — For purposes of reporting cash flows, cash and cash equivalents include deposits with banks and restricted cash held in escrow for stock subscriptions.

Independence Bancshares, Inc.
(A Company in the Development Stage)

NOTE 2 – ORGANIZER CONTRIBUTION DEPOSITS

        Under the Organizer Contribution and Joint Venture Agreement, organizers agreed to contribute $15,000 each to the Venture. These funds will be used to pay organizational expenses. Upon approval by regulatory authorities of the application to organize the bank and completion of the stock offering, the company or the bank will reimburse the organizers. If the organizing activities are abandoned, the organizers will bear their pro-rata share of the organizing expenses. At March 31, 2005, $240,000 was deposited under the agreement.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

        The company has engaged a law firm to assist in preparing and filing all organizational, incorporation, and bank applications and to assist in preparing stock offering documents and consummating the company’s initial offering. The aggregate cost of the services is expected to approximate $80,000 to $90,000. From inception through March 31, 2005, $25,422 has been expensed, of which $51,526 relates to the stock offering and is included in deferred stock issuance costs.

        The company has entered into an agreement to lease a branch facility for four years under an operating lease. The monthly rent under the lease amendment will be $5,832 beginning May 15, 2005 through September 30, 2006, $5,960 from October 1, 2006 through September 30, 2007 and $6,079 from October 1, 2007 through September 30, 2008. No rent expense was recorded through March 31, 2005.

        The company has engaged Fiserv, Inc. to provide data and items processing software and services and a computer services company to facilitate the purchase of hardware and install the network equipment and software. The aggregate cost of the installation and integration services is expected to approximate $225,000, and monthly data and items processing will be based on activity volume but is expected to be no less than $5,000 per month for a term of 66 months.

        The company has entered into employment agreements with the president and chief executive officer, chief credit officer, chief financial officer, business development officer and the retail banking officer. The agreements include provisions regarding term, compensation, benefits, annual bonus, incentive program, stock option plan and non-compete upon early termination.

        The company has also entered into an agreement with FIG Partners, L.L.C. (FIG Partners) to serve as the qualifying broker-dealer in those states in which the company elects to sell shares that require that all sales be made through a registered broker-dealer. The company will pay FIG Partners a fee equal to the greater of $100,000 or 5.5% of all sales made through FIG Partners. In addition, FIG Partners will be reimbursed for reasonable expenses. As of May 9, 2005, if all subscriptions were accepted in those states in which FIG Partners is serving as the qualifying broker-dealer, the fee due FIG Partners would be approximately $110,000.

NOTE 4 – BORROWINGS

        The Company, on November 3, 2004, entered into a line of credit agreement with a financial institution for up to $2.2 million at a rate of prime minus 0.25% (5.50% at March 31, 2005) to pay pre-opening expenses and purchase equipment for the Company and the bank prior to the completion of the offering. At March 31, 2005, $681,421 is outstanding on this line of credit. On November 17, 2004, the Company entered into a loan agreement with this same financial institution for $1.2 million at a rate of prime minus 0.25% (5.50% at March 31, 2005) and used this loan to finance the purchase of approximately one acre of land in downtown Greenville, South Carolina which will be the site for a new main office estimated to be built in 2008. At March 31, 2005, $1,155,506 is outstanding on this loan. Both credit facilities are guaranteed by our organizers and mature 12 months from the closing date and require interest only payments for eleven months with a balloon payment of the remaining principal and accrued interest at maturity. The Company will repay the notes with the proceeds from the initial stock offering.

Independence Bancshares, Inc.
(A Company in the Development Stage)

NOTE 5 — RELATED PARTY TRANSACTIONS

        One of the organizers provided temporary office space, at no cost, during the organization stage of the bank. This space was available to the company until the leasehold improvements for the leased branch facility were completed in March 2005.

        On November 17, 2004, we purchased a one acre lot for approximately $1.2 million located on the corner of South Irvine Street and East Washington Street, in downtown Greenville, South Carolina. Completion of construction of our permanent headquarters at this location is estimated for 2008. The company acquired the lot by virtue of an option, assigned at par, which is appraisal-based fair market value, from an investment company which is a business interest of one of the organizers. A tenant currently leases this lot from the company for parking space rental and remits 50% of net operating revenues to the company. This lease expires December 31, 2005.

NOTE 6 — RECENTLY ISSUED ACCOUNTING STANDARDS

        The following is a summary of recent authoritative pronouncements that affect our accounting, reporting, and disclosure of financial information:

        In December 2004, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the first interim or annual reporting period beginning after December 15, 2005. We are currently evaluating the impact that the adoption of SFAS No. 123(R) will have on our financial position, results of operations and cash flows.

        In April 2005, the Securities and Exchange Commission’s Office of the Chief Accountant and its Division of Corporation Finance has released Staff Accounting Bulletin (SAB) No.107 to provide guidance regarding the application of FASB Statement No.123 (revised 2004), Share-Based Payment. Statement No.123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SAB 107 provides interpretive guidance related to the interaction between Statement No.123R and certain SEC rules and regulations, as well as the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also reminds public companies of the importance of including disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to Statement No.123R.

        In November 2003, the Emerging Issues Task Force (“EITF”) reached a consensus that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115 and SFAS No. 124 that are impaired at the balance sheet date but for which other-than-temporary impairment has not been recognized. Accordingly the EITF issued EITF No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This issue addresses the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115 and provides guidance on quantitative and qualitative disclosures. The disclosure requirements of EITF No. 03-1 are effective for annual financial statements for fiscal years ending after June 15, 2004. The effective date for the measurement and recognition guidance of EITF No. 03-1 has been delayed. The FASB staff has issued a proposed Board-directed FASB Staff Position (“FSP”), FSP EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of Issue No. 03-1.” The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under the measurement and recognition requirements of EITF No. 03-1. The delay of the effective date for the measurement and recognition requirements of EITF No. 03-1 will be superseded concurrent with the final issuance of FSP EITF 03-1-a. We do not expect the adoption of EITF No. 03-1 to have any impact on our financial position or results of operations.

        Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following is a discussion of our financial condition as of March 31, 2005, and the results of operations for the quarter ended March 31, 2005 and the period from May 17, 2004 (Inception) through March 31, 2005. These comments should be read in conjunction with our condensed financial statements and accompanying footnotes appearing in this report. This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. The words “expect,” “estimate,” “anticipate,” and “believe,” as well as similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission.

Our principal activities to date have related to our organization, the conducting of our initial public offering, the pursuit of approvals from the Office of the Comptroller of the Currency for our application to charter the bank, our pursuit of approvals from the FDIC for our application for deposit insurance, and our pursuit of approvals from the Federal Reserve Board to form a holding company. We have received preliminary approval from all three regulatory agencies.

At March 31, 2005, we had total assets of $7,629,484, consisting principally of cash of $5,960,330, premises and equipment of $1,484,305, and deferred stock issuance costs of $104,459.

Our liabilities at March 31, 2005 were $8,246,221, consisting of organizer contribution deposits of $240,000, stock subscription deposits of $5,873,000, accounts payable of $296,294, a line of credit of $681,421 and a note payable to a bank of $1,155,506. We had a shareholder’s deficit of $616,737 at March 31, 2005. In the offering, common stock will be issued at $10 per share to the subscribers in exchange for their stock subscription deposits.

We had a net loss of $224,632 and $616,837, respectively, for the quarter ended March 31, 2005 and for the period from May 17, 2004 (inception) to March 31, 2005. These losses resulted from expenses incurred in connection with activities related to our organization and that of the bank. These activities included the preparation and filing of an application with the Office of the Comptroller of the Currency to charter the bank, the preparation and filing of an application with the FDIC to obtain insurance of the deposits of the bank, the preparation and filing of an application with the Federal Reserve Board to form a holding company, responding to questions and providing additional information to the Office of the Comptroller of the Currency, the FDIC, and the Federal Reserve in connection with the application process, the selling of our common stock in the offering, meetings and discussions among various organizers regarding application information, target markets, and capitalization issues, and planning and organizing for the opening of the bank. Because we are in the organizational stage, we have had no operations from which to generate revenues. Operations have been funded through contributions from our organizers and a line of credit.

We intend to devote the remainder of the time prior to opening to completing the offering, completing the organization of the bank, and organizing and developing our business activities. These organizational activities will include, with respect to the bank, completing all required steps for final approval from the Office of the Comptroller of the Currency for the bank to open for business, hiring qualified personnel to work in the bank, conducting public relations activities on behalf of the bank, developing prospective business contacts for the bank and taking other actions necessary for a successful bank opening. With respect to the company, these activities will include becoming a bank holding company by acquiring all of the capital stock to be issued by the bank.

Through the bank we will offer a full range of commercial banking services to individuals and small business customers in our primary service area. These services will include personal and business loans, checking accounts, savings, and time certificates of deposit. The loans, transaction accounts, and time certificates will be at rates competitive with those offered in the bank’s primary service area. Customer deposits with the bank will be insured to the maximum extent provided by law through the FDIC. The bank intends to offer internet banking, night depository, courier and bank-by-mail services and to provide credit cards, travelers checks (issued by an independent entity), tax deposits, United States savings bonds and cashiers checks.

Initially, we anticipate deriving income principally from interest charged on loans and, to a lesser extent, from interest earned on investments, from fees received in connection with the origination of loans, and from other services. Our principal expenses are anticipated to be interest expense on deposits and operating expenses.

Following the offering we believe we can satisfy future cash requirements for at least the first several years of operations and will not have to raise additional capital during the first 12 months of operations.

Currently, we have 10 employees and expect this number to increase to approximately 15 employees by the end of the second quarter of 2005.

Item 3. Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 15d-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2005. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

        The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Part II - Other Information

Item 1. Legal Proceedings

        There are no material pending legal proceedings to which the company is a party or of which any of its property is the subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        Our Registration Statement on Form SB-2 (file no. 333-121485), which registered the issuance of the shares to be sold in our initial public offering, was declared effective March 10, 2005. The offering commenced on March 10, 2005 and was originally scheduled to close on April 30, 2005, subject to our right to extend the offering for one or more periods up to December 31, 2005. On April 25, 2005, we decided to extend the offering for at least an additional 30 days, to May 31, 2005. The maximum offering size was $25,000,000, or 2,500,000 shares at $10.00 per share. We registered the issuance of a total of 2,910,000 shares in the offering and 410,000 warrants. The warrants will be issued to the organizers of the bank.

We will use at least $12,000,000 of the proceeds to capitalize the proposed bank. The organizers, directors, executive officers, and members of their immediate families plan to purchase a total of 773,950 shares in the offering at an aggregate purchase price of approximately $7,739,500.

Through March 31, 2005, we incurred $104,459 in expenses in connection with the proposed issuance and distribution of the common stock in the offering. All of these expenses were paid directly or indirectly to persons or entities other than directors, officers, persons owning 10% or more of the company’s securities, or affiliates of the company.

As of March 31, 2005, we had received subscriptions for $5,873,000 in the offering. We have not broken escrow and have not yet issued any shares or received any net proceeds in the offering.

Item 3. Default Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

31.1          Rule 15d-14(a) Certification of the Chief Executive Officer.

31.2          Rule 15d-14(a) Certification of the Chief Financial Officer.

32             Section 1350 Certifications.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2005	By: /s/ Lawrence R. Miller Lawrence R. Miller Chief Executive Officer

Date: May 10, 2005	By: /s/ Kimberly D. Barrs Kimberly D. Barrs Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number                         Description

31.1          Rule 15d-14(a) Certification of the Chief Executive Officer.

31.2          Rule 15d-14(a) Certification of the Chief Financial Officer.

32             Section 1350 Certifications.