Form 10QSB
period 2005-06-30
Independence Bancshares, Inc.
filed 2005-08-09
CIK 1311828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2005

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to _____________

Commission File Number 333-121485

INDEPENDENCE BANCSHARES, INC.
(Exact name of small business issuer as specified in its charter)

South Carolina	20-1734180
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

500 East Washington Street
Greenville, South Carolina 29601
(Address of principal executive offices)

(864) 672-1776
(Issuer’s telephone number, including area code)

        Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes  X       No

        State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,085,010 shares of common stock, par value $.01 per share, outstanding as of August 5, 2005.

        Transitional Small Business Disclosure Format (check one):    Yes          No  X

Independence Bancshares, Inc.

Part I – Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheets
June 30, 2005
(unaudited)

	June 30, 2005	December 31, 2004
	(unaudited)	(Development Stage
		Enterprise)
Assets
Cash	$130,940	$56,356
Federal funds sold	13,221,000	-
Investment securities available for sale	9,714,188	-
Non-marketable equity securities	450,000	-
Loans, net	997,336	-
Premises and equipment, net	1,797,267	1,175,275
Other assets	141,413	63,114

Total assets	$26,452,144	$1,294,745

Liabilities and Shareholders’ Equity (Deficit)
Liabilities
Deposits
Non-interest bearing	$1,061,379	$-
Interest bearing	5,815,678	-

Total deposits	6,877,057	-

Accounts payable and accrued liabilities	46,146	30,493
Organizer contribution deposits	-	240,000
Line of credit	-	260,851
Note payable to bank	-	1,155,506

Total liabilities	6,923,203	1,686,850

Commitments and contingencies - Notes 4 & 5
Shareholders' Equity (Deficit)
Preferred stock, $.01 par value; 10,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $.01 par value; 10,000,000 shares
authorized; 2,085,010 and 10 shares issued and outstanding at
June 30, 2005 and December 31, 2004, respectively	20,850	-
Additional paid-in capital	20,515,188	100
Retained deficit	(986,088)	(392,205)
Accumulated other comprehensive loss	(21,009)	-

Total shareholders' equity (deficit)	19,528,941	(392,105)

Total liabilities and shareholder's equity (deficit)	$26,452,144	$1,294,745

The accompanying notes are an integral part of these financial statements.

Independence Bancshares, Inc.

Consolidated Statement of Operations
(unaudited)

	For the quarter	For the six months
	ended	ended
	June 30, 2005	June 30, 2005
Interest income
Loans	$2,095	$2,095
Investment securities	35,196	35,196
Federal funds sold and other	69,657	70,843

Total interest income	106,948	108,134

Interest expense	27,246	48,039

Net interest income	79,702	60,095

Provision for loan loss	13,000	13,000

Net interest income after provision for loan losses	66,702	47,095

Non-interest income	2,086	8,086

Non-interest expense
Salaries and employee benefits	$273,125	$455,358
Professional fees	9,956	14,841
Data processing	7,220	7,410
Public relations	58,760	70,962
Occupancy and equipment	42,984	47,177
Telephone and supplies	22,724	24,682
Other	23,269	28,634

Total non-interest expense	438,038	649,064

Loss before provision for income taxes	(369,250)	(593,883)

Provision for income taxes	$-	$-

Net loss	$(369,250)	$(593,883)

Basic and diluted loss per share	$(0.18)	$(0.28)

Weighted average shares outstanding	2,085,010	2,085,010

The accompanying notes are an integral part of these financial statements.

Independence Bancshares, Inc.

Consolidated Statement of Changes in Shareholders’ Equity (Deficit)
For the Six Months Ended June 30, 2005
(unaudited)

					Accumulated
					Other
	Common Stock		Additional	Accumulated	Comprehensive
	Shares	Amount	Paid-in Capital	Deficit	Loss	Total

Balance, December 31, 2004	10	$-	$100	$(392,205)	$-	$(392,105)

Redemption of stock from
organizer	(10)	-	(100)			(100)
Proceeds from issuance of common
stock, net of offering costs
of $314,062	2,085,010	20,850	20,515,188			20,536,038
Net loss for the six months
ended June 30, 2005	-	-	-	(593,883)		(593,883)
Unrealized losses on investment
securities available for
sale, no tax effect					(21,009)
Total comprehensive loss	-	-	-	-	-	(614,892)

Balance, June 30, 2005	2,085,010	$20,850	$20,515,188	$(986,088)	$(21,009)	$19,528,941

The accompanying notes are an integral part of these financial statements.

Independence Bancshares, Inc.

Consolidated Statement of Cash Flows
For the Six Months Ended June 30, 2005
(unaudited)

Cash flows from operating activities
Net loss	$(593,883)
Provision for loan loss	13,000
Depreciation	19,605
Net accretion of discounts on investment securities	(648)
Other assets	(78,299)
Accounts payable and accrued liabilities	15,653

Cash used by operating activities	(624,572)

Cash flows from investing activities
Purchases of investment securities available for sale	(9,774,250)
Proceeds from prepayment of investment securities available for sale	39,701
Purchase of non-marketable equity securities	(450,000)
Net increase in loans	(1,010,336)
Purchases of premises and equipment	(641,597)

Cash used by investing activities	(11,836,482)

Cash flows from financing activities
Net increase in deposits	6,877,057
Repayment of organizer contribution deposits	(240,000)
Proceeds from issuance of common stock, net of offering costs	20,536,038
Redemption of stock from organizer	(100)
Repayment of line of credit	(260,851)
Payments on note payable to bank	(1,155,506)

Cash provided by financing activities	25,756,638

Net increase in cash	13,295,584

Cash and cash equivalents, beginning of period	56,356

Cash and cash equivalents, end of period	$13,351,940

Supplemental disclosure for non-cash investing activity:
Change in unrealized loss on securities available for sale, no income tax
effect	$(21,009)

The accompanying notes are an integral part of these financial statements.

Independence Bancshares, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

        Independence Bancshares, Inc. (the “Company”) is a South Carolina corporation organized to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956 and the South Carolina Bank Holding Company Act, and to own and control all of the capital stock of Independence National Bank (the “Bank”). The Bank is a national association organized under the laws of the United States to conduct general banking business in Greenville, South Carolina. Since our inception in May 2004 and before our opening the Bank for business on May 16, 2005, we engaged in organizational and pre-opening activities necessary to obtain regulatory approvals and to prepare our subsidiary, Independence National Bank, to commence business as a financial institution.

Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company’s Registration Statement on Form SB-2 (Registration Number 333-121485) as filed with and declared effective by the Securities and Exchange Commission.

        Until the Bank opened for business on May 16, 2005, the Company was accounted for as a development stage enterprise as defined by Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises,” as the Company devoted substantially all of its efforts to establishing a new business, and thus, comparison of the quarter ended June 30, 2005 to June 30, 2004 is not meaningful. The organizational costs incurred during the period from our inception on May 17, 2004 through June 30, 2004 related primarily to consulting costs and are immaterial to total organizational costs. When the Bank opened, certain reclassifications and adjustments were made to the financial statements to reflect that the Company is now accounted for as an operating company.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The consolidated financial statements include the accounts of Independence Bancshares, Inc., the parent company, and Independence National Bank, its wholly owned subsidiary. All significant intercompany items have been eliminated in the consolidated financial statements.

Management’s Estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Independence Bancshares, Inc.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans, including valuation allowances for impaired loans, and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for losses on loans and valuation of foreclosed real estate, management obtains independent appraisals for significant properties. Management must also make estimates in determining the estimated useful lives and methods for depreciating premises and equipment.

While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowances for losses on loans and foreclosed real estate. Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowances for losses on loans and foreclosed real estate may change materially in the near term.

Investment Securities – Investment securities are accounted or in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.  Management classifies securities at the time of purchase into one of three categories as follows: (1) Securities Held to Maturity:  securities which the Company has the positive intent and ability to hold to maturity, which are reported at amortized cost; (2) Trading Securities:  securities that are bought and held principally for the purpose of selling them in the near future, which are reported at fair value with unrealized gains and losses included in earnings; and (3) Securities Available for Sale:  securities that may be sold under certain conditions, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity as accumulated other comprehensive income. The amortization of premiums and accretion of discounts on investment securities are recorded as adjustments to interest income. Gains or losses on sales of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. Unrealized losses on securities, reflecting a decline in value or impairment judged by the Company to be other than temporary, are charged to earnings in the consolidated statements of income.

Non-marketable equity securities – The Bank, as a member of the Federal Reserve Bank (“FRB”), is required to own capital stock in this organization. The amount of stock owned is based on the Bank’s capital levels. No ready market exists for this stock and it has no quoted market value. However, redemption of this stock has historically been at par value. Accordingly, the carrying amounts are deemed to be a reasonable estimate of fair value.

Loans receivable – Loans are stated at their unpaid principal balance. Interest income is computed using the simple interest method and is recorded in the period earned. Fees earned on loans are amortized over the life of the loan.

When serious doubt exists as to the collectibility of a loan or when a loan becomes contractually 90 days past due as to principal or interest, interest income is generally discontinued unless the estimated net realizable value of collateral exceeds the principal balance and accrued interest. When interest accruals are discontinued, income earned but not collected is reversed.

The Company identifies impaired loans through its normal internal loan review process. Loans on the Company’s problem loan watch list are considered potentially impaired loans. These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected in accordance with the contractual terms. Loans are not considered impaired if a minimal payment delay occurs and all amounts due, including accrued interest at the contractual interest rate for the period of delay, are expected to be collected. At June 30, 2005, management has determined that the Company had no impaired loans.

Allowance for Loan Losses – An allowance for loan losses is maintained at a level deemed appropriate by management to provide adequately for known and inherent losses in the loan portfolio. Management evaluates current and future economic conditions which may affect the borrowers’ ability to pay and the underlying collateral value of the loans in determining the estimate of the allowance for loan losses. Loans which are deemed to be uncollectible are charged off and deducted from the allowance. The provision for loan losses and recoveries of loans previously charged off are added to the allowance.

Independence Bancshares, Inc.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Premises, Furniture and Equipment – Premises, furniture and equipment are stated at cost, less accumulated depreciation. The provision for depreciation is computed by the straight-line method, based on the estimated useful lives for buildings of 40 years and for furniture and equipment of 5 to 10 years. Leasehold improvements are amortized over the life of the lease. The cost of assets sold or otherwise disposed of and the related allowance for depreciation are eliminated from the accounts and the resulting gains or losses are reflected in the income statement when incurred. Maintenance and repairs are charged to current expense. The costs of major renewals and improvements are capitalized.

Residential Loan Origination Fees – The Company offers residential loan origination services to its customers. The loans are offered on terms and prices offered by the Company’s correspondents and are closed in the name of the correspondents. The Company receives fees for services it provides in conjunction with the origination services it provides. The fees are recognized at the time the loans are closed by the Company’s correspondent.

Income Taxes – Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the financial reporting and income tax bases of assets and liabilities. At June 30, 2005, no taxable income has been generated and therefore, no tax provision has been included in these financial statements. The deferred tax asset related to the future benefit from operating loss carry-forwards for income tax purposes has been offset by a valuation allowance as it is not more than likely that such losses will be used.

Loss Per Share – Basic loss per share represents income available to shareholders divided by the weighted-average number of common shares outstanding during the period. Dilutive loss per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method. Due to the net loss, the outstanding warrants are not considered common stock equivalents and therefore, dilutive loss per share is not presented.

Stock Compensation Plans – Upon completion of the offering, the Company agreed to issue warrants to the organizing directors and organizer for the purchase of one share of common stock at $10.00 per share for every one shares purchased in the stock offering, up to a maximum of 25,000 warrants per director or organizer. The Company issued a total of 412,500 warrants. The warrants vest over a six month period from the date of issue. In addition, the Company has adopted a stock option plan; however, no options have been granted as of June 30, 2005.

        The Company accounts for the warrants and stock options under the recognition and measurement principals of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation cost will be reflected in the net income, as all warrants and stock options granted under these plans will have the exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee and non-employee compensation.

		For the six months
	For the quarter ended	ended
	June 30, 2005	June 30, 2005

Net loss as reported	$(369,250)	$(593,883)
Net loss pro forma	(785,189)	(1,009,822)
Basic and diluted loss per share
As reported	$(0.18)	$(0.28)
Pro forma	(0.38)	(0.48)

The weighted average fair value per share of warrants granted on May 16, 2005 amounted to $3.21.  The fair value of each warrant grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants:  expected volatility of 28%, risk-free interest rate of 3.85% and expected lives of seven and a half years.

Independence Bancshares, Inc.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Organizer Contribution Deposits – Under the Organizer Contribution and Joint Venture Agreement, organizers agreed to contribute $15,000 each to pay organizational expenses. Upon approval by regulatory authorities of the application to organize the bank and completion of the stock offering, the company reimbursed $240,000 due to the organizers, and no amounts are due at June 30, 2005.

Statement of Cash Flows – For purposes of reporting cash flows, cash equivalents include amounts due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

NOTE 3 – INVESTMENT SECURITIES

        At June 30, 2005, investment securities included $6,975,313 of U.S. agency obligations and $2,738,875 of mortgage-backed securities. All investment securities are classified as available sale and are accordingly reported at fair value. At June 30, 2005, the amortized cost and unrealized losses of U.S. agency obligations were $6,979,603 and $4,290, respectively. At June 30, 2005, the amortized cost and unrealized losses of mortgage-backed securities were $2,755,594 and $16,719, respectively.

NOTE 4 – LEASES

        The company has entered into an agreement to lease a branch facility for four years under an operating lease. The monthly rent under the lease amendment will be $5,832 beginning May 15, 2005 through September 30, 2006, $5,960 from October 1, 2006 through September 30, 2007 and $6,079 from October 1, 2007 through September 30, 2008. Through June 30, 2005, $8,748 was recorded in rent expense.

NOTE 5 – BORROWINGS

        At June 30, 2005, the Bank had short-term lines of credit with correspondent banks to purchase unsecured federal funds totaling $5,000,000.  The interest rate on any borrowings under these lines would be the prevailing market rate for federal funds purchased.

        The Company, on November 3, 2004, entered into a line of credit agreement with a financial institution for up to $2.2 million at a rate of prime minus 0.25% to pay pre-opening expenses and purchase equipment for the Company and the bank prior to the completion of the offering. On November 17, 2004, the Company entered into a loan agreement with this same financial institution for $1.2 million at a rate of prime minus 0.25% and used this loan to finance the purchase of approximately one acre of land in downtown Greenville, South Carolina which will be the site for a new main office estimated to be built in 2008. On May 16, 2005, the Company repaid the notes with the proceeds from the initial stock offering and closed these credit facilities.

NOTE 6 – RELATED PARTY TRANSACTIONS

        One of the organizers provided temporary office space, at no cost, during the organization stage of the Bank. This space was available to the Company until the leasehold improvements for the leased branch facility were completed in March 2005.

        On November 17, 2004, the Company purchased a one acre lot for approximately $1.2 million located on the corner of South Irvine Street and East Washington Street, in downtown Greenville, South Carolina. Completion of construction of the permanent headquarters at this location is estimated for 2008. The Company acquired the lot by virtue of an option, assigned at par, which is appraisal-based fair market value, from an investment company which is a business interest of one of the organizers. A tenant currently leases this lot from the Company for parking space rental and remits 50% of net operating revenues to the Company. This lease expires December 31, 2005.

Independence Bancshares, Inc.

NOTE 7 – RECENTLY ISSUED ACCOUNTING STANDARDS

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

Item 2.   Management’s Discussion and Analysis or Plan of Operation

The following discussion reviews our results of operations and assesses our financial condition. You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements. The commentary should be read in conjunction with the discussion of forward-looking statements, the financial statements, and the related notes and the other statistical information included in this report.

DISCUSSION OF FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

•	significant increases in competitive pressure in the banking and financial services industries;
•	changes in the interest rate environment which could reduce anticipated or actual margins;
•	changes in political conditions or the legislative or regulatory environment;
•	general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;
•	changes occurring in business conditions and inflation;
•	changes in technology;
•	changes in monetary and tax policies;
•	the level of allowance for loan loss;
•	the rate of delinquencies and amounts of charge-offs;
•	the rates of loan growth;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	loss of consumer confidence and economic disruptions resulting from terrorist activities;
•	changes in the securities markets; and
•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

Overview

The following discussion describes our results of operations for the quarter and six months ended June 30, 2005 and also analyzes our financial condition as of June 30, 2005. Because our bank opened for business on May 16, 2005, a comparison of the quarter and six months ended June 30, 2005 to quarter and six months ended June 30, 2004 is not meaningful. Until May 2005, our principal activities related to our organization, the conducting of our initial public offering, the pursuit of approvals from the Office of the Comptroller of the Currency for our application to charter the bank, the pursuit of approvals from the Federal Reserve to become a bank holding company, and the pursuit of approvals from the FDIC for our application for insurance of the deposits of the bank. We received approval from the FDIC, Federal Reserve, and the Office of the Comptroller of the Currency in May 2005 and commenced business on May 16, 2005. The organizational costs incurred during the period from our inception on May 17, 2004 through June 30, 2004 related primarily to consulting costs and are immaterial to total organizational costs. We completed our stock offering in May 2005, upon the issuance of 2,085,010 shares for a total of $20,850,100. We capitalized the bank with $18 million of the proceeds from the stock offering.

Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

Of course, there are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings. In the following section we have included a detailed discussion of this process.

In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers. We describe the various components of this non-interest income, as well as our non-interest expense, in the following discussion.

Results of Operations

We incurred a net loss of $369,250 for the three months ended June 30, 2005. Included in the net loss for the quarter is $176,974 related to pre-opening and organizational costs (which are included in the applicable classifications) prior to the bank’s opening on May 16, 2005. We realized $106,948 in interest income. The provision for loan loss was $13,000 for the quarter ended June 30, 2005. We anticipate the growth in loans in future quarters will drive the growth in assets and the growth in interest income. The primary source of funding for our loan portfolio is deposits that are acquired locally. The bank incurred interest expense of $27,246 in the second quarter of 2005. Interest expense related to deposit accounts represented $11,944 of total interest expense. Interest expense of $15,302 was incurred on the organizing line of credit and note payable to bank which were both repaid with the proceeds from the stock offering.

We incurred a net loss of $593,883 for the six months ended June 30, 2005. Included in the net loss for the six months is $401,606 related to pre-opening and organizational costs prior to the bank’s opening on May 16, 2005.

We incurred non-interest expenses of $438,038 during the three months ended June 30, 2005. Included in this expense is $273,125 of salaries and benefits, $42,984 of occupancy and equipment expenses, $9,956 of professional fees, $7,220 of data processing expense, and $58,760 of public relations expense. We also incurred $22,724 of expenses related to supplies and $23,269 of other expenses primarily related to credit expenses, insurance, postage and dues and memberships.

We incurred non-interest expenses of $649,064 during the six months ended June 30, 2005. Included in this expense is $455,358 of salaries and benefits, $47,177 of occupancy and equipment expenses, $14,841 of professional fees, $7,410 of data processing expense, and $70,962 of public relations expense. We also incurred $24,682 of expenses related to supplies and $28,634 of other expenses primarily related to credit expenses, insurance, postage and dues and memberships.

Assets and Liabilities

General

At June 30, 2005, we had total assets of $26.5 million, consisting principally of $9.7 million in investment securities, $1.0 million in loans, $13.2 million in federal funds sold, and $1.8 in premises and equipment. Liabilities at June 30, 2005 totaled $6.9 million, consisting principally of $6.9 million in deposits. At June 30, 2005, shareholders’ equity was $19.5 million.

Loans

Since loans typically provide higher interest yields than other types of interest earning assets, we intend to invest a substantial percentage of our earning assets in our loan portfolio. At June 30, 2005, our loan portfolio consisted primarily of $271,000 of commercial real estate loans, $210,000 of commercial business loans, and $529,000 of consumer and home equity loans.

We will discontinue accrual of interest on a loan when we conclude it is doubtful that we will be able to collect interest from the borrower. We will reach this conclusion by taking into account factors such as the borrower’s financial condition, economic and business conditions, and the results of our previous collection efforts. Generally, we will place a delinquent loan in non-accrual status when the loan becomes 90 days or more past due. When we place a loan in non-accrual status, we will reverse all interest which has been accrued on the loan but remains unpaid and we will deduct this interest from earnings as a reduction of reported interest income. We will not accrue any additional interest on the loan balance until we conclude the collection of both principal and interest is reasonably certain. At June 30, 2005, there were no non-performing loans, and we had no loans that were 90 days or more past due or non-accruing.

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. The allowance for loan losses was $13,000 as of June 30, 2004. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses will be based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We will also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons. Due to our limited operating history, to date the provision for loan losses has been made primarily as a result of our assessment of general loan loss risk compared to banks of similar size and maturity. Due to our short operating history, the loans in our loan portfolio and our lending relationships are of very recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process known as seasoning. As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because our loan portfolio is new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition. Periodically, we will adjust the amount of the allowance based on changing circumstances. We will charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

Deposits

Our primary source of funds for loans and investments is our deposits. At June 30, 2005, we had $6.9 million in deposits which consisted primarily of $1.9 million in demand deposit accounts, $2.0 million in certificates of deposit, and $3.0 million of money market accounts.

Liquidity
Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of liabilities. We manage both assets and liabilities to achieve appropriate levels of liquidity. Cash and short-term investments are our primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. The investment portfolio is our principal source of secondary asset liquidity. However, the availability of this source of funds is influenced by market conditions. Individual and commercial deposits and borrowings are our primary source of funds for credit activities. We have lines of credit with unrelated banks totaling $5.0 million. These lines are available on a one to fourteen day basis for general corporate purposes. We believe our liquidity sources are adequate to meet our operating needs. The level of liquidity is measured by the cash and securities available for sale-to-total assets ratio, which was at 87.20% at June 30, 2005.

Impact of Off-Balance Sheet Instruments
Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2005, we had issued commitments to extend credit of $6.4 million through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Capital Resources
Total shareholders’ equity increased from a deficit of $392,105 at December 31, 2004 to $19.5 million at June 30, 2005. The increase is due to completion of our initial public offering which raised $20,536,038, net of offering expenses. This increase was offset by the net loss for the period of $593,883, and unrealized losses on investment securities of $21,009.

The bank is subject to various regulatory capital requirements administered by the federal banking agencies. Because our total assets are less than $150 million, we are judged only by the adequacy of the bank’s capital and not at the holding company level. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the bank must meet specific capital guidelines that involve quantitative measures of the bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the bank to maintain minimum ratios of Tier 1 and total capital as a percentage of assets and off-balance-sheet exposures, adjusted for risk weights ranging from 0% to 100%. Tier 1 capital of the bank consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available-for-sale, minus certain intangible assets. The bank’s Tier 2 capital consists of the allowance for loan losses subject to certain limitations. Total capital for purposes of computing the capital ratios consists of the sum of Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 capital and 8% for total risk-based capital.

The bank is also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio. Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios 1% to 2% above the minimum. The bank exceeded its minimum regulatory capital ratios as of June 30, 2005, as well as the ratios to be considered “well capitalized.”

The following table summarizes the capital amounts and ratios of the bank and the regulatory minimum requirements at June 30, 2005.

(Dollars in thousands)

					Adequately
			Well Capitalized		Capitalized
	Actual		Requirement		Requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets	$19,563	171.59%	$992	10.0%	$794	8.0%
Tier 1 capital to risk weighted assets	$19,550	171.46%	$595	6.0%	$397	4.0%
Tier 1 capital to average assets	$19,550	150.65%	$564	5.0%	$452	4.0%

Critical Accounting Policies
We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our unaudited consolidated financial statements included in this report on Form 10-QSB.

Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgment and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgment and assumptions we make, actual results could differ from these judgments and estimates that could have a material impact on the carrying values of our assets and liabilities and our results of operations.

We believe the allowance for loan losses is the critical accounting policy that requires the most significant judgment and estimates used in preparation of our consolidated financial statements. Some of the more critical judgments supporting the amount of our allowance for loan losses include judgments about the credit worthiness of borrowers, the estimated value of the underlying collateral, the assumptions about cash flow, determination of loss factors for estimating credit losses, the impact of current events, and conditions, and other factors impacting the level of probable inherent losses. Under different conditions or using different assumptions, the actual amount of credit losses incurred by us may be different from management’s estimates provided in our consolidated financial statements. Refer to the portion of this discussion that addresses our allowance for loan losses for a more complete discussion of our processes and methodology for determining our allowance for loan losses.

Item 3.  Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 15d-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2005. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

        The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Part II – Other Information

Item 1.  Legal Proceedings

        There are no material pending legal proceedings to which the company is a party or of which any of its property is the subject.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Our registration statement on Form SB-2 (file no. 333-121485), which registered the issuance of the shares to be sold in our initial public offering, was declared effective March 10, 2005. The offering commenced on March 10, 2005 and terminated on May 31, 2005. We sold 2,085,010 shares of common stock at an offering price of $10.00 per share for aggregate proceeds of $20,850,100 and net proceeds of $20,536,038.

We incurred $314,062 in expenses in connection with the issuance and distribution of the common stock in the offering. All of these expenses were paid directly or indirectly to persons or entities other than directors, officers, persons owning 10% or more of the company’s securities, or affiliates of the company.

We used $18,000,000 of the proceeds to capitalize the bank and $314,062 to pay the offering expenses. The remaining proceeds were placed in the holding company’s bank account.

Item 3.  Default Upon Senior Securities

Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.  Other Information

Not applicable

Item 6.  Exhibits

10.1	Independence Bancshares, Inc. 2005 Stock Incentive Plan and Form of Agreement.

10.2	Stock Warrant Agreement between Lawrence R. Miller and Independence Bancshares, Inc. dated May 16, 2005.

31.1	Rule 15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 15d-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 5, 2005	/s/ Lawrence R. Miller Lawrence R. Miller Chief Executive Officer

Dated: August 5, 2005	/s/ Kimberly D. Barrs Kimberly D. Barrs Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number              Description

10.1	Independence Bancshares, Inc. 2005 Stock Incentive Plan and Form of Agreement.

10.2	Stock Warrant Agreement between Lawrence R. Miller and Independence Bancshares, Inc. dated May 16, 2005.

31.1	Rule 15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 15d-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.