Form 10QSB
period 2005-09-30
Independence Bancshares, Inc.
filed 2005-11-04
CIK 1311828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2005

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

        Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes  X       No

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
   Yes          No  X

        State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,085,010 shares of common stock, par value $.01 per share, outstanding as of November 4, 2005.

        Transitional Small Business Disclosure Format (check one):    Yes          No  X

Independence Bancshares, Inc.

Part I – Financial Information

Item 1.   Financial Statements

Consolidated Balance Sheets
September 30, 2005
(unaudited)

	September 30, 2005	December 31, 2004
	(unaudited)	(Development Stage
		Enterprise)
Assets	$171,060	$56,356
Cash	171,060	56,356
Federal funds sold	1,802,000	-
Investment securities available for sale	11,500,725	-
Non-marketable equity securities	562,600	-
Loans, net	13,000,868	-
Premises and equipment, net	1,778,968	1,175,275
Other assets	217,873	63,114

Total assets	$29,034,094	$1,294,745

Liabilities and Shareholders’ Equity (Deficit)
Liabilities
Deposits
Non-interest bearing	$2,251,970	$-
Interest bearing	7,652,471	-

Total deposits	9,904,441	-

Accounts payable and accrued liabilities	28,499	30,493
Organizer contribution deposits	-	240,000
Line of credit	-	260,851
Note payable to bank	-	1,155,506
Total liabilities	9,932,940	1,686,850

Commitments and contingencies - Notes 4 & 5

Shareholders' Equity (Deficit)
Preferred stock, $.01 par value; 10,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $.01 par value; 10,000,000 shares
authorized; 2,085,010 and 10 shares issued and outstanding at
September 30, 2005 and December 31, 2004, respectively	20,850	-
Additional paid-in capital	20,515,188	100
Retained deficit	(1,388,122)	(392,205)
Accumulated other comprehensive loss	(46,762)	-

Total shareholders' equity (deficit)	19,101,154	(392,105)

Total liabilities and shareholders' equity (deficit)	$29,034,094	$1,294,745

The accompanying notes are an integral part of these financial statements.

Independence Bancshares, Inc.

Consolidated Statement of Operations
(unaudited)

	For the quarter ended	For the nine months ended
	September 30, 2005	September 30, 2005
Interest income
Loans	$85,599	$88,026
Investment securities	107,200	142,396
Federal funds sold and other	90,778	161,621

Total interest income	283,577	392,043

Interest expense	47,250	95,289

Net interest income	236,327	296,754

Provision for loan loss	159,000	172,000

Net interest income after provision for loan losses	77,327	124,754

Non-interest income	6,059	13,813

Non-interest expense
Salaries and employee benefits	$279,673	$735,031
Professional fees	26,690	41,531
Data processing	18,814	26,224
Public relations	28,861	99,823
Occupancy and equipment	77,330	124,507
Telephone and supplies	13,592	38,274
Other	40,460	69,094

Total non-interest expense	485,420	1,134,484

Loss before provision for income taxes	(402,034)	(995,917)

Provision for income taxes	-	-

Net loss	$(402,034)	$(995,917)

Basic and diluted loss per share	$(0.19)	$(0.48)

Weighted average shares outstanding	2,085,010	2,085,010

The accompanying notes are an integral part of these financial statements.

Independence Bancshares, Inc.

Consolidated Statement of Changes in Shareholders’ Equity (Deficit)
For the Nine Months Ended September 30, 2005
(unaudited)

					Accumulated Other
	Common Stock		Additional	Accumulated	Comprehensive
	Shares	Amount	Paid-in Capital	Deficit	Loss	Total

Balance, December 31, 2004	10	$-	$100	$(392,205)	$-	$(392,105)

Redemption of stock from organizer	(10)	-	(100)			(100)
Proceeds from issuance of
common stock, net of offering
costs of $314,062	2,085,010	20,850	20,515,188			20,536,038
Net loss for the nine months ended
September 30, 2005	-	-	-	(995,917)		(995,917)
Unrealized losses on investment
securities available for sale,
no tax effect	-	-	-		(46,762)	(46,762)

Total comprehensive loss	-	-	-	-	-	(1,042,679)

Balance, September 30, 2005	2,085,010	$20,850	$20,515,188	$(1,388,122)	$(46,762)	$19,101,154

The accompanying notes are an integral part of these financial statements.

Independence Bancshares, Inc.

Consolidated Statement of Cash Flows
For the Nine Months Ended September 30, 2005
(unaudited)

Cash flows from operating activities
Net loss	$(995,917)
Provision for loan loss	172,000
Depreciation	64,912
Net accretion of discounts on investment securities	(1,567)
Other assets	(154,759)
Accounts payable and accrued liabilities	(1,994)

Cash used by operating activities	(917,325)

Cash flows from investing activities
Purchases of investment securities available for sale	(11,771,314)
Proceeds from prepayment of investment securities available for sale	225,394
Purchase of non-marketable equity securities	(562,600)
Net increase in loans	(13,172,868)
Purchases of premises and equipment	(668,605)

Cash used by investing activities	(25,949,993)

Cash flows from financing activities
Net increase in deposits	9,904,441
Repayment of organizer contribution deposits	(240,000)
Proceeds from issuance of common stock, net of offering costs	20,536,038
Redemption of stock from organizer	(100)
Repayment of line of credit	(260,851)
Payments on note payable to bank	(1,155,506)

Cash provided by financing activities	28,784,022

Net increase in cash	1,916,704

Cash and cash equivalents, beginning of period	56,356

Cash and cash equivalents, end of period	$1,973,060

Supplemental disclosure for non-cash investing activity:
Change in unrealized loss on securities available for sale, no income tax
effect	$(46,762)

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

Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company’s Registration Statement on Form SB-2 (Registration Number 333-121485) as filed with and declared effective by the Securities and Exchange Commission.

        Until the Bank opened for business on May 16, 2005, the Company was accounted for as a development stage enterprise as defined by Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises,” as the Company devoted substantially all of its efforts to establishing a new business, and thus, comparison of the quarter ended September 30, 2005 to September 30, 2004 is not meaningful. The organizational costs incurred during the period from our inception on May 17, 2004 through September 30, 2004 related primarily to consulting costs, salaries and license fees and totaled $189,439. When the Bank opened, certain reclassifications and adjustments were made to the financial statements to reflect that the Company is now accounted for as an operating company.

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

Management’s Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

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

Non-marketable equity securities – The Bank, as a member of the Federal Reserve Bank (“FRB”) and the Federal Home Bank of Atlanta (“FHLB”), is required to own capital stock in these organizations. The amount of FRB stock owned is based on the Bank’s capital levels and totaled $509,800 at September 30, 2005. The amount of FHLB stock owned is determined based on the Bank’s balances of residential mortgages and advances from the FHLB and totaled $52,800 at September 30, 2005. No ready market exists for these stocks, and they have no quoted market value. However, redemption of these stocks has historically been at par value. Accordingly, the carrying amounts are deemed to be a reasonable estimate of fair value.

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

The Company identifies impaired loans through its normal internal loan review process. Loans on the Company’s problem loan watch list are considered potentially impaired loans. These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected in accordance with the contractual terms. Loans are not considered impaired if a minimal payment delay occurs and all amounts due, including accrued interest at the contractual interest rate for the period of delay, are expected to be collected. At September 30, 2005, management has determined that the Company had no impaired loans.

Independence Bancshares, Inc.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Income Taxes – Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the financial reporting and income tax bases of assets and liabilities. At September 30, 2005, no taxable income has been generated and therefore, no tax provision has been included in these financial statements. The deferred tax asset related to the future benefit from operating loss carry-forwards for income tax purposes has been offset by a valuation allowance as it is not more than likely that such losses will be used.

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

Independence Bancshares, Inc.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Compensation Plans – Upon completion of the offering, the Company agreed to issue warrants to the organizing directors and organizer for the purchase of one share of common stock at $10.00 per share for every one shares purchased in the stock offering, up to a maximum of 25,000 warrants per director or organizer. The Company issued a total of 412,500 warrants. The warrants vest over a six month period from the date of issue. In addition, the Company has adopted a stock option plan, and 41,950 options to purchase one share of common stock at $10.00 per share were granted as of July 26, 2005. The options vest over a three year period from the date of grant. The Company accounts for the warrants and stock options under the recognition and measurement principals of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation cost will be reflected in the net income, as all warrants and stock options granted under these plans will have the exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee and non-employee compensation.

	For the quarter ended	For the nine months ended
	September 30, 2005	September 30, 2005

Net loss as reported	$(402,034)	$(995,917)
Net loss pro forma	(1,243,491)	(2,253,313)
Basic and diluted loss per share
As reported	$(0.19)	$(0.48)
Pro forma	(0.60)	(1.08)

The weighted average fair value per share of warrants granted on May 16, 2005 amounted to $4.03.  The fair value of each warrant grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants:  expected volatility of 28%, risk-free interest rate of 3.87% and expected lives of seven and a half years. The weighted average fair value per share of options granted on July 26, 2005 amounted to $4.11.  The fair value of each warrant grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants:  expected volatility of 28%, risk-free interest rate of 4.15% and expected lives of seven and a half years.

Organizer Contribution Deposits – Under the Organizer Contribution and Joint Venture Agreement, organizers agreed to contribute $15,000 each to pay organizational expenses. Upon approval by regulatory authorities of the application to organize the bank and completion of the stock offering, the Company reimbursed $240,000 due to the organizers, and no amounts are due at September 30, 2005.

Statement of Cash Flows – For purposes of reporting cash flows, cash equivalents include amounts due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

NOTE 3 – INVESTMENT SECURITIES

        At September 30, 2005, investment securities included $6,952,813 of U.S. agency obligations and $4,547,912 of mortgage-backed securities. All investment securities are classified as available sale and are accordingly reported at fair value. At September 30, 2005, the amortized cost and unrealized losses of U.S. agency obligations were $6,982,749 and $29,936, respectively. At September 30, 2005, the amortized cost and unrealized losses of mortgage-backed securities were $4,564,738 and $16,826, respectively.

NOTE 4 – LEASES

        The Company has entered into an agreement to lease a branch facility for four years under an operating lease. The monthly rent under the lease amendment will be $5,832 beginning May 15, 2005 through September 30, 2006, $5,960 from October 1, 2006 through September 30, 2007 and $6,079 from October 1, 2007 through September 30, 2008.

Independence Bancshares, Inc.

NOTE 5 – BORROWINGS

        At September 30, 2005, the Bank had short-term lines of credit with correspondent banks to purchase unsecured federal funds totaling $5,000,000.  The interest rate on any borrowings under these lines would be the prevailing market rate for federal funds purchased.

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

Overview

The following discussion describes our results of operations for the quarter and nine months ended September 30, 2005 and also analyzes our financial condition as of September 30, 2005. Because our bank opened for business on May 16, 2005, a comparison of the quarter and nine months ended September 30, 2005 to quarter and nine months ended September 30, 2004 is not meaningful. Until May 2005, our principal activities related to our organization, the conducting of our initial public offering, the pursuit of approvals from the Office of the Comptroller of the Currency for our application to charter the bank, the pursuit of approvals from the Federal Reserve to become a bank holding company, and the pursuit of approvals from the FDIC for our application for insurance of the deposits of the bank. We received approval from the FDIC, Federal Reserve, and the Office of the Comptroller of the Currency in May 2005 and commenced business on May 16, 2005. The organizational costs incurred during the period from our inception on May 17, 2004 through September 30, 2004 related primarily to consulting costs, salaries and license fees and totaled $189,439. We completed our stock offering in May 2005, upon the issuance of 2,085,010 shares with net proceeds totaling $20,536,038. We capitalized the bank with $18 million of the proceeds from the stock offering.

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

Results of Operations

We incurred a net loss of $402,034 for the three months ended September 30, 2005. We realized $283,577 in interest income. The provision for loan loss was $159,000 for the quarter ended September 30, 2005. We anticipate the growth in loans in future quarters will drive the growth in assets and the growth in interest income. The primary source of funding for our loan portfolio is deposits that are acquired locally. The bank incurred interest expense on deposit accounts of $47,250 in the third quarter of 2005.

We incurred a net loss of $995,917 for the nine months ended September 30, 2005. Included in the net loss for the nine months is $401,606 related to pre-opening and organizational costs prior to the bank’s opening on May 16, 2005. We realized $392,043 in interest income. The provision for loan loss was $172,000 for the nine months ended September 30, 2005. The bank incurred interest expense of $95,289 for the nine months ended September 30, 2005. Interest expense related to deposit accounts represented $79,987 of total interest expense. Interest expense of $15,302 was incurred on the organizing line of credit and note payable to bank which were both repaid with the proceeds from the stock offering.

We incurred non-interest expenses of $485,420 during the three months ended September 30, 2005. Included in this expense is $279,673 of salaries and benefits, $77,330 of occupancy and equipment expenses, $26,690 of professional fees, $18,814 of data processing expense, and $28,861 of public relations expense. We also incurred $13,592 of expenses related to supplies and $40,460 of other expenses primarily related to credit expenses, insurance, postage and dues and memberships.

We incurred non-interest expenses of $1,134,484 during the nine months ended September 30, 2005. Included in this expense is $735,031 of salaries and benefits, $124,507 of occupancy and equipment expenses, $41,531 of professional fees, $26,224 of data processing expense, and $99,823 of public relations expense. We also incurred $38,274 of expenses related to supplies and $69,094 of other expenses primarily related to credit expenses, insurance, postage and dues and memberships.

Assets and Liabilities

General

At September 30, 2005, we had total assets of $29.0 million, consisting principally of $13.0 million in net loans, $11.5 million in investment securities, $1.8 million in federal funds sold, and $1.8 in premises and equipment. Liabilities at September 30, 2005 totaled $9.9 million, consisting principally of $9.9 million in deposits. At September 30, 2005, shareholders’ equity was $19.1 million.

Loans

Since loans typically provide higher interest yields than other types of interest earning assets, we intend to invest a substantial percentage of our earning assets in our loan portfolio. At September 30, 2005, our loan portfolio consisted primarily of $8.0 million of commercial real estate loans, $2.7 of commercial business loans, and $2.5 million of consumer and home equity loans.

We will discontinue accrual of interest on a loan when we conclude it is doubtful that we will be able to collect interest from the borrower. We will reach this conclusion by taking into account factors such as the borrower’s financial condition, economic and business conditions, and the results of our previous collection efforts. Generally, we will place a delinquent loan in non-accrual status when the loan becomes 90 days or more past due. When we place a loan in non-accrual status, we will reverse all interest which has been accrued on the loan but remains unpaid and we will deduct this interest from earnings as a reduction of reported interest income. We will not accrue any additional interest on the loan balance until we conclude the collection of both principal and interest is reasonably certain. At September 30, 2005, there were no non-performing loans, and we had no loans that were 90 days or more past due or non-accruing.

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. The allowance for loan losses was $172,000 as of September 30, 2005. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses will be based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We will also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons. Due to our limited operating history, to date the provision for loan losses has been made primarily as a result of our assessment of general loan loss risk compared to banks of similar size and maturity. Due to our short operating history, the loans in our loan portfolio and our lending relationships are of very recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process known as seasoning. As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because our loan portfolio is new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition. Periodically, we will adjust the amount of the allowance based on changing circumstances. We will charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

Deposits

Our primary source of funds for loans and investments is our deposits. At September 30, 2005, we had $9.9 million in deposits which consisted primarily of $3.3 million in demand deposit accounts, $2.8 million in certificates of deposit, and $3.8 million of money market accounts.

Liquidity
Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of liabilities. We manage both assets and liabilities to achieve appropriate levels of liquidity. Cash and short-term investments are our primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. The investment portfolio is our principal source of secondary asset liquidity. However, the availability of this source of funds is influenced by market 0conditions. Individual and commercial deposits and borrowings are our primary source of funds for credit activities. We have lines of credit with unrelated banks totaling $5.0 million. These lines are available on a one to fourteen day basis for general corporate purposes. We believe our liquidity sources are adequate to meet our operating needs. The level of liquidity is measured by the cash and securities available for sale-to-total assets ratio, which was at 46.41% at September 30, 2005.

Impact of Off-Balance Sheet Instruments
Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2005, we had issued commitments to extend credit of $8.9 million through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Capital Resources
Total shareholders’ equity increased from a deficit of $392,105 at December 31, 2004 to equity of $19.1 million at September 30, 2005. The increase is due to completion of our initial public offering which raised $20,536,038, net of offering expenses. This increase was offset by the net loss for the period of $995,917, and unrealized losses on investment securities of $46,762.

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

The bank is also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio. Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios 1% to 2% above the minimum. The bank exceeded its minimum regulatory capital ratios as of September 30, 2005, as well as the ratios to be considered “well capitalized.”

The following table summarizes the capital amounts and ratios of the bank and the regulatory minimum requirements at September 30, 2005.

(Dollars in thousands)

					Adequately
			Well Capitalized		Capitalized
	Actual		Requirement		Requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets	$16,784	84.43%	$1,988	10.0%	$1,590	8.0%
Tier 1 capital to risk weighted assets	$16,612	83.57%	$1,192	6.0%	$795	4.0%
Tier 1 capital to average assets	$16,612	60.04%	$1,383	5.0%	$1,107	4.0%

Item 3.   Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 15d-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2005. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Not applicable

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

Dated: November 4, 2005	By: /s/ Lawrence R. Miller Lawrence R. Miller Chief Executive Officer

Dated: November 4, 2005	By: /s/ Kimberly D. Barrs Kimberly D. Barrs Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number               Description

31.1          Rule 15d-14(a) Certification of the Chief Executive Officer.

31.2          Rule 15d-14(a) Certification of the Chief Financial Officer.

32             Section 1350 Certifications.