Form 10KSB
period 2005-12-31
Independence Bancshares, Inc.
filed 2006-03-30
CIK 1311828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)
X	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005
or
Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to ________

Commission file no. 333-121485

Independence Bancshares, Inc.
(Name of Small Business Issuer in Its Charter)

South Carolina	20-1734180
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

500 E. Washington Street
Greenville, South Carolina	29601
(Address of Principal Executive Offices)	(Zip Code)

        (864) 672-1776
Issuer’s Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Act:   None
Securities registered pursuant to Section 12(g) of the Act:

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                         Yes      No

        State issuer’s revenues for its most recent fiscal year. $888,477

        The estimated aggregate market value of the Common Stock held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers) of the Company on March 15, 2006 was $13,054,600. This calculation is based upon an estimate of the fair market value of the Common Stock of $10.00 per share, which was the price in our initial public offering and the last trade of which management is aware prior to this date.

        State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 2,085,010

DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for the Annual Meeting of Shareholders Part III (Items 9-12, 14) to be held on May 16, 2006

Transitional Small Business Disclosure Format.    (Check one):   Yes      No

PART I

Item 1. Business.

        This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to those described below under “Risk Factors” and the following:

o	significant increases in competitive pressure in the banking and financial services industries;
o	changes in the interest rate environment which could reduce anticipated or actual margins;
o	changes in political conditions or the legislative or regulatory environment;
o	general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;
o	changes occurring in business conditions and inflation;
o	changes in technology;
o	changes in monetary and tax policies;
o	the level of allowance for loan loss;
o	the rate of delinquencies and amounts of charge-offs;
o	the rates of loan growth;
o	adverse changes in asset quality and resulting credit risk-related losses and expenses;
o	loss of consumer confidence and economic disruptions resulting from terrorist activities;
o	changes in the securities markets; and
o	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

General

        Independence Bancshares, Inc. is a South Carolina corporation organized to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956 and the South Carolina Bank Holding Company Act, and to own and control all of the capital stock of Independence National Bank. Our bank is a national association organized under the laws of the United States and provides banking services to consumers and small- to mid-size businesses, principally in Greenville County, South Carolina. Since our inception in May 2004 and before our opening the bank for business on May 16, 2005, we engaged in organizational and pre-opening activities necessary to obtain regulatory approvals and to prepare our subsidiary bank to commence business as a financial institution.

Marketing Focus

        Our primary focus and target market is to fulfill the financial needs of the small business owners, legal community, medical community, insurance agencies, and real estate developers, including clients involved in residential construction, acquisition/development, and clients owning and developing income producing properties primarily in the City of Greenville and the broader Greenville metropolitan area. We intend to use our “closeness” to the market via local ownership, quick response time, pricing discretion, person to person relationships and an experienced, well known senior management team in leveraging our market share in the greater Greenville area while looking for ways to differentiate the bank from our competition.

Banking Services

        The bank is primarily engaged in the business of accepting demand and time deposits and providing commercial, consumer and mortgage loans to the general public. Deposits of the bank are insured up to $100,000 by the Federal Deposit Insurance Corporation (“FDIC”).  Other services which the bank offers include online banking, commercial cash management, safe deposit boxes, bank official checks, traveler’s checks, and wire transfer capabilities.

Location and Service Area

        Our primary market is Greenville County, which is located in the upstate region of South Carolina. The Greenville metropolitan area, positioned on the I-85 corridor, is home to one of the nation’s largest concentrations of international investment. We believe, with such significant investment and growth potential, the area’s demographics have changed considerably over the past 10 years. The Cities of Fountain Inn, Greenville, Greer, Mauldin, Simpsonville, and Travelers Rest make up Greenville County. According to the 2000 United States Census, while the population in the City of Greenville has remained stable between 56,000 and 58,000 residents for several decades, the most dramatic numerical growth has occurred in Greer, Mauldin and Simpsonville, where dozens of new single – family developments and apartment communities have been constructed since 1980.

        Greenville County, South Carolina’s largest county, has experienced a tremendous population boom over the past decade. With an average yearly growth rate of more than 1.9% over the past decade, Greenville County’s 2005 population is estimated to stand at 395,760, according to United States Census Bureau. By 2010, growth is expected to reach 420,910, and 472,480 by 2020. Greenville is one of the 10 counties that comprise the Upstate region, with a population of more than 1.2 million people. The five-county Metropolitan Statistical Area was the nation’s 52nd largest metropolitan area in 1999.

        Our main office is located in Greenville one block off a major artery and provides excellent visibility for the bank. Our anticipated expansion plans include opening a permanent main office strategically located in the City of Greenville in the third year of operation and a full service branch on the east side of Greenville in the fourth year of operation. This branch office will extend the market reach of our bank, and it will increase our personal service delivery capabilities to all of our customers. We plan to take advantage of existing contacts and relationships with individuals and companies in this area to more effectively market the services of the bank.

Lending Activities

    General. We emphasize a range of lending services, including real estate, commercial, and equity-line consumer loans to individuals and small- to medium-sized businesses and professional firms that are located in or conduct a substantial portion of their business in our market area. The well established banks in our service area make proportionately more loans to medium- to large-sized businesses than we do. Our loans to small- to medium-sized businesses may be less able to withstand competitive, economic, and financial conditions than larger borrowers. Our underwriting standards vary for each type of loan, as described below. We compete for these loans with competitors who are well established in our service area and have greater resources and lending limits. As a result, we may have to charge lower interest rates to attract borrowers.

        Loan Approval. Certain credit risks are inherent in making loans. These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers. We attempt to mitigate repayment risks by adhering to internal credit policies and procedures. These policies and procedures include officer and client lending limits, a multi-layered approval process for larger loans, documentation examination, and follow-up procedures for any exceptions to credit policies. Our loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds an individual officer’s lending authority, the loan request will be considered by an officer with a higher lending limit, the officers’ loan committee, or the directors’ loan committee. We do not make any loans to any director, officer, or employee of the bank unless the loan is approved by the board of directors of the bank and is on terms not more favorable to such person than would be available to a person not affiliated with the bank.

        Credit Administration and Loan Review. We maintain a continuous loan review system. We also apply a credit grading system to each loan, and we use an independent consultant to review the loan files on a test basis to confirm the grading of each loan. Each loan officer is responsible for each loan he or she makes, regardless of whether other individuals or committees joined in the approval. This responsibility continues until the loan is repaid or until the loan is officially assigned to another officer.

        Lending Limits. Our lending activities are subject to a variety of lending limits imposed by federal law. In general, the bank is subject to a legal limit on loans to a single borrower equal to 15% of the bank’s capital and unimpaired surplus. These limits will increase or decrease in response to increases or decreases in the bank’s level of capital. We are able to sell participations in our larger loans to other financial institutions, which allow us to manage the risk involved in these loans and to meet the lending needs of our clients requiring extensions of credit in excess of these limits.

        Real Estate Mortgage Loans. The principal component of our loan portfolio is loans secured by real estate mortgages. We obtain a security interest in real estate whenever possible, in addition to any other available collateral, in order to increase the likelihood of the ultimate repayment of the loan. At December 31, 2005, loans secured by first or second mortgages on real estate made up approximately 69% of our loan portfolio.

        These loans will generally fall into one of four categories: commercial real estate loans, construction and development loans, residential real estate loans, or home equity loans. Most of our real estate loans are secured by residential or commercial property. Interest rates for all categories may be fixed or adjustable, and will more likely be fixed for shorter-term loans. We generally charge an origination fee for each loan. Other loan fees consist primarily of late charge fees. Real estate loans are subject to the same general risks as other loans and are particularly sensitive to fluctuations in the value of real estate. Fluctuations in the value of real estate, as well as other factors arising after a loan has been made, could negatively affect a borrower’s cash flow, creditworthiness, and ability to repay the loan.

•	Commercial Real Estate Loans. Commercial real estate loans generally have terms of five years or less, although payments may be structured on a longer amortization basis. We evaluate each borrower on an individual basis and attempt to determine its business risks and credit profile. We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 85%. We generally require that debtor cash flow exceed 115% of monthly debt service obligations. We typically review all of the personal financial statements of the principal owners and require their personal guarantees. These reviews generally reveal secondary sources of payment and liquidity to support a loan request.

•	Construction and Development Real Estate Loans. We offer adjustable and fixed rate residential and commercial construction loans to builders and developers and to consumers who wish to build their own home. The term of construction and development loans generally is limited to eighteen months, although payments may be structured on a longer amortization basis. Most loans will mature and require payment in full upon the sale of the property. Construction and development loans generally carry a higher degree of risk than long term financing of existing properties. Repayment depends on the ultimate completion of the project and usually on the sale of the property. Specific risks include:

o	cost overruns;
o	mismanaged construction;
o	inferior or improper construction techniques;
o	economic changes or downturns during construction;
o	a downturn in the real estate market;
o	rising interest rates which may prevent sale of the property; and
o	failure to sell completed projects in a timely manner.

We attempt to reduce risk by obtaining personal guarantees where possible, and by keeping the loan-to-value ratio of the completed project below specified percentages. We also may reduce risk by selling participations in larger loans to other institutions when possible.

•	Residential Real Estate Loans and Home Equity Loans. We do not generally originate traditional long term residential mortgages, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit. Generally, we limit the loan-to-value ratio on our residential real estate loans to 80%. We offer fixed and adjustable rate residential real estate loans with terms of up to 30 years. We typically offer these fixed rate loans through a third party rather than originating and retaining these loans ourselves. We typically originate and retain residential real estate loans only if they have adjustable rates. We also offer home equity lines of credit. Our underwriting criteria and the risks associated with, home equity loans and lines of credit are generally the same as those for first mortgage loans. Home equity lines of credit typically have terms of fifteen years or less. We generally limit the extension of credit to 90% of the available equity of each property, although we may extend up to 100% of the available equity.

        Commercial Business Loans. We make loans for commercial purposes in various lines of businesses. Commercial loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or if they are secured, the value of the security may be difficult to assess and more likely to decrease than real estate.

        Equipment loans typically will be made for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term and secured by the financed equipment and with a loan-to-value ratio of 80% or less. Working capital loans typically have terms not exceeding one year and usually are secured by accounts receivable, inventory, or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal will typically be repaid as the assets securing the loan are converted into cash, and in other cases principal will typically be due at maturity. Trade letters of credit, standby letters of credit, and foreign exchange will be handled through a correspondent bank as agent for the bank.

        We offer small business loans utilizing government enhancements such as the Small Business Administration’s 7(a) program and SBA’s 504 programs. These loans typically are partially guaranteed by the government, which may help to reduce the bank ‘s risk. Government guarantees of SBA loans will not exceed 80% of the loan value and will generally be less.

        Consumer Loans. We make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit. Consumer loans are underwritten based on the borrower’s income, current debt level, past credit history, and the availability and value of collateral. Consumer rates are both fixed and variable, with terms negotiable. Our installment loans typically amortize over periods up to 60 months. We will offer consumer loans with a single maturity date when a specific source of repayment is available. We typically require monthly payments of interest and a portion of the principal on our revolving loan products. Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value than real estate.

Deposit Services

        Our principal source of funds is core deposits. We offer a full range of deposit services, including checking accounts, commercial accounts, NOW accounts, savings accounts, and time deposits of various types, ranging from daily money market accounts to long-term certificates of deposit. We solicit these accounts from individuals, businesses, associations, organizations and governmental authorities. Deposit rates are reviewed regularly by senior management of the bank. We believe that the rates we offer are competitive with those offered by other financial institutions in our area.

Other Banking Services

        We offer other bank services including cashier’s checks, banking by mail, direct deposit of payroll and social security checks, United States Savings Bonds, and travelers checks. We are associated with the Plus and Star ATM networks, which are available to our clients throughout the country. We offer merchant banking and credit card services through a correspondent bank.  We also offer internet banking services, bill payment services, and cash management services. We do not expect to exercise trust powers during our next few years of operation.

Competition

        The Greenville market is highly competitive, with all of the largest banks in the state, as well as super regional banks, represented. The competition among the various financial institutions is based upon a variety of factors, including interest rates offered on deposit accounts, interest rates charged on loans, credit and service charges, the quality of services rendered, the convenience of banking facilities and, in the case of loans to large commercial borrowers, relative lending limits. In addition to banks and savings associations, we compete with other financial institutions including securities firms, insurance companies, credit unions, leasing companies and finance companies. Size gives larger banks certain advantages in competing for business from large corporations. These advantages include higher lending limits and the ability to offers services in other areas of South Carolina. As a result, we do not generally attempt to compete for the banking relationships of large corporations, but concentrate our efforts on small- to medium-sized businesses and individuals. We believe we have competed effectively in this market by offering quality and personal service.

Market Share

        As of June 30, 2005, the most recent date for which market data is available, total deposits in the bank’s primary service area were almost $9.4 billion, which represented a 5.0% deposit increase from 2004. At June 30, 2005, the bank represented 0.1% of the market. Our plan over the next five years is to grow our deposit base to more than $100 million. Of course, we cannot be sure that these deposit growth rates will continue, or that we will accomplish this objective.

Employees

        As of March 16, 2006 we had 13 full-time employees and no part-time employees.

SUPERVISION AND REGULATION

        Both the company and the bank are subject to extensive state and federal banking laws and regulations that impose specific requirements or restrictions on and provide for general regulatory oversight of virtually all aspects of our operations. These laws and regulations are generally intended to protect depositors, not shareholders. The following summary is qualified by reference to the statutory and regulatory provisions discussed. Changes in applicable laws or regulations may have a material effect on our business and prospects. Beginning with the enactment of the Financial Institutions Reform Recovery and Enforcement Act in 1989 and followed by the FDIC Improvement Act in 1991 and the Gramm-Leach-Bliley Act in 1999, numerous additional regulatory requirements have been placed on the banking industry in the past several years, and additional changes have been proposed. Our operations may be affected by legislative changes and the policies of various regulatory authorities. We cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

        The following discussion is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of such laws and regulations on our operations. It is intended only to briefly summarize some material provisions.

USA PATRIOT Act of 2002

        In October 2002, the USA PATRIOT Act of 2002 was enacted in response to the terrorist attacks in New York, Pennsylvania, and Washington D.C. that occurred on September 11, 2001. The PATRIOT Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the PATRIOT Act on financial institutions is significant and wide ranging. The PATRIOT Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties who may be involved in terrorism or money laundering.

Check 21

        On October 28, 2003, President Bush signed into law the Check Clearing for the 21st Century Act, also known as Check 21. The new law, which became effective October 28, 2004, gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some of the major provisions include:

o	allowing check truncation without making it mandatory;
o	demanding that every financial institution communicate to accountholders in writing a description of its substitute check processing program and their rights under the law;
o	legalizing substitutions for and replacements of paper checks without agreement from consumers;
o	retaining in place the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place;
o	requiring that when accountholders request verification, financial institutions produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and
o	requiring recrediting of funds to an individual’s account on the next business day after a consumer proves that the financial institution has erred.

        This new legislation will likely affect bank capital spending as many financial institutions assess whether technological or operational changes are necessary to stay competitive and take advantage of the new opportunities presented by Check 21.

Independence Bancshares, Inc.

        We own 100% of the outstanding capital stock of the bank, and therefore we are considered to be a bank holding company under the federal Bank Holding Company Act of 1956 and the South Carolina Banking and Branching Efficiency Act.

        The Bank Holding Company Act. Under the Bank Holding Company Act, we are subject to periodic examination by the Federal Reserve and are required to file periodic reports of our operations and any additional information that the Federal Reserve may require. Our activities at the bank and holding company levels are limited to:

o	banking and managing or controlling banks;
o	furnishing services to or performing services for our subsidiaries; and
o	engaging in other activities that the Federal Reserve determines to be so closely related to banking and managing or controlling banks as to be a proper incident thereto.

        Investments, Control, and Activities. With certain limited exceptions, the Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

o	acquiring substantially all the assets of any bank;
o	acquiring direct or indirect ownership or control of any voting shares of any bank if after the acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares); or
o	merging or consolidating with another bank holding company.

        In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations promulgated there under, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either the company has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction. Because we had more than more than 500 shareholders of record on December 31, 2005, we will file a form 8/A in April 2006. After such filing, our securities will be registered under Section 12 of the Securities Exchange Act. The regulations provide a procedure for rebutting control when ownership of any class of voting securities is below 25%.

        Under the Bank Holding Company Act, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in, nonbanking activities unless the Federal Reserve Board, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve Board has determined by regulation to be proper incidents to the business of a bank holding company include:

o	making or servicing loans and certain types of leases;
o	engaging in certain insurance and discount brokerage activities;
o	performing certain data processing services;
o	acting in certain circumstances as a fiduciary or investment or financial adviser;
o	owning savings associations; and
o	making investments in certain corporations or projects designed primarily to promote community welfare.

        The Federal Reserve Board imposes certain capital requirements on the company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under “- Independence National Bank — Capital Regulations.” Subject to our capital requirements and certain other restrictions, we are able to borrow money to make a capital contribution to the bank, and these loans may be repaid from dividends paid from the bank to the company. Our ability to pay dividends will be subject to regulatory restrictions as described below in “- Independence National Bank – Dividends.” We are also able to raise capital for contribution to the bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

        Source of Strength; Cross-Guarantee. In accordance with Federal Reserve Board policy, we are expected to act as a source of financial strength to the bank and to commit resources to support the bank in circumstances in which we might not otherwise do so. Under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve Board’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any depository institution subsidiary of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiaries if the agency determines that divestiture may aid the depository institution’s financial condition.

        The Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act was signed into law on November 12, 1999. Among other things, the Act repealed the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act. The Act also permits bank holding companies that become financial holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Act also authorizes activities that are “complementary” to financial activities. We have not elected to become a financial holding company.

        The Act is intended, in part, to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, the Act may have the result of increasing the amount of competition that we face from larger institutions and other types of companies. In fact, it is not possible to predict the full effect that the Act will have on us.

        South Carolina State Regulation. As a South Carolina bank holding company under the South Carolina Banking and Branching Efficiency Act, we are subject to limitations on sale or merger and to regulation by the South Carolina Board of Financial Institutions. We are not required to obtain the approval of the Board prior to acquiring the capital stock of a national bank, but we must notify them at least 15 days prior to doing so. We must receive the Board’s approval prior to engaging in the acquisition of a South Carolina state chartered bank or another South Carolina bank holding company.

Independence National Bank

        The bank operates as a national banking association incorporated under the laws of the United States and subject to examination by the Office of the Comptroller of the Currency. Deposits in the bank are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum amount, which is generally $100,000 per depositor subject to the aggregation rule.

        The Office of the Comptroller of the Currency and the FDIC regulate or monitor virtually all areas of the bank’s operations, including

o	security devices and procedures;
o	adequacy of capitalization and loss reserves;
o	loans;
o	investments;
o	borrowings;
o	deposits;
o	mergers;
o	issuances of securities;
o	payment of dividends;
o	interest rates payable on deposits;
o	interest rates or fees chargeable on loans;
o	establishment of branches;
o	corporate reorganizations;
o	maintenance of books and records; and
o	adequacy of staff training to carry on safe lending and deposit gathering practices.

        The Office of the Comptroller of the Currency requires the bank to maintain specified capital ratios and imposes limitations on the bank’s aggregate investment in real estate, bank premises, and furniture and fixtures. The Office of the Comptroller of the Currency also requires the bank to prepare annual reports on the bank’s financial condition and to conduct an annual audit of its financial affairs in compliance with its minimum standards and procedures.

        Under the FDIC Improvement Act, all insured institutions must undergo regular on-site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC, their federal regulatory agency, and state supervisor when applicable. The FDIC Improvement Act directs the FDIC to develop a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. The FDIC Improvement Act also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

o	internal controls;
o	information systems and audit systems;
o	loan documentation;
o	credit underwriting;

o	interest rate risk exposure; and
o	asset quality.

        National banks and their holding companies which have been chartered or registered or have undergone a change in control within the past two years or which have been deemed by the Office of the Comptroller of the Currency or the Federal Reserve Board to be troubled institutions must give the Office of the Comptroller of the Currency or the Federal Reserve Board 30 days prior notice of the appointment of any senior executive officer or director. Within the 30 day period, the Office of the Comptroller of the Currency or the Federal Reserve Board, as the case may be, may approve or disapprove any such appointment.

        Deposit Insurance — The FDIC has adopted a risk-based assessment system for determining an insured depository institutions’ insurance assessment rate. The system takes into account the risks attributable to different categories and concentrations of assets and liabilities. An institution is placed into one of three capital categories: (1) well capitalized; (2) adequately capitalized; or (3) undercapitalized. The FDIC also assigns an institution to one of three supervisory subgroups, based on the FDIC’s determination of the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. Our FDIC assessment rate is currently 1A or .000033 per million of insured deposits, but may change in the future. The FDIC may increase or decrease the assessment rate schedule on a semiannual basis. An increase in the BIF assessment rate could have a material adverse effect on our earnings, depending on the amount of the increase.

        The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

        Transactions with Affiliates and Insiders — The bank is subject to the provisions of Section 23A of the Federal Reserve Act, which places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the bank’s capital and surplus and, as to all affiliates combined, to 20% of the bank’s capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. Compliance is also required with certain provisions designed to avoid the taking of low quality assets.

        The bank also is subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies. The bank is subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

        The Federal Reserve Board has recently issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions. Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. In addition, under Regulation W:

o	a bank and its subsidiaries may not purchase a low-quality asset from an affiliate;
o	covered transactions and other specified transactions between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and
o	with some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.

        Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates. The regulation also limits the amount of loans that can be purchased by a bank from an affiliate to not more than 100% of the bank’s capital and surplus.

        Dividends — A national bank may not pay dividends from its capital. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank’s net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the Office of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus.

        Branching — National banks are required by the National Bank Act to adhere to branch office banking laws applicable to state banks in the states in which they are located. Under current South Carolina law, the bank may open branch offices throughout South Carolina with the prior approval of the Office of the Comptroller of the Currency. In addition, with prior regulatory approval, the bank is able to acquire existing banking operations in South Carolina. Furthermore, federal legislation permits interstate branching, including out-of-state acquisitions by bank holding companies, interstate branching by banks if allowed by state law, and interstate merging by banks. South Carolina law, with limited exceptions, currently permits branching across state lines through interstate mergers.

        Community Reinvestment Act — The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC, or the Office of the Comptroller of the Currency, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on our bank.

        The Gramm-Leach-Bliley Act — Under the Gramm-Leach-Bliley Act, subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form “financial subsidiaries” that may conduct financial or incidental activities, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible. The Gramm-Leach-Bliley Act imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank’s equity investment in the financial subsidiary be deducted from the bank’s assets and tangible equity for purposes of calculating the bank’s capital adequacy. In addition, the Gramm-Leach-Bliley Act imposes new restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and nonbank affiliates.

        The Gramm-Leach-Bliley Act also contains provisions regarding consumer privacy. These provisions require financial institutions to disclose their policy for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market an institution’s own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing, or other marketing to the consumer.

        Other Regulations — Interest and other charges collected or contracted for by the bank are subject to state usury laws and federal laws concerning interest rates. The bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

o	the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
o	the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
o	the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
o	the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;
o	the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
o	the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of the bank also are subject to:

o	the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

o	the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that Act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

        Capital Regulations — The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios in excess of the minimums. We have not received any notice indicating that either Independence Bancshares, Inc. or Independence National Bank is subject to higher capital requirements. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common shareholders’ equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

        Under these guidelines, banks’ and bank holding companies’ assets are given risk-weights of 0%, 20%, 50%, or 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight applies. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% rating, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have a 0% rating.

        The federal bank regulatory authorities also have implemented a leverage ratio, which is equal to Tier 1 capital as a percentage of average total assets less intangibles, to be used as a supplement to the risk-based guidelines. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank holding company may leverage its equity capital base. The minimum required leverage ratio for top-rated institutions is 3%, but most institutions are required to maintain an additional cushion of at least 100 to 200 basis points.

        The FDIC Improvement Act established a new capital-based regulatory scheme designed to promote early intervention for troubled banks, which requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” To qualify as a “well capitalized” institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. Currently, we qualify as “well capitalized.”

        Under the FDIC Improvement Act regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution increases, and the permissible activities of the institution decrease, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to do some or all of the following:

o	submit a capital restoration plan;
o	raise additional capital;
o	restrict their growth, deposit interest rates, and other activities;
o	improve their management;
o	eliminate management fees; or
o	divest themselves of all or a part of their operations.

        These capital guidelines can affect us in several ways. If we grow at a rapid pace, our capital may be depleted too quickly, and a capital infusion from our holding company may be necessary which could impact our ability to pay dividends. Our capital levels currently are adequate; however, rapid growth, poor loan portfolio performance, poor earnings performance, or a combination of these factors could change our capital position in a relatively short period of time. If we fail to meet these capital requirements, our bank would be required to develop and file a plan with the Office of the Comptroller of the Currency describing the means and a schedule for achieving the minimum capital requirements. In addition, our bank would generally not receive regulatory approval of any application that requires the consideration of capital adequacy, such as a branch or merger application, unless our bank could demonstrate a reasonable plan to meet the capital requirement within a reasonable period of time. A bank that is not “well capitalized” is also subject to certain limitations relating to so-called “brokered” deposits. Bank holding companies controlling financial institutions can be called upon to boost the institutions’ capital and to partially guarantee the institutions’ performance under their capital restoration plans.

        Enforcement Powers — The Financial Institutions Reform Recovery and Enforcement Act expanded and increased civil and criminal penalties available for use by the federal regulatory agencies against depository institutions and certain “institution-affiliated parties.” Institution-affiliated parties primarily include management, employees, and agents of a financial institution, as well as independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations. Criminal penalties for some financial institution crimes have been increased to twenty years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies’ power to issue cease-and-desist orders were expanded. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

        Effect of Governmental Monetary Policies — Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

        Proposed Legislation and Regulatory Action. New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of the nation’s financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Risk Factors

We expect to incur losses for at least our first two years, and there is a risk we may never become profitable.

        In order for us to become profitable, we will need to attract a large number of customers to deposit and borrow money. This will take time. We expect to incur large initial expenses and expect to incur losses for at least our first two years. Our future profitability is dependent on numerous factors including the continued success of the economy of the community and favorable government regulation. While the economy in this area has been strong in recent years, an economic downturn in the area would hurt our business. We are also a highly regulated institution. Our ability to grow and achieve profitability may be adversely affected by state and federal regulations that limit a bank’s right to make loans, purchase securities, and pay dividends. Although we expect to become profitable in our third year, there is a risk that a deterioration of the local economy or adverse government regulation could affect our plans.

Our decisions regarding credit risk and reserves for loan losses may materially and adversely affect our business.

        Making loans and other extensions of credit is an essential element of our business. Although we seek to mitigate risks inherent in lending by adhering to specific underwriting practices, our loans and other extensions of credit may not be repaid. The risk of nonpayment is affected by a number of factors, including:

o	the duration of the credit;
o	credit risks of a particular customer;
o	changes in economic and industry conditions; and
o	in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.

        We attempt to maintain an appropriate allowance for loan losses to provide for potential losses in our loan portfolio. We periodically determine the amount of the allowance based on consideration of several factors, including:

o	an ongoing review of the quality, mix, and size of our overall loan portfolio;
o	our historical loan loss experience;
o	evaluation of economic conditions;
o	regular reviews of loan delinquencies and loan portfolio quality; and
o	the amount and quality of collateral, including guarantees, securing the loans.

        There is no precise method of predicting credit losses; therefore, we face the risk that charge-offs in future periods will exceed our allowance for loan losses and that additional increases in the allowance for loan losses will be required. Additions to the allowance for loan losses would result in an increase of our net loss, and possibly a decrease in our capital.

Lack of seasoning of our loan portfolio may increase the risk of credit defaults in the future.

        Due to our short operating history, all of the loans in our loan portfolio and of our lending relationships are of relatively recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process we refer to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.

An economic downturn, especially one affecting the Greenville County area, could reduce our customer base, our level of deposits, anddemand for financial products such as loans.

        Our success significantly depends upon the growth in population, income levels, deposits, and housing starts in our markets, especially in Greenville County. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed. An economic downturn would likely contribute to the deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business. Interest received on loans represented approximately 49.7% of our interest income for the year ended December 31, 2005, and this percentage is expected to increase as outstanding loans increase. If an economic downturn occurs in the economy as a whole, or especially in the Greenville County area, borrowers may be less likely to repay their loans as scheduled. Moreover, the value of real estate or other collateral that may secure our loans could be adversely affected. Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. An economic downturn could, therefore, result in losses that materially and adversely affect our business.

Changes in prevailing interest rates may reduce our profitability.

        Our results of operations depend in large part upon the level of our net interest income, which is the difference between interest income from interest-earning assets, such as loans and mortgage-backed securities, and interest expense on interest-bearing liabilities, such as deposits and other borrowings. Depending on the terms and maturities of our assets and liabilities, a significant change in interest rates could have a material adverse effect on our profitability. Many factors cause changes in interest rates, including governmental monetary policies and domestic and international economic and political conditions. While we intend to manage the effects of changes in interest rates by adjusting the terms, maturities, and pricing of our assets and liabilities, our efforts may not be effective and our financial condition and results of operations could suffer. The Federal Reserve began raising short-term interest rates in the second quarter of 2004 and continued to raise short-term interest rates throughout 2005. We anticipate that we will benefit from a rising interest rate environment. However, no assurance can be given that the Federal Reserve will actually continue to raise interest rates or that the results we anticipate will actually occur.

We are dependent on key individuals and the loss of one or more of these key individuals could curtail our growth and adverselyaffect our prospects.

        Lawrence R. Miller, our president and chief executive officer, has extensive and long-standing ties within our primary service areas and will provide us with an important medium through which to market our products and services. If we lose the services of Mr. Miller, he would be difficult to replace and our business and development could be materially and adversely affected.

        Our success also depends, in part, on our continued ability to attract and retain experienced loan originators, as well as other management personnel. Competition for personnel is intense, and we may not be successful in attracting or retaining qualified personnel. Our failure to compete for these personnel, or the loss of the services of several of such key personnel, could adversely affect our growth strategy and seriously harm our business, results of operations, and financial condition.

We are subject to extensive regulation that could limit or restrict our activities.

        We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various regulatory agencies. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits, and locations of offices. We are also subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital to support our growth.

        The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.

        The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission that are applicable to us, will increase the scope, complexity, and cost of corporate governance, reporting, and disclosure practices. We have experienced, and we expect to continue to experience, significant compliance costs, including costs related to internal controls, as a result of the Sarbanes-Oxley Act.

Our continued pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.

        We are required by regulatory authorities to maintain adequate levels of capital to support our operations.  To support our continued growth, we may need to raise additional capital.  Our ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control.  Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on terms acceptable to us.  If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired.  In addition, if we decide to raise additional equity capital, your interest could be diluted.

We face strong competition for clients, which could prevent us from obtaining clients and may cause us to pay higher interest rates to attract clients.

        The banking business is highly competitive, and we experience competition in our market from many other financial institutions. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other super-regional, national, and international financial institutions that operate offices in our primary market areas and elsewhere. We compete with these institutions both in attracting deposits and in making loans. In addition, we have to attract our client base from other existing financial institutions and from new residents. Many of our competitors are well-established, larger financial institutions. These institutions offer some services, such as extensive and established branch networks, that we do not provide. There is a risk that we will not be able to compete successfully with other financial institutions in our market, and that we may have to pay higher interest rates to attract deposits, resulting in reduced profitability. In addition, competitors that are not depository institutions are generally not subject to the extensive regulations that apply to us.

We will face risks with respect to future expansion and acquisitions or mergers.

        Although we do not have any current plans to do so, we may seek to acquire other financial institutions or parts of those institutions. We may also expand into new markets or lines of business or offer new products or services. These activities would involve a number of risks, including:

o	the potential inaccuracy of the estimates and judgments used to evaluate credit, operations, management, and market risks with respect to a target institution;

o	the time and costs of evaluating new markets, hiring or retaining experienced local management, and opening new offices and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;

o	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse effects on our results of operations; and

o	the risk of loss of key employees and customers.

Item 2. Description of Property.

        Our main office facility is located at the corner of East Washington and Mordecai Streets in downtown Greenville, South Carolina. The building is a full service banking facility with two drive-through banking stations. Our address is 500 East Washington Street, Greenville, South Carolina 29601. The site is in excess of one acre in size, and the building is approximately 5,085 square feet. The Bank has a four-year operating lease on this main office facility which began in October 2004.

        On November 17, 2004, we purchased approximately one acre of land in downtown Greenville for approximately $1.2 million. This location is expected to be the site for a new main office estimated to be built by 2008. We acquired rights to purchase this property after being assigned an option, at par, from Focus Investment Group, LLC, a business interest of one of our organizers, Vivian A. Wong.

        We believe that all of our properties are adequately covered by insurance.

Item 3. Legal Proceedings.

        In the ordinary course of operations, we may be a party to various legal proceedings from time to time. We do not believe that there is any pending or threatened proceeding against us, which, if determined adversely, would have a material effect on our business, results of operations, or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders.

        No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Item 5. Market for Common Equity and Related Stockholder Matters.

        There is currently no established market for our common stock. We do not expect to qualify for listing on NASDAQ or any other exchange for at least several years. We would need a sponsoring broker-dealer to match buy and sell orders for our common stock in order to be listed on the OTC Bulletin Board. We currently do not have, and we are uncertain when we will have, a sponsoring broker-dealer for our common stock. Even if we secure a broker-dealer, the trading markets on the OTC Bulletin Board lack the depth, liquidity, and orderliness necessary to maintain a liquid market in our common stock. For these reasons, we do not expect a liquid market for our common stock to develop for several years, if at all.

        As of March 15, 2006, there were 2,085,010 shares of common stock outstanding held by approximately 644 shareholders of record. All of our currently issued and outstanding common stock was issued in our initial public offering which was completed in May 2005. The price per share in our initial public offering was $10.00. We are not aware of any trades of our common stock.

        We have not declared or paid any cash dividends on our common stock since our inception. For the foreseeable future we do not intend to declare cash dividends. We intend to retain earnings to grow our business and strengthen our capital base. Our ability to pay dividends depends on the ability of our subsidiary, Independence National Bank, to pay dividends to us. As a national bank, Independence National Bank may only pay dividends out of its net profits, after deducting expenses, including losses and bad debts. In addition, the bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank’s net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the Office of the Comptroller of the Currency will be required if the total of all dividends declared in any calendar year by the bank exceeds the bank’s net profits to date for that year combined with its retained net profits for the preceding two years less any required transfers to surplus. The Office of the Comptroller of the Currency also has the authority under federal law to enjoin a national bank from engaging in what in its opinion constitutes an unsafe or unsound practice in conducting its business, including the payment of a dividend under certain circumstances.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

CRITICAL ACCOUNTING POLICIES

        We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in footnote 1 to our audited consolidated financial statements as of December 31, 2005.

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

Allowance for Loan Losses

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

Income Taxes

        We use assumptions and estimates in determining income taxes payable or refundable for the current year, deferred income tax liabilities and assets for events recognized differently in our financial statements and income tax returns, and income tax expense. Determining these amounts requires analysis of certain transactions and interpretation of tax laws and regulations. Management exercises judgment in evaluating the amount and timing of recognition of resulting tax liabilities and assets. These judgments and estimates are reevaluated on a continual basis as regulatory and business factors change. No assurance can be given that either the tax returns submitted by us or the income tax reported on the financial statements will not be adjusted by either adverse rulings by the United States Tax Court, changes in the tax code, or assessments made by the Internal Revenue Service. We are subject to potential adverse adjustments, including, but not limited to, an increase in the statutory federal or state income tax rates, the permanent nondeductibility of amounts currently considered deductible either now or in future periods, and the dependency on the generation of future taxable income, including capital gains, in order to ultimately realize deferred income tax assets.

General

        Our bank opened for business on May 16, 2005. Therefore, a comparison of the years ended December 31, 2005 and December 31, 2004 is not meaningful. Until May 2005, our principal activities related to our organization, the conducting of our initial public offering, the pursuit of approvals from the Office of the Comptroller of the Currency for our application to charter the bank, the pursuit of approvals from the Federal Reserve to become a bank holding company, and the pursuit of approvals from the FDIC for our application for insurance of the deposits of the bank. The organizational costs incurred during the period from our inception on May 17, 2004 through December 31, 2004 related primarily to consulting costs, salaries and license fees and totaled $392,205. We completed our stock offering in May 2005, upon the issuance of 2,085,010 shares with net proceeds totaling $20,536,038. We capitalized the bank with $18 million of the proceeds from the stock offering.

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

        We have included a number of tables to assist in our description of these measures. For example, the “Average Balances” table shows the average balance during 2005 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we intend to channel a substantial percentage of our earning assets into our loan portfolio. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included a table to help explain this. Finally, we have included a number of tables that provide detail about our investment securities, our loans, and our deposits and other borrowings.

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

        The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with our financial statements and the other statistical information included in this report.

Results of Operations

General

        Our net loss for the year ended December 31, 2005, the first partial year of operations, was $996,835, or a net loss of $0.48 per share. Prior to opening the bank on May 16, 2005, we were involved in activities related to our organization and of our subsidiary bank including obtaining the required regulatory approvals, hiring qualified personnel, implementing operating procedures and taking other actions necessary for a successful bank opening. These activities contributed to the loss incurred for the year ended December 31, 2005. We incurred a total of $793,811 in organizational expenses from inception (May 17, 2004) to the bank’s opening date, of which $401,606 was incurred during the year ended December 31, 2005. These costs were expensed when incurred in accordance with FASB Statement of Position (SOP) 98-5, “Reporting on the Costs of Start-Up Activities.”

        Included in the loss for the year ended December 31, 2005 is a non-cash expense of $338,000 related to the provision for loan losses. The loan loss reserve was $338,000 as of December 31, 2005, or 1.30% of gross loans.

Net Interest Income

        Net interest income was $662,343 for the year ended December 31, 2005. Net interest income is the company’s primary source of revenue. Net interest income is the difference between income earned on assets and interest paid on deposits and borrowings used to support such assets. Net interest income is determined by the rates earned on the company’s interest-earning assets and the rates paid on its interest-bearing liabilities, the relative amounts of interest-earning assets and interest-bearing liabilities, and the degree of mismatch and the maturity and repricing characteristics of its interest-earning assets and interest-bearing liabilities.

        Interest income for the year ended December 31, 2005 included $430,081 on loans, $259,769 on investments and $174,893 on federal funds sold and other. Total interest expense of $202,400 for the year ended December 31, 2005 includes $155,225 related to deposit accounts. The remaining $47,175 of interest expense for the year related to borrowings, including the line of credit and note payable used to fund organizational expenses incurred prior to opening the bank.

        Our consolidated net interest margin for the year ended December 31, 2005 was 3.95%, and our earning assets averaged $16.8 million. The net interest margin is calculated as net interest income divided by year-to-date average earning assets. Our net interest spread was 1.75% for the year ended December 31, 2005. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. In pricing deposits, we considered our liquidity needs, the direction and levels of interest rates and local market conditions. As such, higher rates have been paid initially to attract deposits.

        The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. The net of capitalized loan fees are amortized into interest income on loans.

        Average Balances, Income and Expenses, and Rates
               For the Year Ended December 31, 2005

	Average	Income/	Yield/
	Balance	Expense	Rate
Earning assets:
Federal funds sold and other	$4,611,136	$174,893	3.79%
Investment securities	6,378,783	259,769	4.07%
Loans(1)	5,787,710	430,081	7.43%

Total earning-assets	16,777,629	864,743	5.15%
Nonearning assets	1,638,725

Total assets	$18,416,354

Interest-bearing liabilities:
NOW accounts	$651,208	$5,793	0.89%
Savings &money market	2,421,654	75,763	3.13%
Time deposits	1,915,663	73,669	3.85

Total interest-bearing deposits	4,988,525	155,225	3.11%

Borrowings	965,104	47,175	4.89%

Total interest-bearing liabilites	5,953,629	202,400	3.40%

Noninterest bearing liabilities	874,597
Shareholders' equity	11,588,128
Total liabilities and
shareholders' equity	$18,416,354

Net interest spread			1.75%
Net interest income/ margin		$662,343	3.95%

_____________________
(1)       There were no loans in nonaccrual status in 2005.

Rate/Volume Analysis

        Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. As this was the first year of operations for the bank, all interest income and expense is attributable to volume and therefore we have omitted the table analyzing the changes in net interest income as it would not be meaningful.

Provision for Loan Losses

        We have established an allowance for loan losses through a provision for loan losses charged as a non-cash expense to our statement of operations. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses Please see the discussion below under “Provision and Allowance for Loan Losses” for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance.

        Our provision for loan losses was $338,000 for the year ended December 31, 2005. Management continues to review and evaluate the adequacy of the reserve for possible loan losses given the size, mix, and quality of the current loan portfolio.

Noninterest Income

        Noninterest income for the year ended December 31, 2005 was $23,734. Service fees on deposit accounts were $2,761 for the year ended December 31, 2005. Included in total other income of $20,793 is $18,184 in rental income related to the lease of our land at South Irvine Street. Also included in other income was $2,674 in mortgage origination fees we received on residential loans funded and closed by a third party.

Noninterest Expenses

        The following table sets forth information related to our noninterest expenses for the year ended December 31, 2005.

Compensation and benefits	$1,019,554
Professional fees	70,657
Marketing	126,731
Insurance	29,897
Occupancy and equipment	199,955
Data processing and related costs	56,041
Telephone and supplies	52,864
Other	70,741

Total noninterest expenses	$1,626,440

        Included in total noninterest expenses is $391,278 related to pre-opening and organizational costs incurred prior to the bank’s opening on May 16, 2005.

Income Tax Benefit

        An income tax benefit of $281,528 was recognized for the year ended December 31, 2005 related primarily to net operating loss carry-forwards created in 2005.

Balance Sheet Review

General

        At December 31, 2005, we had total assets of $40.8 million. These assets consisted of cash and due from banks of $368,893; federal funds sold of $749,000, securities available for sale of $11.2 million, non-marketable equity securities of $549,750, property and equipment of $1.7 million, net loans of $25.7 million and accrued interest receivable and other assets of $545,618. Our liabilities at December 31, 2005 were $21.8 million and consisted of deposits of $16.4 million, repurchase agreements of $5.3 million and other liabilities of $74,697. Shareholders’ equity at December 31, 2005 was $19.0 million.

Investments

        At December 31, 2005, the $11.8 million in our investment securities portfolio represented approximately 28.8% of our total assets. We held U.S. Government agency securities, mortgage-backed securities, Federal reserve stock and Federal Home loan bank stock with a fair value of $11.8 million and an amortized cost of $11.9 million with an unrealized loss of $164,318.

        Contractual maturities and yields on our investment securities available for sale at December 31, 2005 are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Less than one year		One year to five years		Five years to ten year		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for Sale
U. S. Government
sponsored agencies	$985,938	3.72%	$5,922,812	3.93%	-	-	$-	-	$6,908,750	3.90%
Mortgage-backed
securities	-	-	1,578,465	4.09%	1,778,238	4.53%	936,768	4.87%	4,293,471	4.44%

Total	$985,938	3.72%	7,501,277	3.96%	$1,778,238	4.53%	$936,768	4.87%	$11,202,221	4.11%

        Other investments at December 31, 2005 consisted of Federal Reserve Bank stock with a cost of $496,950 and Federal Home Loan Bank stock with a cost of $52,800.

        The amortized costs and the fair value of our investments at December 31, 2005 are shown in the following table.

	Amortized	Fair
	Cost	Value
Available for Sale
U.S. Government sponsored agencies	$6,985,894	$6,908,750
Mortgage-backed securities	4,380,645	4,293,471

Total	$11,366,539	$11,202,221

        The Company believes, based on industry analyst reports and credit ratings that the deterioration in fair values of investment securities available for sale is attributed to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. The company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.

Loans

        Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Average loans for the year ended December 31, 2005 were $5.8 million. Before allowance for loan losses, gross loans outstanding at December 31, 2005 were $26.0 million representing 62.9% of our total assets.

        The principal component of our loan portfolio is loans secured by real estate mortgages. Most of our real estate loans are secured by residential or commercial property. We do not generally originate traditional long term residential mortgages, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit. We obtain a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans we make to 80%.

        The following table summarizes the composition of our loan portfolio as of December 31, 2005.

		% of
	Amount	Total
Real Estate:
Commercial	$9,542,224	36.7%
Construction and development	3,413,051	13.1
Consumer residential	1,550,574	6.0
Home equity	3,320,456	12.8

Total real estate	17,826,305	68.6%

Commerical business	7,811,727	30.0%
Consumer - other	417,478	1.6
Deferred origination fees, net	(59,019)	(0.2)

Gross loans	25,996,491	100.0%

Less allowance for loan losses	(338,000)

Total loans, net	$25,658,491

        The largest component of our loan portfolio at year-end was commercial real estate loans which represented 36.7% of the portfolio. Due to the short time our portfolio has existed, the current mix may not be indicative of the ongoing portfolio mix. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration of certain types of collateral.

Maturities and Sensitivity of Loans to Changes in Interest Rates

        The information in the following tables is based on the contractual maturities of individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon maturity. Actual repayments of loans may differ from the maturities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties.

        The following table summarizes the loan maturity distribution by type and related interest rate characteristics at December 31, 2005.

		After one
	One year	but within	After five
	or less	five years	years	Total
Real estate- mortgage	$4,638,625	5,716,270	3,869,359	14,224,254
Real estate- construction	1,865,058	1,437,590	299,403	3,602,051

Total real estate	6,503,683	7,153,860	4,168,762	17,826,305
Commercial	3,809,638	4,002,089	-	7,811,727
Consumer- other	159,810	103,189	154,479	417,478

Gross loans	$10,473,131	11,259,138	4,323,241	26,055,510

Deferred origination fees, net				(59,019)

Gross loans, net of deferred fees				$25,996,491

Loans maturing- after one year with
Fixed interest rate				$5,143,928
Floating interest rates				$10,438,451

Provision and Allowance for Loan Losses

        We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. The allowance for loan losses was $338,000 as of December 31, 2005. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses will be based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We will also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons. Due to our limited operating history, to date the provision for loan losses has been made primarily as a result of our assessment of general loan loss risk compared to banks of similar size and maturity. Due to our short operating history, the loans in our loan portfolio and our lending relationships are of very recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process known as seasoning. As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because our loan portfolio is new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition. Periodically, we will adjust the amount of the allowance based on changing circumstances. We will charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

        We do not allocate the allowance for loan losses to specific categories of loans. Instead, we evaluate the adequacy of the allowance for loan losses on an overall portfolio basis utilizing our credit grading system which we apply to each loan. We have retained an independent consultant to review the loan files on a test basis to confirm the grading of samples of loans.

Nonperforming Assets

        The bank has not charged off any loans since commencing operations. There were no nonaccrual or nonperforming loans at December 31, 2005, and no accruing loans which were contractually past due 90 days or more as to principal or interest payments. Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual will be recognized as income when received.

Deposits and Other Interest-Bearing Liabilities

        Our primary source of funds for loans and investments is our deposits and short-term repurchase agreements. Average total deposits for the year ended December 31, 2005 were $5.7 million. The following table shows the balance outstanding and the average rates paid on deposits held by us for the year ended December 31, 2005.

	Amount	Rate

Noninterest bearing demand deposits	$2,188,057	- %
Interest bearing demand deposits	1,281,753	1.11%
Money market accounts	6,727,375	3.85%
Savings accounts	28,856	0.75%
Time deposits less than $100,000	1,516,129	3.86%
Time deposits greater than $100,000	4,674,176	4.10%

Total Deposits	$16,416,346	3.19%

        Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $11.7 million at December 31, 2005. Our loan-to-deposit ratio was 156.3% at December 31, 2005.

        All of our time deposits are certificates of deposits. The maturity distribution of our time deposits of $100,000 or more at December 31, 2005 is as follows:

Three months or less	$-
Over three through six months	1,200,000
Over six through twelve months	3,474,176
Over twelve months	-

Total	$4,674,176

Short-Term Borrowings

        As of December 31, 2005, we had $5,284,300 outstanding in securities sold under agreements to repurchase. The average cost of these repurchase agreements was 4.68% as of December 31, 2005. The maximum amount of borrowings outstanding at any month end was $5,284,300 at December 31, 2005. The average balance outstanding during 2005 was $192,382, and the average rate paid on the short-term borrowings was 4.02%.

        As of December 31, 2005, we had a short-term line of credit with a correspondent bank to purchase unsecured federal funds totaling $5.0 million.

        Until May 16, 2005, we had a line of credit and a note payable with a bank at the prime rate minus 0.25% that was primarily used to fund the organizational and start-up costs of the bank.

Capital Resources

        Total shareholders’ equity was $19.0 million at December 31, 2005. Shareholders’ equity is comprised of proceeds from the completion of our initial public offering which raised $20,536,038, net of offering expenses. Of the proceeds, $18,000,000 was used to capitalize the bank. We retained the remaining offering proceeds to provide additional capital for investment in the bank, if needed, or to fund other activities which may from time to time be considered appropriate investments of capital at some point in the future. Equity was reduced by the net loss for the year ended December 31, 2005 of $996,835, and unrealized losses on investment securities of $108,450, net of tax.

        The Federal Reserve and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. The Federal Reserve guidelines contain an exemption from the capital requirements for “small bank holding companies.” On February 27, 2006, the Federal Reserve approved a new rule expanding the definition of a “small bank holding company.” The new definition will include bank holding companies with less than $500 million in total assets. Bank holding companies will not qualify under the new definition if they (i) are engaged in significant nonbanking activities either directly or indirectly through a subsidiary, (ii) conduct significant off-balance sheet activities, including securitizations or managing or administering assets for third parties, or (iii) have a material amount of debt or equity securities (including trust preferred securities) outstanding that are registered with the SEC. The new rule will be effective on March 30, 2006. Although we have less than $500 million in assets, it is unclear at this point whether we otherwise meet the requirements for qualifying as a “small bank holding company.” According to the Federal Reserve Board, the revision of the criterion to exclude any bank holding company that has outstanding a material amount of SEC-registered debt or equity securities reflects the fact that SEC registrants typically exhibit a degree of complexity of operations and access to multiple funding sources that warrants excluding them from the new policy statement and subjecting them to the capital guidelines.   In the adopting release for the new rule, the Federal Reserve Board stated that what constitutes a “material” amount of SEC-registered debt or equity for a particular bank holding company depends on the size, activities and condition of the relevant bank holding company.  In lieu of using fixed measurable parameters of materiality across all institutions, the rule provides the Federal Reserve with supervisory flexibility in determining, on a case-by-case basis, the significance or materiality of activities or securities outstanding such that a bank holding company should be excluded from the policy statement and subject to the capital guidelines. Prior to adoption of this new rule, our holding company was not subject to these capital guidelines, as it had less than $150 million in assets. Until the Federal Reserve provides further guidance on the new rules, it will be unclear whether our holding company will be subject to the exemption from the capital requirements for small bank holding companies. Regardless, our bank falls under these minimum capital requirements as set per bank regulatory agencies.

        Under the capital adequacy guidelines, regulatory capital is classified into two tiers. These guidelines require an institution to maintain a certain level of Tier 1 and Tier 2 capital to risk-weighted assets. Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% based on the risks believed to be inherent in the type of asset. Tier 2 capital consists of Tier 1 capital plus the general reserve for loan losses, subject to certain limitations. We are also required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio.

        At the bank level, we are subject to various regulatory capital requirements administered by the federal banking agencies. To be considered “adequately capitalized” under these capital guidelines, we must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital. In addition, we must maintain a minimum Tier 1 leverage ratio of at least 4%. To be considered “well-capitalized,” we must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%.

        The following table sets forth the holding company’s and the bank’s various capital ratios at December 31, 2005. For all periods, the bank was considered “well capitalized”.

	Holding
	Company	Bank
Total risk-based capital	57.05%	49.60%
Tier 1 risk-based capital	56.06%	48.61%
Leverage capital	58.99%	51.18%

        We believe that our capital is sufficient to fund the activities of the bank in its initial stages of operation and that the rate of asset growth will not negatively impact the capital base. As of December 31, 2005, there were no significant firm commitments outstanding for capital expenditures. However, it is our intention to begin construction by 2007 on our primary headquarters to be located at East Washington and South Irvine Streets. We do not have an estimate of the cost of the building at this time.

Return on Equity and Assets

        The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the year ended December 31, 2005. Since our inception, we have not paid cash dividends.

Return on average assets	(5.41)%
Return on average equity	(8.60)%
Equity to assets ratio	62.92%

Effect of Inflation and Changing Prices

        The effect of relative purchasing power over time due to inflation has not been taken into account in our consolidated financial statements. Rather, our financial statements have been prepared on an historical cost basis in accordance with generally accepted accounting principles.

        Unlike most industrial companies, our assets and liabilities are primarily monetary in nature. Therefore, the effect of changes in interest rates will have a more significant impact on our performance than will the effect of changing prices and inflation in general. In addition, interest rates may generally increase as the rate of inflation increases, although not necessarily in the same magnitude.

Off-Balance Sheet Risk

        Commitments to extend credit are agreements to lend to a client as long as the client has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2005, unfunded commitments to extend credit were $14.9 million, of which approximately $684,000 was at fixed rates and approximately $14.2 million was at variable rates. A significant portion of the unfunded commitments related to consumer equity lines of credit and commercial lines of credit. Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

        Except as disclosed in this document, we are not involved in off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements or transactions that could result in liquidity needs or other commitments that significantly impact earnings.

Market Risk

        Market risk is the risk of loss from adverse changes in market prices and rates, which principally arises from interest rate risk inherent in our lending, investing, deposit gathering, and borrowing activities. Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not generally arise in the normal course of our business.

        We actively monitor and manage our interest rate risk exposure principally by measuring our interest sensitivity “gap,” which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available for sale, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in this same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates. We generally would benefit from increasing market rates of interest when we have an asset-sensitive gap position and generally would benefit from decreasing market rates of interest when we are liability-sensitive.

        Approximately 76.0% of our loans were variable rate loans at December 31, 2005 and we were asset sensitive during most of the year ended December 31, 2005. The ratio of cumulative gap to total earning assets after 12 months was 10.3% because $3.9 million more assets will reprice in a 12 month period than liabilities. However, our gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

Liquidity and Interest Rate Sensitivity

        Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss, and the ability to raise additional funds by increasing liabilities. Liquidity management involves monitoring our sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of our investment portfolio is fairly predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control.

        At December 31, 2005, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $1.1 million, or 2.7% of total assets. Our investment securities available for sale at December 31, 2005 amounted to $11.2 million or 27.4% of total assets. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. However, as of December 31, 2005, $6.9 million of these securities are pledged against outstanding debt. Therefore, the related debt would need to be repaid prior to the securities being sold and converted to cash.

        Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We also maintain a federal funds purchased line of credit with a correspondent bank totaling $5.0 million. We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made for leverage purposes. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at December 31, 2005 was approximately $4.0 million, assuming that the bank’s investment in FHLB stock, as well as qualifying mortgages or investment securities, would be available to secure any future borrowings. We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to successfully meets our long term liquidity needs.

        Asset/liability management is the process by which we monitor and control the mix and maturities of our assets and liabilities. The essential purposes of asset/liability management are to ensure adequate liquidity and to maintain an appropriate balance between interest sensitive assets and liabilities in order to minimize potentially adverse impacts on earnings from changes in market interest rates. Our asset/liability management committee (“ALCO”) monitors and considers methods of managing exposure to interest rate risk. We have both an internal ALCO consisting of senior management that meets at various times during each month and a board ALCO that meets monthly. The ALCOs are responsible for maintaining the level of interest rate sensitivity of our interest sensitive assets and liabilities within board-approved limits.

        The following table sets forth information regarding our rate sensitivity, as of December 31, 2005, at each of the time intervals. The information in the table may not be indicative of our rate sensitivity position at other points in time. In addition, the maturity distribution indicated in the table may differ from the contractual maturities of the earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

	Within	After three but	After one but	After
	three	within twelve	within five	five
	months	months	years	years	Total

Interest-earning assets:
Federal funds sold	$749,000	$-	$-	-	$749,000
Investment securities	182,430	1,547,290	8,554,440	918,061	11,202,221
Loans	20,126,583	785,000	4,356,577	787,350	26,055,510

Total earning assets	$21,058,013	$2,332,290	$12,911,017	1,705,411	$38,006,731

Interest-bearing liabilities:
Money market and NOW	$8,009,128	$-	$-	-	$8,009,128
Regular savings	28,856	-	-	-	28,856
Time deposits	228,780	5,911,336	50,189	-	6,190,305
Repurchase agreements	5,284,300	-	-	-	5,284,300

Total interest-bearing
liabilities	$13,551,064	$5,911,336	$50,189	-	$19,512,589

Period gap	$7,506,949	$(3,579,046)	$12,860,828	1,705,411
Cumulative gap	7,506,949	3,927,903	16,788,731	18,494,142
Ratio of cumulative gap total assets	19.8%	10.3%	44.2%	48.7%

Accounting, Reporting, and Regulatory Matters

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

        In April 2005, the Securities and Exchange Commission’s Office of the Chief Accountant and its Division of Corporation Finance has released Staff Accounting Bulletin (SAB) No. 107 to provide guidance regarding the application of SFAS No.123 (revised 2004), “Share-Based Payment”. SFAS No.123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SAB 107 provides interpretive guidance related to the interaction between SFAS No.123R and certain SEC rules and regulations, as well as the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also reminds public companies of the importance of including disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to SFAS No.123R.

        Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 7. Financial Statements.

INDEX TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2005 AND THE PERIOD
FROM MAY 17, 2004 (INCEPTION) TO DECEMBER 31, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Directors
Independence Bancshares, Inc.
Greenville, South Carolina

        We have audited the accompanying consolidated balance sheets of Independence Bancshares, Inc. and subsidiary as of December 31, 2005 and 2004 and the related consolidated statements of operations, changes in shareholders’ equity (deficit) and comprehensive loss and cash flows for the year ended December 31, 2005 and the period from May 17, 2004 (Inception) through December 31, 2004. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independence Bancshares, Inc. and subsidiary as of December 31, 2005 and 2004 and the results of their operations and their cash flows for the year ended December 31, 2005 and the period from May 17, 2004 (date of inception) through December 31, 2004 in conformity with United States generally accepted accounting principles.

/s/ Elliott Davis, LLC

Elliott Davis, LLC Greenville, South Carolina
February 24, 2006

INDEPENDENCE BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
		(Development
		Stage Enterprise)
Assets
Cash and due from banks	$368,893	$56,356
Federal funds sold	749,000	-
Investment securities available for sale	11,202,221	-
Non-marketable equity securities	549,750	-
Loans, net	25,658,491	-
Accrued interest receivable	160,149	-
Property and equipment, net	1,739,918	1,175,275
Other assets	385,469	63,114

Total assets	$40,813,891	$1,294,745

Liabilities
Deposits:
Non-interest bearing	$2,188,057	$-
Interest bearing	14,228,289	-

Total deposits	16,416,346	-

Securities sold under agreements to repurchase	5,284,300	-
Organizer contribution deposits	-	240,000
Line of credit	-	260,851
Note payable to bank	-	1,155,506
Accrued interest payable	12,660	2,491
Accounts payable and accrued expenses	62,037	28,002

Total liabilities	21,775,343	1,686,850

Commitments and contingencies - notes 11and 12
Shareholders' equity (deficit)
Preferred stock, par value $.01 per share, 10,000,000 shares
authorized, no shares issued	-	-
Common stock, par value $.01
Authorized, 10,000,000 shares. Issued and outstanding 2,085,010 and
10 at December 31, 2005 and December 31, 2004, respectively	20,850	-
Additional paid-in capital	20,515,188	100
Accumulated other comprehensive loss	(108,450)	-
Accumulated deficit	(1,389,040)	(392,205)

Total shareholders' equity (deficit)	19,038,548	(392,105)

Total liabilities and shareholders' equity (deficit)	$40,813,891	$1,294,745

See notes to consolidated financial statements that are an integral part of these consolidated statements.

INDEPENDENCE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

		For the period
		from May 17, 2004
	For the year	(Inception)
	ended	through
	December 31,	December 31,
	2005	2004
		(Development
		Stage Enterprise)
Interest income
Loans	$430,081	$-
Investment securities	259,769	-
Federal funds sold and other	174,893	-

Total interest income	864,743	-

Interest expense
Deposits	155,225	-
Borrowings	47,175	8,449

Total interest expense	202,400	8,449

Net interest income (expense)	662,343	(8,449)
Provision for loan losses	338,000	-

Net interest income (expense) after provision for loan losses	324,343	(8,449)
Noninterest income
Service fees on deposit accounts	2,761	-
Other income	20,973	3,549

Total noninterest income	23,734	3,549

Noninterest expenses
Compensation and benefits	1,019,554	155,876
Professional fees	70,657	131,948
Marketing	126,731	43,332
Insurance	29,897	-
Occupancy and equipment	199,955	724
Data processing and related costs	56,041	-
Telephone and supplies	52,864	5,532
Other	70,741	49,893

Total noninterest expenses	1,626,440	387,305

Loss before income tax benefit	(1,278,363)	(392,205)

Income tax benefit	281,528	-

Net loss	$(996,835)	$(392,205)

Loss per common share basic and diluted	$(0.48)	n/a

Weighted average common shares outstanding basic and diluted	2,085,010	n/a

See notes to consolidated financial statements that are an integral part of these consolidated statements.

INDEPENDENCE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
AND COMPREHENSIVE LOSS
For the year ended December 31, 2005 and the period from May 17, 2004
(Inception) through December 31, 2004

				Accumulated
			Additional	other		Total
	Common stock		paid-in	comprehensive	Accumulated	shareholders'
	Shares	Amount	capital	loss	deficit	equity (deficit)
Proceeds from issuance of	10	$-	$100	$-	$-	$100
Common stock
Net loss	-	-	-	-	(392,205)	(392,205)

December 31, 2004	10	-	100	-	(392,205)	(392,105)
Redemption of stock from
organizer	(10)	-	(100)	-	-	(100)
Proceeds from issuance of
common stock, net of
offering costs of $314,062	2,085,010	20,850	20,515,188			20,536,038
Comprehensive Loss
Net loss	-	-	-	-	(996,835)	(996,835)
Unrealized loss on investment
securities available for sale,
net of tax	-	-	-	(108,450)	-	(108,450)

Total comprehensive loss	-	-	-	-	-	(1,105,285)

December 31, 2005	2,085,010	$20,850	$20,515,188	$(108,450)	$(1,389,040)	$19,038,548

See notes to consolidated financial statements that are an integral part of these consolidated statements.

INDEPENDENCE BANCSHARES, INC.CONSOLIDATED
STATEMENTS OF CASH FLOWS

		For the period from
		May 17, 2004
	For the year ended	(Inception) through
	December 31, 2005	December 31, 2004
Operating activities
Net loss	$(996,835)	$(392,205)
Adjustments to reconcile net income to cash
used in operating activities:
Provision for loan losses	338,000	-
Depreciation and other amortization
discounts and premium, net	116,527	724
Benefit for deferred income taxes	(281,528)	-
Increase in other assets, net	(145,108)	(63,114)
Increase in other liabilities, net	44,204	30,493

Net cash used in operating activities	(924,740)	(424,102)

Investing activities
Increase (decrease) in cash realized from:
Origination of loans, net	(25,996,491)	-
Purchase of property and equipment	(684,218)	(1,175,999)
Purchase of investment securities available for sale	(11,771,313)	-
Purchase of non-marketable equity securities	(549,750)	-
Repayments of investment securities available for sale	407,822	-

Net cash used in investing activities	(38,593,950)	(1,175,999)

Financing activities
Increase in deposits, net	16,416,346	-
Increase in short-term borrowings	5,284,300	-
Increase (decrease) in line of credit	(260,851)	260,851
Increase (decrease) in note payable to bank	(1,155,506)	1,155,506
Increase (decrease) in organizer contribution deposits	(240,000)	240,000
Proceeds from sale of common stock, net	20,535,938	100

Net cash provided by financing activities	40,580,227	1,656,457

Net increase in cash and cash equivalents	1,061,537	56,356
Cash and cash equivalents at beginning of the period	56,356	-

Cash and cash equivalents at end of the period	$1,117,893	$56,356

Supplemental information
Cash paid for
Interest	$192,231	5,958

Income taxes	$-	-

Schedule of non-cash transactions
Unrealized loss on securities, net of income taxes	108,450	-

See notes to consolidated financial statements that are an integral part of these consolidated statements.

INDEPENDENCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

        Independence Bancshares, Inc.(the “Company”) is a South Carolina corporation organized to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956 and the South Carolina Bank Holding Company Act, and to own and control all of the capital stock of Independence National Bank (the “Bank”). The Bank is a national association organized under the laws of the United States to conduct general banking business in Greenville, South Carolina. Since our inception in May 2004 and before our opening the Bank for business on May 16, 2005, we engaged in organizational and pre-opening activities necessary to obtain regulatory approvals and to prepare our subsidiary, Independence National Bank, to commence business as a financial institution. On May 31, 2005, the Company sold 2,085,010 shares of its common stock in its initial public offering. All shares were sold at $10.00 per share. The offering raised approximately $20.5 million, net of offering costs.

        The following is a description of the more significant accounting and reporting policies that the Company follows in preparing and presenting consolidated financial statements.

Basis of presentation

        The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Independence National Bank. In consolidation, all significant intercompany transactions have been eliminated. The accounting and reporting policies conform to accounting principles generally accepted in the United States of America and to general practices in the banking industry.

        Until the Bank opened for business on May 16, 2005, the Company was accounted for as a development stage enterprise as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises,” as the Company devoted substantially all of its efforts to establishing a new business. When the Bank opened, certain reclassifications and adjustments were made to the financial statements to reflect that the Company is now accounted for as an operating company. During the period of organization from May 17, 2004 (inception) to the incorporation date of October 12, 2004, the Company operated as an association known as PMCS, LLC. All activity and agreements of PMCS, LLC were assigned to Independence Bancshares, Inc. at the time of incorporation. All transactions of the organizing association are included in the financial statements of Independence Bancshares, Inc.

Estimates

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amount of income and expenses during the reporting periods. Actual results could differ from those estimates.

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

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

Risks and uncertainties

        In the normal course of its business the Company encounters two significant types of risks: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different bases, than its interest-earning assets. Credit risk is the risk of default within the Company’s loan portfolio that results from borrowers’ inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable and the valuation of real estate held by the Company.

        The Company is subject to the regulations of various governmental agencies. These regulations can and do change significantly from period to period. The Company also undergoes periodic examinations by the regulatory agencies, which may subject it to changes with respect to valuation of assets, amount of required loss allowance and operating restrictions resulting from the regulators’ judgments based on information available to them at the time of their examinations. The bank makes loans to individuals and businesses in and around “Upstate” South Carolina for various personal and commercial purposes. The Bank has a diversified loan portfolio. Borrowers’ ability to repay their loans is not dependent upon any specific economic sector.

Investment securities

        Investment securities are accounted or in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.  Management classifies securities at the time of purchase into one of three categories as follows: (1) Securities Held to Maturity:  securities which the Company has the positive intent and ability to hold to maturity, which are reported at amortized cost; (2) Trading Securities:  securities that are bought and held principally for the purpose of selling them in the near future, which are reported at fair value with unrealized gains and losses included in earnings; and (3) Securities Available for Sale:  securities that may be sold under certain conditions, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity as accumulated other comprehensive income (loss). The amortization of premiums and accretion of discounts on investment securities are recorded as adjustments to interest income. Gains or losses on sales of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. Unrealized losses on securities, reflecting a decline in value or impairment judged by the Company to be other than temporary, are charged to earnings in the consolidated statements of operations.

Non-marketable equity securities

        The Bank, as a member of the Federal Reserve Bank (“FRB”) and the Federal Home Bank of Atlanta (“FHLB”), is required to own capital stock in these organizations. The amount of FRB stock owned is based on the Bank’s capital levels and totaled $496,950 at December 31, 2005. The amount of FHLB stock owned is determined based on the Bank’s balances of residential mortgages and advances from the FHLB and totaled $52,800 at December 31, 2005. No ready market exists for these stocks, and they have no quoted market value. However, redemption of these stocks has historically been at par value. Accordingly, the carrying amounts are deemed to be a reasonable estimate of fair value.

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

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

        The Company identifies impaired loans through its normal internal loan review process. Loans on the Company’s problem loan watch list are considered potentially impaired loans. These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected in accordance with the contractual terms. Loans are not considered impaired if a minimal payment delay occurs and all amounts due, including accrued interest at the contractual interest rate for the period of delay, are expected to be collected. At December 31, 2005, management has determined that the Company had no impaired loans.

Allowance for loan losses

        An allowance for loan losses is maintained at a level deemed appropriate by management to provide adequately for known and inherent losses in the loan portfolio. The determination of the allowance for loan losses is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of the overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, historical loan loss experience, and a review of specific problem loans. Management also considers subjective issues such as changes in lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons. Due to the Company’s limited operating history, to date the provision for loan losses has been made primarily as a result of the assessment of general loan loss risk compared to banks of similar size and maturity. Due to the Company’s short operating history, the loans in the loan portfolio and the lending relationships are of very recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process known as seasoning. As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because the loan portfolio is new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. Periodically, management will adjust the amount of the allowance based on changing circumstances. Loans which are deemed to be uncollectible are charged off and deducted from the allowance. The provision for loan losses and recoveries of loans previously charged off are added to the allowance.

Property and equipment

        Property, furniture and equipment are stated at cost, less accumulated depreciation. The provision for depreciation is computed by the straight-line method, based on the estimated useful lives for buildings of 40 years and for furniture and equipment of 5 to 10 years. Leasehold improvements are amortized over the life of the lease. The cost of assets sold or otherwise disposed of and the related allowance for depreciation are eliminated from the accounts and the resulting gains or losses are reflected in the statement of operations when incurred. Maintenance and repairs are charged to current expense. The costs of major renewals and improvements are capitalized.

Residential loan origination fees

        The Company offers residential loan origination services to its customers. The loans are offered on terms and prices offered by the Company’s correspondents and are closed in the name of the correspondents. The Company receives fees for services it provides in conjunction with the origination services it provides. The fees are recognized at the time the loans are closed by the Company’s correspondent. Residential loan origination fess are included in other income on the Company’s consolidated statements of operations.

Securities sold under agreements to repurchase

        The Bank enters into sales of securities under agreements to repurchase. Fixed-coupon repurchase agreements are treated as financing, with the obligation to repurchase securities sold being reflected as a liability and the securities underlying the agreements remaining as assets.

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

Income taxes

        Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established to reduce deferred tax assets if it is determined to be “more likely than not” that all or some portion of the potential deferred tax asset will not be realized.

Loss per share

        Basic loss per share represents net loss divided by the weighted-average number of common shares outstanding during the period. Dilutive loss per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method. For the year ended December 31, 2005, as a result of the Company’s net loss, all of the potential common shares were considered antidilutive.

Stock compensation plans

        Upon completion of the offering, the Company agreed to issue warrants to the organizing directors and organizer for the purchase of one share of common stock at $10.00 per share for every one shares purchased in the stock offering, up to a maximum of 25,000 warrants per director or organizer. The Company issued a total of 412,500 warrants. The warrants vest over a six month period from the date of issue. In addition, the Company has adopted a stock option plan, subject to shareholder approval, and 41,950 options to purchase one share of common stock at $10.00 per share were granted as of July 26, 2005. The options vest over a three year period from the date of grant. The Company accounts for the warrants and stock options under the recognition and measurement principals of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation cost will be reflected in net income(loss), as all warrants and stock options granted under these plans will have the exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation”, to stock-based employee and non-employee compensation.

		For the period from
		May 17,
		2004 (Inception)
	For the year ended	through
	December 31, 2005	December 31, 2004
Net loss as reported	$(996,835)	$(392,205)
Deduct: Total stock-based employee compensation expense determined	$(1,316,071)	-
under fair value based method for all awards, net of related tax effect

Pro forma net loss	$(2,312,906)	$(392,205)

Basic and diluted loss per share
As reported	$(0.48)	n/a
Pro forma	(1.11)	n/a

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

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

Organizer contribution deposits

        Under the Organizer Contribution and Joint Venture Agreement, organizers agreed to contribute $15,000 each to pay organizational expenses. Upon approval by regulatory authorities of the application to organize the bank and completion of the stock offering, the Company reimbursed $240,000 due to the organizers, and no amounts are due at December 31, 2005.

Statement of cash flows

        For purposes of reporting cash flows, cash equivalents include amounts due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

Reclassifications

        Certain amounts, previously reported, have been reclassified to state all periods on a comparable basis that had no effect on shareholders’ deficit or net loss.

Recently issued accounting pronouncements

        The following is a summary of recent authoritative pronouncements that affect our accounting, reporting, and disclosure of financial information:

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the first interim or annual reporting period beginning after December 15, 2005. We are currently evaluating the impact that the adoption of SFAS No. 123(R) will have on our financial position, results of operations and cash flows.

        In April 2005, the Securities and Exchange Commission’s Office of the Chief Accountant and its Division of Corporation Finance has released Staff Accounting Bulletin (SAB) No. 107 to provide guidance regarding the application of SFAS No.123 (revised 2004), “Share-Based Payment”. SFAS No.123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SAB 107 provides interpretive guidance related to the interaction between SFAS No.123R and certain SEC rules and regulations, as well as the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also reminds public companies of the importance of including disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to SFAS No.123R.

        Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 – INVESTMENT SECURITIES

        The amortized costs and fair value of investment securities available for sale are as follows:

		December 31, 2005
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
U.S Government agencies	$6,985,894	$-	$(77,144)	$6,908,750
Mortgage-backed securities	4,380,645	-	(87,174)	4,293,471

Total investment securities	$11,366,539	$-	$(164,318)	$11,202,221

        The Company believes, based on industry analyst reports and credit ratings that the deterioration in fair values of investment securities available for sale is attributed to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. The company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.

         The amortized costs and fair values of investment securities available for sale at December 31, 2005, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers have the right to prepay the obligations.

	December 31, 2005
	Amortized	Fair
	Cost	Value
Due within one year	$994,956	$985,938
Due after one through three years	5,990,938	5,922,812
Due after three through five years	1,622,035	1,578,465
Due after five through ten years	1,808,051	1,778,238
Due after ten years	950,559	936,768

Total investment securities	$11,366,539	$11,202,221

        The Company sold no investment securities in 2005. Accordingly, no gains or losses were recorded. At December 31, 2005, approximately $6,879,000 of securities were pledged as collateral for repurchase agreements. There were no investment securities as of December 31, 2004.

NOTE 3 – LOANS

        The composition of net loans by major loan categories is as follows:

December 31, 2005
Real estate:
Commercial	$12,955,275
Consumer residential	1,550,574
Home equity	3,320,456

Total real estate loans	17,826,305

Commercial business	7,811,727
Consumer-other	417,478
Deferred origination fees, net	(59,019)

Gross loans	25,996,491
Less allowance for loan losses	(338,000)

Loans, net	$25,658,491

        At December 31, 2005, there were no loans classified as non-accruing loans. For the year ended December 31, 2005, there was no foregone interest income on the non-accrual loans. There were no loans considered impaired loans as of December 31, 2005. There were no loans outstanding as of December 31, 2004.

        The Company, through the Bank, makes loans to individuals and small- to mid-sized businesses for various personal and commercial purposes primarily in Greenville County, South Carolina. The Company has a diversified loan portfolio and the Company’s loan portfolio is not dependent on any specific economic segment. The Company regularly monitors its credit concentrations based on loan purpose, industry and customer base. As of December 31, 2005, there were no material concentrations of credit risk within the Company’s loan portfolio.

        Directors, executive officers and associates of such persons are customers of and have transactions with the Bank in the ordinary course of business. Included in such transactions are outstanding loans and commitments, all of which are made under substantially the same credit terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility.

        The aggregate dollar amount of these outstanding loans was approximately $7.0 million at December 31, 2005. During 2005, new loans and advances on these lines of credit totaled approximately $7.3 million and repayments were approximately $300,000. At December 31, 2005, there were commitments to extend additional credit to related parties in the amount of approximately $1.7 million.

        Under current Federal Reserve regulations, the Bank is limited to the amount it may loan to the company. Loans made by the bank may not exceed 10% and loans to all affiliates may not exceed 20% of the bank’s capital, surplus and undivided profits, after adding back the allowance for loan losses. There were no loans outstanding between the Bank and the Company at December 31, 2005.

        The composition of gross loans by rate type is as follows:

December 31, 2005
Variable rate loans	$19,794,754
Fixed rate loans	6,260,756

$26,055,510

NOTE 3 – LOANS, Continued

        The allowance for loan losses is available to absorb future loan charge-offs. The allowance is increased by provisions charged to operating income and by recoveries of loans that were previously written-off. The allowance is decreased by the aggregate loan balances, if any, that were deemed uncollectible during the year. Provision for loan losses was $338,000 for the year ended December 31, 2005. There were no charge-offs or recoveries in 2005. The balance in the allowance for loan losses as of December 31, 2005 was $338,000. There was no allowance for loan losses as of December 31, 2004 as there were no loans outstanding.

NOTE 4 – PROPERTY AND EQUIPMENT

        Property and equipment are stated at cost less accumulated depreciation. Components of property and equipment included in the consolidated balance sheets are as follows:

	December 31,
	2005	2004
Land	$1,165,312	$1,165,312
Leasehold improvements	138,317	-
Furniture and equipment	521,062	10,687
Automobile	35,526	-

	1,860,217	1,175,999
Accumulated depreciation	(120,299)	(724)

Total property and equipment	$1,739,918	$1,175,275

Depreciation expense for the years ended December 31, 2005 and 2004 was $119,575 and $724, respectively.

NOTE 5 – DEPOSITS

        The following is a detail of deposit accounts as of December 31, 2005:

Non-interest bearing	$2,188,057
Interest bearing:
NOW accounts	1,281,753
Money market accounts	6,727,375
Savings	28,856
Time, less than $100,000	1,516,129
Time, $100,000 and over	4,674,176

Total deposits	$16,416,346

        At December 31, 2005, the bank had no time deposits that were obtained outside of the bank’s primary market. Interest expense on time deposits greater than $100,000 was $55,667 for the year ended December 31, 2005.

        At December 31, 2005 the scheduled maturities of certificates of deposit are as follows:

2006	$6,140,116
2007	22,217
2008	5,070
2009 and after	22,902

$6,190,305

NOTE 6 –SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

        At December 31, 2005 the bank had sold $5,284,300 of securities under agreements to repurchase with brokers with a weighted rate of 4.68% that mature in less than 90 days. These agreements were secured with approximately $6,879,000 of investment securities. The securities, under agreement to repurchase, averaged $192,382 during 2005, with $5,284,300 being the maximum amount outstanding at any month-end. The average rate paid in 2005 was 4.02%. There were no securities sold under agreements to repurchase as of December 31, 2004.

NOTE 7 – BORROWINGS

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

NOTE 8 – UNUSED LINES OF CREDIT

        At December 31, 2005, the Bank had an unused line of credit to purchase federal funds for $5,000,000. The line of credit is available on a one to fourteen day basis for general corporate purposes of the Bank. The lender has reserved the right to withdraw the line at their option. The Bank has an additional line of credit with the Federal Home Loan Bank to borrow funds, subject to a pledge of qualified collateral. The Bank has collateral that would support approximately $4,000,000 in additional borrowings.

NOTE 9 – INCOME TAXES

        The company had no currently taxable income for the period from May 17, 2004 (inception) to December 31, 2004 or the year ending December 31, 2005. The components of the net deferred tax assets are as follows:

	December 31,
	2005	2004
Deferred tax assets:
Allowance for loan losses	$105,197	$-
Net operating loss carry-forward	194,661	-
Deferred operational and start-up costs	257,901	152,960
Unrealized loss on securities available for sale	55,868	-
	5,296	-

	618,923	152,960
Valuation allowance	(281,527)	(152,960)

Net deferred tax asset	$337,396	$-

        The company has recorded a valuation allowance of $281,527 as of December 31, 2005 and a valuation allowance equal to the net deferred tax asset at December 31, 2004, as the realization of this asset is dependent on the company’s ability to generate future taxable income during the periods in which temporary differences become deductible. A portion of the change in the net deferred tax asset relates to the change in the tax effect of the unrealized loss on securities available for sale of $55,868.  The remainder of the change in the net deferred tax asset is due to the current period deferred tax benefit of $281,528. The net deferred tax asset is recorded in other assets in the Company’s consolidated balance sheets.

        The company has federal operating loss carry-forwards of approximately $573,000 that may be used to offset future taxable income and expire beginning in 2025.

NOTE 10– RELATED PARTY TRANSACTIONS

        One of the organizers provided temporary office space, at no cost, during the organization stage of the Bank. This space was available to the Company until the leasehold improvements for the leased branch facility were completed in March 2005.

        On November 17, 2004, the Company purchased a one acre lot for approximately $1.2 million located on the corner of South Irvine and East Washington Streets, in downtown Greenville, South Carolina. Completion of construction of the permanent headquarters at this location is estimated for 2008. The Company acquired the lot by virtue of an option, assigned at par, which is appraisal-based fair market value, from an investment company which is a business interest of one of the organizers. A tenant currently leases this lot from the Company for parking space rental and remits 50% of net operating revenues to the Company. This lease expires December 31, 2006.

NOTE 11 – FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK

        In the ordinary course of business, and to meet the financing needs of its customers, the Company is a party to various financial instruments with off balance sheet risk. These financial instruments, which include commitments to extend credit and standby letters of credit, involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets. The contract amount of those instruments reflects the extent of involvement the Company has in particular classes of financial instruments.

        The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments.

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2005, unfunded commitments to extend credit were approximately $14,856,000, of which $684,000 is at fixed rates and $14,172,000 is at variable rates. The Company evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate. The fair value of these off-balance sheet financial instruments is considered immaterial.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

        The Bank has a four-year operating lease on its main office facility which began in October 2004. The monthly rent under the lease amendment is $5,832 through September 30, 2006, $5,960 from October 1, 2006 through September 30, 2007 and $6,079 from October 1, 2007 through September 30, 2008. Rent expense of $43,740 was recorded for the year ended December 31, 2005.

        Future minimum lease payments under these operating leases are summarized as follows:

For the year ended December 31,
2006	$70,368
2007	71,877
2008	54,711

$196,956

        The Bank has entered into an agreement with a data processor with a remaining term of five years to provide item processing and general ledger processing. The cost of monthly service is based on activity volume but is expected to be no less than $10,000 per month.

NOTE 12 – COMMITMENTS AND CONTINGENCIES, Continued

        The Board of Directors has approved employment agreements with the president and chief executive officer, chief financial officer, business development officer and the retail banking officer. The agreements include provisions regarding term, compensation, benefits, annual bonus, incentive program, stock option plan and severance and non-compete upon early termination.

        The Bank may become party to litigation and claims in the normal course of business. As of December 31, 2005, management believes there is no material litigation pending.

NOTE 13 – STOCK COMPENSATION PLANS

        On July 26, 2005, the Company adopted a stock option plan for the benefit of the directors, officers and employees. The Board may grant up to 260,626 options at an option price per share not less than the fair market value on the date of grant. The options granted to officers and employees over three years and expire 10 years from the grant date.

        A summary of the status of the plan and changes for the year ended December 31, 2005 is presented below:

		Weighted
		average
	Shares	exercise price
Outstanding at beginning of year	-	$-
Granted	43,700	10.00
Exercised	-	-
Forfeited or expired	1,750	10.00

Outstanding at end of year	41,950	$10.00

Options exercisable at year-end	-

Shares available for grant	218,676

        Upon completion of the stock offering, the Company issued warrants to each of its organizers to purchase up to an additional 412,500 shares of common stock at $10.00 per share. These warrants vested over a six-month period, are exercisable at December 31, 2005 and expire on May 16, 2015.

NOTE 14 – EMPLOYEE BENEFIT PLAN

        The Bank maintains an employee benefit plan for all eligible employees of the Bank under the provisions of Internal Revenue Code Section 401(k). The Independence National Bank 401(K) Profit Sharing Plan (the “Plan”), adopted in 2005, allows for employee contributions and, upon annual approval of the Board of Directors, the Company matches 25% of employee contributions up to a maximum of 6% of annual compensation. A total of $4,215 was charged to operations in 2005 for the Company’s matching contribution. Employees are immediately vested in their contributions to the Plan and become fully vested in the employer matching contribution after six years of service.

NOTE 15– REGULATORY MATTERS

        The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum ratios of Tier 1 and total capital as a percentage of assets and off-balance-sheet exposures, adjusted for risk weights ranging from 0% to 100%. Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets. Tier 2 capital consists of the allowance for loan losses subject to certain limitations. Total regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.

        The Bank is also required to maintain capital at a minimum level based on average assets, which is known as the leverage ratio. Banks are to maintain capital at the minimum requirement of 3%.

        As of December 31, 2005, the most recent notification from the Bank’s primary regulator categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Bank’s category.

        The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at December 31, 2005.

					To be well capitalized
			For capital		under prompt corrective
			adequacy purposes		action provisions
	Actual		Minimum		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005
Total Capital (to risk weighted assets)	$ 16,949,000	49.6%	$ 2,734,000	8.0%	$ 3,417,000	10.0%
Tier 1 Capital (to risk weighted assets)	16,611,000	48.6	1,367,000	4.0	2,050,000	6.0
Tier 1 Capital (to average assets)	16,611,000	51.2	1,298,000	4.0	1,623,000	5.0

        The Federal Reserve Board has similar requirements for bank holding companies. The Company is currently not subject to these requirements because the Federal Reserve guidelines contain an exemption for bank holding companies of less than $150,000,000 in consolidated assets.

NOTE 16 — RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS, OR ADVANCES

        The ability of Independence Bancshares, Inc., to pay cash dividends is dependent upon receiving cash in the form of dividends from the Bank. However, certain restrictions exist regarding the ability of the subsidiary to transfer funds to Independence Bancshares, Inc., in the form of cash dividends, loans, or advances. The approval of the Office of the Comptroller of the Currency is required to pay dividends in excess of the Bank’s net profits (as defined) for the current year plus retained net profits (as defined) for the preceding two years, less any required transfers to surplus.

NOTE 17 –FAIR VALUE OF FINANCIAL INSTRUMENTS

        SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” requires disclosure of fair value information, whether or not recognized in the consolidated balance sheets, when it is practical to estimate the fair value. SFAS No. 107 defines a financial instrument as cash, evidence of an ownership interest in an entity or contractual obligations which require the exchange of cash or other financial instruments. Certain items are specifically excluded from the disclosure requirements, including the Company’s common stock, property and equipment and other assets and liabilities.

        Fair value approximates carrying value for the following financial instruments due to the short-term nature of the instrument: cash and due from banks, federal funds sold, and securities sold under agreement to repurchase.

        Securities are valued using quoted fair market prices.

        Fair value for variable rate loans that reprice frequently and for loans that mature in less than one year is based on the carrying value. Fair value for fixed rate mortgage loans, personal loans and all other loans (primarily commercial) maturing after one year is based on the discounted present value of the estimated future cash flows. Discount rates used in these computations approximate the rates currently offered for similar loans of comparable terms and credit quality.

        Fair value for demand deposit accounts and interest-bearing accounts with no fixed maturity date is equal to the carrying value. Certificate of deposit accounts with a maturity within one year are valued at their carrying value. The fair value of certificate of deposit accounts with a maturity after one year are estimated by discounting cash flows from expected maturities using current interest rates on similar instruments. Fair value for variable rate borrowings including securities sold under agreements to repurchase, line of credit and note payable to bank, is equal to the carrying value.

        The Company has used management’s best estimate of fair value based on the above assumptions. Thus, the fair values presented may not be the amounts that could be realized in an immediate sale or settlement of the instrument. In addition, any income taxes or other expenses, which would be incurred in an actual sale or settlement, are not taken into consideration in the fair value presented.

        The estimated fair values of the Company’s financial instruments at December 31, 2005 and 2004 are as follows:

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and due from banks	$368,893	$368,893	$56,356	$56,356
Federal funds sold	749,000	749,000	-	-
Investment securities available for sale	11,202,221	11,202,221	-	-
Non-marketable equity securities	549,750	549,750	-	-
Loans, net	25,658,491	25,443,070	-	-
Financial Liabilities:
Deposits	16,416,346	16,418,424	-	-
Securities sold under agreements to repurchase	5,284,300	5,284,300	-	-
Line of credit	-	-	260,851	260,851
Note payable to bank	-	-	1,155,506	1,155,506

NOTE 18 – PARENT COMPANY FINANCIAL INFORMATION

        Following is condensed financial information of Independence Bancshares, Inc. (parent company only):

Condensed Balance Sheets
December 31, 2005
Assets
Cash and cash equivalents	$2,536,038
Investment in subsidiaries	16,502,510

Total assets	$19,038,548

Liabilities and Shareholders' Equity
Shareholders' equity	$19,038,548

Total liabilities and shareholders' equity	$19,038,548

Condensed Statements of Operations
For the year ended December 31, 2005
Interest income	$19,767
Interest expense	36,095

Net interest expense	(16,328)

Payment from bank subsidiary for organizational costs	793,811
Rental income	6,000
Noninterest expense	(391,278)
Equity in undistributed net loss of subsidiary	(1,389,040)

Net loss	$(996,835)

NOTE 18 - PARENT COMPANY FINANCIAL INFORMATION (continued)

Condensed Statements of Cash Flows
For the year ended December 31, 2005
Operating activities
Net loss	$(996,835)
Adjustments to reconcile net loss to net cash
provided by operating activities
Equity in undistributed net income of subsidiary	1,389,040
Decrease in other assets	63,114

Decrease in accounts payable and accrued expenses	(30,493)

Net cash provided by operating activities	424,826
Investing activities
Repayment from bank for property, equipment and other assets	1,175,275
Investment in subsidiary	(18,000,000)

Net cash used in investing activities	(16,824,725)

Financing activities
Proceeds from sale of common stock, net	20,535,938
Repayment of note payable	(1,155,506)
Repayment of line of credit	(260,851)
Decrease in organizer contribution deposits	(240,000)

Net cash provided by financing activities	18,879,581

Net increase in cash and cash equivalents	2,479,682
Cash and cash equivalents, beginning of year	56,356
Cash and cash equivalents, end of year	$2,536,038

Schedule of non-cash transactions
Unrealized loss on securities, net of income taxes	$108,450

NOTE 19 - SUBSEQUENT EVENT (UNAUDITED)

On March 13, 2006, the Corporate Business Development Officer ceased to be employed, and her employment agreement was terminated in conjunction with her departure. This employment agreement provides for six months' severance pay, or approximately $55,000.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 8A. Controls and Procedures.

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2005. There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

        The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

        The information required by Item 9 is hereby incorporated by reference from our proxy statement for our 2006 annual meeting of shareholders to be held on May 16, 2006.

Item 10. Executive Compensation.

        The information required by Item 10 is hereby incorporated by reference from our proxy statement for our 2006 annual meeting of shareholders to be held on May 16, 2006.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The following table sets forth equity compensation plan information at December 31, 2005.

Equity Compensation Plan Information

			Number of securities
			remaining available for
	Number of securities		future issuance under
	to be issued	Weighted-average	equity compensation
	upon exercise of	exercise price of	plans (c)
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights (a)	warrants and rights (b)	reflected in column(a))
Equity compensation
plans pending approval by
security holders (1)	41,950	$10.00	218,676
Equity compensation
plans not approved
by security holders(2)	412,500	$10.00	-

Total	454,450	$10.00	218,676

(1)

At our annual meeting of shareholders to be held on May 16, 2006 shareholders will be asked to consider the Independence Bancshares, Inc. 2005 Stock Incentive Plan. The 260,626 of shares of common stock available for issuance under the plan will automatically increase each time we issue additional shares so that it continues to equal 12.5% of our total outstanding shares.

(2)

Each of our organizers received, for no additional consideration, a warrant to purchase one share of common stock for $10.00 per share for each share purchased during our initial public offering up to a maximum of 25,000 warrants. The warrants are represented by separate warrant agreements. The warrants vest six months from the date our bank opened for business, or May 16, 2005, and they are exercisable in whole or in part during the 10 year period following that date. The warrants may not be assigned, pledged, or hypothecated in any way. The 412,500 of shares issued pursuant to the exercise of such warrants are transferable, subject to compliance with applicable securities laws. If the South Carolina Board of Financial Institutions or the FDIC issues a capital directive or other order requiring the bank to obtain additional capital, the warrants will be forfeited, if not immediately exercised.

        The additional information required by this Item 11 is hereby incorporated by reference from our proxy statement for our 2006 annual meeting of shareholders to be held on May 16, 2006.

Item 12. Certain Relationships and Related Transactions.

        The information required by Item 12 is hereby incorporated by reference from our proxy statement for our 2006 annual meeting of shareholders to be held on May 16, 2006.

Item 13. Exhibits.

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company's Form SB-2, File No. 333-121485).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Form SB-2, File No. 333- 121485).
4.1	See Exhibits 3.1 and 3.2 for provisions in Independence Bancshares, Inc.'s Articles of Incorporation and Bylaws defining the rights of holders of the common stock (incorporated by reference to Exhibit 4.1 of the Company's Form SB-2, File No.
333-121485).
4.2	Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Company's Form SB-2, File No.
333-121485).
10.1	Employment Agreement between Independence Bancshares, Inc. and Larry Miller dated July 1, 2004 (incorporated by reference to Exhibit 10.1 of the Company's Form SB-2, File No. 333-121485).*
10.2	Employment Agreement between Independence Bancshares, Inc. and Kimberly D. Barrs dated October 4, 2004 (incorporated by reference to Exhibit 10.3 of the Company's Form SB-2, File No. 333- 121485).*
10.3	Form of Stock Warrant Agreement (incorporated by reference to Exhibit 10.4 of the Company's Form SB-2, File No.
333-121485).*
10.4	Form of Escrow Agreement between The Bankers Bank and Independence Bancshares, Inc. (incorporated by reference to Exhibit
10.5 of the Company's Form SB-2, File No. 333-121485).
10.5	Independence Bancshares, Inc. 2005 Stock Incentive Plan and Form of Option Agreement (incorporated by reference to Exhibit
10.1 of the Company's Form 10-QSB for the period ended June 30, 2005). *
10.6	Employment Agreement between Independence Bancshares, Inc. and Susan B. Hoag dated January 10, 2005 (incorporated by reference to Exhibit 10.6 of the Company's Form SB-2, File No. 333-121485).*
10.7	Employment Agreement between Independence Bancshares, Inc. and Schaefer M. Carpenter dated January 10, 2005
(incorporated by reference to Exhibit 10.7 of the Company's Form SB-2, File No. 333-121485).*
10.8	Form of Sales Agency Agreement between Independence Bancshares, Inc. and FIG Partners, L.L.C.
(incorporated by reference to Exhibit 10.8 of the Company's Form SB-2, File No. 333-121485).
10.9	Stock Warrant Agreement between Lawrence R. Miller and the Company dated May 16, 2005 (incorporated by reference to Exhibit
10.2 of the Company's Form 10-QSB for the period ended June 30, 2005).*
21.1	Subsidiaries of the Company.

24.1	Power of Attorney (filed as part of the signature page herewith).
31.1	Rule 15d-14(a) Certification of the Chief Executive Officer.
31.2	Rule 15d-14(a) Certification of the Chief Financial Officer.
32	Section 1350 Certifications.

__________________
* Management contract of compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-KSB.

Item 14. Principal Accountant and Fees.

        The information required by Item 14 is hereby incorporated by reference from our proxy statement for our 2006 annual meeting of shareholders to be held on May 16, 2006.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENCE BANCSHARES, INC.

Date: March 30, 2006	By: /s/ Lawrence R. Miller
Lawrence R. Miller
Chief Executive Officer

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Lawrence R. Miller, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert M. Austell		March 30, 2006
Robert M. Austell	Director
/s/ Kimberly D. Barrs		March 30, 2006
Kimberly D. Barrs	Chief Financial Officer
/s/ John W. Burnett		March 30, 2006
John W. Burnett	Director
/s/ Robert M. Carpenter		March 30, 2006
Robert M. Carpenter	Director
/s/ Billy J. Coleman		March 30, 2006
Billy J. Coleman	Director
/s/ Jose De Ocampo		March 30, 2006
Jose De Ocampo	Director
/s/ Robert E. Hamby, Jr		March 30, 2006
Robert E. Hamby, Jr	Director

/s/ H. Neel Hipp, Jr.		March 30, 2006
H. Neel Hipp, Jr	Director
/s/ James D. King		March 30, 2006
James D. King	Director
/s/ William R. Mathis		March 30, 2006
William R. Mathis	Director
/s/ Lawrence R. Miller		March 30, 2006
Lawrence R. Miller	Chief Executive Officer, Director
/s/ Sudhirkumar C. Patel		March 30, 2006
Sudhirkumar C. Patel	Director
/s/ Hasmukh P. Rama		March 30, 2006
Hasmukh P. Rama	Director
/s/ W. Ray Samuels		March 30, 2006
W. Ray Samuels	Director
/s/ Charles D. Walters		March 30, 2006
Charles D. Walters	Director
/s/ Roger W. Walters		March 30, 2006
Roger W. Walters	Director
/s/ Vivian A. Wong		March 30, 2006
Vivian A. Wong	Director

EXHIBIT INDEX

Exhibit Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company's Form SB-2, File No. 333-121485).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Form SB-2, File No. 333- 121485).
4.1	See Exhibits 3.1 and 3.2 for provisions in Independence Bancshares, Inc.'s Articles of Incorporation and Bylaws defining the rights of holders of the common stock (incorporated by reference to Exhibit 4.1 of the Company's Form SB-2, File No.
333-121485).
4.2	Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Company's Form SB-2, File No.
333-121485).
10.1	Employment Agreement between Independence Bancshares, Inc. and Larry Miller dated July 1, 2004 (incorporated by reference to Exhibit 10.1 of the Company's Form SB-2, File No. 333-121485).*
10.2	Employment Agreement between Independence Bancshares, Inc. and Kimberly D. Barrs dated October 4, 2004 (incorporated by reference to Exhibit 10.3 of the Company's Form SB-2, File No. 333- 121485).*
10.3	Form of Stock Warrant Agreement (incorporated by reference to Exhibit 10.4 of the Company's Form SB-2, File No.
333-121485).*
10.4	Form of Escrow Agreement between The Bankers Bank and Independence Bancshares, Inc.(incorporated by reference to Exhibit
10.5 of the Company's Form SB-2, File No. 333-121485).
10.5	Independence Bancshares, Inc. 2005 Stock Incentive Plan and Form of Option Agreement (incorporated by reference to Exhibit
10.1 of the Company's Form 10-QSB for the period ended June 30, 2005). *
10.6	Employment Agreement between Independence Bancshares, Inc. and Susan B. Hoag dated January 10, 2005 (incorporated by reference to Exhibit 10.6 of the Company's Form SB-2, File No. 333-121485).*
10.7	Employment Agreement between Independence Bancshares, Inc. and Schaefer M. Carpenter dated January 10, 2005
(incorporated by reference to Exhibit 10.7 of the Company's Form SB-2, File No. 333-121485).*
10.8	Form of Sales Agency Agreement between Independence Bancshares, Inc. and FIG Partners, L.L.C. (incorporated by reference to Exhibit 10.8 of the Company's Form SB-2, File No. 333-121485).
10.9	Stock Warrant Agreement between Lawrence R. Miller and the Company dated May 16, 2005 (incorporated by reference to Exhibit
10.2 of the Company's Form 10-QSB for the period ended June 30, 2005).*
21.1	Subsidiaries of the Company.
24.1	Power of Attorney (filed as part of the signature page herewith).
31.1	Rule 15d-14(a) Certification of the Chief Executive Officer.
31.2	Rule 15d-14(a) Certification of the Chief Financial Officer.
32	Section 1350 Certifications.