Form 10QSB
period 2006-03-31
Independence Bancshares, Inc.
filed 2006-05-04
CIK 1311828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2006

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
                                                                                                                                 Yes          No  X

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,085,010 shares of common stock, par value $.01 per share, outstanding as of May 3, 2006.

        Transitional Small Business Disclosure Format (check one):    Yes          No  X

Independence Bancshares, Inc.

Part I – Financial Information

Item 1.   Financial Statements

Consolidated Balance Sheets
(unaudited)

	March 31, 2006	December 31, 2005

Assets
Cash and due from banks	$702,927	$368,893
Federal funds sold	8,210,000	749,000
Investment securities available for sale	11,013,545	11,202,221
Non-marketable equity securities	576,800	549,750
Loans, net	35,395,785	25,658,491
Accrued interest receivable	233,156	160,149
Property and equipment, net	1,693,506	1,739,918
Other assets	545,085	385,469

Total assets	$58,370,804	$40,813,891

Liabilities and Shareholders' Equity
Liabilities
Deposits
Non-interest bearing	$2,173,029	$2,188,057
Interest bearing	36,784,098	14,228,289

Total deposits	38,957,127	16,416,346

Securities sold under agreements to repurchase	361,297	5,284,300
Accrued interest payable	25,013	12,660
Accounts payable and accrued liabilities	246,786	62,037

Total liabilities	39,590,223	21,775,343

Commitments and contingencies

Shareholders' Equity
Preferred stock, $.01 par value; 10,000,000 shares
authorized; none issued and outstanding
Common stock, $.01 par value; 10,000,000 shares	-	-
authorized; 2,085,010 shares issued and outstanding at March
31, 2006 and December 31, 2005	20,850	20,850
Additional paid-in capital	20,526,588	20,515,188
Accumulated other comprehensive loss	(128,170)	(108,450)
Retained deficit	(1,638,687)	(1,389,040)

Total shareholders' equity	18,780,581	19,038,548

Total liabilities and shareholders' equity	$58,370,804	$40,813,891

The accompanying notes are an integral part of these financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Operations
For the three months ended
(unaudited)

	March 31, 2006	March 31, 2005
		(Development Stage Enterprise)
Interest income
Loans	$598,357	$-
Investment securities	115,577	-
Federal funds sold and other	59,103	1,186

Total interest income	773,037	1,186

Interest expense
Deposits	281,362	-
Borrowings	21,436	20,793

Total interest expense	302,798	20,793

Net interest income (expense)	470,239	(19,607)
Provision for loan loss	130,000	-

Net interest income (expense) after provision for loan losses	340,239	(19,607)

Noninterest income	12,143	6,000

Noninterest expenses
Compensation and benefits	$448,960	$181,983
Professional fees	44,140	4,885
Marketing	26,301	12,202
Insurance	13,701	-
Occupancy and equipment	72,739	4,193
Data processing and related costs	38,703	190
Telephone and supplies	12,344	1,958
Other	28,141	5,614

Total noninterest expenses	685,029	211,025

Loss before income tax benefit	(332,647)	(224,632)

Income tax benefit	83,000	-

Net loss	$(249,647)	$(224,632)

Loss per common share - basic and diluted	$(0.12)	$(0.11)

Weighted average common shares outstanding - basic and
diluted	2,085,010	2,085,010

The accompanying notes are an integral part of these financial statements.

Independence Bancshares, Inc.

Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Loss

For the three months ended March 31, 2006 and 2005

(unaudited)

				Accumulated
				other
	Common Stock		Additional	comprehensive	Accumulated
	Shares	Amount	paid-in capital	loss	deficit	Total

December 31, 2004	10	$-	$100	$-	$(392,205)	$(392,105)
Net loss for the three months
ended March 31, 2005	-	-	-	-	(224,632)	(224,632)

March 31, 2005	10	-	100	$-	$(616,837)	$(616,737)

December 31, 2005	2,085,010	$20,850	$20,515,188	$(108,450)	$(1,389,040)	$19,038,548

Grant of employee stock options			11,400			11,400
Net loss for the three months ended
March 31, 2006	-	-	-		(249,647)	(249,647)
Unrealized loss on investment
securities available for sale,
net of tax	-	-	-	(19,720)		(19,720)

Total comprehensive loss	-	-	-	-	-	(269,367)

March 31, 2006	2,085,010	$20,850	$20,526,588	$(128,170)	$(1,638,687)	$18,780,581

The accompanying notes are an integral part of these financial statements.

Independence Bancshares, Inc.

Consolidated Statement of Cash Flows
For the three months ended
(unaudited)

	March 31, 2006	March 31, 2005
		(Development Stage Enterprise)
Operating activities
Net loss	$(249,647)	$(224,632)
Adjustments to reconcile net loss to cash used in operating activities
Provision for loan losses	130,000	-
Depreciation	46,412	891
Accretion of securities discounts, net	(1,719)	-
Benefit for deferred income taxes	(83,000)	-
Compensation expense for employee stock options granted	11,400
Increase in other assets, net	(139,464)	(121,735)
Increase in other liabilities, net	197,102	265,801

Net cash used in operating activities	(88,916)	79,675)

Investing activities
Origination of loans, net	(9,867,294)	-
Purchase of non-marketable equity securities, net	(27,050)	-
Repayments of investment securities available for sale	160,516	-
Purchase of property and equipment	-	(309,921)

Net cash used in investing activities	(9,733,828)	(309,921)

Financing activities
Increase in deposits, net	22,540,781	-
Decrease in short-term borrowings	(4,923,003)	-
Proceeds from sale of common stock, net	-	5,873,000
Increase in line of credit	-	420,570

Net cash provided by financing activities	17,617,778	6,293,570

Net increase in cash and cash equivalents	7,795,034	5,903,974

Cash and cash equivalents at beginning of the period	1,117,893	56,356

Cash and cash equivalents at end of the period	$8,912,927	$5,960,330

Supplemental information:
Cash paid for
Interest	$290,445	$20,569

Schedule of non-cash transactions
Unrealized loss on securities, net of income taxes	$19,720	$-

The accompanying notes are an integral part of these financial statements.

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

Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for 2005 as filed with the Securities and Exchange Commission.

        Until the Bank opened for business on May 16, 2005, the Company was accounted for as a development stage enterprise as defined by Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises,” as the Company devoted substantially all of its efforts to establishing a new business, and thus, comparison of the quarter ended March 31, 2006 to March 31, 2005 is not meaningful. The operating results presented in the consolidated statements of operations for March 31, 2005 relate solely to organizational costs incurred during that period. When the Bank opened, certain reclassifications and adjustments were made to the financial statements to reflect that the Company is now accounted for as an operating company.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        A summary of these policies is included in our annual report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2005.  For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for 2005 as filed with the Securities and Exchange Commission.  Accounting standards that have been issued or proposed by the Financial Accounting Standards Board that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Loss Per Share

        Basic loss per share represents net loss divided by the weighted-average number of common shares outstanding during the period. Dilutive loss per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method. For the quarters ended March 31, 2006 and 2005, as a result of the Company’s net loss, all of the potential common shares were considered antidilutive.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Compensation Plans

        Upon completion of the offering, the Company agreed to issue warrants to the organizing directors and organizer for the purchase of one share of common stock at $10.00 per share for every one share purchased in the stock offering, up to a maximum of 25,000 warrants per director or organizer. The Company issued a total of 412,500 warrants. The warrants vest over a six month period from the date of issue. In addition, the Company has adopted a stock option plan, and 41,950 options to purchase one share of common stock at $10.00 per share were granted as of July 26, 2005. The options vest over a three year period from the date of grant. No additional options were granted in 2005. During the quarter ended March 31, 2006, there were no stock option grants, and 12,000 stock options were forfeited and cancelled.

        On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Accounting for Stock-Based Compensation, to account for compensation costs under its stock option plans. The Company previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (as amended) (“APB 25”). Under the intrinsic value method prescribed by APB 25, no compensation costs were recognized for the Company’s stock options because the option exercise price in its plans equals the market price on the date of grant. Prior to January 1, 2006, the Company only disclosed the pro forma effects on net income and earnings per share as if the fair value recognition provisions of SFAS 123(R) had been utilized.

        In adopting SFAS No. 123, the Company elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method. Under the modified prospective method, compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of grant. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended March 31,
	2006	2005
Net loss as reported	$(249,647)	$(224,632)
Add: Stock-based employee compensation expense included in
reported net loss, net of related tax effects	8,556	-
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards, net
of related tax effects	(8,556)	-

Pro forma net loss including stock-based compensation cost
based on fair-value method	$(249,647)	$(224,632)

Loss per share:
Basic and diluted--as reported	$(0.12)	$(0.11)

Basic and diluted--pro forma	$(0.12)	$(0.11)

        The weighted average fair value per share of options granted in 2005 amounted to $4.11.  The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants:  expected volatility of 28%, risk-free interest rate of 4.15% and expected lives of seven and a half years.

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

Critical Accounting Policies
We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our audited consolidated financial statements as of December 31, 2005, as filed on our annual report on Form 10-KSB.

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

Overview

The following discussion describes our results of operations for the quarter ended March 31, 2006 and also analyzes our financial condition as of March 31, 2006. Because our bank opened for business on May 16, 2005, a comparison of the quarter ended March 31, 2006 to quarter ended March 31, 2005 is not meaningful. Until May 2005, our principal activities related to our organization, the conducting of our initial public offering, the pursuit of approvals from the Office of the Comptroller of the Currency for our application to charter the bank, the pursuit of approvals from the Federal Reserve to become a bank holding company, and the pursuit of approvals from the FDIC for our application for insurance of the deposits of the bank. We received approval from the FDIC, Federal Reserve, and the Office of the Comptroller of the Currency in May 2005 and commenced business on May 16, 2005. We completed our stock offering in May 2005, upon the issuance of 2,085,010 shares with net proceeds totaling $20,536,038. We capitalized the bank with $18 million of the proceeds from the stock offering.

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

Results of Operations

We incurred a net loss of $249,647, or $0.12 per share, for the three months ended March 31, 2006. We recognized $773,037 in interest income. The provision for loan loss was $130,000 for the quarter ended March 31, 2006. We anticipate the growth in loans in future quarters will drive the growth in assets and the growth in interest income. The primary source of funding for our loan portfolio is deposits that are acquired locally. The bank incurred interest expense on deposit accounts of $281,362 in the first quarter of 2006.

We incurred non-interest expenses of $685,029 during the three months ended March 31, 2006. Included in this expense is $448,960 of compensation and benefits. Compensation and benefits expense for the quarter ended March 31, 2006 includes approximately $77,000 related to the severance agreement for an officer who ceased to be employed by us on March 13, 2006 but was under an employment agreement. We incurred $72,739 of occupancy and equipment expenses, $38,703 of data processing expense, $26,301 of marketing expense, and $44,140 of professional fees. Included in the $44,140 of professional fees incurred is approximately $20,000 of legal and consulting fees related to the employment matter discussed above. We also incurred $12,344 of expenses related to supplies, $13,701 of insurance expense including regulatory assessments, and $28,141 of other expenses primarily related to credit expenses, postage and dues and memberships.

Assets and Liabilities

General

Total assets as of March 31, 2006 were $58.4 million representing an increase of $17.6 million or 43% compared to December 31, 2005 total assets of $40.8 million. The increase in assets is due to deposit growth of $22.5 million which was used to fund loan growth of $9.9 million, and repay short-term borrowings of $4.9 million. Our management closely monitors and seeks to maintain appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and demand.

At March 31, 2006, our total assets of $58.4 million consisted principally of $35.4 million in net loans, $11.0 million in investment securities, $8.2 million in federal funds sold, and $1.7 in property and equipment. Liabilities at March 31, 2006 totaled $39.6 million, consisting principally of $39.0 million in deposits. At March 31, 2006, shareholders’ equity was $18.8 million.

Loans

Since loans typically provide higher interest yields than other types of interest earning assets, we intend to invest a substantial percentage of our earning assets in our loan portfolio. At March 31, 2006, our loan portfolio consisted primarily of $22.9 million of commercial real estate loans, $6.6 of commercial business loans, and $6.4 million of consumer and home equity loans.

We will discontinue accrual of interest on a loan when we conclude it is doubtful that we will be able to collect interest from the borrower. We will reach this conclusion by taking into account factors such as the borrower’s financial condition, economic and business conditions, and the results of our previous collection efforts. Generally, we will place a delinquent loan in non-accrual status when the loan becomes 90 days or more past due. When we place a loan in non-accrual status, we will reverse all interest which has been accrued on the loan but remains unpaid and we will deduct this interest from earnings as a reduction of reported interest income. We will not accrue any additional interest on the loan balance until we conclude the collection of both principal and interest is reasonably certain. At March 31, 2006, there were no non-performing loans, and we had no loans that were 90 days or more past due or non-accruing.

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. The allowance for loan losses was $468,000, or 1.30% of gross loans as of March 31, 2006. For the quarter ended March 31, 2006, $130,000 was charged to the provision for loan loss and there were no charge-offs. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons. Due to our limited operating history, to date the provision for loan losses has been made primarily as a result of our assessment of general loan loss risk compared to banks of similar size and maturity. Due to our short operating history, the loans in our loan portfolio and our lending relationships are of very recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process known as seasoning. As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because our loan portfolio is new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition. Periodically, we will adjust the amount of the allowance based on changing circumstances. We will charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

Deposits

Our primary source of funds for loans and investments is our deposits. At March 31, 2006, we had $39.0 million in deposits which consisted primarily of $5.1 million in demand deposit accounts, $14.8 million in certificates of deposit, and $19.0 million of money market accounts. During the quarter ended March 31, 2006, we completed a deposit campaign in our local market to attract new customer relationships as well as increase our funding availability for expected loan growth. Total deposits increased $22.5 million during the quarter ended March 31, 2006, of which $9.9 million was used to fund loans and $4.9 million was used to pay down short-term borrowings. The remaining $7.7 million is invested in federal funds sold and is available for funding future loan growth.

Liquidity
Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of liabilities. We manage both assets and liabilities to achieve appropriate levels of liquidity. Cash and short-term investments are our primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. The investment portfolio is our principal source of secondary asset liquidity. However, the availability of this source of funds is influenced by market conditions. Individual and commercial deposits and borrowings are our primary source of funds for credit activities. We maintain a federal funds purchased line of credit with a correspondent bank totaling $5.0 million. We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made for leverage purposes, if so desired, in an amount up to 10% of the total assets of the bank. We believe our liquidity sources are adequate to meet our operating needs. The level of liquidity is measured by the cash and securities available for sale-to-total assets ratio, which was at 34.14% at March 31, 2006.

Impact of Off-Balance Sheet Instruments
Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2006, we had issued commitments to extend credit of $20.8 million through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Capital Resources
Total shareholders’ equity decreased from $19.0 million at December 31, 2005 to $18.8 million at March 31, 2006. The decrease is primarily a result of net loss for the quarter ended March 31, 2006 of $249,647.

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

The Federal Reserve guidelines contain an exemption from the capital requirements for “small bank holding companies.”  On March 31, 2006, the Federal Reserve changed the definition of a small bank holding company to bank holding companies with less than $500 million in total assets (an increase from $150 million under the prior rule).  However, bank holding companies will not qualify under the new definition if they (i) are engaged in significant nonbanking activities either directly or indirectly through a subsidiary, (ii) conduct significant off-balance sheet activities, including securitizations or managing or administering assets for third parties, or (iii) have a material amount of debt or equity securities (including trust preferred securities) outstanding that are registered with the SEC.  Although we have less than $500 million in assets, it is unclear at this point whether we otherwise meet the requirements for qualifying as a “small bank holding company.”  According to the Federal Reserve Board, the revision of the criterion to exclude any bank holding company that has outstanding a material amount of SEC-registered debt or equity securities reflects the fact that SEC registrants typically exhibit a degree of complexity of operations and access to multiple funding sources that warrants excluding them from the new policy statement and subjecting them to the capital guidelines.   In the adopting release for the new rule, the Federal Reserve Board stated that what constitutes a “material” amount of SEC-registered debt or equity for a particular bank holding company depends on the size, activities and condition of the relevant bank holding company.  In lieu of using fixed measurable parameters of materiality across all institutions, the rule provides the Federal Reserve with supervisory flexibility in determining, on a case-by-case basis, the significance or materiality of activities or securities outstanding such that a bank holding company should be excluded from the policy statement and subject to the capital guidelines. Prior to adoption of this new rule, our holding company was not subject to these capital guidelines, as it had less than $150 million in assets. Until the Federal Reserve provides further guidance on the new rules, it will be unclear whether our holding company will be subject to the exemption from the capital requirements for small bank holding companies. Regardless, our bank falls under these minimum capital requirements as set per bank regulatory agencies.

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

The bank is also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio. Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios 1% to 2% above the minimum. The bank exceeded its minimum regulatory capital ratios as of March 31, 2006, as well as the ratios to be considered “well capitalized.”

The following table summarizes the capital amounts and ratios of the bank and the regulatory minimum requirements at March 31, 2006.

(Dollars in thousands)

					Adequately
			Well Capitalized		Capitalized
	Actual		Requirement		Requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets	$16,841	36.84%	$4,571	10.0%	$3,657	8.0%
Tier 1 capital to risk weighted assets	$16,373	35.82%	$2,743	6.0%	$1,828	4.0%
Tier 1 capital to average assets	$16,373	32.73%	$2,500	5.0%	$2,001	4.0%

Item 3.   Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 15d-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2006. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: May 4, 2006	By: /s/ Lawrence R. Miller Lawrence R. Miller Chief Executive Officer

Date: May 4, 2006	By: /s/ Kimberly D. Barrs Kimberly D. Barrs Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number                        Description

31.1        Rule 15d-14(a) Certification of the Chief Executive Officer.

31.2        Rule 15d-14(a) Certification of the Chief Financial Officer.

32           Section 1350 Certifications.