Form 10QSB
period 2006-06-30
Independence Bancshares, Inc.
filed 2006-08-09
CIK 1311828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2006

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to _____________

Commission File Number 000-51907

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
                                                                                                                                 Yes          No  X

        State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,085,010 shares of common stock, par value $.01 per share, outstanding as of August 3, 2006.

        Transitional Small Business Disclosure Format (check one):    Yes          No  X

Independence Bancshares, Inc.

Part I – Financial Information

Item 1.   Financial Statements

Consolidated Balance Sheets
(unaudited)

	June 30, 2006	December 31, 2005
Assets
Cash and due from banks	$1,441,291	$368,893
Federal funds sold	312,000	749,000
Investment securities available for sale	10,753,293	11,202,221
Non-marketable equity securities	569,050	549,750
Loans, net	43,384,715	25,658,491
Accrued interest receivable	216,371	160,149
Property and equipment, net	1,660,574	1,739,918
Other assets	641,513	385,469

Total assets	$58,978,807	$40,813,891

Liabilities and Shareholders' Equity
Liabilities
Deposits
Non-interest bearing	$2,513,053	$2,188,057
Interest bearing	37,410,510	14,228,289

Total deposits	39,923,563	16,416,346

Securities sold under agreements to repurchase	241,248	5,284,300
Accrued interest payable	25,476	12,660
Accounts payable and accrued liabilities	136,497	62,037

Total liabilities	40,326,784	21,775,343

Commitments and contingencies

Shareholders’ Equity
Preferred stock, $.01 par value; 10,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $.01 par value; 10,000,000 shares
authorized; 2,085,010 shares issued and outstanding at June 30, 2006
and December 31, 2005	20,850	20,850
Additional paid-in capital	20,538,588	20,515,188
Accumulated other comprehensive loss	(180,176)	(108,450)
Retained deficit	(1,727,239)	(1,389,040)

Total shareholders’ equity	18,652,023	19,038,548

Total liabilities and shareholders' equity	$58,978,807	$40,813,891

The accompanying notes are an integral part of these financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Interest income
Loans	$797,537	$2,095	$1,395,894	$2,095
Investment securities	113,756	35,196	229,333	35,196
Federal funds sold & other	85,832	69,657	144,935	70,843

Total interest income	997,125	106,948	1,770,162	108,134

Interest expense
Deposits	393,162	11,944	674,524	11,944
Borrowings	3,910	15,302	25,346	36,095

Total interest expense	397,072	27,246	699,870	48,039

Net interest income	600,053	79,702	1,070,292	60,095

Provision for loan losses	103,000	13,000	233,000	13,000

Net interest income after provision
for loan losses	497,053	66,702	837,292	47,095

Non-interest income	12,920	2,086	25,063	8,086

Non-interest expenses
Compensation and benefits	$361,978	$273,125	$810,938	$455,358
Professional fees	38,269	9,956	82,409	14,841
Marketing	52,951	58,760	79,252	70,962
Insurance	12,654	6,321	26,355	6,527
Occupancy and equipment	76,289	42,984	149,028	47,177
Data processing and related costs	47,350	8,198	86,053	8,388
Telephone and supplies	10,438	22,724	22,782	24,682
Other	28,106	15,970	56,247	21,129

Total non-interest expenses	628,035	438,038	1,313,064	649,064

Loss before income tax benefit	(118,062)	(369,250)	(450,709)	(593,883)

Income tax benefit	29,510	-	112,510	-

Net loss	$(88,552)	$(369,250)	$(338,199)	$(593,883)

Loss per common share - basic and diluted	$(0.04)	$(0.18)	$(0.16)	$(0.28)

Weighted average common shares outstanding - basic and
diluted	2,085,010	2,085,010	2,085,010	2,085,010

The accompanying notes are an integral part of these financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Loss
For the Six Months Ended June 30, 2006 and 2005
(unaudited)

				Accumulated
				other
	Common Stock		Additional	comprehensive	Retained
	Shares	Amount	paid-in capital	loss	deficit	Total

December 31, 2004	10	$-	$100	$-	$(392,205)	$(392,105)
Redemption of stock from organizer	(10)	-	(100)	-	-	(100)
Proceeds from issuance of
common stock, net of offering
costs of $314,062	2,085,010	20,850	20,515,188	-	-	20,536,038
Net loss	-	-	-	-	(593,883)	(593,883)
Unrealized losses on investment
securities available for sale,
no tax effect	-	-	-	(21,009)	-	(21,009)

Total comprehensive loss	-	-	-	-	-	(614,892)

June 30, 2005	2,085,010	$20,850	$20,515,188	$(21,009)	$(986,088)	$19,528,941

December 31, 2005	2,085,010	$20,850	$20,515,188	$(108,450)	$(1,389,040)	$19,038,548
Grant of employee stock options	-	-	23,400	-	-	23,400
Net loss	-	-	-	-	(338,199)	(338,199)
Unrealized loss on investment
securities available for sale,
net of tax	-	-	-	(71,726)	-	(71,726)

Total comprehensive loss	-	-	-	-	-	(409,925)

June 30, 2006	2,085,010	$20,850	$20,538,588	$(180,176)	$(1,727,239)	$18,652,023

The accompanying notes are an integral part of these financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Cash Flows
For the Six Months Ended
(unaudited)

	June 30, 2006	June 30, 2005
Operating activities
Net loss	$(338,199)	$(593,883)
Adjustments to reconcile net loss to cash used in operating activities
Provision for loan losses	233,000	13,000
Depreciation	93,213	19,605
Accretion of securities discounts, net	(3,642)	(648)
Benefit for deferred income taxes	(112,510)	-
Compensation expense for employee stock options granted	23,400	-
Increase in other assets, net	(162,805)	(78,299)
Increase in other liabilities, net	87,276	15,653

Net cash used in operating activities	(180,267)	(624,572)

Investing activities
Origination of loans, net	(17,959,224)	(1,010,336)
Purchase of investment securities available for sale	-	(9,774,250)
Repayments of investment securities available for sale	343,893	39,701
Purchase of non-marketable equity securities, net	(19,300)	(450,000)
Purchase of property and equipment	(13,869)	(641,597)

Net cash used in investing activities	(17,648,500)	(11,836,482)

Financing activities
Increase in deposits, net	23,507,217	6,877,057
Decrease in short-term borrowings	(5,043,052)	-
Repayment of organizer contribution deposits	-	(240,000)
Repayment of note payable to bank	-	(1,155,506)
Repayment of line of credit	-	(260,851)
Proceeds from issuance of common stock, net	-	20,536,038
Redemption of stock from organizer	-	(100)

Net cash provided by financing activities	18,464,165	25,756,638

Net increase in cash and cash equivalents	635,398	13,295,584

Cash and cash equivalents at beginning of the period	1,117,893	56,356

Cash and cash equivalents at end of the period	$1,753,291	$13,351,940

Supplemental information:
Cash paid for
Interest	$687,054	$46,529

Schedule of non-cash transactions
Unrealized loss on securities, net of income taxes	$71,726	$21,009

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

Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for 2005 as filed with the Securities and Exchange Commission.

        Until the Bank opened for business on May 16, 2005, the Company was accounted for as a development stage enterprise as defined by Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises,” as the Company devoted substantially all of its efforts to establishing a new business.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        A summary of these policies is included in our annual report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2005.  For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for 2005 as filed with the Securities and Exchange Commission.  Accounting standards that have been issued or proposed by the Financial Accounting Standards Board that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Investment Securities

        Investment securities classified as “Available for Sale” are carried at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity (net of estimated tax effects). Realized gains or losses on the sale of investments are based on the specific identification method.

        At June 30, 2006, the investment portfolio included an unrealized loss of approximately $273,000. The Company believes, based on industry analyst reports and credit ratings that the deterioration in fair values of investment securities available for sale is attributed to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.

Loss Per Share

        Basic loss per share represents net loss divided by the weighted-average number of common shares outstanding during the period. Dilutive loss per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method. For the three month and six month periods ended June 30, 2006 and 2005, as a result of the Company’s net loss, all of the potential common shares were considered antidilutive.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Compensation Plans

        Upon completion of the offering, the Company agreed to issue warrants to the organizing directors and organizer for the purchase of one share of common stock at $10.00 per share for every one share purchased in the stock offering, up to a maximum of 25,000 warrants per director or organizer. The Company issued a total of 412,500 warrants. The warrants vested over a six month period from the date of issuance. In addition, the Company has adopted a stock option plan, and 41,950 options to purchase one share of common stock at $10.00 per share were granted as of July 26, 2005. The options vest over a three year period from the date of grant. No additional options were granted in 2005. During the quarter ended June 30, 2006, there were 9,000 stock options granted. No options were granted during the first quarter of 2006; however 12,000 stock options were forfeited and cancelled.

        On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Accounting for Stock-Based Compensation, to account for compensation costs under its stock option plan. The Company previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (as amended) (“APB 25”). Under the intrinsic value method prescribed by APB 25, no compensation costs were recognized for the Company’s stock options and warrants because the option and warrant exercise price in its plan equaled the market price on the date of grant. Prior to January 1, 2006, the Company only disclosed the pro forma effects on net income and earnings per share as if the fair value recognition provisions of SFAS 123(R) had been utilized.

        In adopting SFAS No. 123(R), the Company elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method. Under the modified prospective method, compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of grant. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net loss as reported	$(88,552)	$(369,250)	$(338,199)	$(593,883)
Add: Stock-based employee compensation expense included in
reported net loss, net of related tax effects	9,000	-	17,556	-
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards, net
of related tax effects	$(9,000)	$(415,939)	(17,556)	(415,939)

Pro forma net loss including stock-based compensation cost
based on fair-value method	$(88,552)	$(785,189)	$(338,199)	$(1,009,822)

Loss per share:
Basic and diluted-as reported	$(0.04)	$(0.18)	$(0.16)	$(0.28)

Basic and diluted-pro forma	$(0.04)	$(0.38)	$(0.16)	$(0.48)

        The weighted average fair value per share of options granted in 2006 amounted to $4.30.  The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants:  expected volatility of 28%, risk-free interest rate of 4.86% and expected lives of seven and a half years.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

DISCUSSION OF FORWARD-LOOKING STATEMENTS

This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

•	significant increases in competitive pressure in the banking and financial services industries;
•	changes in the interest rate environment which could reduce anticipated or actual margins;
•	changes in political conditions or the legislative or regulatory environment;
•	general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;
•	changes occurring in business conditions and inflation;
•	changes in technology;
•	changes in monetary and tax policies;
•	the level of allowance for loan losses;
•	the rate of delinquencies and amounts of charge-offs;
•	the rates of loan growth;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	loss of consumer confidence and economic disruptions resulting from terrorist activities;
•	changes in the securities markets; and
•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

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

Allowance for Loan Losses

We believe the allowance for loan losses is the critical accounting policy that requires the most significant judgment and estimates used in preparation of our consolidated financial statements. Some of the more critical judgments supporting the amount of our allowance for loan losses include judgments about the credit worthiness of borrowers, the estimated value of the underlying collateral, the assumptions about cash flow, determination of loss factors for estimating credit losses, the impact of current events and conditions, and other factors impacting the level of probable inherent losses. Under different conditions or using different assumptions, the actual amount of credit losses incurred by us may be different from management’s estimates provided in our consolidated financial statements. Refer to the portion of this discussion that addresses our allowance for loan losses for a more complete discussion of our processes and methodology for determining our allowance for loan losses.

Income Taxes

We use assumptions and estimates in determining income taxes payable or refundable for the current year, deferred income tax liabilities and assets for events recognized differently in our financial statements and income tax returns, and income tax benefit or expense. Determining these amounts requires analysis of certain transactions and interpretation of tax laws and regulations. Management exercises judgment in evaluating the amount and timing of recognition of resulting tax liabilities and assets. These judgments and estimates are reevaluated on a continual basis as regulatory and business factors change. No assurance can be given that either the tax returns submitted by us or the income tax reported on the financial statements will not be adjusted by either adverse rulings by the United States Tax Court, changes in the tax code, or assessments made by the Internal Revenue Service. We are subject to potential adverse adjustments, including, but not limited to, an increase in the statutory federal or state income tax rates, the permanent non-deductibility of amounts currently considered deductible either now or in future periods, and the dependency on the generation of future taxable income, including capital gains, in order to ultimately realize deferred income tax assets.

Overview

The following discussion describes our results of operations for the quarter and six months ended June 30, 2006 and also analyzes our financial condition as of June 30, 2006. Because our bank opened for business on May 16, 2005, a comparison of the six months ended June 30, 2006 to the six months ended June 30, 2005 is not meaningful. Until May 2005, our principal activities related to our organization, the conducting of our initial public offering, the pursuit of approvals from the Office of the Comptroller of the Currency for our application to charter the Bank, the pursuit of approvals from the Federal Reserve to become a bank holding company, and the pursuit of approvals from the FDIC for our application for insurance of the deposits of the Bank. We received approval from the FDIC, Federal Reserve, and the Office of the Comptroller of the Currency in May 2005 and commenced business on May 16, 2005. We completed our stock offering in May 2005, upon the issuance of 2,085,010 shares with net proceeds totaling $20,536,038. We capitalized the Bank with $18 million of the proceeds from the stock offering.

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

Results of Operations

We incurred a net loss of $88,552, or $0.04 per share, for the quarter ended June 30, 2006. Total loss for the six months ended June 30, 2006 was $338,199, or $0.16 per share. We recognized $1,770,162 in interest income for the six months ended June 30, 2006, of which $997,125 was earned during the quarter ended June 30, 2006. The provision for loan loss was $103,000 for the three months ended June 30, 2006, resulting in a total provision of $233,000 for the six months ended period. We anticipate the growth in loans in future quarters will drive the growth in assets and the growth in interest income. The primary source of funding for our loan portfolio is deposits that are acquired locally. We incurred interest expense on deposit accounts of $393,162 for the three months ended June 30, 2006 and $674,524 in the first half of 2006.

For the three months ended June 30, 2006, we incurred non-interest expenses of $628,035. Included in this expense is $361,978 related to compensation and benefits, $76,289 from occupancy and equipment expenses, $47,350 of data processing expense, $52,951 of marketing expense, and $38,269 of professional fees. We also incurred $10,438 of expenses related to supplies, $12,654 of insurance expense including regulatory assessments, and $28,106 of other expenses primarily related to credit expenses, postage, and dues and memberships.

For the six month period ended June 30, 2006, we incurred non-interest expenses of $1,313,064. Included in this expense is $810,938 of compensation and benefits. Compensation and benefits expense for the six months ended June 30, 2006 included approximately $77,000 related to severance benefits for a former officer who ceased to be employed by us on March 13, 2006. We incurred $149,028 of occupancy and equipment expenses, $86,053 of data processing expense, $79,252 of marketing expense, and $82,409 of professional fees. Included in professional fees expense is approximately $25,000 of legal and consulting fees related to the employment matter discussed above. We also incurred $22,782 of expenses related to supplies, $26,355 of insurance expense including regulatory assessments, and $56,247 of other expenses primarily related to credit expenses, postage, and dues and memberships.

Assets and Liabilities

General

Total assets as of June 30, 2006 were $59.0 million representing an increase of $18.2 million or 45% compared to December 31, 2005 total assets of $40.8 million. The increase in assets is due to deposit growth of $23.5 million which was used to fund loan growth of $18.0 million, and repay short-term borrowings of $5.0 million. Our management closely monitors and seeks to maintain appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and demand.

At June 30, 2006, our total assets consisted principally of $1.8 million in cash and cash equivalents, $43.4 million in net loans, $10.8 million in investment securities, $312,000 in federal funds sold, and $1.7 million in property and equipment. Liabilities at June 30, 2006 totaled $40.3 million, consisting principally of $39.9 million in deposits. At period-end, shareholders’ equity was $18.7 million.

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, we intend to invest a substantial percentage of our earning assets in our loan portfolio. At June 30, 2006, our loan portfolio consisted primarily of $24.6 million of commercial real estate loans, $8.3 million of commercial business loans, and $11.3 million of consumer and home equity loans.

We discontinue accrual of interest on a loan when we conclude it is doubtful that we will be able to collect interest from the borrower. We reach this conclusion by taking into account factors such as the borrower’s financial condition, economic and business conditions, and the results of our previous collection efforts. Generally, we place a delinquent loan in non-accrual status when the loan becomes 90 days or more past due. When we place a loan in non-accrual status, we reverse all interest which has been accrued on the loan but remains unpaid and deduct this interest from earnings as a reduction of reported interest income. We do not accrue any additional interest on the loan balance until we conclude the collection of both principal and interest is reasonably certain. At June 30, 2006, there were no non-performing loans, and we had no loans that were 90 days or more past due or non-accruing.

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. The allowance for loan losses was $571,000, or 1.30% of gross loans as of June 30, 2006. For the quarter ended June 30, 2006, $103,000 was charged to the provision for loan losses and for the six months ended June 30, 2006, provision for loan losses was $233,000. There have been no charge-offs as of June 30, 2006. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or types of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons. Due to our limited operating history, to date the provision for loan losses has been made primarily as a result of our assessment of general loan loss risk compared to banks of similar size and maturity. Due to our short operating history, the loans in our loan portfolio and our lending relationships are of very recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process known as seasoning. As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because our loan portfolio is new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition. Periodically, we will adjust the amount of the allowance based on changing circumstances. We will charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

Deposits

Our primary source of funds for loans and investments is our deposits. At June 30, 2006, we had $39.9 million in deposits which consisted primarily of $5.7 million in demand deposit accounts, $16.5 million in certificates of deposit, and $17.6 million of money market accounts. During the quarter ended March 31, 2006, we completed a deposit campaign in our local market to attract new customer relationships as well as increase our funding availability for expected loan growth. Total deposits increased $23.5 million from December 31, 2005, of which $17.7 million was used to fund loans and $5.0 million was used to pay down short-term borrowings. The remaining amount is invested in federal funds sold and is available for funding future loan growth.

Liquidity
Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of liabilities. We manage both assets and liabilities to achieve appropriate levels of liquidity. Cash and short-term investments are our primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. The investment portfolio is our principal source of secondary asset liquidity. However, the availability of this source of funds is influenced by market conditions. Individual and commercial deposits and borrowings are our primary source of funds for credit activities. We maintain a federal funds purchased line of credit with a correspondent bank totaling $5.0 million. We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made for leverage purposes, if so desired, in an amount up to 10% of the total assets of the Bank. We believe our liquidity sources are adequate to meet our operating needs. The level of liquidity is measured by the cash and securities available for sale-to-total assets ratio, which was at 21.21% at June 30, 2006.

Impact of Off-Balance Sheet Instruments
Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2006, we had issued commitments to extend credit of $18.9 million through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Capital Resources
Total shareholders’ equity decreased from $19.0 million at December 31, 2005 to $18.7 million at June 30, 2006. The decrease is primarily a result of net loss for the six months ended June 30, 2006 of $338,199.

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

The Federal Reserve guidelines contain an exemption from the capital requirements for “small bank holding companies.”  On March 31, 2006, the Federal Reserve changed the definition of a small bank holding company to bank holding companies with less than $500 million in total assets (an increase from $150 million under the prior rule).  However, bank holding companies will not qualify under the new definition if they (i) are engaged in significant non-banking activities either directly or indirectly through a subsidiary, (ii) conduct significant off-balance sheet activities, including securitizations or managing or administering assets for third parties, or (iii) have a material amount of debt or equity securities (including trust preferred securities) outstanding that are registered with the SEC.  Although we have less than $500 million in assets, it is unclear at this point whether we otherwise meet the requirements for qualifying as a “small bank holding company.”  According to the Federal Reserve Board, the revision of the criterion to exclude any bank holding company that has outstanding a material amount of SEC-registered debt or equity securities reflects the fact that SEC registrants typically exhibit a degree of complexity of operations and access to multiple funding sources that warrants excluding them from the new policy statement and subjecting them to the capital guidelines.  In the adopting release for the new rule, the Federal Reserve Board stated that what constitutes a “material” amount of SEC-registered debt or equity for a particular bank holding company depends on the size, activities and condition of the relevant bank holding company.  In lieu of using fixed measurable parameters of materiality across all institutions, the rule provides the Federal Reserve with supervisory flexibility in determining, on a case-by-case basis, the significance or materiality of activities or securities outstanding such that a bank holding company should be excluded from the policy statement and subject to the capital guidelines. Prior to adoption of this new rule, our holding company was not subject to these capital guidelines, as it had less than $150 million in assets. Until the Federal Reserve provides further guidance on the new rules, it will be unclear whether our holding company will be subject to the exemption from the capital requirements for small bank holding companies. Regardless, our bank falls under these minimum capital requirements as set per bank regulatory agencies.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum ratios of Tier 1 and total capital as a percentage of assets and off-balance-sheet exposures, adjusted for risk weights ranging from 0% to 100%. Tier 1 capital of the bank consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available-for-sale, less certain intangible assets. The Bank’s Tier 2 capital consists of the allowance for loan losses subject to certain limitations. Total capital for purposes of computing the capital ratios consists of the sum of Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 capital and 8% for total risk-based capital.

The Bank is also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio. Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios 1% to 2% above the minimum. The Bank exceeded its minimum regulatory capital ratios as of June 30, 2006, as well as the ratios to be considered “well capitalized.”

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at June 30, 2006.

(Dollars in thousands)

					Adequately
			Well Capitalized		Capitalized
	Actual		Requirement		Requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets	$16,844	33.01%	$ 5,103	10.0%	$ 4,082	8.0%
Tier 1 capital to risk weighted assets	$16,273	31.89%	$ 3,062	6.0%	$ 2,041	4.0%
Tier 1 capital to average assets	$16,273	27.32%	$ 2,979	5.0%	$ 2,383	4.0%

Item 3.   Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2006. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

        The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Part II – Other Information

Item 1.   Legal Proceedings

There are no material pending legal proceedings to which we are a party or of which any of our properties are the subject.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.   Default Upon Senior Securities

Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders

On May 16, 2006, Independence Bancshares, Inc. held its 2006 Annual Meeting of Shareholders. The results of the 2006 Annual Meeting of Shareholders follow:

Proposal #1 – Election of Directors

	Voting Shares in Favor		Withheld
	#	%	Authority
Robert M. Austell	1,534,325	100
John W. Burnett, Sr	1,533,775	100	550
Robert M. Carpenter	1,533,625	100	700
Billy J. Coleman	1,534,325	100
Jose De Ocampo	1,534,325	100
Robert E. Hamby, Jr	1,534,325	100
H. Neel Hipp, Jr	1,534,325	100
James D. King	1,534,325	100
William R. Mathis	1,534,325	100
Lawrence R. Miller	1,533,775	100	550
Sudhirkumar C. Patel	1,534,325	100
Hasmukh P. Rama	1,534,325	100
W. Ray Samuels	1,534,325	100
Charles D. Walters	1,534,325	100
Roger W. Walters	1,534,325	100
Vivian A. Wong	1,534,325	100

Proposal #2 – 2005 Stock Incentive Plan

The shareholders approved the Independence Bancshares, Inc. 2005 Stock Incentive Plan, as proposed, with 1,406,515 shares, or 91.7% voting in favor, 19,850 voting against, and 107,960 abstaining.

Proposal #3 – Ratification of Auditors

The shareholders approved the appointment of Elliott Davis LLC as our independent registered public accounting firm for fiscal year 2006 with 1,524,625 shares, or 99.4% voting in favor, 9,600 shares voting against, and 100 shares abstaining.

Item 5.   Other Information

Not applicable

Item 6.   Exhibits

31.1        Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2        Rule 13a-14(a) Certification of the Chief Financial Officer.

32           Section 1350 Certifications.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2006	By: /s/ Lawrence R. Miller Lawrence R. Miller Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2006	By: /s/ Kimberly D. Barrs Kimberly D. Barrs Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit
Number                     Description

31.1        Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2        Rule 13a-14(a) Certification of the Chief Financial Officer.

32            Section 1350 Certifications.