Form 10QSB
period 2006-09-30
Independence Bancshares, Inc.
filed 2006-11-03
CIK 1311828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2006

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
                                                                                                                                 Yes          No  X

        State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,085,010 shares of common stock, par value $.01 per share, outstanding as of November 1, 2006.

        Transitional Small Business Disclosure Format (check one):    Yes          No  X

Independence Bancshares, Inc.

Part I – Financial Information

Item 1.   Financial Statements

Consolidated Balance Sheets
(unaudited)

	September 30, 2006	December 31, 2005
Assets
Cash and due from banks	$64,122	$368,893
Federal funds sold	-	749,000
Investment securities available for sale	10,692,690	11,202,221
Non-marketable equity securities	564,500	549,750
Loans, net	53,763,039	25,658,491
Accrued interest receivable	340,131	160,149
Property and equipment, net	1,655,206	1,739,918
Other assets	708,549	385,469

Total assets	$67,788,237	40,813,891

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Non-interest bearing	$1,886,602	$2,188,057
Interest bearing	42,171,286	14,228,289

Total deposits	44,057,888	16,416,346

Borrowings	5,162,475	5,284,300
Accrued interest payable	54,261	12,660
Accounts payable and accrued liabilities	107,323	62,037

Total liabilities	49,381,947	21,775,343

Commitments and contingencies

Shareholders’ Equity
Preferred stock, $.01 par value; 10,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $.01 par value; 10,000,000 shares
authorized; 2,085,010 shares issued and outstanding at September 30,
2006 and December 31, 2005	20,850	20,850
Additional paid-in capital	20,551,338	20,515,188
Accumulated other comprehensive loss	(114,340)	(108,450)
Retained deficit	(2,051,558)	(1,389,040)

Total shareholders' equity	18,406,290	19,038,548

Total liabilities and shareholders' equity	$67,788,237	$40,813,891

The accompanying notes are an integral part of these financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Interest income
Loans	$1,020,215	$85,599	$2,416,109	$88,026
Investment securities	111,682	107,200	341,015	142,396
Federal funds sold & other	10,246	90,778	155,181	161,621

Total interest income	1,142,143	283,577	2,912,305	392,043

Interest expense
Deposits	426,392	47,250	1,100,916	59,194
Borrowings	27,824	-	53,170	36,095

Total interest expense	454,216	47,250	1,154,086	95,289

Net interest income	687,927	236,327	1,758,219	296,754

Provision for loan losses	522,750	159,000	755,750	172,000

Net interest income after provision	165,177	77,327	1,002,469	124,754

Non-interest income	11,849	6,059	36,912	13,813

Non-interest expenses
Compensation and benefits	$327,665	$279,673	$1,138,603	$735,031
Professional fees	30,051	26,690	112,460	41,531
Marketing	76,797	28,861	156,049	99,823
Insurance	14,136	12,050	40,491	18,577
Occupancy and equipment	75,824	77,330	224,852	124,507
Data processing and related costs	49,834	22,145	135,887	30,533
Telephone and supplies	9,235	13,592	32,017	38,274
Other	30,973	25,079	87,220	46,208

Total non-interest expenses	614,515	485,420	1,927,579	1,134,484

Loss before income tax benefit	(437,489)	(402,034)	(888,198)	(995,917)
Income tax benefit	113,170	-	225,680	-

Net loss	$(324,319)	$(402,034)	$(662,518)	$(995,917)

Loss per common share - basic and diluted	$(0.16)	$(0.19)	$(0.32)	$(0.48)

Weighted average common shares outstanding - basic
and diluted	2,085,010	2,085,010	2,085,010	2,085,010

The accompanying notes are an integral part of these financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Loss
For the Nine Months Ended September 30, 2006 and 2005
(unaudited)

				Accumulated
				other
	Common Stock		Additional	comprehensive	Retained
	Shares	Amount	paid-in capital	loss	deficit	Total

December 31, 2004	10	$-	$100	$-	$(392,205)	$(392,105)
Redemption of stock from organizer	(10)	-	(100)	-	-	(100)
Proceeds from issuance of common
stock, net of offering costs of
$314,062	2,085,010	20,850	20,515,188	-	-	20,536,038
Net loss	-	-	-	-	(995,917)	(995,917)
Unrealized losses on investment
securities available for sale,
no tax effect	-	-	-	(46,762)	-	(46,762)

Total comprehensive loss	-	-	-	-	-	(1,042,679)

September 30, 2005	2,085,010	$20,850	$20,515,188	(46,762)	$(1,388,122)	$19,101,154

December 31, 2005	2,085,010	$20,850	$20,515,188	$(108,450)	$(1,389,040)	$19,038,548
Compensation expense related to
stock options granted	-	-	36,150	-	-	36,150
Net loss	-	-	-	-	(662,518)	(662,518)
Unrealized loss on investment
securities available for sale,
net of tax	-	-	-	(5,890)	-	(5,890)

Total comprehensive loss	-	-	-	-	-	(668,408)

September 30, 2006	2,085,010	$20,850	$20,551,338	(114,340)	$(2,051,558)	$18,406,290

The accompanying notes are an integral part of these financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Cash Flows
For the Nine Months Ended
(unaudited)

	September 30,	September 30,
	2006	2005
Operating activities
Net loss	$(662,518)	$(995,917)
Adjustments to reconcile net loss to cash used in operating activities
Provision for loan losses	755,750	172,000
Depreciation	142,559	64,912
Accretion of investment securities discounts, net	(5,512)	(1,567)
Benefit for deferred income taxes	(225,680)	-
Compensation expense related to stock options granted	36,150	-
Increase in other assets, net	(274,347)	(154,759)
Increase (decrease) in other liabilities, net	86,887	(1,994)

Net cash used in operating activities	(146,711)	(917,325)

Investing activities
Origination of loans, net	(28,860,298)	(13,172,868)
Purchase of investment securities available for sale	-	(11,771,314)
Repayments of investment securities available for sale	506,118	225,394
Purchase of non-marketable equity securities, net	(14,750)	(562,600)
Purchase of property and equipment	(57,847)	(668,605)

Net cash used in investing activities	(28,426,777)	(25,949,993)

Financing activities
Increase in deposits, net	27,641,542	9,904,441
Decrease in short-term borrowings	(121,825)	-
Repayment of organizer contribution deposits	-	(240,000)
Repayment of note payable to bank		(1,155,506)
Repayment of line of credit	-	(260,851)
Proceeds from issuance of common stock, net	-	20,536,038
Redemption of stock from organizer	-	(100)

Net cash provided by financing activities	27,519,717	28,784,022

Net (decrease) increase in cash and cash equivalents	(1,053,771)	1,916,704

Cash and cash equivalents at beginning of the period	1,117,893	56,356

Cash and cash equivalents at end of the period	$64,122	$1,973,060

Supplemental information:
Cash paid for
Interest	$1,112,485	$93,270

Schedule of non-cash transactions
Increase in unrealized loss on securities, net of income taxes	$(5,890)	$(46,762)

The accompanying notes are an integral part of these financial statements.

Notes to Unaudited Consolidated Financial Statements

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

        Independence Bancshares, Inc. (the “Company”) is a South Carolina corporation organized to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956 and the South Carolina Bank Holding Company Act, and to own and control all of the capital stock of Independence National Bank (the “Bank”). The Bank is a national association organized under the laws of the United States to conduct general banking business in Greenville, South Carolina. Since our inception in May 2004 and before the Bank’s opening for business on May 16, 2005, we engaged in organizational and pre-opening activities necessary to obtain regulatory approvals and to prepare our subsidiary, Independence National Bank, to commence business as a financial institution.

Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for 2005 as filed with the Securities and Exchange Commission.

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

Loss Per Share

        Basic loss per share represents net loss divided by the weighted-average number of common shares outstanding during the period. Dilutive loss per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method. For the three month and nine month periods ended September 30, 2006 and 2005, as a result of the Company’s net loss, all of the potential common shares were considered anti-dilutive.

Stock Compensation Plans

        Upon completion of the offering, the Company agreed to issue warrants to the organizing directors and organizers for the purchase of one share of common stock at $10.00 per share for every one share purchased in the stock offering, up to a maximum of 25,000 warrants per director or organizer. The Company issued a total of 412,500 warrants. The warrants vested over a six month period from the date of issuance. In addition, the Company adopted a stock option plan, and 41,950 options were granted as of July 26, 2005. The options vest over a three year period from the date of grant or the anniversary of the Bank’s opening for certain officers. No additional options were granted in 2005.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

        During 2006, 17,000 additional stock options were granted. Of the total granted, 8,000 options were granted in the quarter ended September 30, 2006, and 9,000 options were granted in the quarter ended June 30, 2006. No options were granted during the first quarter of 2006. In addition to these grants, 14,350 stock options were forfeited and cancelled during the nine month period ended September 30, 2006.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net loss as reported	$(324,319)	$(402,034)	$(662,518)	$(995,917)
Add: Stock-based employee compensation expense included
in reported net loss	12,750	-	36,150	-
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards	(12,750)	(841,457)	$(36,150)	(1,257,396)

Pro forma net loss including stock-based compensation cost
based on fair-value method	$(324,319)	$(1,243,491)	$(662,518)	$(2,253,313)

Loss per share:
Basic and diluted--as reported	$(0.16)	$(0.19)	$(0.32)	$(0.48)

Basic and diluted--pro forma	$(0.16)	$(0.60)	$(0.32)	$(1.08)

        The weighted average fair value per share of options granted in 2006 amounted to $4.33.  The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used:  expected volatility of 28%, risk-free interest rate of 4.97% and an expected life of seven and a half years.

        The weighted average fair value per share of options granted in 2005 amounted to $4.11.  The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants:  expected volatility of 28%, risk-free interest rate of 4.15% and an expected life of seven and a half years.

        The weighted average fair value per share of warrants granted on May 16, 2005 amounted to $4.03.  The fair value of the warrant grant was estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used: expected volatility of 28%, risk-free interest rate of 3.87% and an expected life of seven and a half years.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Statement of Cash Flows

        For purposes of reporting cash flows, cash equivalents include amounts due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

Reclassifications

        Certain amounts, previously reported, have been reclassified to state all periods on a comparable basis. Reclassifications had no effect on shareholders’ equity or net loss.

NOTE 3 – INVESTMENT SECURITIES

        Investment securities classified as “Available for Sale” are carried at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity (net of estimated tax effects). Realized gains or losses on the sale of investments are based on the specific identification method.

        At September 30, 2006, the investment portfolio included an unrealized loss of approximately $173,000. The Company believes, based on industry analyst reports and credit ratings, that the deterioration in fair values of investment securities available for sale is attributed to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.

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

DISCUSSION OF FORWARD-LOOKING STATEMENTS

This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

•	significant increases in competitive pressure in the banking and financial services industries;
•	changes in the interest rate environment which could reduce anticipated or actual margins;
•	changes in political conditions or the legislative or regulatory environment;
•	general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;
•	changes occurring in business conditions and inflation;
•	changes in technology;
•	changes in monetary and tax policies;
•	the level of allowance for loan losses;
•	the rate of delinquencies and amount of charge-offs;
•	the rate of loan growth;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	loss of consumer confidence and economic disruptions resulting from terrorist activities;

•	changes in the securities markets; and
•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

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

Overview

The following discussion describes our results of operations for the quarters ended September 30, 2006 and 2005, the nine months ended September 30, 2006, and also analyzes our financial condition as of September 30, 2006.

Like most community banks, we derive the majority of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

There are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings. In the following section we have included a detailed discussion of this process.

In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers. We describe the various components of this non-interest income, as well as our non-interest expenses, in the following discussion.

Results of Operations

Three months ended September 30, 2006 and 2005

We incurred a net loss of $324,319, or $0.16 per share, for the quarter ended September 30, 2006 compared to a net loss of $402,034 or $0.19 per share for the quarter ended September 30, 2005, a decrease in loss of $77,715 or 19%. For the quarter ended September 30, 2006, we recognized $1.1 million in interest income and $454,216 in interest expense, resulting in net interest income of $687,927, an increase of $451,600, or 191%, over the same period in 2005. This increase in net interest income is a result of our current year growth in average earning assets, which increased to $60.2 million for the three months ended September 30, 2006 from $25.8 million for the three months ended September 30, 2005, an increase of $34.4 million, or 134%.

Provision for loan losses was $522,750 for the three months ended September 30, 2006, an increase of $363,750, or 229%, compared to the quarter ended September 30, 2005. This increase in provision expense is due to additional provision that was recorded related to a loan relationship that was determined to be impaired during the three months ended September 30, 2006. See additional information related to this impairment under the ‘Provision and Allowance for Loan Losses’ section below.

For the three months ended September 30, 2006, non-interest income was $11,849, an increase of $5,790, or 96%, compared to $6,059 for the three months ended September 30, 2005. Non-interest income for the three months ended September 30, 2006 was derived from service charges on deposits, customer service fees, and rental income. The increase in non-interest income compared to third quarter 2005 is due to the increase in our customer base between periods.

During the current quarter, we incurred non-interest expenses of $614,515, compared to non-interest expenses of $485,420 for the quarter ended September 30, 2005, an increase of $129,095, or 27%. This change within non-interest expenses for the three month periods ended September 30, 2006 and 2005 primarily resulted from an increase in compensation and benefits of approximately $48,000 (due to the addition of employees in the current year, and the adoption of FAS 123R), an increase in marketing expense of approximately $48,000 (due to an emphasis on branding and advertising in the current year) and an increase in data processing and related costs of approximately $28,000 (due to the increase in our customer base in the current year). Other non-interest expense for the three months ended September 30, 2006 related to costs associated with postage, outside service charges, and miscellaneous credit expenses.

Nine months ended September 30, 2006

Because our bank opened for business on May 16, 2005, a comparison of the nine months ended September 30, 2006 to the nine months ended September 30, 2005 is not meaningful. Until May 2005, our principal activities related to our organization, the conducting of our initial public offering, the pursuit of approvals from the Office of the Comptroller of the Currency for our application to charter the Bank, the pursuit of approvals from the Federal Reserve to become a bank holding company, and the pursuit of approvals from the FDIC for our application for insurance of the deposits of the Bank. We received approval from the FDIC, Federal Reserve, and the Office of the Comptroller of the Currency in May 2005 and commenced business on May 16, 2005. We completed our stock offering in May 2005, upon the issuance of 2,085,010 shares with net proceeds totaling $20,536,038. We capitalized the Bank with $18 million of the proceeds from the stock offering. Total loss incurred in 2005 prior to the opening of the Bank in May was $401,606.

Total loss for the nine months ended September 30, 2006 was $662,518, or $0.32 per share. We recognized $2,912,305 in interest income and $1,154,086 in interest expense during the current year, resulting in net interest income of $1,758,219 for the nine months ended September 30, 2006. Provision for loan losses was $755,750 for the nine months ended period.

Through September 30, 2006, we earned non-interest income of $36,912 and incurred non-interest expenses of $1,927,579. Included in non-interest expenses is $1,138,603 of compensation and benefits, which included approximately $55,000 related to severance benefits for a former officer who ceased to be employed by us on March 13, 2006. We incurred $112,460 of professional fees expense, $156,049 of marketing expense, $224,852 of occupancy and equipment expense, and $135,887 of data processing expense. Included in professional fees expense is approximately $25,000 of legal and consulting fees related to the employment matter discussed above. We also incurred $40,491 of insurance expense including regulatory assessments, $32,017 of expenses related to telephone and supplies, and $87,220 of other expenses primarily related to postage, outside service charges, and miscellaneous credit expenses.

Assets and Liabilities

General

Total assets as of September 30, 2006 were $67.8 million, representing an increase of $27.0 million or 66% compared to December 31, 2005. The increase in assets is due to net loan growth of $28.1 million, which was funded by deposit growth of $27.6 million. Our management closely monitors and seeks to maintain appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and demand.

At September 30, 2006, our total assets consisted principally of $10.7 million in investment securities, $53.8 million in net loans, and $1.7 million in property and equipment. Liabilities at September 30, 2006 totaled $49.4 million, consisting principally of $44.1 million in deposits and $5.2 million in borrowings. At period-end, shareholders’ equity was $18.4 million.

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, we intend to invest a substantial percentage of our earning assets in our loan portfolio. At September 30, 2006, our loan portfolio consisted primarily of $34.0 million of commercial real estate loans, $9.0 million of commercial business loans, and $12.1 million of consumer and home equity loans.

We discontinue accrual of interest on a loan when we conclude it is doubtful that we will be able to collect interest from the borrower. We reach this conclusion by taking into account factors such as the borrower’s financial condition, economic and business conditions, and the results of our previous collection efforts. Generally, we place a delinquent loan in non-accrual status when the loan becomes 90 days or more past due. When we place a loan in non-accrual status, we reverse all interest which has been accrued on the loan but remains unpaid and deduct this interest from earnings as a reduction of reported interest income. We do not accrue any additional interest on the loan balance until we conclude the collection of both principal and interest is reasonably certain. At September 30, 2006, we had approximately $589,000 in non-accrual loans. This balance represents 1.07% of gross loans at quarter-end. There were no non-accrual loans outstanding as of December 31, 2005.

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. As of September 30, 2006, the allowance for loan losses was $1.1 million, or 1.99% of gross loans, up from $338,000, or 1.30% of gross loans as of December 31, 2005. For the quarter ended September 30, 2006, provision for loan losses was $522,750, an increase of $364,000, or 229%, over the three months ended September 30, 2005. Total provision for loan losses for the nine months ended September 30, 2006 was $755,750.

The increase in the allowance for loan losses as a percentage of gross loans is due to a specific loan reserve that was recorded in the current quarter. On September 6, 2006, we determined it necessary to record an additional provision for loan losses of $398,900 as an impairment charge based on recent developments concerning an existing credit relationship. The provision relates to one borrowing relationship with an aggregate principal balance of approximately $895,000 which became impaired. We were informed by the borrower that it will be unable to meet the repayment terms of the loans due to severe deterioration in the financial condition of its business causing the borrower to cease operation. Prior to this event, these loans had performed in accordance with repayment terms, and financial information had been provided in accordance with loan covenants indicating no material adverse change in the financial condition of the borrower. We are continuing to evaluate the financial condition of the borrower and the value of the collateral. There have been no charge-offs as of September 30, 2006, however we expect this relationship to be completely charged-off within the next six months.

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

Deposits

Our primary source of funds for loans and investments is our deposits. At September 30, 2006, we had $44.1 million in deposits which consisted primarily of $1.8 million in demand deposit accounts, $16.2 million in money market accounts and $23.0 million in certificates of deposit. During the nine months ended September 30, 2006, we have completed several deposit campaigns in our local market to attract new customer relationships as well as increase our funding availability for expected loan growth. Total deposits increased $27.6 million from December 31, 2005. These funds were used to fund loan growth.

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of liabilities. We manage both assets and liabilities to achieve appropriate levels of liquidity. Cash and short-term investments are our primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. The investment portfolio is our principal source of secondary asset liquidity. However, the availability of this source of funds is influenced by market conditions and pledging agreements. Individual and commercial deposits and borrowings are our primary source of funds for credit activities. We maintain a federal funds purchased line of credit with a correspondent bank totaling $5.0 million. We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made for leverage purposes, if so desired, in an amount up to 10% of the total assets of the Bank. We believe our liquidity sources are adequate to meet our operating needs. The level of liquidity is measured by the cash, cash equivalents, and investment securities available for sale-to-total assets ratio, which was at 15.87% at September 30, 2006.

Impact of Off-Balance Sheet Instruments

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2006, we had issued commitments to extend credit of $22.6 million through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Capital Resources

Total shareholders’ equity decreased from $19.0 million at December 31, 2005 to $18.4 million at September 30, 2006. The decrease is primarily a result of net loss for the nine months ended September 30, 2006 of $662,518.

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

The Bank is also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio. Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios 1% to 2% above the minimum. The Bank exceeded its minimum regulatory capital ratios as of September 30, 2006, as well as the ratios to be considered “well capitalized.”

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at September 30, 2006.

(Dollars in thousands)

			Well Capitalized		Adquately Capitalized
	Actual		Requirement		Requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets	$16,719	27.24%	$6,138	10.0%	$4,911	8.0%
Tier 1 capital to risk weighted assets	$15,948	25.98%	$3,683	6.0%	$2,455	4.0%
Tier 1 capital to average assets	$15,948	25.44%	$3,134	5.0%	$2,507	4.0%

Item 3.   Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2006. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Not applicable

Item 3.   Default Upon Senior Securities

Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.   Other Information

Not applicable

Item 6.   Exhibits

31.1        Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2        Rule 13a-14(a) Certification of the Principal Financial Officer.

32           Section 1350 Certifications.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 3, 2006	By: /s/ Lawrence R. Miller Lawrence R. Miller Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2006	By: /s/ Kimberly D. Barrs Kimberly D. Barrs Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number             Description

31.1        Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2        Rule 13a-14(a) Certification of the Principal Financial Officer.

32           Section 1350 Certifications.