Form 10KSB
period 2006-12-31
Independence Bancshares, Inc.
filed 2007-03-21
CIK 1311828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)
X	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006
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

Securities registered pursuant to Section 12(b) of the Act:   None
Securities registered pursuant to Section 12(g) of the Act: Common Stock

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                         Yes      No

        State issuer’s revenues for its most recent fiscal year. $4,295,537

        The estimated aggregate market value of the Common Stock held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers) of the Company on March 15, 2007 was $13,494,600. This calculation is based upon an estimate of the fair market value of the Common Stock of $10.00 per share, which was the price in our initial public offering and the last trade of which management is aware prior to this date.

         The number of shares outstanding of the issuer’s common stock, as of March 15, 2007 was 2,085,010.

DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for the Annual Meeting of Shareholders Part III (Items 9-12, 14) to be held on May 15, 2007

Transitional Small Business Disclosure Format.    (Check one):   Yes      No

PART I

Item 1. Business.

        This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to those described below under “Risk Factors” and the following:

•	significant increases in competitive pressure in the banking and financial services industries;
•	changes in the interest rate environment which could reduce anticipated or actual margins;
•	changes in political conditions or the legislative or regulatory environment;
•	general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected, resulting in, among other things, a deterioration in credit quality;
•	changes occurring in business conditions and inflation;
•	changes in technology;
•	changes in monetary and tax policies;
•	the level of allowance for loan loss;
•	the rate of delinquencies and amounts of charge-offs;
•	the rates of loan growth;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	loss of consumer confidence and economic disruptions resulting from terrorist activities;
•	changes in the securities markets; and
•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

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

Marketing Focus

        Our primary focus and target market is to fulfill the financial needs of the small business owners, the legal community, the medical community, insurance agencies, and real estate developers, including clients involved in residential construction, acquisition/development, and clients owning and developing income producing properties primarily in the City of Greenville and the broader Greenville metropolitan area. We intend to use our “closeness” to the market via local ownership, quick response time, pricing discretion, person to person relationships and an experienced, well known senior management team in leveraging our market share in the greater Greenville area while looking for ways to differentiate the Bank from our competition.

Banking Services

         The Bank is primarily engaged in the business of accepting demand and time deposits and providing commercial, consumer and mortgage loans to the general public. Deposits of the Bank are insured up to $100,000 by the Federal Deposit Insurance Corporation (“FDIC”).  Other services which the Bank offers include online banking, commercial cash management, remote deposit capture, safe deposit boxes, bank official checks, traveler’s checks, and wire transfer capabilities.

Location and Service Area

        Our primary market is Greenville County, which is located in the upstate region of South Carolina. The Greenville metropolitan area, positioned on the I-85 corridor, is home to one of the nation’s largest concentrations of international investment. We believe, with such significant investment and growth potential, the area’s demographics have changed considerably over the past 10 years. The Cities of Fountain Inn, Greenville, Greer, Mauldin, Simpsonville, and Travelers Rest make up Greenville County. According to the 2000 United States Census, while the population in the City of Greenville has remained stable between 56,000 and 58,000 residents for several decades, the most dramatic numerical growth has occurred in Greer, Mauldin and Simpsonville, where dozens of new single — family developments and apartment communities have been constructed since 1980.

        Greenville County, South Carolina’s largest county, has experienced a significant population growth over the past decade. With an average yearly growth rate of more than 1.9% over the past decade, Greenville County’s 2005 population is estimated to stand at 395,760, according to United States Census Bureau. By 2010, growth is expected to reach 420,910, and 472,480 by 2020. Greenville is one of the 10 counties that comprise the Upstate region, with a population of more than 1.2 million people. The five-county Metropolitan Statistical Area was the nation’s 52nd largest metropolitan area in 1999.

        Our main office is located in Greenville, one block off a major artery, and provides excellent visibility for the Bank. Our anticipated expansion plans include opening a permanent main office strategically located in Greenville and an additional full service branch within the first five years of operation. This branch office will extend the market reach of our Bank, and it will increase our personal service delivery capabilities to all of our customers. We plan to take advantage of existing contacts and relationships with individuals and companies in this area to more effectively market the services of the Bank.

Lending Activities

         General. We emphasize a range of lending services, including real estate, commercial, and equity-line consumer loans to individuals and small- to medium-sized businesses and professional firms that are located in or conduct a substantial portion of their business in our market area. The well established banks in our service area make proportionately more loans to medium- to large-sized businesses than we do. Our small- to medium-sized borrowers may be less able to withstand competitive, economic, and financial conditions than larger borrowers. Our underwriting standards vary for each type of loan, as described below. We compete for these loans with competitors who are well established in our service area and have greater resources and lending limits. As a result, we may have to charge lower interest rates to attract borrowers.

        Loan Approval. Certain credit risks are inherent in making loans. These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers. We attempt to mitigate repayment risks by adhering to internal credit policies and procedures. These policies and procedures include officer and client lending limits, a multi-layered approval process for larger loans, documentation examination, and follow-up procedures for exceptions to credit policies. Our loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds an individual officer’s lending authority, the loan request will be considered by an officer with a higher lending limit, executive officers combining authority or the directors’ loan committee. We do not make any loans to any director or executive officer of the Bank unless the loan is approved by the board of directors of the Bank and is on terms not more favorable than would be available to a person not affiliated with the Bank.

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

        Real Estate Mortgage Loans. The principal component of our loan portfolio is loans secured by real estate mortgages. We obtain a security interest in real estate whenever possible, in addition to any other available collateral, in order to increase the likelihood of the ultimate repayment of the loan. At December 31, 2006, loans secured by first or second mortgages on real estate made up approximately 83% of our loan portfolio.

        These loans will generally fall into one of four categories: commercial real estate loans, construction and development loans, residential real estate loans, or home equity loans. Most of our real estate loans are secured by residential or commercial property. Interest rates for all categories may be fixed or adjustable, and will more likely be fixed for shorter-term loans. We generally charge an origination fee for each loan. Other loan fees consist primarily of late charge fees. Real estate loans are subject to the same general risks as other loans and are particularly sensitive to fluctuations in the value of real estate. Fluctuations in the value of real estate, as well as other factors arising after a loan has been made, could negatively affect a borrower’s cash flow, credit-worthiness, and ability to repay the loan.

•	Commercial Real Estate Loans. Commercial real estate loans generally have terms of five years or less, although payments may be structured on a longer amortization basis. We evaluate each borrower on an individual basis and attempt to determine its business risks and credit profile. We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 85%. We generally require that debtor cash flow exceed 115% of monthly debt service obligations. We typically review all of the personal financial statements of the principal owners and require their personal guarantees. These reviews generally reveal secondary sources of payment and liquidity to support a loan request.

•	Construction and Development Real Estate Loans. We offer adjustable and fixed rate residential and commercial construction loans to builders and developers and to consumers who wish to build their own home. The term of construction and development loans generally is limited to eighteen months, although payments may be structured on a longer amortization basis. Most loans will mature and require payment in full upon the sale of the property. We believe that construction and development loans generally carry a higher degree of risk than long term financing of existing properties. Repayment depends on the ultimate completion of the project and usually on the sale of the property. Specific risks include:

•	cost overruns;
•	mismanaged construction;
•	inferior or improper construction techniques;
•	economic changes or downturns during construction;
•	a downturn in the real estate market;
•	rising interest rates which may prevent sale of the property; and
•	failure to sell completed projects in a timely manner.

We attempt to reduce risk by obtaining personal guarantees where possible, and by keeping the loan-to-value ratio of the completed project below specified percentages. We also may reduce risk by selling participations in larger loans to other institutions when possible.

•	Residential Real Estate Loans and Home Equity Loans. We do not generally originate traditional long term residential mortgages, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit. Generally, we limit the loan-to-value ratio on our residential real estate loans to 80%. We offer fixed and adjustable rate residential real estate loans with terms of up to 30 years. We typically offer these fixed rate loans through a third party rather than originating and retaining these loans ourselves. We typically originate and retain residential real estate loans only if they have adjustable rates. We also offer home equity lines of credit. Our underwriting criteria and the risks associated with home equity loans and lines of credit are generally the same as those for first mortgage loans. Home equity lines of credit typically have terms of fifteen years or less. We generally limit the extension of credit to 90% of the available equity of each property, although we may extend up to 100% of the available equity.

        Commercial Business Loans. We make loans for commercial purposes in various lines of businesses. Commercial loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or if they are secured, the value of the security may be difficult to assess and more likely to decrease than real estate.

        Equipment loans typically will be made for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term and secured by the financed equipment. Generally, we limit the loan-to-value ratio on these loans to 80% or less. Working capital loans typically have terms not exceeding one year and usually are secured by accounts receivable, inventory, or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal will typically be repaid as the assets securing the loan are converted into cash, and in other cases principal will typically be due at maturity. Trade letters of credit, standby letters of credit, and foreign exchange will generally be handled through a correspondent bank as agent for the bank.

        We offer small business loans utilizing government enhancements such as the Small Business Administration’s (“SBA”) 7(a) program and SBA’s 504 programs. These loans typically are partially guaranteed by the government, which may help to reduce the Bank’s risk. Government guarantees of SBA loans will not exceed 80% of the loan value and will generally be less.

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

Deposit Services

        Our principal source of funds is core deposits. We offer a full range of deposit services, including checking accounts, commercial accounts, NOW accounts, savings accounts, and time deposits of various types, ranging from daily money market accounts to long-term certificates of deposit. We solicit these accounts from individuals, businesses, associations, organizations and governmental authorities. During the fourth quarter of 2006, we also began obtaining deposits outside of our local market area in the form of brokered time deposits. Due to the interest rate environment in our market, as well as strong competition from other banking and financial services companies in gathering deposits, brokered time deposits allow us to obtain funding at a lower interest rate in order to support loan growth. We plan to continue the use of brokered time deposits, while maintaining an effort to gather deposits in our local market. Deposit rates are reviewed regularly by senior management of the Bank. We believe that the rates we offer are competitive with those offered by other financial institutions in our area.

Other Banking Services

        We offer other bank services including cashier’s checks, banking by mail, direct deposit of payroll and social security checks, remote deposit capture, United States Savings Bonds, and travelers checks. We are associated with the Plus and Star ATM networks, which are available to our clients throughout the country. We offer merchant banking and credit card services through a correspondent bank. We also offer internet banking services, bill payment services, and cash management services. We do not expect to exercise trust powers during our next few years of operation.

Competition

        The Greenville market is highly competitive, with all of the largest banks in the state, as well as super regional banks, represented. The competition among the various financial institutions is based upon a variety of factors, including interest rates offered on deposit accounts, interest rates charged on loans, credit and service charges, the quality of services rendered, the convenience of banking facilities and, in the case of loans to large commercial borrowers, relative lending limits. In addition to banks and savings associations, we compete with other financial institutions including securities firms, insurance companies, credit unions, leasing companies and finance companies. Size gives larger banks certain advantages in competing for business from large corporations. These advantages include higher lending limits and the ability to offer services in other areas of South Carolina. As a result, we do not generally attempt to compete for the banking relationships of large corporations, but concentrate our efforts on small- to medium-sized businesses and individuals. We believe we have competed effectively in this market by offering quality and personal service.

Market Share

        As of June 30, 2006, the most recent date for which market data is available, total deposits in the Bank’s primary service area were almost $10.4 billion, an increase of 10.5% over $9.4 billion from 2005. At June 30, 2006, the Bank represented 0.4% of the market, increasing from 0.1% at June 30, 2005. Our plan over the first five years of operation is to grow our deposit base to more than $200 million. Of course, we cannot be sure that these deposit growth rates will continue, or that we will accomplish our deposit base growth objective.

Employees

        As of March 15, 2007, we had 17 full-time employees and no part-time employees.

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

Independence Bancshares, Inc.

        We own 100% of the outstanding capital stock of the Bank, and therefore we are considered to be a bank holding company under the federal Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). As a result, we are primarily subject to the supervision, examination and reporting requirements of the Board of Governors of the Federal Reserve (the “Federal Reserve”) under the Bank Holding Company Act and its regulations promulgated thereunder. Moreover, as a bank holding company of a bank located in South Carolina, we also are subject to the South Carolina Banking and Branching Efficiency Act.

        Permitted Activities. Under the Bank Holding Company Act, a bank holding company is generally permitted to engage in, or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in, the following activities:

•	banking or managing or controlling banks;

•	furnishing services to or performing services for our subsidiaries; and

•	any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

        Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

•	factoring accounts receivable;

•	making, acquiring, brokering or servicing loans and usual related activities;

•	leasing personal or real property;

•	operating a non-bank depository institution, such as a savings association;

•	trust company functions;

•	financial and investment advisory activities;

•	conducting discount securities brokerage activities;

•	underwriting and dealing in government obligations and money market instruments;

•	providing specified management consulting and counseling activities;

•	performing selected data processing services and support services;

•	acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

•	performing selected insurance underwriting activities.

        As a bank holding company we also can elect to be treated as a “financial holding company,” which would allow us to engage in a broader array of activities. In sum, a financial holding company can engage in activities that are financial in nature or incidental or complimentary to financial activities, including insurance underwriting, sales and brokerage activities, providing financial and investment advisory services, underwriting services and limited merchant banking activities. We have not sought financial holding company status, but may elect such status in the future as our business matures. If we were to elect in writing for financial holding company status, each insured depository institution we control would have to be well capitalized, well managed and have at least a satisfactory rating under the CRA (discussed below).

        The Federal Reserve has the authority to order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness or stability of it or any of its bank subsidiaries.

        Change in Control. In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations promulgated there under, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either the company has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction. Because we had more than 500 shareholders of record on December 31, 2005, we filed a form 8/A in April 2006, which registered our common stock under Section 12 of the Securities Exchange Act. The regulations provide a procedure for rebutting control when ownership of any class of voting securities is below 25%.

        Source of Strength. In accordance with Federal Reserve Board policy, we are expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which we might not otherwise do so. Under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary, other than a non-bank subsidiary of a bank, upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any depository institution subsidiary of a bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiaries if the agency determines that divestiture may aid the depository institution’s financial condition.

        Capital Requirements. The Federal Reserve Board imposes certain capital requirements on the bank holding company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under “Independence National Bank — Capital Regulations.” Subject to our capital requirements and certain other restrictions, we are able to borrow money to make a capital contribution to the Bank, and these loans may be repaid from dividends paid from the Bank to the Company. Our ability to pay dividends is subject to regulatory restrictions as described below in “Independence National Bank – Dividends.” We are also able to raise capital for contribution to the Bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

        South Carolina State Regulation. As a South Carolina bank holding company under the South Carolina Banking and Branching Efficiency Act, we are subject to limitations on sale or merger and to regulation by the South Carolina Board of Financial Institutions (the “S.C. Board”). We are not required to obtain the approval of the S.C. Board prior to acquiring the capital stock of a national bank, but we must notify them at least 15 days prior to doing so. We must receive the Board’s approval prior to engaging in the acquisition of a South Carolina state chartered bank or another South Carolina bank holding company.

Independence National Bank

        The Bank operates as a national banking association incorporated under the laws of the United States and subject to examination by the Office of the Comptroller of the Currency (the “Comptroller”) . Deposits in the Bank are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum amount, which is currently $100,000 for each non-retirement depositor and $250,000 for certain retirement-account depositors. The Comptroller and the FDIC regulate or monitor virtually all areas of the Bank’s operations, including

•	security devices and procedures;

•	adequacy of capitalization and loss reserves;

•	loans;

•	investments;

•	borrowings;

•	deposits;

•	mergers;

•	issuances of securities;

•	payment of dividends;

•	interest rates payable on deposits;

•	interest rates or fees chargeable on loans;

•	establishment of branches;

•	corporate reorganizations;

•	maintenance of books and records; and

•	adequacy of staff training to carry on safe lending and deposit gathering practices.

        The Comptroller requires the Bank to maintain specified capital ratios and imposes limitations on the Bank’s aggregate investment in real estate, Bank premises, and furniture and fixtures. The Comptroller of the Currency also requires the Bank to prepare annual reports on the Bank’s financial condition and to conduct an annual audit of its financial affairs in compliance with its minimum standards and procedures.

        All insured institutions must undergo regular on-site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate federal banking agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC, their federal regulatory agency, and state supervisor when applicable. The FDIC has developed a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. The federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

•	internal controls;

•	information systems and audit systems;

•	loan documentation;

•	credit underwriting;

•	interest rate risk exposure; and

•	asset quality.

        Prompt Corrective Action. As an insured depository institution, the Bank is required to comply with the capital requirements promulgated under the Federal Deposit Insurance Act and the Comptroller’s prompt corrective action regulations thereunder, which set forth five capital categories, each with specific regulatory consequences. Under these regulations, the categories are:

•	Well Capitalized-- The institution exceeds the required minimum level for each relevant capital measure. A well capitalized institution is one (i) having a total capital ratio of 10% or greater, (ii) having a tier 1 capital ratio of 6% or greater, (iii) having a leverage capital ratio of 5% or greater and (iv) that is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

•	Adequately Capitalized -- The institution meets the required minimum level for each relevant capital measure. No capital distribution may be made that would result in the institution becoming undercapitalized. An adequately capitalized institution is one (i) having a total capital ratio of 8% or greater, (ii) having a tier 1 capital ratio of 4% or greater and (iii) having a leverage capital ratio of 4% or greater or a leverage capital ratio of 3% or greater if the institution is rated composite 1 under the CAMELS (Capital, Assets, Management, Earnings, Liquidity and Sensitivity to market risk) rating system.

•	Undercapitalized -- The institution fails to meet the required minimum level for any relevant capital measure. An undercapitalized institution is one (i) having a total capital ratio of less than 8% or (ii) having a tier 1 capital ratio of less than 4% or (iii) having a leverage capital ratio of less than 4%, or if the institution is rated a composite 1 under the CAMEL rating system, a leverage capital ratio of less than 3%.

•	Significantly Undercapitalized -- The institution is significantly below the required minimum level for any relevant capital measure. A significantly undercapitalized institution is one (i) having a total capital ratio of less than 6% or (ii) having a tier 1 capital ratio of less than 3% or (iii) having a leverage capital ratio of less than 3%.

•	Critically Undercapitalized -- The institution fails to meet a critical capital level set by the appropriate federal banking agency. A critically undercapitalized institution is one having a ratio of tangible equity to total assets that is equal to or less than 2%.

        If the Comptroller determines, after notice and an opportunity for hearing, that the Bank is in an unsafe or unsound condition, the regulator is authorized to reclassify the Bank to the next lower capital category (other than critically undercapitalized) and require the submission of a plan to correct the unsafe or unsound condition.

        If the Bank is not well capitalized, it cannot accept brokered deposits without prior FDIC approval and, if approval is granted, cannot offer an effective yield in excess of 75 basis points on interests paid on deposits of comparable size and maturity in such institution’s normal market area for deposits accepted from within its normal market area, or national rate paid on deposits of comparable size and maturity for deposits accepted outside the Bank’s normal market area. Moreover, if the Bank becomes less than adequately capitalized, it must adopt a capital restoration plan acceptable to the Comptroller that is subject to a limited performance guarantee by the corporation. The Bank also would become subject to increased regulatory oversight, and is increasingly restricted in the scope of its permissible activities. Each company having control over an undercapitalized institution also must provide a limited guarantee that the institution will comply with its capital restoration plan. Except under limited circumstances consistent with an accepted capital restoration plan, an undercapitalized institution may not grow. An undercapitalized institution may not acquire another institution, establish additional branch offices or engage in any new line of business unless determined by the appropriate Federal banking agency to be consistent with an accepted capital restoration plan, or unless the FDIC determines that the proposed action will further the purpose of prompt corrective action. The appropriate federal banking agency may take any action authorized for a significantly undercapitalized institution if an undercapitalized institution fails to submit an acceptable capital restoration plan or fails in any material respect to implement a plan accepted by the agency. A critically undercapitalized institution is subject to having a receiver or conservator appointed to manage its affairs and for loss of its charter to conduct banking activities.

        An insured depository institution may not pay a management fee to a bank holding company controlling that institution or any other person having control of the institution if, after making the payment, the institution, would be undercapitalized. In addition, an institution cannot make a capital distribution, such as a dividend or other distribution that is in substance a distribution of capital to the owners of the institution if following such a distribution the institution would be undercapitalized. Thus, if payment of such a management fee or the making of such would cause the Bank to become undercapitalized, it could not pay a management fee or dividend to us.

        As of December 31, 2006, the Bank was deemed to be “well capitalized.”

        Deposit Insurance and Assessments. Deposits at the Bank are insured by the Deposit Insurance Fund (the “DIF”) as administered by the FDIC, up to the applicable limits established by law – generally $100,000 per accountholder and $250,000 for certain retirement accountholders. In accordance with regulations adopted to implement the Federal Deposit Insurance Reform Act of 2005 (“FDIRA”), deposit insurance premium assessments are based upon perceived risks to the DIF, by evaluating an institution’s supervisory ratios and other financial ratios and then determining insurance premiums based upon the likelihood an institution could be downgraded to a CAMELS 3 or worse in the succeeding year. As a result, institutions deemed to pose less risk, pay lower premiums than those institutions deemed to pose more risk, which pay more.

        FDIRA caps the amount of the DIF at 1.50% of domestic deposits. The FDIC must issue cash dividends, awarded on a historical basis, for the amount of the DIF over the 1.50% ratio. Additionally, if the DIF exceeds 1.35% of domestic deposits at year-end, the FDIC is required to issue cash dividends, awarded on a historical basis, for half of the amount of the excess. Pursuant to the FDIIRA, the FDIC will begin to indexing deposit insurance coverage levels for inflation beginning in 2012. Moreover, if we become undercapitalized we cannot accept employee benefit plan deposits.

        Transactions with Affiliates and Insiders. The Bank is subject to the provisions of Section 23A of the Federal Reserve Act, which places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the Bank’s capital and surplus and, as to all affiliates combined, to 20% of the Bank’s capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. Compliance is also required with certain provisions designed to avoid the taking of low quality assets.

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

        The Federal Reserve Board has issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions. Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. In addition, under Regulation W:

•	a bank and its subsidiaries may not purchase a low-quality asset from an affiliate;

•	covered transactions and other specified transactions between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and

•	with some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.

        Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates. The regulation also limits the amount of loans that can be purchased by a bank from an affiliate to not more than 100% of the bank’s capital and surplus.

        Dividends. A national bank may not pay dividends from its permanent capital. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank’s net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the Comptroller is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus.

        Branching. National banks are required by the National Bank Act to adhere to branch office banking laws applicable to state banks in the states in which they are located. Under current South Carolina law, the Bank may open branch offices throughout South Carolina with the prior approval of the Comptroller. In addition, with prior regulatory approval, the Bank is able to acquire existing banking operations in South Carolina. Furthermore, federal legislation permits interstate branching, including out-of-state acquisitions by bank holding companies, interstate branching by banks if allowed by state law, and interstate merging by banks. South Carolina law, with limited exceptions, currently permits branching across state lines through interstate mergers.

        Community Reinvestment Act. The Community Reinvestment Act requires that the Comptroller evaluate the record of the Bank in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on our Bank.

        Finance Subsidiaries. Under the Gramm-Leach-Bliley Act (the “GLBA”), subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form “financial subsidiaries” that may conduct financial or incidental activities, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible. The GLBA imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank’s equity investment in the financial subsidiary be deducted from the bank’s assets and tangible equity for purposes of calculating the bank’s capital adequacy. In addition, the GLBA imposes new restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and non-bank affiliates.

        Other Regulations. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

•	the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•	the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

        The deposit operations of the Bank also are subject to:

•	the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•	the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that Act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

        Enforcement Powers. The Bank and its “institution-affiliated parties,” including its management, employees agents independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs, are subject to potential civil and criminal penalties for violations of law, regulations or written orders of a government agency. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations. Criminal penalties for some financial institution crimes have been increased to twenty years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies’ power to issue cease-and-desist orders were expanded. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

        USA PATRIOT Act. The USA PATRIOT Act became effective on October 26, 2001, amended, in part, the Bank Secrecy Act and provides, in part, for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering by enhancing anti-money laundering and financial transparency laws, as well as enhanced information collection tools and enforcement mechanics for the U.S. government, including: (i) requiring standards for verifying customer identification at account opening; (ii) rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (iii) reports by nonfinancial trades and businesses filed with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and (iv) filing suspicious activities reports by brokers and dealers if they believe a customer may be violating U.S. laws and regulations and requires enhanced due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons.

        Under the USA PATRIOT Act, the Federal Bureau of Investigation (“FBI”) can send our banking regulatory agencies lists of the names of persons suspected of involvement in terrorist activities. The Bank can be requested, to search its records for any relationships or transactions with persons on those lists. If the Bank finds any relationships or transactions, it must file a suspicious activity report and contact the FBI.

        The Office of Foreign Assets Control (“OFAC”), which is a division of the U.S. Department of the Treasury, is responsible for helping to insure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. OFAC has sent, and will send, our banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts. If the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account, file a suspicious activity report and notify the FBI. The Bank has appointed an OFAC compliance officer to oversee the inspection of its accounts and the filing of any notifications. The Bank actively checks high-risk OFAC areas such as new accounts, wire transfers and customer files. The Bank performs these checks utilizing software, which is updated each time a modification is made to the lists provided by OFAC and other agencies of Specially Designated Nationals and Blocked Persons.

        Privacy and Credit Reporting. Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers. It is the Bank’s policy not to disclose any personal information unless required by law.

        Like other lending institutions, the Bank utilizes credit bureau data in its underwriting activities. Use of such data is regulated under the Federal Credit Reporting Act on a uniform, nationwide basis, including credit reporting, prescreening, sharing of information between affiliates, and the use of credit data. The Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”) authorizes states to enact identity theft laws that are not inconsistent with the conduct required by the provisions of the FACT Act.

        Check 21. The Check Clearing for the 21st Century Act gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some of the major provisions include:

•	allowing check truncation without making it mandatory;

•	demanding that every financial institution communicate to accountholders in writing a description of its substitute check processing program and their rights under the law;

•	legalizing substitutions for and replacements of paper checks without agreement from consumers;

•	retaining in place the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place;

•	requiring that when accountholders request verification, financial institutions produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and

•	requiring the re-crediting of funds to an individual's account on the next business day after a consumer proves that the financial institution has erred.

        Effect of Governmental Monetary Policies. Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

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

Risk Factors

We expected to incur losses for at least our first two years, and there is a risk we may never become profitable.

        In order for us to become profitable, we will need to attract a large number of customers to deposit and borrow money. This will take time. Our future profitability is dependent on numerous factors including the continued success of the economy of the community and favorable government regulation. While the economy in this area has been strong in recent years, an economic downturn in the area would hurt our business. We are also a highly regulated institution. Our ability to grow and achieve profitability may be adversely affected by state and federal regulations that limit a bank’s ability to make loans, purchase securities, and pay dividends. Although we expect to become profitable in our third year, there is a risk that a deterioration of the local economy or adverse government regulation and other factors could affect our plans.

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

        Making loans and other extensions of credit is an essential element of our business. Although we seek to mitigate risks inherent in lending by adhering to specific underwriting practices, our loans and other extensions of credit may not be repaid. The risk of nonpayment is affected by a number of factors, including:

•	the duration of the credit;
•	credit risks of a particular customer;
•	changes in economic and industry conditions; and
•	in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.

        We attempt to maintain an appropriate allowance for loan losses to provide for potential losses in our loan portfolio. We periodically determine the amount of the allowance based on consideration of several factors, including:

•	an ongoing review of the quality, mix, and size of our overall loan portfolio;
•	our historical loan loss experience;
•	evaluation of economic conditions;
•	regular reviews of loan delinquencies and loan portfolio quality; and
•	the amount and quality of collateral, including guarantees, securing the loans.

        There is no precise method of predicting credit losses since any estimate of loan losses is necessarily subjective and the accuracy of the estimate depends on the outcome of future events. Therefore, we face the risk that charge-offs in future periods will exceed our allowance for loan losses and that additional increases in the allowance for loan losses will be required. Additions to the allowance for loan losses would result in an increase of our net loss, and possibly a decrease in our capital.

        While we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances we have made loans which exceed either our internal underwriting guidelines, supervisory guidelines, or both. As of December 31, 2006, approximately $6.1 million of our loans, or 36.0% of our Bank’s capital, had loan-to-value ratios that exceeded regulatory supervisory guidelines. In addition, supervisory limits on commercial loan to value exceptions are set at 30% of our bank’s capital. At December 31, 2006, $4.5 million of our commercial loans, or 26.0% of our Bank’s capital, exceeded the supervisory loan to value ratio. The number of loans in our portfolio with loan-to-value ratios in excess of supervisory guidelines, our internal guidelines, or both could increase the risk of delinquencies and defaults in our portfolio.

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

An economic downturn, especially one affecting the Greenville County area, could reduce our customer base, our level of deposits, and demand for financial products such as loans.

        Our success significantly depends upon the growth in population, income levels, deposits, and housing starts in our markets, especially in Greenville County. If the communities in which we operate do not grow, or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed. An economic downturn would likely contribute to the deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business. Interest received on loans represented 85.5% of our interest income for the year ended December 31, 2006. If an economic downturn occurs in the economy as a whole, or especially in the Greenville County area, borrowers may be less likely to repay their loans as scheduled. Moreover, the value of real estate or other collateral that may secure our loans could be adversely affected. Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. An economic downturn could, therefore, result in losses that materially and adversely affect our business.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business.

        A significant portion of our loan portfolio is secured by real estate. As of December 31, 2006, 83.1% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A weakening of the real estate market in our primary market area could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

Changes in prevailing interest rates may reduce our profitability.

        Our results of operations depend in large part upon the level of our net interest income, which is the difference between interest income from interest-earning assets, such as loans and mortgage-backed securities, and interest expense on interest-bearing liabilities, such as deposits and other borrowings. Depending on the terms and maturities of our assets and liabilities, a significant change in interest rates could have a material adverse effect on our profitability. Many factors cause changes in interest rates, including governmental monetary policies and domestic and international economic and political conditions. While we intend to manage the effects of changes in interest rates by adjusting the terms, maturities, and pricing of our assets and liabilities, our efforts may not be effective and our financial condition and results of operations could suffer. The Federal Reserve began raising short-term interest rates in the second quarter of 2004 and continued to raise short-term interest rates throughout 2005 and the first half of 2006. We anticipate that we will benefit from a steady or falling interest rate environment. However, no assurance can be given that the Federal Reserve will actually begin to decrease interest rates or that the results we anticipate will actually occur.

We are dependent on key individuals and the loss of one or more of these key individuals could curtail our growth and adversely affect our prospects.

        Lawrence R. Miller, our president and chief executive officer, has extensive and long-standing ties within our primary service areas and provides us with an important medium through which to market our products and services. If we lose the services of Mr. Miller, he could be difficult to replace and our business and development could be materially and adversely affected.

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

We have grown rapidly and may not be able to sustain this rate of growth for future periods.

        We have grown rapidly since opening in May 2005. However, we may not be able to sustain this rate of growth and may not even be able to grow our business at all. Because of our relatively small size and short operating history, it will be difficult for us to generate similar asset growth rates as we continue to expand, and consequently our historical results of operations are not necessarily indicative of our future operations. Various factors, such as economic conditions, regulatory and legislative considerations, and competition, may also impede our ability to expand our market presence. If we experience a significant decrease in our rate of growth, our results of operations and financial condition may be adversely affected because a high percentage of our operating costs are fixed expenses.

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

We face strong competition for clients, which could prevent us from obtaining clients and may cause us to pay higher interest rates to attract deposits.

        The banking business is highly competitive, and we experience competition in our market from many other financial institutions. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other super-regional, national, and international financial institutions that operate offices in our primary market areas and elsewhere. We compete with these institutions both in attracting deposits and in making loans. In addition, we have to attract our client base from other existing financial institutions and from new residents. Many of our competitors are well-established, larger financial institutions. These institutions offer some services, such as extensive and established branch networks, that we do not provide. There are also a number of other relatively new community banks in our market that share our general marketing focus on small- to medium-sized businesses and individuals. There is a risk that we will not be able to compete successfully with other financial institutions in our market, and that we may have to pay higher interest rates to attract deposits, resulting in reduced profitability. In addition, competitors that are not depository institutions are generally not subject to the extensive regulations that apply to us.

We will face risks with respect to future expansion and acquisitions or mergers.

        Although we do not have any current plans to do so, we may seek to acquire other financial institutions or parts of those institutions. We may also expand into new markets or lines of business or offer new products or services. These activities would involve a number of risks, including:

•	the potential inaccuracy of the estimates and judgments used to evaluate credit, operations, management, and market risks with respect to a target institution;

•	the time and costs of evaluating new markets, hiring or retaining experienced local management, and opening new offices and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;

•	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse effects on our results of operations; and

•	the risk of loss of key employees and customers.

There is no public market for our shares, and we do not believe that we have enough shareholders or outstanding shares to support an active trading market, even if we are eventually listed on a recognized trading exchange.

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

        As of March 15, 2007, there were 2,085,010 shares of common stock outstanding held by approximately 640 shareholders of record. All of our currently issued and outstanding common stock was issued in our initial public offering which was completed in May 2005. The price per share in our initial public offering was $10.00. We are aware of several stock trades in 2006, with price per share ranging from $10.00 to $10.50.

        We have not declared or paid any cash dividends on our common stock since our inception. For the foreseeable future, we do not intend to declare cash dividends. We intend to retain earnings to grow our business and strengthen our capital base. Our ability to pay dividends depends on the ability of our subsidiary, Independence National Bank, to pay dividends to us. As a national bank, Independence National Bank may only pay dividends out of its net profits, after deducting expenses, including losses and bad debts. In addition, the Bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the Bank’s net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the Office of the Comptroller of the Currency will be required if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years less any required transfers to surplus. The Office of the Comptroller of the Currency also has the authority under federal law to enjoin a national bank from engaging in what in its opinion constitutes an unsafe or unsound practice in conducting its business, including the payment of a dividend under certain circumstances.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

CRITICAL ACCOUNTING POLICIES

        We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in footnote 1 to our audited consolidated financial statements as of December 31, 2006.

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

Income Taxes

        We use assumptions and estimates in determining income taxes payable or refundable for the current year, deferred income tax liabilities and assets for events recognized differently in our financial statements and income tax returns, and income tax expense. Determining these amounts requires analysis of certain transactions and interpretation of tax laws and regulations. Management exercises judgment in evaluating the amount and timing of recognition of resulting tax liabilities and assets. These judgments and estimates are reevaluated on a continual basis as regulatory and business factors change. No assurance can be given that either the tax returns submitted by us, or the income tax reported on the financial statements, will not be adjusted by either adverse rulings by the United States Tax Court, changes in the tax code, or assessments made by the Internal Revenue Service. We are subject to potential adverse adjustments, including, but not limited to, an increase in the statutory federal or state income tax rates, the permanent non-deductibility of amounts currently considered deductible either now or in future periods, and the dependency on the generation of future taxable income in order to ultimately realize deferred income tax assets.

General

        Our Bank opened for business on May 16, 2005. Until May 2005, our principal activities related to our organization, the conducting of our initial public offering, the pursuit of approvals from the Office of the Comptroller of the Currency for our application to charter the Bank, the pursuit of approvals from the Federal Reserve to become a bank holding company, and the pursuit of approvals from the FDIC for our application for insurance of the deposits of the Bank. We completed our stock offering in May 2005, upon the issuance of 2,085,010 shares with net proceeds totaling $20.5 million. We capitalized the Bank with $18 million of the proceeds from the stock offering. Total loss incurred in 2005 prior to the opening of the Bank in May was $401,606.

        Like most community banks, we derive the majority of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income earned on our interest-earning assets, such as loans and investments, and the expense cost of our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

        We have included a number of tables to assist in our description of these measures. For example, the “Average Balances” table shows the average balance during 2006 and 2005 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we intend to channel a substantial percentage of our earning assets into our loan portfolio. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included a table to help explain this. Finally, we have included a number of tables that provide detail about our investment securities, our loans, and our deposits and other borrowings.

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

Results of Operations

General

        Our net loss for the year ended December 31, 2006, our first full year of operations, was $641,728, or a net loss of $0.31 per share, compared to a loss of $996,835 for the year ended December 31, 2005, or a net loss of $0.48 per share. Our results in 2005 were based on a partial year of operations. Until May 2005, our principal activities related to the opening of the Bank. We commenced business on May 16, 2005. Total loss incurred in 2005 prior to the opening of the Bank in May was $401,606.

Net Interest Income

        Net interest income was $2.5 million for the year ended December 31, 2006, an increase of $1.8 million or 276.6% over net interest income of $662,343 for the year ended December 31, 2005. Net interest income is the company’s primary source of revenue. Net interest income is the difference between income earned on assets and interest paid on deposits and borrowings used to support such assets. Net interest income is determined by the rates earned on the Company’s interest-earning assets and the rates paid on its interest-bearing liabilities, the relative amounts of interest-earning assets and interest-bearing liabilities, and the degree of mismatch and the maturity and repricing characteristics of its interest-earning assets and interest-bearing liabilities.

        Interest income for the year ended December 31, 2006 included $3.6 million on loans, $446,189 on investment securities and $168,003 on federal funds sold and other. Total interest expense of $1.8 million for the year ended December 31, 2006 included $1.7 million related to deposit accounts and $79,442 on borrowings.

        Our consolidated net interest margin for the year ended December 31, 2006 was 4.26%, an increase of 32 basis points from the net interest margin for the year ended December 31, 2005 of 3.94%. Earning assets averaged $58.6 million for the year ended December 31, 2006, increasing from $16.8 million for the year ended December 31, 2005. The net interest margin is calculated as net interest income divided by year-to-date average earning assets. Our net interest spread was 2.85% for the year ended December 31, 2006. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. In pricing deposits, we considered our liquidity needs, the direction and levels of interest rates and local market conditions. As such, higher rates have been paid initially to attract deposits.

        The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. The net amount of capitalized loan fees are amortized into interest income on loans.

	For the Years Ended December 31,
	2006			2005
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets:
Federal funds sold and other	$ 3,343,502	$ 168,003	5.02%	$ 4,611,136	$174,893	3.79%
Investment securities (1)	10,911,634	446,189	4.09%	6,424,502	259,769	4.04%
Loans (2)	44,310,415	3,632,213	8.20%	5,787,710	430,081	7.43%

Total earning-assets	58,565,551	4,246,405	7.25%	16,823,348	864,743	5.14%
Nonearning assets	2,308,650			1,593,006

Total assets	$60,874,201			$18,416,354

Interest-bearing liabilities:
NOW accounts	$ 2,257,066	27,571	1.22%	$ 651,208	5,793	0.89%
Savings &money market	16,233,671	681,919	4.20%	2,421,654	75,763	3.13%
Time deposits (excluding
brokered deposits)	18,241,797	883,921	4.85%	1,903,398	73,669	3.87%
Brokered deposits	1,484,952	78,895	5.31%	-	-	-

Total interest-bearing deposits	38,217,486	1,672,306	4.38%	4,976,260	155,225	3.12%
Borrowings	1,596,902	79,442	4.97%	965,104	47,175	4.89%

Total interest-bearing liabilities	39,814,388	1,751,748	4.40%	5,941,364	202,400	3.41%
Noninterest bearing liabilities	2,337,116			886,862
Shareholders' equity	18,722,697			11,588,128

Total liabilities and
shareholders' equity	$60,874,201			$18,416,354

Net interest spread			2.85%			1.73%
Net interest income/ margin		$2,494,657	4.26%		$662,343	3.94%

__________________

(1)	The average balances for investment securities exclude the unrealized loss recorded for available for sale securities.
(2)	Nonaccrual loans are included in average balances for yield computations.

Rate/Volume Analysis

        Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following tables set forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	2006 Compared to 2005
	Total	Change in	Change in
	Change	Volume	Rate
Earning assets:
Federal funds sold and other	$(6,890)	$(55,238)	$48,348
Investment securities	186,420	183,451	2,969
Loans	3,202,132	3,153,280	48,852

Total interest income	3,381,662	3,281,493	100,169
Interest-bearing liabilities:
Interest-bearing deposits	1,517,081	1,456,759	60,322
Borrowings	32,267	31,416	851

Total interest expense	1,549,348	1,488,175	61,173
Net Interest Income	$1,832,314	$1,793,318	$38,996

Provision for Loan Losses

        We have established an allowance for loan losses through a provision for loan losses charged as a non-cash expense to our statement of operations. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. Please see the discussion below under “Provision and Allowance for Loan Losses” for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance.

Our provision for loan losses was $865,750 for the year ended December 31, 2006, an increase of $527,750 or 156.1% over provision of $338,000 for the year ended December 31, 2005. The allowance as a percentage of gross loans increased to 1.90% at December 31, 2006 from 1.30% at December 31, 2005. This increase in the allowance percentage is due to an additional provision that was recorded related to a loan relationship we determined to be impaired during the three months ended September 30, 2006. See additional information related to this impairment under the ‘Nonperforming Assets’ section below.

Noninterest Income

        Noninterest income for the year ended December 31, 2006 was $49,132 compared to $23,734 for the year ended December 31, 2005. Service fees on deposit accounts increased $12,434 during the year ended December 31, 2006 due to an increase in deposit accounts. For the year ended December 31, 2006, other income was $33,937, an increase of $12,964 over the year ended December 31, 2005. Included in other income for the year ended December 31, 2006 was $24,727 in rental income related to the lease of our land at South Irvine Street, and $7,974 in mortgage origination fees we received on residential loans funded and closed by a third party.

Noninterest Expenses

        The following table sets forth information related to our noninterest expenses for the years ended December 31, 2006 and 2005.

	2006	2005
Compensation and benefits	$1,487,441	$1,019,554
Professional fees	152,209	70,657
Marketing	206,033	126,731
Insurance	55,258	29,897
Occupancy and equipment	300,059	199,955
Data processing and related costs	185,855	56,041
Telephone and supplies	40,944	52,864
Other	113,728	70,741

Total noninterest expenses	$2,541,527	$1,626,440

        Included in total noninterest expenses for 2005 is $391,278 related to pre-opening and organizational costs incurred prior to the Bank’s opening on May 16, 2005.

Income Tax Benefit

        An income tax benefit of $221,760 and $281,528 was recognized for the years ended December 31, 2006 and 2005, respectively. This benefit related primarily to net operating loss carry-forwards created in 2006 and 2005.

Balance Sheet Review

General

        At December 31, 2006, we had total assets of $75.7 million, an increase of $34.9 million or 85.6% over total assets of $40.8 million at December 31, 2005. This increase in assets was driven by a $36.1 million or 140.7% increase in loans, which rose from $25.7 million at December 31, 2005 to $61.8 million at December 31, 2006. Other assets at December 31, 2006 consisted of cash and due from banks of $397,010; federal funds sold of $779,000, investment securities available for sale of $9.6 million, non-marketable equity securities of $556,750, property and equipment of $1.6 million, and accrued interest receivable and other assets of $1,039,070. Total liabilities at December 31, 2006 were $57.3 million compared to $21.8 million at December 31, 2005, an increase of $35.5 million or 162.9%. This increase in liabilities was primarily a result of an increase in deposits of $40.5 million or 246.6%, offset by a decrease in securities sold under agreements to repurchase of $5.2 million. At December 31, 2006, liabilities consisted of deposits of $56.9 million, securities sold under agreements to repurchase of $123,773, and accrued interest payable and other liabilities of $226,374. Shareholders’ equity at December 31, 2006 was $18.5 million, compared to $19.0 million at December 31, 2005, a decrease of $565,078 or 3.0%. This decrease was primarily a result of our net loss for the year ended December 31, 2006. A more detailed analysis of the primary components of our balance sheet follows.

Investments

        At December 31, 2006, the $9.6 million in our investment securities portfolio represented approximately 12.7% of total assets. Investments decreased from $11.2 million at December 31, 2005, or 27.4% of total assets. Decreases in investment balances during 2006 were due to normal investment maturities and repayments. At December 31, 2006 and 2005, we held Government-sponsored enterprise securities and mortgage-backed securities as investment securities available for sale. The amortized costs and the fair value of our investments at December 31, 2006 and 2005 are shown in the following table.

	2006		2005
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available for Sale
Government-sponsored enterprises	$5,997,738	$5,962,100	$6,985,894	$6,908,750
Mortgage-backed securities	3,708,724	3,622,846	4,380,645	4,293,471

Total	$9,706,462	$9,584,946	$11,366,539	$11,202,221

        We believe, based on industry analyst reports and credit ratings that the deterioration in fair values of investment securities available for sale is attributed to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.

        Contractual maturities and yields on our investment securities available for sale at December 31, 2006 are shown in the following table. Expected maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Less than one year		One year to five years		Five years to ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Available for Sale
Government-
sponsored enterprises	$5,997,738	3.93%	$-	-%	$-	-%	$-	-%	$5,997,738	3.93%
Mortgage-backed
securities	-	-	1,442,051	4.10	1,457,579	4.54	809,094	4.87	3,708,724	4.44

Total	$5,997,738	3.93%	$1,442,051	4.10%	$1,457,579	4.54%	$809,094	4.87%	9,706,462	4.12%

        At December 31, 2006 and 2005, we also held non-marketable equity securities, which consisted of Federal Reserve Bank stock of $475,050 and $496,950, respectively, and Federal Home Loan Bank stock of $81,700 and $52,800, respectively. These investments are carried at cost, which approximates fair maket value.

Loans

        Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Average loans for the year ended December 31, 2006 were $44.3 million, an increase of $38.5 million over average loans of $5.8 million for the year ended December 31, 2005. Before allowance for loan losses, gross loans outstanding at December 31, 2006 were $63.0 million, or 83.1% of total assets, compared to $26.0 million, or 63.7% of total assets at December 31, 2005.

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

        The following table summarizes the composition of our loan portfolio as of December 31, 2006 and 2005.

	2006		2005
		% of		% of
	Amount	Total	Amount	Total
Real Estate:
Commercial	$28,847,461	45.8%	$9,542,224	36.7%
Construction and development	12,791,969	20.3	3,413,051	13.1
Consumer residential	7,429,775	11.8	1,550,574	6.0
Home equity	3,382,398	5.4	3,320,456	12.8

Total real estate	52,451,603	83.3%	17,826,305	68.6%

Commerical business	9,486,187	15.1%	7,811,727	30.0%
Consumer - other	1,193,946	1.9	417,478	1.6
Deferred origination fees, net	(178,540)	(0.3)	(59,019)	(0.2)

Gross loans	62,953,196	100.0%	25,996,491	100.0%

Less allowance for loan losses	(1,198,152)		(338,000)

Total loans, net	$61,755,044		$25,658,491

        The largest component of our loan portfolio at year-end was commercial real estate loans which represented 45.8% of the portfolio. Due to the short time our portfolio has existed, the current mix may not be indicative of the ongoing portfolio mix. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration of certain types of collateral.

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

        The following table summarizes the loan maturity distribution by type and related interest rate characteristics at December 31, 2006.

		After one
	One year	but within	After five
	or less	five years	years	Total
Real Estate:
Commercial	$7,984,685	$19,572,656	$1,290,120	$28,847,461
Construction and development	5,418,110	7,081,606	292,253	12,791,969
Consumer residential	651,888	2,477,108	4,300,779	7,429,775
Home equity	-	-	3,382,398	3,382,398

Total real estate	14,054,683	29,131,370	9,265,550	52,451,603
Commercial	3,936,564	4,101,137	1,448,486	9,486,187
Consumer- other	160,102	492,201	541,643	1,193,946

Gross loans	$18,151,349	$33,724,708	$11,255,679	$63,131,736

Deferred origination fees, net				(178,540)

Gross loans, net of deferred fees				$62,953,196

Loans maturing- after one year with
Fixed interest rates				$23,414,810
Floating interest rates				$21,565,577

Provision and Allowance for Loan Losses

        We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. At December 31, 2006, the allowance for loan losses was $1,198,152, or 1.90% of gross loans, compared to $338,000 at December 31, 2006, or 1.30% of gross loans. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons. Due to our limited operating history, to date the provision for loan losses has been made primarily as a result of our assessment of general loan loss risk compared to banks of similar size and maturity. Due to our short operating history, the loans in our loan portfolio and our lending relationships are of very recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process known as seasoning. As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because our loan portfolio is new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition. Periodically, we will adjust the amount of the allowance based on changing circumstances. We will charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

        We do not allocate the allowance for loan losses to specific categories of loans. Instead, we evaluate the adequacy of the allowance for loan losses on an overall portfolio basis utilizing our credit grading system which we apply to each loan. We have retained an independent consultant to review the loan files on a test basis to confirm the grading of samples of loans.

Nonperforming Assets

        During 2006, the Bank charged off loans in the amount of $5,598. No loans were charged off during the year ended December 31, 2005. At December 31, 2006, there were non-accrual loans of $583,262 included in gross loans, of which $477,885 was considered impaired. There were no non-accrual or impaired loans at December 31, 2005. At both December 31, 2006 and 2005, there were no accruing loans which were contractually past due 90 days or more as to principal or interest payments. Generally, a loan will be placed on non-accrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as non-accrual will be recognized as income when received.

        On September 6, 2006, we determined it necessary to record an additional provision for loan losses of $398,900 as an impairment charge, or specific reserve, related to one borrowing relationship with an aggregate principal balance of approximately $895,000, of which $477,885 is considered impaired. Our loss estimate is based on an assessment of the underlying collateral securing this relationship. We were informed by the borrower that it will be unable to meet the repayment terms of the loans due to severe deterioration in the financial condition of its business causing the borrower to cease operation. Prior to this event, these loans had performed in accordance with repayment terms, and financial information had been provided in accordance with loan covenants indicating no material adverse change in the financial condition of the borrower. We are continuing to evaluate the financial condition of the borrower and the value of the collateral. There have been no charge-offs as of December 31, 2006; however we expect this relationship to be completely charged-off within the next six months upon full liquidation of the underlying collateral.

        At December 31, 2006, we were not aware of any potential problem loans that were not already categorized as nonaccrual.

Deposits and Other Interest-Bearing Liabilities

        Our primary source of funds for loans and investments is our deposits and short-term repurchase agreements. Average total deposits for the years ended December 31, 2006 and 2005 were $40.4 million and $5.7 million, respectively. The following table shows the balance outstanding and the average rates paid on deposits held by us for the years ended December 31, 2006 and 2005.

	2006		2005
	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$2,368,069	-%	$2,188,057	-%
Interest bearing demand deposits	2,153,828	1.35%	1,281,753	1.11%
Money market accounts	14,362,860	4.11%	6,727,375	3.85%
Savings accounts	71,126	0.75%	28,856	0.75%
Time deposits less than $100,000	8,115,273	5.13%	1,516,129	3.86%
Time deposits of $100,000 or more	17,432,560	5.22%	4,674,176	4.10%
Brokered time deposits, less than 100,000	12,403,000	5.27%	-	-

Total	$56,906,716	3.39%	$16,416,346	3.19%

        Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. During the fourth quarter of 2006, we chose to obtain deposits outside of our local market area in the form of brokered time deposits. Due to the interest rate environment in our market, as well as strong competition from other banking and financial services companies in gathering deposits, brokered time deposits allow us to obtain funding at a lower interest rate in order to support loan growth. At the end of the year, brokered time deposits were $12.4 million. Prior to fourth quarter, deposit growth was achieved through strong deposit campaigns in our local market. Our loan-to-deposit ratio was 108.5% and 156.3% at December 31, 2006 and 2005, respectively.

        All of our time deposits are certificates of deposits. The maturity distribution of our time deposits of $100,000 or more at December 31, 2006 is as follows:

Three months or less	$5,730,829
Over three through six months	4,217,486
Over six through twelve months	7,294,954
Over twelve months	189,291

Total	$17,432,560

Short-Term Borrowings

        As of December 31, 2006, we had $123,773 outstanding in securities sold under agreements to repurchase, with a cost of 2.86%. These borrowings decreased $5.2 million, or 97.7%, from $5.3 million at December 31, 2005, with an weighted average cost of 4.68%. This decrease is due to the use of brokered deposits in the current year. The maximum amount of borrowings outstanding at any month end was $5,132,475 at September 30, 2006. The average balance outstanding during 2006 was $1,032,431, with the average rate paid on short-term borrowings of 4.57%. Securities sold under agreements to repurchase averaged $192,382 during 2005, and the average rate paid on the short-term borrowings was 4.02%.

        At December 31, 2006 and 2005, we had a short-term line of credit with a correspondent bank to purchase unsecured federal funds totaling $5.0 million.

        Until May 16, 2005, we had a line of credit and a note payable with a bank at the prime rate minus 0.25% that was primarily used to fund the organizational and start-up costs of the bank.

Capital Resources

        Total shareholders’ equity was $18.5 million at December 31, 2006, a decrease of $565,078 or 3.0% from $19.0 million at December 31, 2005. Shareholders’ equity decreased during 2006 primarily from the net loss for the year ended December 31, 2006 of $641,728. Other components of the change in shareholder’s equity related to a change in the unrealized loss on securities, net of tax, of $28,250 and compensation expense related to stock options granted of $48,400. During the year ended December 31, 2005, the proceeds from the completion of our initial public offering, which raised $20.5 million, net of offering expenses, went into shareholders’ equity. Of the proceeds, $18 million was used to capitalize the Bank. We retained the remaining offering proceeds to provide additional capital for investment in the Bank, if needed, or to fund other activities which may from time to time be considered appropriate investments of capital at some point in the future. Equity was reduced by the net loss for the year ended December 31, 2005 of $996,835, and unrealized losses on investment securities of $108,450, net of tax.

        The Federal Reserve guidelines contain an exemption from the capital requirements for “small bank holding companies.”  On March 31, 2006, the Federal Reserve changed the definition of a small bank holding company to bank holding companies with less than $500 million in total assets (an increase from $150 million under the prior rule).  However, bank holding companies will not qualify under the new definition if they (i) are engaged in significant non-banking activities either directly or indirectly through a subsidiary, (ii) conduct significant off-balance sheet activities, including securitizations or managing or administering assets for third parties, or (iii) have a material amount of debt or equity securities (including trust preferred securities) outstanding that are registered with the SEC.  Although we have less than $500 million in assets, it is unclear at this point whether we otherwise meet the requirements for qualifying as a “small bank holding company.”  According to the Federal Reserve Board, the revision of the criterion to exclude any bank holding company that has outstanding a material amount of SEC-registered debt or equity securities reflects the fact that SEC registrants typically exhibit a degree of complexity of operations and access to multiple funding sources that warrants excluding them from the new policy statement and subjecting them to the capital guidelines.  In the adopting release for the new rule, the Federal Reserve Board stated that what constitutes a “material” amount of SEC-registered debt or equity for a particular bank holding company depends on the size, activities and condition of the relevant bank holding company.  In lieu of using fixed measurable parameters of materiality across all institutions, the rule provides the Federal Reserve with supervisory flexibility in determining, on a case-by-case basis, the significance or materiality of activities or securities outstanding such that a bank holding company should be excluded from the policy statement and subject to the capital guidelines. Prior to adoption of this new rule, our holding company was not subject to these capital guidelines, as it had less than $150 million in assets. Until the Federal Reserve provides further guidance on the new rules, it will be unclear whether our holding company will be subject to the exemption from the capital requirements for small bank holding companies. Regardless, our Bank is “well capitalized” under these minimum capital requirements as set per bank regulatory agencies.

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

        The following table sets forth the Holding Company’s and the Bank’s various capital ratios at December 31, 2006. For all periods, the Bank was considered “well capitalized”.

	Holding
	Company	Bank
Total risk-based capital	28.2%	24.4%
Tier 1 risk-based capital	26.7%	23.2%
Leverage capital	26.0%	22.4%

        We believe that our capital is sufficient to fund the activities of the Bank in its initial stages of operation and that the rate of asset growth will not negatively impact the capital base. As of December 31, 2006, there were no significant firm commitments outstanding for capital expenditures.

Return on Equity and Assets

        The following table shows the return on average assets (net loss divided by average total assets), return on average equity (net loss divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the years ended December 31, 2006 and 2005. Since our inception, we have not paid cash dividends.

	2006	2005

Return on average assets	(1.05)%	(5.41)%
Return on average equity	(3.43)%	(8.60)%
Equity to assets ratio	30.76%	62.92%

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

Off-Balance Sheet Risk

        Commitments to extend credit are agreements to lend to a client as long as the client has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2006, unfunded commitments to extend credit were $21.1 million, of which $5.4 million was at fixed rates and $15.7 million was at variable rates. A significant portion of the unfunded commitments related to consumer equity lines of credit and commercial lines of credit. Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

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

        Approximately 62.6% of our loans were variable rate loans at December 31, 2006, a decrease from 76.0% at December 31, 2005. The ratio of cumulative gap to total earning assets after 12 months was (11.1)% because $8.2 million more liabilities will reprice in a 12 month period than assets. However, our gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

        At December 31, 2006, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $1.2 million, or 1.6% of total assets. Our investment securities available for sale at December 31, 2006 amounted to $9.6 million or 12.7% of total assets. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. However, at December 31, 2006, $4.1 million of these securities were pledged against outstanding debt. Therefore, the related debt would need to be repaid prior to the securities being sold and converted to cash.

        Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits, both within our market and brokered deposits. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We also maintain a federal funds purchased line of credit with a correspondent bank totaling $5.0 million. We are a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made for leverage purposes. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at December 31, 2006 was $6.8 million, assuming that the Bank’s investment in FHLB stock, as well as qualifying mortgages or investment securities, would be available to secure any future borrowings. We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to successfully meet our long term liquidity needs.

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

        The following table sets forth information regarding our rate sensitivity, as of December 31, 2006, at each of the time intervals. The information in the table may not be indicative of our rate sensitivity position at other points in time. In addition, the maturity distribution indicated in the table may differ from the contractual maturities of the earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

	Within	After three but	After one but	After
	three	within twelve	within five	five
	months	months	years	years	Total
Interest-earning assets:
Federal funds sold	$779,000	$-	$-	$-	$779,000
Investment securities	1,160,743	5,482,229	2,265,916	797,574	9,706,462
Loans	37,728,720	1,089,522	18,717,842	5,595,652	63,131,736

Total earning assets	$39,668,463	$6,571,751	$20,983,758	$6,393,226	$73,617,198

Interest-bearing liabilities:
Money market and NOW	$16,516,688	$-	$-	$-	$16,516,688
Regular savings	71,126	-	-	-	71,126
Time deposits	9,294,959	16,031,168	221,706	-	25,547,833
Brokered deposits	1,123,000	11,280,000	-	-	12,403,000
Repurchase agreements	123,773	-	-	-	123,773

Total interest-bearing
liabilities	$27,129,546	$27,311,168	$221,706	$-	$54,662,420

Period gap	$12,538,917	$(20,739,417)	$20,762,052	$6,393,226
Cumulative gap	12,538,917	(8,200,500)	12,561,552	18,954,778
Ratio of cumulative gap to
total earning assets	17.0%	(11.1%)	17.1%	25.7%

Accounting, Reporting, and Regulatory Matters

        The following is a summary of recent authoritative pronouncements that affect our accounting, reporting, and disclosure of financial information:

        In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently analyzing the effects of FIN 48 and does not expect FIN 48 to have any impact on its financial position, results of operations or cash flows.

        In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard does not require any new fair value measurements, but rather eliminates inconsistencies found in various prior pronouncements. SFAS 157 is effective for the Company on January 1, 2008 and is not expected to have any impact on the Company’s financial statements.

        In September 2006, the SEC issued Staff Accounting Bulleting No. 108 (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, Companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB 108 and determined that upon adoption it will have no impact on the reported results of operations or financial condition.

        On February 15, 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities,” which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS 159 further establishes certain additional disclosure requirements. SFAS 159 is effective for the Company’s financial statements for the year beginning on January 1, 2008 and is not expected to have any impact on the Company’s financial statements.

        Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 7. Financial Statements.

INDEX TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 and 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Directors
Independence Bancshares, Inc.
Greenville, South Carolina

        We have audited the accompanying consolidated balance sheets of Independence Bancshares, Inc. and subsidiary as of December 31, 2006 and 2005 and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive loss and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independence Bancshares, Inc. and subsidiary as of December 31, 2006 and 2005 and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

                                          /s/ Elliott Davis, LLC

Elliott Davis, LLC
Greenville, South Carolina
March 19, 2007

INDEPENDENCE BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
Assets
Cash and due from banks	$397,010	$368,893
Federal funds sold	779,000	749,000
Investment securities available for sale	9,584,946	11,202,221
Non-marketable equity securities	556,750	549,750
Loans, net	61,755,044	25,658,491
Accrued interest receivable	357,257	160,149
Property and equipment, net	1,618,513	1,739,918
Other assets	681,813	385,469

Total assets	$75,730,333	$40,813,891

Liabilities
Deposits:
Noninterest bearing	$2,368,069	$2,188,057
Interest bearing	54,538,647	14,228,289

Total deposits	56,906,716	16,416,346

Securities sold under agreements to repurchase	123,773	5,284,300
Accrued interest payable	84,512	12,660
Accounts payable and accrued expenses	141,862	62,037

Total liabilities	57,256,863	21,775,343

Commitments and contingencies - notes 11 and 12
Shareholders' equity
Preferred stock, par value $.01 per share; 10,000,000 shares
authorized; no shares issued	-	-
Common stock, par value $.01 per share; 10,000,000 shares
authorized; 2,085,010 shares issued and outstanding	20,850	20,850
Additional paid-in capital	20,563,588	20,515,188
Accumulated other comprehensive loss	(80,200)	(108,450)
Accumulated deficit	(2,030,768)	(1,389,040)

Total shareholders' equity	18,473,470	19,038,548

Total liabilities and shareholders' equity	$75,730,333	$40,813,891

See notes to consolidated financial statements that are an integral part of these consolidated statements.

INDEPENDENCE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005
Interest income
Loans	$3,632,213	$430,081
Investment securities	446,189	259,769
Federal funds sold and other	168,003	174,893

Total interest income	4,246,405	864,743

Interest expense
Deposits	1,672,306	155,225
Borrowings	79,442	47,175

Total interest expense	1,751,748	202,400

Net interest income	2,494,657	662,343
Provision for loan losses	865,750	338,000

Net interest income after provision for loan losses	1,628,907	324,343
Noninterest income
Service fees on deposit accounts	15,195	2,761
Other income	33,937	20,973

Total noninterest income	49,132	23,734

Noninterest expenses
Compensation and benefits	1,487,441	1,019,554
Professional fees	152,209	70,657
Marketing	206,033	126,731
Insurance	55,258	29,897
Occupancy and equipment	300,059	199,955
Data processing and related costs	185,855	56,041
Telephone and supplies	40,944	52,864
Other	113,728	70,741

Total noninterest expenses	2,541,527	1,626,440

Loss before income tax benefit	(863,488)	(1,278,363)
Income tax benefit	221,760	281,528

Net loss	$(641,728)	$(996,835)

Loss per common share - basic and diluted	$(0.31)	$(0.48)

Weighted average common shares outstanding - basic and diluted	2,085,010	2,085,010

See notes to consolidated financial statements that are an integral part of these consolidated statements.

INDEPENDENCE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS

				Accumulated
				other		Total
	Common stock		Additional	comprehensive	Accumulated	shareholders'
	Shares	Amount	paid in capital	loss	deficit	equity
December 31, 2004	10	$-	$100	-	$(392,205)	$(392,105)
Redemption of stock from
organizer	(10)	-	(100)	-	-	(100)
Proceeds from issuance of
common stock, net of
offering costs of
$ 314,062	2,085,010	20,850	20,515,188	-	-	20,536,038
Net loss	-	-	-	-	(996,835)	(996,835)
Unrealized loss on
investment securities
available for sale, net
of tax	-	-	-	(108,450)	-	(108,450)

Total comprehensive loss
	-	-	-	-	-	(1,105,285)

December 31, 2005	2,085,010	20,850	20,515,188	(108,450)	(1,389,040)	19,038,548
Compensation expense related
to stock options granted	-	-	48,400	-	-	48,400
Net loss	-	-	-	-	(641,728)	(641,728)
Unrealized gain on
investment securities
available for sale, net
of tax	-	-	-	28,250	-	28,250

Total comprehensive loss	-	-	-	-	-	(613,478)

December 31, 2006	2,085,010	$20,850	$20,563,588	$(80,200)	$(2,030,768)	$18,473,470

See notes to consolidated financial statements that are an integral part of these consolidated statements.

INDEPENDENCE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005
Operating activities
Net loss	$(641,728)	$(996,835)
Adjustments to reconcile net loss to cash provided by
(used in) operating activities:
Provision for loan losses	865,750	338,000
Depreciation	192,198	119,575
Accretion of investment securities discounts, net	(6,783)	(3,048)
Benefit for deferred income taxes	(221,760)	(281,528)
Compensation expense related to stock options granted	48,400	-
Increase in other assets, net	(286,244)	(145,108)
Increase in other liabilities, net	151,677	44,204

Net cash provided by (used in) operating activities	101,510	(924,740)

Investing activities
Increase (decrease) in cash realized from:
Origination of loans, net	(36,962,303)	(25,996,491)
Purchase of investment securities available for sale	-	(11,771,313)
Maturity of investment securities available for sale	1,000,000	-
Repayments of investment securities available for sale	666,860	407,822
Purchase of non-marketable equity securities	(7,000)	(549,750)
Purchase of property and equipment	(70,793)	(684,218)

Net cash used in investing activities	(35,373,236)	(38,593,950)

Financing activities
Increase in deposits, net	40,490,370	16,416,346
(Decrease) increase in short-term borrowings	(5,160,527)	5,284,300
Repayment of line of credit	-	(260,851)
Repayment of note payable to bank	-	(1,155,506)
Repayment of organizer contribution deposits	-	(240,000)
Proceeds from sale of common stock, net	-	20,535,938

Net cash provided by financing activities	35,329,843	40,580,227

Net increase in cash and cash equivalents	58,117	1,061,537
Cash and cash equivalents at beginning of the year	1,117,893	56,356

Cash and cash equivalents at end of the year	$1,176,010	$1,117,893

Supplemental information
Cash paid for
Interest	$1,679,896	$192,231

Income taxes	$-	$-

Schedule of non-cash transactions
Decrease (increase) in unrealized loss on securities, net of tax	$28,250	$(108,450)

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

Basis of Presentation

        The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Independence National Bank. In consolidation, all significant inter-company transactions have been eliminated. The accounting and reporting policies conform to accounting principles generally accepted in the United States of America and to general practices in the banking industry.

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

        Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, including valuation allowances for impaired loans, and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for loan losses on loans and valuation of foreclosed real estate, management obtains independent appraisals for significant properties. Management must also make estimates in determining the estimated useful lives and methods for depreciating premises and equipment.

        While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowances for loan losses and foreclosed real estate. Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowances for loan losses and foreclosed real estate may change materially in the near term.

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

Risks and Uncertainties

        In the normal course of its business, the Company encounters two significant types of risks: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different bases, than its interest-earning assets. Credit risk is the risk of default within the Company’s loan portfolio that results from borrowers’ inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable and the valuation of real estate held by the Company.

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

Cash and Cash Equivalents

        For purposes of reporting cash flows, cash and cash equivalents include cash, due from banks and federal funds sold. Generally, federal funds are sold for one-day periods. At December 31, 2006, the Company had restricted cash totaling $2,000 with the Federal Home Bank of Atlanta (“FHLB”). No cash was restricted at December 31, 2005.

Investment Securities

        Investment securities are accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.  Management classifies securities at the time of purchase into one of three categories as follows: (1) Securities Held to Maturity:  securities which the Company has the positive intent and ability to hold to maturity, which are reported at amortized cost; (2) Trading Securities:  securities that are bought and held principally for the purpose of selling them in the near future, which are reported at fair value with unrealized gains and losses included in earnings; and (3) Securities Available for Sale:  securities that may be sold under certain conditions, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity as accumulated other comprehensive income (loss). The amortization of premiums and accretion of discounts on investment securities are recorded as adjustments to interest income. Gains or losses on sales of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. Unrealized losses on securities, reflecting a decline in value or impairment judged by the Company to be other than temporary, are charged to earnings in the consolidated statements of operations.

Non-Marketable Equity Securities

        The Bank, as a member of the Federal Reserve Bank (“FRB”) and the FHLB, is required to own capital stock in these organizations. The amount of FRB stock owned is based on the Bank’s capital levels and totaled $475,050 and $496,950 at December 31, 2006 and 2005, respectively. The amount of FHLB stock owned is determined based on the Bank’s balances of residential mortgages and advances from the FHLB and totaled $81,700 and $52,800 at December 31, 2006 and 2005, respectively. No ready market exists for these stocks, and they have no quoted market value. However, redemption of these stocks has historically been at par value. Accordingly, the carrying amounts are deemed to be a reasonable estimate of fair value.

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

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

Allowance for Loan Losses

        An allowance for loan losses is maintained at a level deemed appropriate by management to provide adequately for known and inherent losses in the loan portfolio. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

        The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

        The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

        A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

        Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

Property and Equipment

        Property, furniture and equipment are stated at cost, less accumulated depreciation. The provision for depreciation is computed by the straight-line method, based on the estimated useful lives for buildings of 40 years, and for furniture and equipment of 5 to 10 years. Leasehold improvements are amortized over the life of the lease. The cost of assets sold or otherwise disposed of, and the related allowance for depreciation, are eliminated from the accounts and the resulting gains or losses are reflected in the statement of operations when incurred. Maintenance and repairs are charged to current expense. The costs of major renewals and improvements are capitalized.

Residential Loan Origination Fees

        The Company offers residential loan origination services to its customers. The loans are offered on terms and prices offered by the Company’s correspondents and are closed in the name of the correspondents. The Company receives fees for services it provides in conjunction with the origination services it provides. The fees are recognized at the time the loans are closed by the Company’s correspondent. Residential loan origination fees are included in other income on the Company’s consolidated statements of operations.

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

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

Loss per Share

        Basic loss per share represents net loss divided by the weighted-average number of common shares outstanding during the period. Dilutive loss per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method. For the years ended December 31, 2006 and 2005, as a result of the Company’s net loss, all of the potential common shares (9,833 in vested stock options and 412,500 in warrants) were considered antidilutive.

Stock Compensation Plans

        On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) SFAS No. 123(R), “Share-Based Payments”, to account for compensation costs under its stock option plan. The Company previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees (as amended)” (“APB 25”). Under the intrinsic value method prescribed by APB 25, no compensation costs were recognized for the Company’s stock options and warrants because the option and warrant exercise price in its plan equaled the market price on the date of grant. Prior to January 1, 2006, the Company only disclosed the pro forma effects on net income and earnings per share as if the fair value recognition provisions of SFAS 123(R) had been utilized.

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

	Year Ended December 31,
	2006	2005
Net loss as reported	$(641,728)	$(996,835)
Add: Stock-based employee compensation expense
included in reported net loss	48,400	-
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards	(48,400)	(1,316,071)

Pro forma net loss including stock-based compensation
cost based on fair-value method	$(641,728)	$(2,312,906)

Loss per share:
Basic and diluted--as reported	$(0.31)	$(0.48)

Basic and diluted--pro forma	$(0.31)	$(1.11)

        The weighted average fair value per share of options granted in 2006 amounted to $4.33.  The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used:  expected volatility of 28%, risk-free interest rate of 4.96% and an expected life of seven and a half years.

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

Organizer Contribution Deposits

        Under the Organizer Contribution and Joint Venture Agreement, organizers agreed to contribute $15,000 each to pay organizational expenses. Upon approval by regulatory authorities of the application to organize the bank and completion of the stock offering, the Company reimbursed $240,000 due to the organizers during 2005. No remaining amounts are due.

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

Recently Issued Accounting Pronouncements

        The following is a summary of recent authoritative pronouncements that affect our accounting, reporting, and disclosure of financial information:

        In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently analyzing the effects of FIN 48 and does not expect FIN 48 to have any impact on its financial position, results of operations or cash flows.

        In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard does not require any new fair value measurements, but rather eliminates inconsistencies found in various prior pronouncements. SFAS 157 is effective for the Company on January 1, 2008 and is not expected to have any impact on the Company’s financial statements.

        In September 2006, the SEC issued Staff Accounting Bulleting No. 108 (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, Companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB 108 and determined that upon adoption it will have no impact on the reported results of operations or financial condition.

        Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 – INVESTMENT SECURITIES

        The amortized costs and fair value of investment securities available for sale are as follows:

	December 31, 2006
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Government-sponsored enterprises	$5,997,738	$-	$(35,638)	$5,962,100
Mortgage-backed securities	3,708,724	-	(85,878)	3,622,846

Total investment securities	$9,706,462	$-	$(121,516)	$9,584,946

	December 31, 2005
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Government-sponsored enterprises	$6,985,894	$-	$(77,144)	$6,908,750
Mortgage-backed securities	4,380,645	-	(87,174)	4,293,471

Total investment securities	$11,366,539	$-	$(164,318)	$11,202,221

        At December 31, 2006, all investments had been in a continuous loss position for twelve months or longer. The Company believes, based on industry analyst reports and credit ratings that the deterioration in fair values of investment securities available for sale is attributed to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.

        The amortized costs and fair values of investment securities available for sale at December 31, 2006, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers have the right to prepay the obligations.

	December 31, 2006
	Amortized	Fair
	Cost	Value
Due within one year	$5,997,738	$5,962,100
Due after one through three years	-	-
Due after three through five years	1,442,051	1,404,739
Due after five through ten years	1,457,579	1,424,620
Due after ten years	809,094	793,487

Total investment securities	$9,706,462	$9,584,946

        The Company sold no investment securities in 2006 or 2005. Accordingly, no gains or losses were recorded. At December 31, 2006, $4.1 million in securities were pledged as collateral for repurchase agreements and public deposits.

NOTE 3 – LOANS

        The composition of net loans by major loan categories is as follows:

	December 31,
	2006	2005
Real estate:
Commercial	$39,288,936	$12,955,275
Consumer residential	9,780,269	1,550,574
Home equity	3,382,398	3,320,456

Total real estate loans	52,451,603	17,826,305

Commercial business	9,486,187	7,811,727
Consumer-other	1,193,946	417,478
Deferred origination fees, net	(178,540)	(59,019)

Gross loans	62,953,196	25,996,491
Less allowance for loan losses	(1,198,152)	(338,000)

Loans, net	$61,755,044	$25,658,491

        At December 31, 2006, there were non-accrual loans of $583,262 included in the above loan balance. Foregone interest income related to non-accrual loans equaled $28,622 for the year ended December 31, 2006. No interest income was recognized on non-accrual loans during 2006. At December 31, 2005, there were no loans classified as non-accruing. There was also no forgone interest, or interest income recognized on non-accrual loans during 2005. At both December 31, 2006 and 2005, there were no accruing loans which were contractually past due 90 days or more as to principal or interest payments.

        Impaired loans totaled $477,885 at December 31, 2006 with a related specific allowance of $398,900. The average recorded investment in impaired loans for the year ended December 31, 2006 was approximately $160,000. There were no impaired loans during the year ended December 31, 2005.

        The Company, through the Bank, makes loans to individuals and small- to mid-sized businesses for various personal and commercial purposes primarily in Greenville County, South Carolina. The Company has a diversified loan portfolio and the Company’s loan portfolio is not dependent on any specific economic segment. The Company regularly monitors its credit concentrations based on loan purpose, industry and customer base. As of December 31, 2006, there were no material concentrations of credit risk within the Company’s loan portfolio.

        Directors, executive officers and associates of such persons are customers of and have transactions with the Bank in the ordinary course of business. Included in such transactions are outstanding loans and commitments, all of which were made under substantially the same credit terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility.

        The aggregate dollar amount of these outstanding loans was $9.1 million and $7.0 million at December 31, 2006 and 2005, respectively. During 2006, new loans and advances on these lines of credit totaled $4.9 million and repayments were $2.8 million. At December 31, 2006, there were commitments to extend additional credit to related parties in the amount of approximately $2.4 million.

        The composition of gross loans by rate type is as follows:

December 31, 2006
Variable rate loans	$39,521,357
Fixed rate loans	23,610,379

$63,131,736

NOTE 3 – LOANS, Continued

        The allowance for loan losses for each of the years in the two year period ended December 31, 2006 is presented below:

	2006	2005
Balance at beginning of year	$338,000	$-
Provision for loan losses	865,750	338,000
Loans charged-off	(5,598)	-
Recoveries of loans previously charged-off	-	-

Balance at end of year	$1,198,152	$338,000

NOTE 4 – PROPERTY AND EQUIPMENT

        Property and equipment are stated at cost less accumulated depreciation. Components of property and equipment included in the consolidated balance sheets are as follows:

	December 31,
	2006	2005
Land	$1,165,312	$1,165,312
Leasehold improvements	138,317	138,317
Furniture and equipment	591,855	521,062
Automobile	35,526	35,526

	1,931,010	1,860,217
Accumulated depreciation	(312,497)	(120,299)

Total property and equipment	$1,618,513	$1,739,918

        Depreciation expense for the years ended December 31, 2006 and 2005 was $192,198 and $119,575, respectively.

NOTE 5 – DEPOSITS

        Deposits at December 31 are summarized as follows:

	2006	2005
Non-interest bearing	$2,368,069	$2,188,057
Interest bearing:
NOW accounts	2,153,828	1,281,753
Money market accounts	14,362,860	6,727,375
Savings	71,126	28,856
Time, less than $100,000	8,115,273	1,516,129
Time, $100,000 and over	17,432,560	4,674,176
Brokered time deposits, less than $100,000	12,403,000	-

Total deposits	$56,906,716	$16,416,346

        Interest expense on time deposits greater than $100,000 was $593,893 and $55,667 for the years ended December 31, 2006 and 2005, respectively.

NOTE 5 – DEPOSITS, Continued

        At December 31, 2006 the scheduled maturities of certificates of deposit (including brokered deposits) are as follows:

2007	$37,729,127
2008	9,513
2009	-
2010	22,902
2011	189,291

$37,950,833

        At December 31, 2006, $3.5 million in securities were pledged as collateral for public deposits.

NOTE 6 –SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

        At December 31, 2006 and 2005, respectively, the Bank had sold $123,773 and $5,284,300 of securities under agreements to repurchase with brokers with a weighted rate of 2.86% and 4.68%, respectively, that mature in less than 90 days. These agreements were secured with approximately $518,000 and $6.9 million of investment securities. The securities, under agreement to repurchase averaged $1,032,431 during 2006, with $5,132,475 being the maximum amount outstanding at any month-end. The average rate paid in 2006 was 4.57%. The securities, under agreement to repurchase averaged $192,382 during 2005, with $5,284,300 being the maximum amount outstanding at any month-end. The average rate paid in 2005 was 4.02%.

NOTE 7 – BORROWINGS

        The Company, on November 3, 2004, entered into a line of credit agreement with a financial institution for up to $2.2 million at a rate of prime minus 0.25% to pay pre-opening expenses and purchase equipment for the Company and the Bank prior to the completion of the offering. On November 17, 2004, the Company entered into a loan agreement with this same financial institution for $1.2 million at a rate of prime minus 0.25% and used this loan to finance the purchase of approximately one acre of land in downtown Greenville, South Carolina which will be the site for a new main office estimated to be built in 2008. On May 16, 2005, the Company repaid the notes with the proceeds from the initial stock offering and closed these credit facilities. There were no borrowings outstanding as of December 31, 2006 or 2005.

NOTE 8 – UNUSED LINES OF CREDIT

        At December 31, 2006, the Bank had an unused line of credit to purchase federal funds for $5 million. The line of credit is available on a one to fourteen day basis for general corporate purposes of the Bank. The lender has reserved the right to withdraw the line at their option. The Bank has an additional line of credit with the Federal Home Loan Bank to borrow funds, subject to a pledge of qualified collateral. At December 31, 2006, the Bank has collateral that would support approximately $7 million in additional borrowings.

NOTE 9 – INCOME TAXES

        The company had no currently taxable income for years ended December 31, 2006 and 2005. The following is a summary of the items that caused recorded income taxes to differ from taxes computed using the statutory tax rate:

	Year Ended December 31,
	2006	2005
Income tax benefit at federal statutory rate	$(293,586)	$(434,643)
Change in valuation allowance	53,093	128,567
Other	18,733	24,548

Income tax benefit	$(221,760)	$(281,528)

        The components of the net deferred tax assets are as follows:

	December 31,
	2006	2005
Deferred tax assets:
Allowance for loan losses	$326,937	$105,197
Net operating loss carry-forward	293,813	194,661
Deferred operational and start-up costs	221,279	257,901
Unrealized loss on securities available for sale	41,316	55,868
Other	(4,121)	5,296

	879,224	618,923
Valuation allowance	(334,620)	(281,527)

Net deferred tax asset	$544,604	$337,396

        The Company has recorded a valuation allowance of $334,620 and $281,527 as of December 31, 2006 and 2005, respectively, as the realization of these assets is dependent on the Company’s ability to generate future taxable income during the periods in which temporary differences become deductible. A portion of the change in the net deferred tax asset relates to the decrease in the tax effect of the unrealized loss on investment securities available for sale of $14,552.  The remainder of the change in the net deferred tax asset is due to the current period deferred tax benefit of $221,760. The net deferred tax asset is recorded in other assets in the Company’s consolidated balance sheets.

        At December 31, 2006, the Company has federal operating loss carry-forwards of approximately $864,000 that may be used to offset future taxable income and expire beginning in 2025.

NOTE 10– RELATED PARTY TRANSACTIONS

        On November 17, 2004, the Company purchased a one acre lot for approximately $1.2 million located on the corner of South Irvine and East Washington Streets, in downtown Greenville, South Carolina. The Company acquired the lot at appraisal-based fair market value, by virtue of an option, assigned at par, from an investment company which is a business interest of one of the organizers. A tenant currently leases this lot from the Company, on a month to month basis, for parking space rental and remits 50% of net operating revenues to the Company.

        On December 31, 2006 and 2005, the Bank had various loans outstanding to directors and officers. All of these loans were made under normal credit terms and did not involve more than normal credit risk of collection. See Note 3 for further details.

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

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2006, unfunded commitments to extend credit were approximately $21.1 million, of which $5.4 million is at fixed rates and $15.7 million is at variable rates. The Company evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate. The fair value of these off-balance sheet financial instruments is considered immaterial.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

        The Bank has a four-year operating lease on its main office facility which began in October 2004. The monthly rent under the lease amendment is $5,832 through September 30, 2006, $5,960 from October 1, 2006 through September 30, 2007, and $6,079 from October 1, 2007 through September 30, 2008. Rent expense of $70,368 and $43,740 was recorded for the years ended December 31, 2006 and 2005, respectively.

        Future minimum lease payments under these operating leases are summarized as follows:

For the year ended December 31, 2007	$71,877
2008	54,711

$126,588

        The Bank has entered into an agreement with a data processor with a remaining term of four years to provide item processing and general ledger processing. The cost of monthly service is based on activity volume but is expected to be no less than $10,000 per month.

        The Board of Directors has approved employment agreements with the president and chief executive officer, chief financial officer, and the retail banking officer. The agreements include provisions regarding term, compensation, benefits, annual bonus, incentive program, stock option plan and severance and non-compete upon early termination.

        The Bank may become party to litigation and claims in the normal course of business. As of December 31, 2006, management believes there is no material litigation pending.

NOTE 13 – STOCK COMPENSATION PLANS

        On July 26, 2005, the Company adopted a stock option plan for the benefit of the directors, officers and employees. The Board may grant up to 260,626 options at an option price per share not less than the fair market value on the date of grant. The options granted to officers and employees vest over a three year period from the date of grant, or the anniversary of the Bank’s opening for certain officers. The options expire 10 years from the grant date.

        A summary of the status of the plan and changes for the years ended December 31, 2006 and 2005 is presented below:

	2006		2005
		Weighted		Weighted
		average		average
	Shares	exercise price	Shares	exercise price
Outstanding at beginning of year	41,950	$10.00	-	$-
Granted	17,150	10.00	43,700	10.00
Exercised	-	-	-	-
Forfeited or expired	(14,450)	10.00	(1,750)	10.00

Outstanding at end of year	44,650	10.00	41,950	10.00

Options exercisable at year-end	9,833		-

Shares available for grant	215,976		218,676

        Upon completion of the stock offering in 2005, the Company issued warrants to each of its organizers to purchase up to an additional 412,500 shares of common stock at $10.00 per share. These warrants vested six-months from the date the Bank opened for business, or May 16, 2005, and they are exercisable in whole or in part until May 16, 2015. No warrants were exercised during 2006 or 2005.

NOTE 14 – EMPLOYEE BENEFIT PLAN

        The Bank maintains an employee benefit plan for all eligible employees of the Bank under the provisions of Internal Revenue Code Section 401(k). The Independence National Bank 401(k) Profit Sharing Plan (the “Plan”), adopted in 2005, allows for employee contributions. Upon annual approval of the Board of Directors, the Company also matches 25% of employee contributions up to a maximum of 6% of annual compensation. A total of $10,315 and $4,215 was charged to operations in 2006 and 2005, respectively, for the Company’s matching contribution. Employees are immediately vested in their contributions to the Plan and become fully vested in the employer matching contribution after six years of service.

NOTE 15 – REGULATORY MATTERS

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

NOTE 15 – REGULATORY MATTERS, Continued

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum ratios of Tier 1 and total capital as a percentage of assets and off-balance-sheet exposures, adjusted for risk weights ranging from 0% to 100%. Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available for sale, less certain intangible assets. Tier 2 capital consists of the allowance for loan losses subject to certain limitations. Total capital for purposes of computing the capital ratios consists of the sum of Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.

        The Bank is also required to maintain capital at a minimum level based on average assets, which is known as the leverage ratio. Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios 1% to 2% above the minimum.

        As of December 31, 2006, the most recent notification from the Bank’s primary regulator categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Bank’s category.

        The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at December 31, 2006 and 2005.

					To be well capitalized
			For capital		under prompt corrective
			adequacy purposes		action provisions
	Actual		Minimum		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006
Total Capital (to risk weighted assets)	$16,834,000	24.4%	$5,512,000	8.0%	$6,890,000	10.0%
Tier 1 Capital (to risk weighted assets)	15,969,000	23.2	2,756,000	4.0	4,134,000	6.0
Tier 1 Capital (to average assets)	15,969,000	22.4	2,856,000	4.0	3,570,000	5.0
As of December 31, 2005
Total Capital (to risk weighted assets)	$16,949,000	49.6%	$2,734,000	8.0%	$3,417,000	10.0%
Tier 1 Capital (to risk weighted assets)	16,611,000	48.6	1,367,000	4.0	2,050,000	6.0
Tier 1 Capital (to average assets)	16,611,000	51.2	1,298,000	4.0	1,623,000	5.0

        The Federal Reserve Board has similar requirements for bank holding companies. The Company is currently not subject to these requirements because the Federal Reserve guidelines contain an exemption for bank holding companies of less than $500 million in consolidated assets, subject to certain limitations.

NOTE 16 – RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS, OR ADVANCES

        The ability of Independence Bancshares, Inc. to pay cash dividends is dependent upon receiving cash in the form of dividends from the Bank. However, certain restrictions exist regarding the ability of the subsidiary to transfer funds to Independence Bancshares, Inc. in the form of cash dividends, loans, or advances. The approval of the Office of the Comptroller of the Currency is required to pay dividends in excess of the Bank’s net profits (as defined) for the current year plus retained net profits (as defined) for the preceding two years, less any required transfers to surplus.

NOTE 17 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

        Investment securities are valued using quoted fair market prices.

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

        The estimated fair values of the Company’s financial instruments at December 31, 2006 and 2005 are as follows:

	2006		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and due from banks	$397,010	$397,010	$368,893	$368,893
Federal funds sold	779,000	779,000	749,000	749,000
Investment securities available for sale	9,584,946	9,584,946	11,202,221	11,202,221
Non-marketable equity securities	556,750	556,750	549,750	549,750
Loans, net	61,755,044	61,372,215	25,658,491	25,443,070
Financial Liabilities:
Deposits	56,906,716	56,931,540	16,416,346	16,418,424
Securities sold under agreements to repurchase	123,773	123,773	5,284,300	5,284,300

NOTE 18 – PARENT COMPANY FINANCIAL INFORMATION

        Following is condensed financial information of Independence Bancshares, Inc. (parent company only):

                                         Condensed Balance Sheets

	December 31,
	2006	2005
Assets
Cash and cash equivalents	$2,536,038	$2,536,038
Investment in subsidiary	15,937,432	16,502,510

	$18,473,470	$19,038,548

Liabilities and Shareholders' Equity
Shareholders' equity	$18,473,470	$19,038,548

Total liabilities and shareholders' equity	$18,473,470	$19,038,548

                                         Condensed Statements of Operations

	Year Ended December 31,
	2006	2005

Interest income	$-	$19,767
Interest expense	-	36,095

Net interest expense	-	(16,328)

Payment from bank subsidiary for organizational costs	-	793,811
Rental income	-	6,000
Noninterest expense	-	(391,278)
Equity in undistributed net loss of subsidiary	(641,728)	(1,389,040)

Net loss	$(641,728)	$(996,835)

NOTE 18 – PARENT COMPANY FINANCIAL INFORMATION, Continued

Condensed Statements of Cash Flows

	Year Ended December 31,
	2006	2005
Operating activities
Net loss	$(641,728)	$(996,835)
Adjustments to reconcile net loss to net cash
provided by operating activities
Equity in undistributed net income of subsidiary	641,728	1,389,040
Decrease in other assets		63,114
Decrease in accounts payable and accrued expenses	-	(30,493)

Net cash provided by operating activities	-	424,826

Investing activities
Repayment from bank for property, equipment and other assets	-	1,175,275
Investment in subsidiary	-	(18,000,000)

Net cash used in investing activities	-	(16,824,725)

Financing activities
Proceeds from sale of common stock, net	-	20,535,938
Repayment of note payable	-	(1,155,506)
Repayment of line of credit	-	(260,851)
Decrease in organizer contribution deposits	-	(240,000)

Net cash provided by financing activities	-	18,879,581

Net increase in cash and cash equivalents	-	2,479,682
Cash and cash equivalents, beginning of year	2,536,038	56,356

Cash and cash equivalents, end of year	$2,536,038	$2,536,038

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 8A. Controls and Procedures.

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2006. There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

        The information required by Item 9 is hereby incorporated by reference from our proxy statement for our 2007 annual meeting of shareholders to be held on May 15, 2007.

Item 10. Executive Compensation.

        The information required by Item 10 is hereby incorporated by reference from our proxy statement for our 2007 annual meeting of shareholders to be held on May 15, 2007.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The following table sets forth equity compensation plan information at December 31, 2006.

Equity Compensation Plan Information

			Number of securities
			remaining available for
	Number of securities		future issuance under
	to be issued	Weighted-average	equity compensation
	upon exercise of	exercise price of	plans (c)
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights (a)	warrants and rights (b)	reflected in column (a))
Equity compensation
plans approved by
security holders (1)	44,650	$10.00	215,976
Equity compensation
plans not approved
by security holders(2)	412,500	$10.00	-

Total	457,150	$10.00	215,976

(1)

At our annual meeting of shareholders held on May 16, 2006 shareholders approved the Independence Bancshares, Inc. 2005 Stock Incentive Plan. The 260,626 of shares of common stock available for issuance under the plan will automatically increase each time we issue additional shares so that it continues to equal 12.5% of our total outstanding shares.

(2)

Each of our organizers received, for no additional consideration, a warrant to purchase one share of common stock for $10.00 per share for each share purchased during our initial public offering up to a maximum of 25,000 warrants. The warrants are represented by separate warrant agreements. The warrants vested six months from the date our Bank opened for business, or May 16, 2005, and they are exercisable in whole or in part until May 16, 2015. The warrants may not be assigned, pledged, or hypothecated in any way. The 412,500 of shares issued pursuant to the exercise of such warrants are transferable, subject to compliance with applicable securities laws. If the South Carolina Board of Financial Institutions or the FDIC issues a capital directive or other order requiring the Bank to obtain additional capital, the warrants will be forfeited, if not immediately exercised.

           The additional information required by this Item 11 is hereby incorporated by reference from our proxy statement for our 2007 annual meeting of shareholders to be held on May 15, 2007.

Item 12. Certain Relationships and Related Transactions.

        The information required by Item 12 is hereby incorporated by reference from our proxy statement for our 2007 annual meeting of shareholders to be held on May 15, 2007.

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

_________________

*	Management contract of compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-KSB.

Item 14. Principal Accountant and Fees.

        The information required by Item 14 is hereby incorporated by reference from our proxy statement for our 2007 annual meeting of shareholders to be held on May 15, 2007.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENCE BANCSHARES, INC.

Date: March 21, 2007	By: /s/ Lawrence R. Miller
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

Signature	Title	Date
/s/ Robert M. Austell		March 21, 2007
Robert M. Austell	Director
/s/ Kimberly D. Barrs		March 21, 2007
Kimberly D. Barrs	Chief Financial Officer
/s/ John W. Burnett		March 21, 2007
John W. Burnett	Director
/s/ Robert M. Carpenter, Sr.		March 21, 2007
Robert M. Carpenter, Sr.	Director
/s/ Billy J. Coleman		March 21, 2007
Billy J. Coleman	Director
March 21, 2007
Jose De Ocampo	Director
/s/ Robert E. Hamby, Jr		March 21, 2007
Robert E. Hamby, Jr	Director
/s/ H. Neel Hipp, Jr.		March 21, 2007
H. Neel Hipp, Jr	Director
/s/ James D. King		March 21, 2007
James D. King	Director

/s/ William R. Mathis		March 21, 2007
William R. Mathis	Director
/s/ Lawrence R. Miller		March 21, 2007
Lawrence R. Miller	Chief Executive Officer, Director
/s/ Sudhirkumar C. Patel		March 21, 20076
Sudhirkumar C. Patel	Director
/s/ Hasmukh P. Rama		March 21, 2007
Hasmukh P. Rama	Director
/s/ W. Ray Samuels		March 21, 2007
W. Ray Samuels	Director
/s/ Charles D. Walters		March 21, 2007
Charles D. Walters	Director
/s/ Roger W. Walters		March 21, 2007
Roger W. Walters	Director
/s/ Vivian A. Wong		March 21, 2007
Vivian A. Wong	Director

EXHIBIT INDEX

Exhibit      Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company's Form SB-2, File No. 333-121485).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Form SB-2, File No. 333- 121485).
4.1	See Exhibits 3.1 and 3.2 for provisions in Independence Bancshares, Inc.'s Articles of Incorporation and Bylaws defining the rights of holders of the common stock (incorporated by reference to Exhibit 4.1 of the Company's Form SB-2, File No.
333-121485).
4.2	Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Company's Form SB-2, File No.
333-121485).
10.1	Employment Agreement between Independence Bancshares, Inc. and Larry Miller dated July 1, 2004 (incorporated by reference to Exhibit 10.1 of the Company's Form SB-2, File No. 333-121485).*
10.2	Employment Agreement between Independence Bancshares, Inc. and Kimberly D. Barrs dated October 4, 2004 (incorporated by reference to Exhibit 10.3 of the Company's Form SB-2, File No. 333- 121485).*
10.3	Form of Stock Warrant Agreement (incorporated by reference to Exhibit 10.4 of the Company's Form SB-2, File No.
333-121485).*
10.4	Form of Escrow Agreement between The Bankers Bank and Independence Bancshares, Inc. (incorporated by reference to Exhibit
10.5 of the Company's Form SB-2, File No. 333-121485).
10.5	Independence Bancshares, Inc. 2005 Stock Incentive Plan and Form of Option Agreement (incorporated by reference to Exhibit
10.1 of the Company's Form 10-QSB for the period ended June 30, 2005). *
10.6	Employment Agreement between Independence Bancshares, Inc. and Susan B. Hoag dated January 10, 2005 (incorporated by reference to Exhibit 10.6 of the Company's Form SB-2, File No. 333-121485).*
10.7	Employment Agreement between Independence Bancshares, Inc. and Schaefer M. Carpenter dated January 10, 2005
(incorporated by reference to Exhibit 10.7 of the Company's Form SB-2, File No. 333-121485).*
10.8	Form of Sales Agency Agreement between Independence Bancshares, Inc. and FIG Partners, L.L.C.
(incorporated by reference to Exhibit 10.8 of the Company's Form SB-2, File No. 333-121485).
10.9	Stock Warrant Agreement between Lawrence R. Miller and the Company dated May 16, 2005 (incorporated by reference to Exhibit
10.2 of the Company's Form 10-QSB for the period ended June 30, 2005).*
21.1	Subsidiaries of the Company.
24.1	Power of Attorney (filed as part of the signature page herewith).
31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32	Section 1350 Certifications.