Form 10QSB
period 2007-03-31
Independence Bancshares, Inc.
filed 2007-05-01
CIK 1311828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2007

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

        State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,085,010 shares of common stock, par value $.01 per share, outstanding as of April 30, 2007.

        Transitional Small Business Disclosure Format (check one):    Yes     No

Independence Bancshares, Inc.

Part I — Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets
(unaudited)

	March 31, 2007	December 31, 2006
Assets
Cash and due from banks	$663,330	$397,010
Federal funds sold	2,727,000	779,000
Investment securities available for sale	8,467,865	9,584,946
Non-marketable equity securities	613,100	556,750
Loans, net	75,795,400	61,755,044
Accrued interest receivable	391,172	357,257
Property and equipment, net	1,583,775	1,618,513
Other assets	832,963	681,813

Total assets	$91,074,605	$75,730,333

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Non-interest bearing	$2,897,809	$2,368,069
Interest bearing	69,481,017	54,538,647

Total deposits	72,378,826	56,906,716

Borrowings	108	123,773
Accrued interest payable	104,558	84,512
Accounts payable and accrued liabilities	117,625	141,862

Total liabilities	72,601,117	57,256,863

Commitments and contingencies

Shareholders’ Equity
Preferred stock, $.01 par value; 10,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $.01 par value; 10,000,000 shares
authorized; 2,085,010 shares issued and outstanding	20,850	20,850
Additional paid-in capital	20,580,088	20,563,588
Accumulated other comprehensive loss	(56,221)	(80,200)
Retained deficit	(2,071,229)	(2,030,768)

Total shareholders' equity	18,473,488	18,473,470

Total liabilities and shareholders’ equity	$91,074,605	$75,730,333

The accompanying notes are an integral part of these financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Operations
(unaudited)

	Three Months Ended
	March 31,
	2007	2006
Interest income
Loans	$1,392,454	$598,357
Investment securities	97,370	115,577
Federal funds sold & other	16,388	59,103

Total interest income	1,506,212	773,037

Interest expense
Deposits	706,858	281,362
Borrowings	6,635	21,436

Total interest expense	713,493	302,798

Net interest income	792,719	470,239

Provision for loan losses	192,000	130,000

Net interest income after provision
for loan losses	600,719	340,239

Non-interest income	12,788	12,143

Non-interest expenses
Compensation and benefits	$373,518	$448,960
Professional fees	39,854	44,140
Marketing	59,389	26,301
Insurance	16,657	13,701
Occupancy and equipment	79,324	72,739
Data processing and related costs	56,523	38,703
Telephone and supplies	11,012	12,344
Other	31,191	28,141

Total non-interest expenses	667,468	685,029

Loss before income tax benefit	(53,961)	(332,647)

Income tax benefit	13,500	83,000

Net loss	$(40,461)	$(249,647)

Loss per common share - basic and diluted	$(0.02)	$(0.12)

Weighted average common shares outstanding - basic and diluted	2,085,010	2,085,010

The accompanying notes are an integral part of these financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Changes
In Shareholders’ Equity and Comprehensive Loss
(unaudited)

				Accumulated
				other
	Common Stock		Additional	comprehensive	Retained
	Shares	Amount	paid-in capital	loss	deficit	Total

December 31, 2005	2,085,010	$20,850	$20,515,188	$(108,450)	$(1,389,040)	$19,038,548
Compensation expense related to
stock options granted	-	-	11,400	-	-	11,400
Net loss	-	-	-	-	(249,647)	(249,647)
Unrealized losses on investment
securities available for sale,
net of tax	-	-	-	(19,720)	-	(19,720)

Total comprehensive loss	-	-	-	-	-	(269,367)

March 31, 2006	2,085,010	$20,850	$20,526,588	$(128,170)	$(1,638,687)	$18,780,581

December 31, 2006	2,085,010	$20,850	$20,563,588	$(80,200)	$(2,030,768)	$18,473,470
Compensation expense related to
stock options granted	-	-	16,500	-	-	16,500
Net loss	-	-	-	-	(40,461)	(40,461)
Unrealized loss on investment
securities available for sale,
net of tax	-	-	-	23,979	-	23,979

Total comprehensive loss	-	-	-	-	-	(16,482)

March 31, 2007	2,085,010	$20,850	$20,580,088	$(56,221)	$(2,071,229)	$18,473,488

The accompanying notes are an integral part of these financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,
	2007	2006
Operating activities
Net loss	$(40,461)	$(249,647)
Adjustments to reconcile net loss to cash used in operating activities
Provision for loan losses	192,000	130,000
Depreciation	50,144	46,412
Accretion of investment securities discounts, net	(710)	(1,719)
Benefit for deferred income taxes	(13,500)	(83,000)
Compensation expense related to stock options granted	16,500	11,400
Increase in other assets, net	(78,543)	(139,464)
(Decrease) increase in other liabilities, net	(4,191)	197,102

Net cash provided by (used in) operating activities	121,239	(88,916)

Investing activities
Origination of loans, net	(14,337,732)	(9,867,294)
Maturity of investment securities available for sale	1,000,000	--
Repayments of investment securities available for sale	154,124	160,516
Purchase of non-marketable equity securities, net	(56,350)	(27,050)
Purchase of property and equipment	(15,406)	--

Net cash used in investing activities	(13,255,364)	(9,733,828)

Financing activities
Increase in deposits, net	15,472,110	22,540,781
Decrease in short-term borrowings	(123,665)	(4,923,003)

Net cash provided by financing activities	15,348,445	17,617,778

Net increase in cash and cash equivalents	2,214,320	7,795,034

Cash and cash equivalents at beginning of the period	1,176,010	1,117,893

Cash and cash equivalents at end of the period	$3,390,330	$8,912,927

Supplemental information:
Cash paid for
Interest	$693,447	$290,445

Schedule of non-cash transactions
Decrease (increase) in unrealized loss on securities, net of tax	$23,979	$(19,720)

Loans transferred to other real estate owned	$105,376	$--

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

Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for 2006 as filed with the Securities and Exchange Commission.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        A summary of these policies is included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2006.  For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for 2006 as filed with the Securities and Exchange Commission.  Accounting standards that have been issued or proposed by the Financial Accounting Standards Board that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Cash and Cash Equivalents

        For purposes of reporting cash flows, cash and cash equivalents include cash, amounts due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

Loss per Share

        Basic loss per share represents net loss divided by the weighted-average number of common shares outstanding during the period. Dilutive loss per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method. For the three month periods ended March 31, 2007 and 2006, as a result of the Company’s net loss, all of the potential common shares were considered anti-dilutive.

NOTE 3 – INVESTMENT SECURITIES

        Investment securities classified as “Available for Sale” are carried at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity (net of estimated tax effects). Realized gains or losses on the sale of investments are based on the specific identification method.

        At March 31, 2007, the investment portfolio included an unrealized loss of approximately $85,000. The Company believes, based on industry analyst reports and credit ratings that the deterioration in fair values of investment securities available for sale is attributed to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.

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

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our audited consolidated financial statements as of December 31, 2006, as filed on our Annual Report on Form 10-KSB.

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

Overview

The following discussion describes our results of operations for the quarters ended March 31, 2007 and 2006 and also analyzes our financial condition as of March 31, 2007.

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

Results of Operations

Three months ended March 31, 2007 and 2006

We incurred a net loss of $40,461, or $0.02 per share, for the quarter ended March 31, 2007 compared to a net loss of $249,647, or $0.12 per share, for the quarter ended March 31, 2006, a decrease in loss of $209,186, or 84%. For the three months ended March 31, 2007, we recognized $1.5 million in interest income and $713,493 in interest expense, resulting in net interest income of $792,719, an increase of $322,480, or 69%, over the same period in 2006. This increase in net interest income is a result of our current year growth in average earning assets, which increased to $78.5 million for the three months ended March 31, 2007 from $47.1 million for the three months ended March 31, 2006, an increase of $31.4 million, or 67%.

Provision for loan losses was $192,000 for the quarter ended March 31, 2007, an increase of $62,000, or 48%, compared to the expense of $130,000 for the quarter ended March 31, 2006. This increase in provision expense is due to an increase in net loan originations in the current quarter compared to the comparable quarter in 2006.

For the three months ended March 31, 2007, non-interest income was $12,788 compared to $12,143 for the three months ended March 31, 2006. Non-interest income for the three months ended March 31, 2007 and 2006 was derived from service charges on deposits, customer service fees, rental income, and mortgage origination income.

During the current quarter, we incurred non-interest expenses of $667,468, compared to non-interest expenses of $685,029 for the quarter ended March 31, 2006, a decrease of $17,562, or 3%. This decrease within non-interest expenses for the three month periods ended March 31, 2007 and 2006 primarily resulted from a decrease of $75,442 in compensation and benefits expense compared to the quarter ended March 31, 2006, due to severance payments incurred in the first quarter of 2006 to a former employee under an employment agreement. This decrease was offset by an increase of $33,088 in marketing expenses, due to an emphasis on branding and advertising, and an increase of $17,820 in data processing and related costs, due to the increase in our customer base in the current year.

Assets and Liabilities

General

Total assets as of March 31, 2007 were $91.1 million, representing an increase of $15.3 million, or 20%, compared to December 31, 2006. The increase in assets is due to net loan growth of $14.3 million, which was funded by deposit growth of $15.5 million. Our management closely monitors and seeks to maintain appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and demand.

At March 31, 2007, our total assets consisted principally of $8.5 million in investment securities, $75.8 million in net loans, and $1.6 million in property and equipment. Liabilities at March 31, 2007 totaled $72.6 million, consisting principally of $72.4 million in deposits. At March 31, 2007, shareholders’ equity was $18.5 million.

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, we intend to invest a substantial percentage of our earning assets in our loan portfolio. At March 31, 2007, our loan portfolio consisted primarily of $49.2 million of commercial real estate loans, $12.2 million of commercial business loans, and $15.9 million of consumer and home equity loans.

We discontinue accrual of interest on a loan when we conclude it is doubtful that we will be able to collect interest from the borrower. We reach this conclusion by taking into account factors such as the borrower’s financial condition, economic and business conditions, and the results of our previous collection efforts. Generally, we place a delinquent loan in non-accrual status when the loan becomes 90 days or more past due. When we place a loan in non-accrual status, we reverse all interest which has been accrued on the loan but remains unpaid and deduct this interest from earnings as a reduction of reported interest income. We do not accrue any additional interest on the loan balance until we conclude the collection of both principal and interest is reasonably certain. We had approximately $478,000 and $589,000 in non-accrual loans at March 31, 2007 and December 31, 2006, respectively. This balance represents 0.62% of gross loans at quarter-end. At March 31, 2007, we were not aware of any potential problem loans that were not already categorized as nonaccrual.

On September 6, 2006, we determined it necessary to record an additional provision for loan losses of $398,900 as an impairment charge, or specific reserve, related to one borrowing relationship with an aggregate principal balance of approximately $895,000, of which $477,885 is considered impaired. Our loss estimate was based on an assessment of the underlying collateral securing this relationship. As of March 31, 2007, there were no charge-offs related to this relationship; however in April 2007, the underlying collateral was fully liquidated, the funds were applied to the loans, and the remaining balances were charged off. No material additional loss was incurred by the Bank.

In March 2007, we foreclosed on a 1-4 family residence which was collateral for a loan in the amount of $105,376. The property appraised for approximately $132,000. As of March 31, 2007, we have other real estate owned of $105,376 which is included in other assets in the consolidated balance sheets.

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. As of March 31, 2007, the allowance for loan losses was $1.4 million, or 1.80% of gross loans, compared to $1.2 million, or 1.90% of gross loans as of December 31, 2006. For the quarter ended March 31, 2007, provision for loan losses was $192,000, an increase of $62,000, or 48%, over the three months ended March 31, 2006.

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

Deposits

Our primary source of funds for loans and investments is our deposits. At March 31, 2007, we had $72.4 million in deposits which consisted primarily of $5.3 million in demand deposit accounts, $12.0 million in money market accounts and $55.1 million in time deposits. During the fourth quarter of 2006, we began obtaining deposits outside of our local market area in the form of brokered time deposits. Due to the interest rate environment in our market, as well as strong competition from other banking and financial services companies in gathering deposits, brokered time deposits allow us to obtain funding at a lower interest rate than local market deposits and other funding sources in order to support loan growth. At March 31, 2007, we had $27.9 million in brokered time deposits. We plan to continue the use of brokered time deposits, while maintaining an effort to gather core deposits in our local market.

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of liabilities. We manage both assets and liabilities to achieve appropriate levels of liquidity. Cash and short-term investments are our primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. The investment portfolio is our principal source of secondary asset liquidity. However, the availability of this source of funds is influenced by market conditions and pledging agreements. Individual and commercial deposits and borrowings are our primary source of funds for credit activities. We maintain a federal funds purchased line of credit with a correspondent bank totaling $5.0 million. We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made for leverage purposes, if so desired, in an amount up to 10% of the total assets of the Bank. We believe our liquidity sources are adequate to meet our operating needs. The level of liquidity is measured by the cash, cash equivalents, and investment securities available for sale-to-total assets ratio, which was at 13.02% at March 31, 2007.

Impact of Off-Balance Sheet Instruments

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2007, we had issued commitments to extend credit of $21.1 million through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Capital Resources

Total shareholders’ equity remained relatively unchanged at $18.5 million at March 31, 2007 and December 31, 2006. Our net loss for the quarter of $40,461 was offset by the decrease of $23,979 in unrealized loss on securities available for sale and the capital impact of $16,500 in compensation expense related to stock option grants.

Our Bank and Company are subject to various regulatory capital requirements administered by the federal banking agencies. However, the Federal Reserve guidelines contain an exemption from the capital requirements for “small bank holding companies,” which in 2006 were amended to cover most bank holding companies with less than $500 million in total assets that do not have a material amount of debt or equity securities outstanding registered with the SEC. Although our class of common stock is registered under Section 12 of the Securities Exchange Act, we believe that because our stock is not listed on any exchange or otherwise actively traded, the Federal Reserve Board will interpret its new guidelines to mean that we qualify as a small bank holding company. Nevertheless, our Bank remains subject to these capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

The Bank is also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio. Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios 1% to 2% above the minimum. The Bank exceeded its minimum regulatory capital ratios as of March 31, 2007, as well as the ratios to be considered “well capitalized.”

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at March 31, 2007.

(Dollars in thousands)
			Well Capitalized		Adequately Capitalized
	Actual		Requirement		Requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets	$16,777	20.28%	$8,271	10.0%	$6,617	8.0%
Tier 1 capital to risk weighted assets	$15,739	19.03%	$4,963	6.0%	$3,308	4.0%
Tier 1 capital to average assets	$15,739	19.58%	$4,019	5.0%	$3,216	4.0%

Item 3.   Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2007. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: May 1, 2007	By: /s/ Lawrence R. Miller Lawrence R. Miller Chief Executive Officer (Principal Executive Officer)

Date: May 1, 2007	By: /s/ Kimberly D. Barrs Kimberly D. Barrs Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number                 Description

31.1        Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2        Rule 13a-14(a) Certification of the Principal Financial Officer.

32           Section 1350 Certifications.