Form 10QSB
period 2007-06-30
Independence Bancshares, Inc.
filed 2007-08-03
CIK 1311828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2007

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

        State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,085,010 shares of common stock, par value $.01 per share, outstanding as of July 31, 2007.

        Transitional Small Business Disclosure Format (check one):    Yes     No

Independence Bancshares, Inc.

Part I – Financial Information

Item 1.   Financial Statements

Consolidated Balance Sheets
(unaudited)

	June 30, 2007	December 31, 2006

Assets
Cash and due from banks	$1,749,318	$397,010
Federal funds sold	3,712,000	779,000
Investment securities available for sale	5,289,183	9,584,946
Non-marketable equity securities	837,600	556,750
Loans, net	84,824,860	61,755,044
Accrued interest receivable	432,404	357,257
Property and equipment, net	1,540,079	1,618,513
Other assets	808,882	681,813

Total assets	$99,194,326	$75,730,333

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Non-interest bearing	$2,508,948	$2,368,069
Interest bearing	72,315,018	54,538,647

Total deposits	74,823,966	56,906,716

Borrowings	5,543,529	123,773
Accrued interest payable	107,918	84,512
Accounts payable and accrued liabilities	120,382	141,862

Total liabilities	80,595,795	57,256,863

Commitments and contingencies

Shareholders’ Equity
Preferred stock, $.01 par value; 10,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $.01 par value; 10,000,000 shares
authorized; 2,085,010 shares issued and outstanding	20,850	20,850
Additional paid-in capital	20,611,738	20,563,588
Accumulated other comprehensive loss	(77,307)	(80,200)
Retained deficit	(1,956,750)	(2,030,768)

Total shareholders’ equity	18,598,531	18,473,470

Total liabilities and shareholders’ equity	$99,194,326	$75,730,333

The accompanying notes are an integral part of these financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Interest income
Loans	$1,676,107	$797,537	$3,068,561	$1,395,894
Investment securities	72,903	113,756	170,273	229,333
Federal funds sold & other	35,146	85,832	51,534	144,935

Total interest income	1,784,156	997,125	3,290,368	1,770,162

Interest expense
Deposits	847,144	393,162	1,554,002	674,524
Borrowings	9,105	3,910	15,740	25,346

Total interest expense	856,249	397,072	1,569,742	699,870

Net interest income	927,907	600,053	1,720,626	1,070,292

Provision for loan losses	121,000	103,000	313,000	233,000

Net interest income after provision
for loan losses	806,907	497,053	1,407,626	837,292

Non-interest income	14,003	12,920	26,791	25,063

Non-interest expenses
Compensation and benefits	$392,592	$361,978	$766,110	$810,938
Professional fees	28,760	38,269	68,614	82,409
Marketing	73,177	52,951	132,566	79,252
Insurance	39,990	12,654	56,647	26,355
Occupancy and equipment	91,593	76,289	170,917	149,028
Data processing and related costs	58,765	47,350	115,288	86,053
Telephone and supplies	11,467	10,438	22,479	22,782
Other	34,487	28,106	65,678	56,247

Total non-interest expenses	730,831	628,035	1,398,299	1,313,064

Income (loss) before income tax benefit	90,079	(118,062)	36,118	(450,709)

Income tax benefit	24,400	29,510	37,900	112,510

Net income (loss)	$114,479	$(88,552)	$74,018	$(338,199)

Income (loss) per common share – basic and diluted	$0.05	$(0.04)	$0.04	$(0.16)

Weighted average common shares outstanding – basic
and diluted	2,085,010	2,085,010	2,085,010	2,085,010

The accompanying notes are an integral part of these financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Changes
In Shareholders’ Equity and Comprehensive Income (Loss)
(unaudited)

				Accumulated
				other
	Common Stock		Additional	comprehensive	Retained
	Shares	Amount	paid-in capital	loss	deficit	Total

December 31, 2005	2,085,010	$20,850	$20,515,188	$(108,450)	$(1,389,040)	$19,038,548
Compensation expense related to
stock options granted	-	-	23,400	-	-	23,400
Net loss	-	-	-	-	(338,199)	(338,199)
Unrealized loss on investment securities
available for sale, net of tax	-	-	-	(71,726)	-	(71,726)

Total comprehensive loss	-	-	-	-	-	(409,925)

June 30, 2006	2,085,010	$20,850	$20,538,588	$(180,176)	$(1,727,239)	$18,652,023

December 31, 2006	2,085,010	$20,850	$20,563,588	$(80,200)	$(2,030,768)	$18,473,470
Compensation expense related to
stock options granted	-	-	48,150	-	-	48,150
Net income	-	-	-	-	74,018	74,018
Unrealized gain on investment securities
available for sale, net of tax	-	-	-	2,893	-	2,893

Total comprehensive income	-	-	-	-	-	76,911

June 30, 2007	2,085,010	$20,850	$20,611,738	$(77,307)	$(1,956,750)	$18,598,531

The accompanying notes are an integral part of these financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
	2007	2006
Operating activities
Net income (loss)	$74,018	$(338,199)
Adjustments to reconcile net income (loss) to cash provided by (used in)
operating activities:
Provision for loan losses	313,000	233,000
Depreciation	101,119	93,213
Accretion of investment securities discounts, net	(374)	(3,642)
Benefit for deferred income taxes	(37,900)	(112,510)
Compensation expense related to stock options granted	48,150	23,400
Increase in other assets, net	(165,807)	(162,805)
Increase in other liabilities, net	1,926	87,276

Net cash provided by (used in) operating activities	334,132	(180,267)

Investing activities
Origination of loans, net	(23,488,192)	(17,959,224)
Maturities of investment securities available for sale	4,000,000	-
Repayments of investment securities available for sale	300,521	343,893
Purchase of non-marketable equity securities, net	(280,850)	(19,300)
Purchase of property and equipment	(22,685)	(13,869)
Sale of other real estate owned	105,376	-

Net cash used in investing activities	(19,385,830)	(17,648,500)

Financing activities
Increase in deposits, net	17,917,250	23,507,217
Increase (decrease) in borrowings	5,419,756	(5,043,052)

Net cash provided by financing activities	23,337,006	18,464,165

Net increase in cash and cash equivalents	4,285,308	635,398

Cash and cash equivalents at beginning of the period	1,176,010	1,117,893

Cash and cash equivalents at end of the period	$5,461,318	$1,753,291

Supplemental information:
Cash paid for
Interest	$1,546,336	$687,054

Schedule of non-cash transactions
Decrease (increase) in unrealized loss on securities, net of tax	$2,893	$(71,726)

Loans transferred to other real estate owned	$(105,376)	$-

The accompanying notes are an integral part of these financial statements.

Notes to Unaudited Consolidated Financial Statements

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

        Independence Bancshares, Inc. (the “Company”) is a South Carolina corporation organized to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956 and the South Carolina Banking and Branching Efficiency Act of 1996, to own and control all of the capital stock of Independence National Bank (the “Bank”). The Bank is a national association organized under the laws of the United States to conduct general banking business in Greenville, South Carolina.

Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2006 as filed with the Securities and Exchange Commission.

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

Income (Loss) per Share

        Basic income (loss) per share represents net income (loss) divided by the weighted-average number of common shares outstanding during the period. Dilutive income (loss) per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method. There were 91,000 stock options that were excluded from the calculation of diluted earnings per share because their exercise prices were greater than the calculated average market price of the common shares. For the three and six month periods ended June 30, 2006, as a result of the Company’s net loss, all of the potential common shares were considered anti-dilutive.

NOTE 3 – INVESTMENT SECURITIES

        Investment securities classified as “available for sale” are carried at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity (net of estimated tax effects). Realized gains or losses on the sale of investments are based on the specific identification method.

        At June 30, 2007, the investment portfolio included an unrealized loss of approximately $117,000. The Company believes, based on industry analyst reports and credit ratings that the deterioration in fair values of investment securities available for sale is attributed to changes in market interest rates and not in the credit quality of the issuer. Accordingly, these losses are not considered other-than-temporary. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.

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

DISCUSSION OF FORWARD-LOOKING STATEMENTS

This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that include, without limitation, those described under the heading “Risk Factors” in our Annual Report for the year ended December 31, 2006 filed with the Securities and Exchange Commission, and the following:

•	significant increases in competitive pressure in the banking and financial services industries;
•	changes in the interest rate environment which could reduce anticipated or actual margins;
•	changes in political conditions or the legislative or regulatory environment;
•	general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected, resulting in, among other things, a deterioration in credit quality;
•	changes occurring in business conditions and inflation;
•	changes in technology;
•	changes in deposit flows;
•	changes in monetary and tax policies;
•	the level of allowance for loan loss;
•	the rate of delinquencies and amounts of charge-offs;
•	the rates of loan growth and the lack of seasoning in our loan portfolio;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	loss of consumer confidence and economic disruptions resulting from terrorist activities;
•	changes in the securities markets; and
•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

All forward-looking statements in this report are based on information available to us as of the date of this report. We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Overview

The following discussion describes our results of operations for the three and six month periods ended June 30, 2007 and 2006, and analyzes our financial condition as of June 30, 2007.

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

Results of Operations

Three months ended June 30, 2007 and 2006

For the quarter ended June 30, 2007, we recorded net income of $114,479, or $0.05 per diluted share, compared to a net loss of $88,552, or $0.04 per diluted share, for the quarter ended June 30, 2006, an increase of $203,031, or 229%. For the three months ended June 30, 2007, we recognized $1.8 million in interest income and $856,249 in interest expense, resulting in net interest income of $927,907, an increase of $327,854, or 55%, over the same period in 2006. This increase in net interest income is a result of our current year growth in average earning assets, which increased to $89.6 million for the three months ended June 30, 2007 from $56.9 million for the three months ended June 30, 2006, an increase of $32.6 million, or 57%.

Provision for loan losses was $121,000 for the quarter ended June 30, 2007, an increase of $18,000, or 17%, compared to the expense of $103,000 for the quarter ended June 30, 2006. This increase in provision expense is due to an increase in net loan originations in the second quarter of 2007 compared to the comparable quarter in 2006.

For the three months ended June 30, 2007, non-interest income was $14,003 compared to $12,920 for the three months ended June 30, 2006. Non-interest income for the three months ended June 30, 2007 and 2006 was derived from service charges on deposits, customer service fees, rental income, and mortgage origination income.

During the second quarter of 2007, we incurred non-interest expenses of $730,831 compared to non-interest expenses of $628,035 for the quarter ended June 30, 2006, an increase of $102,796, or 16%. This increase in non-interest expenses between comparable quarters resulted primarily from the following fluctuations: an increase of $30,614 in compensation and benefits due to additional employees and increased stock option expense, an increase of $20,226 in marketing expenses due to an emphasis on branding and advertising, an increase of $27,336 in insurance expense due to increases in FDIC assessment costs along with normal policy rate increases, an increase of $15,304 in occupancy and equipment due to rent increases as well as the leasing of additional space in our current facility, and an increase of $11,415 in data processing and related costs due to an increase in our customer base over the prior year.

Income tax benefit for the quarter ended June 30, 2007 was $24,400 compared to $29,510 for the quarter ended June 30, 2006. The benefit for 2007 relates to the generation of taxable income offset by the usage of net operating loss carry-forwards. The benefit for 2006 related primarily to net operating loss carry-forwards created during that period.

Six months ended June 30, 2007 and 2006

For the six months ended June 30, 2007, we recorded net income of $74,018, or $0.04 per diluted share, compared to a net loss of $338,199, or $0.16 per diluted share, for the six months ended June 30, 2006, an increase of $412,217, or 122%. For the six months ended June 30, 2007, we recognized $3.3 million in interest income and $1.6 million in interest expense, resulting in net interest income of $1.7 million, an increase of $650,334, or 61%, over the same period in 2006. This increase in net interest income is a result of our current year growth in average earning assets, which increased to $84.0 million for the six months ended June 30, 2007 from $52.0 million for the six months ended June 30, 2006, an increase of $32.0 million, or 62%.

Provision for loan losses was $313,000 for the six months ended June 30, 2007, an increase of $80,000, or 34%, compared to the expense of $233,000 for the six months ended June 30, 2006. This increase in provision expense is due to an increase in net loan originations in the current year compared to the comparable period in 2006.

For the six months ended June 30, 2007, non-interest income was $26,791 compared to $25,063 for the six months ended June 30, 2006. Non-interest income for the six months ended June 30, 2007 and 2006 was derived from service charges on deposits, customer service fees, rental income, and mortgage origination income.

During the current year, we incurred non-interest expenses of $1.4 million compared to non-interest expenses of $1.3 million for the six months ended June 30, 2006, an increase of $85,235, or 6%. This increase in non-interest expenses between 2007 and 2006 resulted primarily from increases in marketing expenses of $53,314, due to an emphasis on branding and advertising, insurance expenses of $30,292, due to increases in FDIC assessment costs along with normal policy rate increases, occupancy and equipment of $21,889, due to rent increases as well as the leasing of additional space in our current facility, data processing and related costs of $29,235 due to an increase in our customer base over prior year. These increases were offset by decreases in compensation and benefits of $44,828, and professional fees of $13,795 due to severance payments incurred in the first quarter of 2006 for a former employee under an employment agreement, along with related legal and consulting fees.

Income tax benefit for the six months ended June 30, 2007 was $37,900 compared to $112,510 for the six months ended June 30, 2006. The benefit for 2007 relates to the generation of taxable income offset by the usage of net operating loss carry-forwards. The benefit for 2006 related primarily to net operating loss carry-forwards created during that period.

Assets and Liabilities

General

Total assets as of June 30, 2007 were $99.2 million, representing an increase of $23.5 million, or 31%, compared to December 31, 2006. The increase in assets is due to net loan growth of $23.1 million, which was funded by deposit growth of $17.9 million. Our management closely monitors and seeks to maintain appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and demand.

At June 30, 2007, our total assets consisted principally of $5.3 million in investment securities available for sale, $84.8 million in net loans, and $1.5 million in property and equipment. Liabilities at June 30, 2007 totaled $80.6 million, consisting principally of $74.8 million in deposits and $5.5 million in borrowings. At June 30, 2007, shareholders’ equity was $18.6 million.

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, we intend to invest a substantial percentage of our earning assets in our loan portfolio. At June 30, 2007, our loan portfolio consisted primarily of $55.3 million of commercial real estate loans, $12.7 million of commercial business loans, and $18.2 million of consumer and home equity loans.

We discontinue accrual of interest on a loan when we conclude it is doubtful that we will be able to collect interest from the borrower. We reach this conclusion by taking into account factors such as the borrower’s financial condition, economic and business conditions, and the results of our previous collection efforts. Generally, we place a delinquent loan in non-accrual status when the loan becomes 90 days or more past due. When we place a loan in non-accrual status, we reverse all interest which has been accrued on the loan but remains unpaid and deduct this interest from earnings as a reduction of reported interest income. We do not accrue any additional interest on the loan balance until we conclude the collection of both principal and interest is reasonably certain. We had no non-accrual loans at June 30, 2007, a decrease from $589,000 in non-accrual loans at December 31, 2006. This decrease resulted from the resolution of two lending relationships, as discussed below.

At June 30, 2007, we had one borrowing relationship with an aggregate principal balance of $1.1 million that was considered classified. This relationship was placed on non-accrual status in July 2007. At this time, management does not consider this relationship to be impaired. We are continuing to evaluate the financial condition of the borrower and the value of the collateral; however we do not believe we will incur a material loss from this relationship at this time.

On September 6, 2006, we determined it to be necessary to record an additional provision for loan losses of $398,900 as an impairment charge, or specific reserve, related to one borrowing relationship with an aggregate principal balance of approximately $895,000, of which $477,885 was considered impaired. Our loss estimate was based on an assessment of the underlying collateral securing this relationship. In April 2007, the underlying collateral of this relationship was fully liquidated, the funds were applied to the loans, and the remaining balances were charged off. No additional loss was incurred by the Bank. Charge-offs for the three and six months ended June 30, 2007 were $397,661 and all related to this one loan relationship.

In March 2007, we foreclosed on a 1-4 family residence which was collateral for a loan in the amount of $105,376. This property was sold in June 2007 with no gain or loss recorded on the sale of the property.

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. The allowance for loan losses for the three and six months ended June 30, 2007 and 2006 is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Balance at beginning of the period	$1,390,152	$468,000	$1,198,152	$338,000
Provision for loan losses	121,000	103,000	313,000	233,000
Loans charged-off	(397,661)	-	(397,661)	-
Recoveries of loans previously charged-off	-	-	-	-

Balance at end of the period	$1,113,491	$571,000	$1,113,491	$571,000

As of June 30, 2007, the allowance for loan losses was $1.1 million compared to $1.2 million as of December 31, 2006. For the quarter ended June 30, 2007, provision for loan losses was $121,000, an increase of $18,000, or 17%, over the three months ended June 30, 2006. Provision for loan losses was $313,000 for the six months ended June 30, 2007 compared to $233,000 for the same period in 2006, an increase of $80,000, or 34%. Increases in the loan loss provision are due to an increase in net loan originations in the current year compared to the comparable period in 2006.

During the three months ended June 30, 2007, we recorded charge-offs of $397,661 related to the loan relationship discussed under “Loans” above. No other charge-offs have been recognized in the current year. As of June 30, 2007, the allowance for loan losses was 1.30% of gross loans, compared to 1.90% of gross loans as of December 31, 2006. This percentage decrease is due to the resolution of the loan relationship noted under “Loans” above and the corresponding decrease in the specific reserve.

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

Deposits

Our primary source of funds for loans and investments is our deposits. At June 30, 2007, we had $74.8 million in deposits which consisted primarily of $5.5 million in demand deposit accounts, $12.0 million in money market accounts and $57.2 million in time deposits. During the fourth quarter of 2006, we began obtaining deposits outside of our local market area in the form of brokered time deposits. Due to the interest rate environment in our market, as well as strong competition from other banking and financial services companies in gathering deposits, brokered time deposits allow us to obtain funding at a lower interest rate than local market deposits and other funding sources in order to support loan growth. At June 30, 2007, we had $29.9 million in brokered time deposits. We plan to continue the use of brokered time deposits, while maintaining an effort to gather core deposits in our local market.

Borrowings

We use borrowings to fund growth of earning assets in excess of deposit growth. Borrowings totaled $5.5 million at June 30, 2007, compared to $123,773 at December 31, 2006. This increase is due to the addition of a Federal Home Loan Bank (“FHLB”) Advance in the amount of $5.0 million during June 2007. The advance has a rate of 5.04% and matures in June 2012, with an option to be called by the FHLB in June 2009. The remaining balance in borrowings represents customer repurchase agreements.

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of liabilities. We manage both assets and liabilities to achieve appropriate levels of liquidity. Cash and short-term investments are our primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. The investment portfolio is our principal source of secondary asset liquidity. However, the availability of this source of funds is influenced by market conditions and pledging agreements. Individual and commercial deposits and borrowings are our primary source of funds for credit activities. We maintain a federal funds purchased line of credit with a correspondent bank totaling $5.0 million. We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made for leverage purposes, if so desired, in an amount up to 20% of the total assets of the Bank. We believe our liquidity sources are adequate to meet our operating needs. The level of liquidity is measured by the cash, cash equivalents, and investment securities available for sale-to-total assets ratio, which was at 10.84% at June 30, 2007.

Impact of Off-Balance Sheet Instruments

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2007, we had issued commitments to extend credit of $21.9 million through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Commitments and Contingencies

On June 22, 2007, we entered into an agreement to lease a branch facility in Taylors, South Carolina for ten years under an operating lease, contingent upon regulatory approval.  We also filed an application with the Office of the Comptroller of the Currency on June 27, 2007 to open a full-service branch at this location.  On July 31, 2007, the Office of the Comptroller of the Currency approved our application to open a full-service branch on Wade Hampton Boulevard in Taylors, South Carolina. The monthly rent under the lease agreement will be $8,025 beginning July 31, 2007, the date of regulatory approval, through July 30, 2012, and $9,229 from July 31, 2012 through July 30, 2017.  No rent expense has been incurred through June 30, 2007.

Capital Resources

Total shareholders’ equity was $18.6 million at June 30, 2007, an increase of $125,061, or 1%, from $18.5 million at December 31, 2006. This increase is due to our net income for the six months ended June 30, 2007 of $74,018, the decrease of $2,893 in unrealized loss on securities available for sale, and the capital impact of $48,150 in compensation expense related to stock option grants.

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

The Bank is also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio. Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios 1% to 2% above the minimum. The Bank exceeded its minimum regulatory capital ratios as of June 30, 2007, as well as the ratios to be considered “well capitalized.”

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at June 30, 2007.

	(Dollars in thousands)
			Well Capitalized		Adequately Capitalized
	Actual		Requirement		Requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets	$16,873	18.46%	$ 9,141	10.0%	$ 7,313	8.0%
Tier 1 capital to risk weighted assets	$15,760	17.24%	$ 5,485	6.0%	$ 3,656	4.0%
Tier 1 capital to average assets	$15,760	17.18%	$ 4,588	5.0%	$ 3,670	4.0%

Item 3.   Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2007. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Not applicable

Item 3.   Default Upon Senior Securities

Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders

On May 15, 2007, Independence Bancshares, Inc. held its 2007 Annual Meeting of Shareholders. The results of the 2007 Annual Meeting of Shareholders were as follows:

Proposal #1  –  Election of Directors

	Voting Shares in Favor		Withheld
	#	%	Authority
Robert M. Austell	1,331,450	100
John W. Burnett, Sr.	1,331,450	100
Robert M. Carpenter	1,331,450	100
Billy J. Coleman	1,331,450	100
Jose De Ocampo	1,331,450	100
Robert E. Hamby, Jr.	1,331,450	100
H. Neel Hipp, Jr.	1,331,450	100
James D. King	1,331,450	100
William R. Mathis	1,331,450	100
Lawrence R. Miller	1,330,950	100	500
Sudhirkumar C. Patel	1,331,450	100
Hasmukh P. Rama	1,331,150	100	300
W. Ray Samuels	1,331,450	100
Charles D. Walters	1,331,450	100
Roger W. Walters	1,331,450	100
Vivian A. Wong	1,331,450	100

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

Date: August 3, 2007	By: /s/ Lawrence R. Miller Lawrence R. Miller Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2007	By: /s/ Kimberly D. Barrs Kimberly D. Barrs Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit
Number                 Description

31.1        Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2        Rule 13a-14(a) Certification of the Principal Financial Officer.

32           Section 1350 Certifications.