Form 10QSB
period 2007-09-30
Independence Bancshares, Inc.
filed 2007-11-02
CIK 1311828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2007

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

        State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,085,010 shares of common stock, par value $.01 per share, outstanding as of October 31, 2007.

        Transitional Small Business Disclosure Format (check one):    Yes     No

Independence Bancshares, Inc.

Part I – Financial Information

Item 1.   Financial Statements

Consolidated Balance Sheets

	September 30, 2007	December 31, 2006
	(unaudited)	(audited)
Assets
Cash and due from banks	$6,039,350	$397,010
Federal funds sold	-	779,000
Investment securities available for sale	5,205,612	9,584,946
Non-marketable equity securities	837,600	556,750
Loans, net	93,128,564	61,755,044
Accrued interest receivable	478,548	357,257
Property and equipment, net	1,623,727	1,618,513
Other assets	846,042	681,813

Total assets	$108,159,443	$75,730,333

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Non-interest bearing	$3,417,621	$2,368,069
Interest bearing	79,762,124	54,538,647

Total deposits	83,179,745	56,906,716

Borrowings	5,974,233	123,773
Accrued interest payable	121,532	84,512
Accounts payable and accrued liabilities	177,040	141,862

Total liabilities	89,452,550	57,256,863

Commitments and contingencies

Shareholders’ Equity
Preferred stock, $.01 par value; 10,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $.01 par value; 10,000,000 shares
authorized; 2,085,010 shares issued and outstanding	20,850	20,850
Additional paid-in capital	20,642,788	20,563,588
Accumulated other comprehensive loss	(43,228)	(80,200)
Retained deficit	(1,913,517)	(2,030,768)

Total shareholders' equity	18,706,893	18,473,470

Total liabilities and shareholders' equity	$108,159,443	$75,730,333

The accompanying notes are an integral part of these financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest income
Loans	$1,831,322	$1,020,215	$4,899,883	$2,416,109
Investment securities	55,170	111,682	225,443	341,015
Federal funds sold & other	57,400	10,246	108,934	155,181

Total interest income	1,943,892	1,142,143	5,234,260	2,912,305

Interest expense
Deposits	913,923	426,392	2,467,925	1,100,916
Borrowings	67,753	27,824	83,493	53,170

Total interest expense	981,676	454,216	2,551,418	1,154,086

Net interest income	962,216	687,927	2,682,842	1,758,219

Provision for loan losses	109,500	522,750	422,500	755,750

Net interest income after provision
for loan losses	852,716	165,177	2,260,342	1,002,469

Non-interest income	10,367	11,849	37,158	36,912

Non-interest expenses
Compensation and benefits	$433,296	$327,665	$1,199,406	$1,138,603
Professional fees	50,932	30,051	119,546	112,460
Marketing	83,611	76,797	216,177	156,049
Insurance	32,691	14,136	89,338	40,491
Occupancy and equipment	120,101	75,824	291,018	224,852
Data processing and related costs	73,824	49,834	189,112	135,887
Telephone and supplies	9,891	9,235	32,370	32,017
Other	39,304	30,973	104,982	87,220

Total non-interest expenses	843,650	614,515	2,241,949	1,927,579

Income (loss) before income tax benefit	19,433	(437,489)	55,551	(888,198)

Income tax benefit	23,800	113,170	61,700	225,680

Net income (loss)	$43,233	$(324,319)	$117,251	$(662,518)

Income (loss) per common share - basic and diluted	$0.02	$(0.16)	$0.06	$(0.32)

Weighted average common shares outstanding - basic	2,085,010	2,085,010	2,085,010	2,085,010

Weighted average common shares outstanding - diluted	2,104,653	2,085,010	2,104,653	2,085,010

The accompanying notes are an integral part of these financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Changes
In Shareholders’ Equity and Comprehensive Income (Loss)
(unaudited)

				Accumulated
				other
	Common stock		Additional	comprehensive	Retained
	Shares	Amount	paid-in capital	loss	deficit	Total

December 31, 2005	2,085,010	$20,850	$20,515,188	$(108,450)	$(1,389,040)	$19,038,548
Compensation expense related to
stock options granted	-	-	36,150	-	-	36,150
Net loss	-	-	-	-	(662,518)	(662,518)
Unrealized loss on investment
securities available for sale,
net of tax
	-	-	-	(5,890)	-	(5,890)

Total comprehensive loss	-	-	-	-	-	(668,408)

September 30, 2006	2,085,010	$20,850	$20,551,338	$(114,340)	$(2,051,558)	$18,406,290

December 31, 2006	2,085,010	$20,850	$20,563,588	$(80,200)	$(2,030,768)	$18,473,470
Compensation expense related to
stock options granted	-	-	79,200	-	-	79,200
Net income	-	-	-	-	117,251	117,251
Unrealized gain on investment
securities available for sale,
net of tax	-	-	-	36,972	-	36,972

Total comprehensive income	-	-	-	-	-	154,224

September 30, 2007	2,085,010	$20,850	$20,642,788	$(43,228)	$(1,913,517)	$18,706,893

The accompanying notes are an integral part of these financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Operating activities
Net income (loss)	$117,251	$(662,518)
Adjustments to reconcile net income (loss) to cash provided by (used in)
operating activities:
Provision for loan losses	422,500	755,750
Depreciation	153,097	142,559
Amortization (accretion) of investment securities discounts, net	564	(5,512)
Benefit for deferred income taxes	(61,700)	(225,680)
Compensation expense related to stock options granted	79,200	36,150
Increase in other assets, net	(242,867)	(274,347)
Increase in other liabilities, net	72,198	86,887

Net cash provided by (used in) operating activities	540,243	(146,711)

Investing activities
Origination of loans, net	(31,901,396)	(28,860,298)
Purchase of investment securities available for sale	(1,000,000)	-
Maturities of investment securities available for sale	5,000,000	-
Repayments of investment securities available for sale	434,789	506,118
Purchase of non-marketable equity securities, net	(280,850)	(14,750)
Purchase of property and equipment	(158,311)	(57,847)
Sale of other real estate owned	105,376	-

Net cash used in investing activities	(27,800,392)	(28,426,777)

Financing activities
Increase in deposits, net	26,273,029	27,641,542
Increase (decrease) in borrowings	5,850,460	(121,825)

Net cash provided by financing activities	32,123,489	27,519,717

Net increase (decrease) in cash and cash equivalents	4,863,340	(1,053,771)

Cash and cash equivalents at beginning of the period	1,176,010	1,117,893

Cash and cash equivalents at end of the period	$6,039,350	$64,122

Supplemental information:
Cash paid for
Interest	$2,514,398	$1,112,485

Schedule of non-cash transactions
Decrease (increase) in unrealized loss on securities, net of tax	$36,972	$(5,890)

Loans transferred to other real estate owned	$(105,376)	$-

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

Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2006 as filed with the Securities and Exchange Commission.

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

Income (Loss) per Share

        Basic income (loss) per share represents net income (loss) divided by the weighted-average number of common shares outstanding during the period. Dilutive income (loss) per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method. For the three and nine month periods ended September 30, 2007, there were 90,350 stock options that were excluded from the calculation of diluted earnings per share because their exercise prices were greater than the calculated average market price of the common shares. For the three and nine month periods ended September 30, 2006, as a result of the Company’s net loss, all of the potential common shares were considered anti-dilutive.

NOTE 3 – INVESTMENT SECURITIES

        Investment securities classified as “available for sale” are carried at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity (net of estimated tax effects). Realized gains or losses on the sale of investments are based on the specific identification method.

        At September 30, 2007, the investment portfolio included an unrealized loss of approximately $65,000. The Company believes, based on industry analyst reports and credit ratings that the deterioration in fair values of investment securities available for sale is attributed to changes in market interest rates and not in the credit quality of the issuer. Accordingly, these losses are not considered other-than-temporary. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.

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

Overview

The following discussion describes our results of operations for the three and nine month periods ended September 30, 2007 and 2006, and analyzes our financial condition as of September 30, 2007.

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

Results of Operations

Three months ended September 30, 2007 and 2006

For the quarter ended September 30, 2007, we recorded net income of $43,233, or $0.02 per diluted share, compared to a net loss of $324,319, or $.16 per diluted share, for the quarter ended September 30, 2006, an improvement of $367,552, or 113%. For the three months ended September 30, 2007, we recognized $1.9 million in interest income and $981,676 in interest expense, resulting in net interest income of $962,216, an increase of $274,289, or 40%, over the $687,927 we earned during same period in 2006. This increase in net interest income is a result of our current year growth in average earning assets, which increased to $98.4 million for the three months ended September 30, 2007 from $60.2 million for the three months ended September 30, 2006, an increase of $38.2 million, or 64%. This growth was partially offset by a decrease in net interest margin of 68 basis points from 4.48% for the three months ended September 30, 2006 to 3.80% for the three months ended September 30, 2007. This decrease was due to an increase in the cost of funds between quarters.

Provision for loan losses was $109,500 for the quarter ended September 30, 2007, a decrease of $413,250, or 79%, compared to the expense of $522,750 for the quarter ended September 30, 2006. This decrease in provision expense is due to the additional provision expense of $398,900 that was recorded in September 2006 as a specific reserve related to one loan relationship that was determined to be impaired. See additional information related to this impairment under the ‘Provision and Allowance for Loan Losses’ section below.

For the three months ended September 30, 2007, non-interest income was $10,367 compared to $11,849 for the three months ended September 30, 2006. Non-interest income for the three months ended September 30, 2007 and 2006 was derived from service charges on deposits, customer service fees, rental income, and mortgage origination income.

During the third quarter of 2007, we incurred non-interest expenses of $843,650, compared to non-interest expenses of $614,515 for the quarter ended September 30, 2006, an increase of $229,135, or 27%. This increase in non-interest expenses between comparable quarters resulted primarily from the following fluctuations: an increase of $105,631 in compensation and benefits due to the addition of employees in the current year as well as increased stock option and bonus expense, an increase of $20,881 in professional fees due to increased legal expenses and additional current year costs related to compliance with Sarbanes Oxley regulations, an increase of $18,555 in insurance expense due to increases in FDIC assessment costs along with normal policy rate increases, an increase of $44,277 in occupancy and equipment primarily due to additional rent expense related to the leasing of additional space in our current facility and the addition of the Wade Hampton branch, as well as increased utilities expense and property taxes, and an increase of $23,990 in data processing and related costs due to an increase in our customer base over the prior year.

Income tax benefit for the quarter ended September 30, 2007 was $23,800 compared to $113,170 for the quarter ended September 30, 2006. The benefit for 2007 relates to the generation of taxable income offset by the usage of net operating loss carry-forwards. The benefit for 2006 related primarily to net operating loss carry-forwards created during that period.

Nine months ended September 30, 2007 and 2006

For the nine months ended September 30, 2007, we recorded net income of $117,251, or $0.06 per diluted share, compared to a net loss of $662,518, or $0.32 per diluted share, for the nine months ended September 30, 2006, an improvement of $779,769, or 118%. For the nine months ended September 30, 2007, we recognized $5.2 million in interest income and $2.6 million in interest expense, resulting in net interest income of $2.7 million, an increase of $924,623, or 53%, over the $1,758,219 we earned during the same period in 2006. This increase in net interest income is a result of our current year growth in average earning assets, which increased to $88.8 million for the nine months ended September 30, 2007 from $54.7 million for the nine months ended September 30, 2006, an increase of $34.1 million, or 62%. This growth was partially offset by a decrease in net interest margin of 27 basis points from 4.23% for the nine months ended September 30, 2006 to 3.96% for the nine months ended September 30, 2007. This decrease was due to an increase in the cost of funds between periods.

Provision for loan losses was $422,500 for the nine months ended September 30, 2007, a decrease of $333,250, or 44%, compared to the expense of $755,750 for the nine months ended September 30, 2006. This decrease in provision expense is due to the additional provision expense of $398,900 that was recorded in September 2006 as a specific reserve related to one loan relationship that was determined to be impaired. See additional information related to this impairment under the ‘Provision and Allowance for Loan Losses’ section below.

For the nine months ended September 30, 2007, non-interest income was $37,158 compared to $36,912 for the nine months ended September 30, 2006. Non-interest income for the nine months ended September 30, 2007 and 2006 was derived from service charges on deposits, customer service fees, rental income, and mortgage origination income.

During the current year, we incurred non-interest expenses of $2.2 million compared to non-interest expenses of $1.9 million for the nine months ended September 30, 2006, an increase of $314,370, or 16%. This increase in non-interest expenses between 2007 and 2006 resulted primarily from increases in compensation and benefits of $60,803, due to the addition of employees in the current year as well as increased stock option and bonus expense, marketing expenses of $60,128, due to an emphasis on branding and advertising, insurance expenses of $48,847, due to increases in FDIC assessment costs along with normal policy rate increases, occupancy and equipment of $66,166, due to additional rent expense related to the leasing of additional space in our current facility and the addition of the Wade Hampton branch, as well as increased utilities expense and property taxes, and data processing and related costs of $53,225 due to an increase in our customer base over prior year.

Income tax benefit for the nine months ended September 30, 2007 was $61,700 compared to $225,680 for the nine months ended September 30, 2006. The benefit for 2007 relates to the generation of taxable income offset by the usage of net operating loss carry-forwards. The benefit for 2006 related primarily to net operating loss carry-forwards created during that period.

Assets and Liabilities

General

Total assets increased $32.4 million, or 43%, to $108.2 million at September 30, 2007 from $75.7 million at December 31, 2006. The increase in assets is due to net loan growth of $31.4 million, which was funded by deposit growth of $26.3 million. Our management closely monitors and seeks to maintain appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and demand.

At September 30, 2007, our total assets consisted principally of $6.0 million in cash and cash equivalents, $5.2 million in investment securities available for sale, $93.1 million in net loans, and $1.6 million in property and equipment. Liabilities at September 30, 2007 totaled $89.5 million, consisting principally of $83.2 million in deposits and $6.0 million in borrowings. At September 30, 2007, shareholders’ equity was $18.7 million.

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, we intend to invest a substantial percentage of our earning assets in our loan portfolio. At September 30, 2007, our loan portfolio consisted primarily of $60.5 million of commercial real estate loans, $14.4 million of commercial business loans, and $19.6 million of consumer and home equity loans.

We discontinue accrual of interest on a loan when we conclude it is doubtful that we will be able to collect interest from the borrower. We reach this conclusion by taking into account factors such as the borrower’s financial condition, economic and business conditions, and the results of our previous collection efforts. Generally, we place a delinquent loan in non-accrual status when the loan becomes 90 days or more past due. When we place a loan in non-accrual status, we reverse all interest which has been accrued on the loan but remains unpaid and deduct this interest from earnings as a reduction of reported interest income. We do not accrue any additional interest on the loan balance until we conclude the collection of both principal and interest is reasonably certain. We had $1.1 million and $589,000 in non-accrual loans at September 30, 2007 and December 31, 2006, respectively. This balance represents 1.15% of gross loans at quarter-end. At September 30, 2007, we were not aware of any potential problem loans that were not already categorized as nonaccrual.

At September 30, 2007, we had one borrowing relationship with an aggregate principal balance of $1.1 million that was considered classified. This relationship was placed on non-accrual status in July 2007. Based on our current evaluation of the financial condition of the borrower and the sufficient value of the collateral, we do not believe we will incur a material loss from this relationship at this time. Based on the same factors, management does not consider this relationship to be impaired.

On September 6, 2006, we determined it to be necessary to record an additional provision for loan losses of $398,900 as an impairment charge, or specific reserve, related to one borrowing relationship with an aggregate principal balance of approximately $895,000, of which $477,885 was considered impaired. Our loss estimate was based on an assessment of the underlying collateral securing this relationship. In April 2007, the underlying collateral of this relationship was fully liquidated, the funds were applied to the loans, and the remaining balances were charged off. No additional loss was incurred by the Bank. Charge-offs for the nine months ended September 30, 2007 were $397,661 and all related to this one loan relationship. There were no charge-offs during the three months ended September 30, 2007.

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. The allowance for loan losses for the three and nine months ended September 30, 2007 and 2006 is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Balance at beginning of the period	$1,113,491	$571,000	$1,198,152	$338,000
Provision for loan losses	109,500	522,750	422,500	755,750
Loans charged-off	--	--	(397,661)	--
Recoveries of loans previously charged-off	--	--	--	--

Balance at end of the period	$1,222,991	$1,093,750	$1,222,991	$1,093,750

The allowance for loan losses was $1.2 million as of September 30, 2007 and December 31, 2006. For the quarter ended September 30, 2007, provision for loan losses was $109,500, a decrease of $413,250, or 79%, over the three months ended September 30, 2006. Provision for loan losses was $422,500 for the nine months ended September 30, 2007 compared to $755,750 for the same period in 2006, a decrease of $333,250, or 44%. Provision expense was higher in 2006 due to the additional provision that was recorded in September 2006 as a specific reserve related to the loan relationship discussed under “Loans” above.

During the nine months ended September 30, 2007, we recorded charge-offs of $397,661 related to the loan relationship discussed under “Loans” above. No other charge-offs have been recognized in the current year. As of September 30, 2007, the allowance for loan losses was 1.30% of gross loans, compared to 1.90% of gross loans as of December 31, 2006. This percentage decrease is due to the resolution of the loan relationship noted under “Loans” above and the corresponding decrease in the specific reserve.

The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons. Due to our limited operating history, with the exception of the specific reserve described above, to date the provision for loan losses has been made primarily as a result of our assessment of general loan loss risk compared to banks of similar size and maturity. Due to our short operating history, the loans in our loan portfolio and our lending relationships are of very recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process known as seasoning. As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because our loan portfolio is new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition. Periodically, we will adjust the amount of the allowance based on changing circumstances. We will charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

Deposits

Our primary source of funds for loans and investments is our deposits. At September 30, 2007, we had $83.2 million in deposits which consisted primarily of $7.4 million in demand deposit accounts, $12.8 million in money market accounts and $62.9 million in time deposits. During the fourth quarter of 2006, we began obtaining deposits outside of our local market area in the form of brokered time deposits. At September 30, 2007, we had $34.9 million in brokered time deposits compared to $12.4 million at December 31, 2006. This increase in brokered time deposits was used to fund loan growth during the year. Due to the interest rate environment in our market, as well as strong competition from other banking and financial services companies in gathering deposits, brokered time deposits allow us to obtain funding at a lower interest rate than local market deposits and other funding sources in order to support loan growth. We plan to continue the use of brokered time deposits, while maintaining an effort to gather core deposits in our local market.

Borrowings

We use borrowings to fund growth of earning assets in excess of deposit growth. Borrowings totaled $6.0 million at September 30, 2007, compared to $123,773 at December 31, 2006. This increase is primarily due to the addition of a Federal Home Loan Bank (“FHLB”) Advance in the amount of $5.0 million during June 2007. This additional borrowing was used to support earning asset growth. The advance has a rate of 5.04% and matures in June 2012, with an option to be called by the FHLB in June 2009. The remaining balance in borrowings represents federal funds purchased and customer repurchase agreements.

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of liabilities. We manage both assets and liabilities to achieve appropriate levels of liquidity. Cash and short-term investments are our primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. The investment portfolio is our principal source of secondary asset liquidity. However, the availability of this source of funds is influenced by market conditions and pledging agreements. Individual and commercial deposits and borrowings are our primary source of funds for credit activities. We maintain a federal funds purchased line of credit with a correspondent bank totaling $5.0 million. We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made for leverage purposes, if so desired, in an amount up to 20% of the total assets of the Bank. We believe our liquidity sources are adequate to meet our operating needs. The level of liquidity is measured by the cash, cash equivalents, and investment securities available for sale-to-total assets ratio, which was at 10.40% at September 30, 2007.

Impact of Off-Balance Sheet Instruments

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2007, we had issued commitments to extend credit of $19.5 million through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Commitments and Contingencies

On July 6, 2007, we entered into an agreement to purchase approximately one acre of land in Simpsonville, South Carolina, contingent upon regulatory approval.  We also filed an application with the Office of the Comptroller of the Currency on September 20, 2007 to open a full-service branch at this location.  On October 24, 2007, the Office of the Comptroller of the Currency approved our application to open a full-service branch at the intersection of Highway 14 and Stokes Road in Simpsonville, South Carolina. The cost of the land is approximately $985,000. We expect to begin building a full-service branch at this location during the first quarter of 2008.

Capital Resources

Total shareholders’ equity was $18.7 million at September 30, 2007, an increase of $233,423, or 1%, from $18.5 million at December 31, 2006. This increase is due to our net income for the nine months ended September 30, 2007 of $117,251, the decrease of $36,972 in unrealized loss on securities available for sale, and the capital impact of $79,200 in compensation expense related to stock option grants.

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

The Bank is also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio. Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios 1% to 2% above the minimum. The Bank exceeded its minimum regulatory capital ratios as of September 30, 2007, as well as the ratios to be considered “well capitalized.”

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at September 30, 2007.

	(Dollars in thousands)
			Well Capitalized		Adequately Capitalized
	Actual		Requirement		Requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets	$17,075	17.27%	$9,888	10.0%	$7,910	8.0%
Tier 1 capital to risk weighted assets	$15,852	16.03%	$5,933	6.0%	$3,955	4.0%
Tier 1 capital to average assets	$15,852	15.73%	$5,037	5.0%	$4,030	4.0%

Item 3.   Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2007. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: November 2, 2007	By: /s/ Lawrence R. Miller Lawrence R. Miller Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2007	By: /s/ Kimberly D. Barrs Kimberly D. Barrs Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit
Number           Description

31.1        Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2        Rule 13a-14(a) Certification of the Principal Financial Officer.

32           Section 1350 Certifications.