Form 10KSB
period 2007-12-31
Independence Bancshares, Inc.
filed 2008-03-19
CIK 1311828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒                              Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 For The Fiscal Year Ended: December 31, 2007.

☐                                 Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 For the Transition Period from                        to

Commission file number 333-121485

Independence Bancshares, Inc.

(Exact name of small business issuer as specified in its charter)

South Carolina	20-1734180
(State of Incorporation)	(I.R.S. Employer Identification No.)

500 E. Washington Street, Greenville, SC	29601
(Address of principal executive offices)	(Zip Code)

864-672-1776

(Issuer’s Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.                                         Yes  ☒            No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No  ☒

State issuer’s revenues for its most recent fiscal year.  $7,318,664

The estimated aggregate market value of the Common Stock held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers) of the Company on March 14, 2008 was $14,160,930.  This calculation is based upon an estimate of the fair market value of the Common Stock of $10.50 per share, which was the price of the last several trades of which management is aware prior to this date.

The number of shares outstanding of the issuer’s common stock, as of March 14, 2008 was 2,085,010.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the Annual Meeting of Shareholders Part III (Items 9-12, 14) to be held on May 15, 2008

Transitional Small Business Disclosure Format (Check one):  Yes  ☐        No  ☒

PART I

Item 1.    Business.

This report, including information included or incorporated by reference in this document, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance.  Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance.  Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “believe,” “continue,” “assume,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements.  Potential risks and uncertainties include, but are not limited to those described below under Risk Factors and the following:

•                  significant increases in competitive pressure in the banking and financial services industries;

•                  changes in the interest rate environment which could reduce anticipated margins;

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

•                  changes in technology;

•                  changes in monetary and tax policies;

•                  adequacy of the level of our allowance for loan losses;

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

General

Independence Bancshares, Inc. (the “Company”) is a South Carolina corporation organized to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956 and the South Carolina Bank Holding Company Act, and to own and control all of the capital stock of Independence National Bank (the “Bank”).  Our Bank is a national association organized under the laws of the United States and provides banking services to consumers and small- to mid-size businesses, principally in Greenville County, South Carolina.  The Bank opened for business on May 16, 2005.

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

Banking Services

The Bank is primarily engaged in the business of accepting demand and time deposits and providing commercial, consumer and mortgage loans to the general public.  Deposits of the Bank are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000 for each non-retirement depositor and up to $250,000 for certain retirement-account depositors.  Other services which the Bank offers include online banking, commercial cash management, remote deposit capture, safe deposit boxes, bank official checks, traveler’s checks, and wire transfer capabilities.

Location and Service Area

Our primary market is Greenville County, which is located in the upstate region of South Carolina.  The Greenville metropolitan area, positioned on the I-85 corridor, is home to one of the nation’s largest concentrations of international investment.  We believe, with such significant investment and growth potential, the area’s demographics have changed considerably over the past 10 years.  The Cities of Fountain Inn, Greenville, Greer, Mauldin, Simpsonville, and Travelers Rest make up Greenville County.  According to the 2000 United States Census, while the population in the City of Greenville has remained stable between 56,000 and 58,000 residents for several decades, the most dramatic numerical growth has occurred in Greer, Mauldin and Simpsonville, where dozens of new single - family developments and apartment communities have been constructed since 1980.

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

Our main office is located in Greenville, one block off a major artery, and provides excellent visibility for the Bank.  In October 2007 we opened a full service branch on Wade Hampton Boulevard in Taylors, South Carolina.  In October 2007 we also received regulatory approval to open our third location in Simpsonville, South Carolina at the intersection of Highways 14 and 417.  We purchased approximately one acre of land in November 2007 for approximately $986,000.  We have engaged a firm to design and build a full service branch on this site. We anticipate we will begin construction on this facility in second quarter 2008 and estimate the construction and equipment costs to be approximately $750,000.  These branch offices will extend the market reach of our Bank and will increase our personal service delivery capabilities to all of our customers.  We have and plan to continue to take advantage of existing contacts and relationships with individuals and companies in this area to more effectively market the services of the Bank.

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

Real Estate Mortgage Loans.  The principal component of our loan portfolio is loans secured by real estate mortgages.  We obtain a security interest in real estate whenever possible, in addition to any other available collateral, in order to increase the likelihood of the ultimate repayment of the loan.  At December 31, 2007, loans secured by first or second mortgages on real estate made up approximately 81% of our loan portfolio.

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

Market Share

As of June 30, 2007, the most recent date for which market data is available, total deposits in the Bank’s primary service area were almost $11.7 billion, an increase of 12.6% over $10.4 billion from 2006.  At June 30, 2007, the Bank’s deposits represented 0.66% of the market, increasing from 0.41% at June 30, 2006.

Employees

As of March 14, 2008, we had 23 full-time employees and two part-time employees.

Corporate Information

Our corporate headquarters are located at 500 East Washington Street, Greenville, South Carolina, 29601, and our telephone number is (864) 672-1776. Our website is located at www.independencenb.com.

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy any reports, statements or other information that we file at the SEC’s public reference facilities at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at (800) SEC-0330 for further information regarding the public reference facilities. The SEC maintains a website, http://www.sec.gov, which contains reports, proxy statements and information statements and other information regarding registrants that file electronically with the SEC, including us. Our SEC filings are also available to the public from commercial document retrieval services.

You may also request a copy of our filings at no cost by writing to us at Independence Bancshares, Inc., 500 East Washington Street, Greenville, South Carolina, 29601, Attention: Ms. Katie N. Tuttle, Chief Financial Officer, or telephoning us at: (864) 672-1776.

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

Independence Bancshares, Inc.

We own 100% of the outstanding capital stock of the Bank, and therefore we are considered to be a bank holding company under the federal Bank Holding Company Act of 1956 (the “Bank Holding Company Act”).  As a result, we are primarily subject to the supervision, examination and reporting requirements of the Board of Governors of the Federal Reserve (the “Federal Reserve”) under the Bank Holding Company Act and its regulations promulgated thereunder.  Moreover, as a bank holding company of a bank located in South Carolina, we also are subject to the South Carolina Banking and Branching Efficiency Act.

Permitted Activities.  Under the Bank Holding Company Act, a bank holding company is generally permitted to engage in, or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in the following activities:

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

As a bank holding company we also can elect to be treated as a “financial holding company,” which would allow us to engage in a broader array of activities.  In sum, a financial holding company can engage in activities that are financial in nature or incidental or complementary to financial activities, including insurance underwriting, sales and brokerage activities, providing financial and investment advisory services, underwriting services and limited merchant banking activities.  We have not sought financial holding company status, but may elect such status in the future as our business matures.  If we were to elect financial holding company status, each insured depository institution we control would have to be well capitalized, well managed, and have at least a satisfactory rating under the Community Reinvestment Act (discussed below).

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

Change in Control.  In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations promulgated thereunder, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company.  Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company.  Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either the company has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction.  In certain cases, a company may also be presumed to have control under the Bank Holding Company Act if it acquires 5% or more of any class of voting securities of a bank holding company.  Our common stock is registered under Section 12 of the Securities Exchange Act.  The regulations provide a procedure for rebutting control when ownership of any class of voting securities is below 25%.

Source of Strength.  In accordance with Federal Reserve Board policy, we are expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which we might not otherwise do so.  Under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary, other than a non-bank subsidiary of a bank, upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any depository institution subsidiary of a bank holding company.  Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiaries if the agency determines that divestiture may aid the depository institution’s financial condition.  Further, any loans by a bank holding company to a subsidiary bank are subordinate in right of payment to deposits and certain other indebtedness of the subsidiary bank.  In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank at a certain level would be assumed by the bankruptcy trustee and entitled to priority payment.

Capital Requirements.  The Federal Reserve Board imposes certain capital requirements on the bank holding company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets.  These requirements are essentially the same as those that apply to the Bank and are described below under “Independence National Bank.”  Subject to our capital requirements and certain other restrictions, we are able to borrow money to make a capital contribution to the Bank, and these loans may be repaid from dividends paid from the Bank to the Company.  Our ability to pay dividends depends on the Bank’s ability to pay dividends to us, which is subject to regulatory restrictions as described below in “Independence National Bank – Dividends.”  We are also able to raise capital for contribution to the Bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

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

Independence National Bank

The Bank operates as a national banking association incorporated under the laws of the United States and subject to examination by the Office of the Comptroller of the Currency (the “OCC”).  Deposits in the Bank are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum amount, which is currently $100,000 for each non-retirement depositor and $250,000 for certain retirement-account depositors.  Accordingly, the FDIC also has enforcement authority over the Bank.  Together, the OCC and the FDIC regulate or monitor virtually all areas of the Bank’s operations, including

•                                          security devices and procedures;

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

The OCC requires that the Bank maintain specified capital ratios of capital to assets and imposes limitations on the Bank’s aggregate investment in real estate, bank premises, and furniture and fixtures.  Two categories of regulatory capital are used in calculating these ratios—Tier 1 capital and total capital.  Tier 1 capital generally includes common equity, retained earnings, a limited amount of qualifying preferred stock, and qualifying minority interests in consolidated subsidiaries, reduced by goodwill and certain other intangible assets, such as core deposit intangibles, and certain other assets.  Total capital generally consists of Tier 1 capital plus Tier 2 capital, which includes the allowance for loan losses, preferred stock that did not qualify as Tier 1 capital, certain types of subordinated debt and a limited amount of other items.

The Bank is required to calculate three ratios: the ratio of Tier 1 capital to risk-weighted assets, the ratio of total capital to risk-weighted assets, and the “leverage ratio,” which is the ratio of Tier 1 capital to average assets on a non-risk-adjusted basis. For the two ratios of capital to risk-weighted assets, certain assets, such as cash and U.S. Treasury securities, have a zero risk weighting. Others, such as commercial and consumer loans, have a 100% risk weighting. Some assets, notably purchase-money loans secured by first-liens on residential real property, are risk-weighted at 50%. Assets also include amounts that represent the potential funding of off-balance sheet obligations such as loan commitments and letters of credit. These potential assets are assigned to risk categories in the same manner as funded assets. The total assets in each category are multiplied by the appropriate risk weighting to determine risk-adjusted assets for the capital calculations.

The minimum capital ratios for both the Company and the Bank are generally 8% for total capital, 4% for Tier 1 capital and 4% for leverage. To be eligible to be classified as “well-capitalized,” the Bank must generally maintain a total capital ratio of 10% or more, a Tier 1 capital ratio of 6% or more, and a leverage ratio of 5% or more. Certain implications of the regulatory capital classification system are discussed in greater detail below.

Prompt Corrective Action.  The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) established a “prompt corrective action” program in which every bank is placed in one of five regulatory categories, depending primarily on its regulatory capital levels.  The OCC and the other federal banking regulators are permitted to take increasingly severe action as a bank’s capital position or financial condition declines below the “Adequately Capitalized” level described below.  Regulators are also empowered to place in receivership or require the sale of a bank to another depository institution when a bank’s leverage ratio reaches two percent. Better capitalized institutions are generally subject to less onerous regulation and supervision than banks with lesser amounts of capital.  The OCC’s regulations set forth five capital categories, each with specific regulatory consequences.  The categories are:

•                                          Well Capitalized — The institution exceeds the required minimum level for each relevant capital measure.  A well capitalized institution is one (i) having a total capital ratio of 10% or greater, (ii) having a Tier 1 capital ratio of 6% or greater, (iii) having a leverage capital ratio of 5% or greater and (iv) that is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

•                                          Adequately Capitalized — The institution meets the required minimum level for each relevant capital measure.  No capital distribution may be made that would result in the institution becoming undercapitalized.  An adequately capitalized institution is one (i) having a total capital ratio of 8% or greater, (ii) having a Tier 1 capital ratio of 4% or greater and (iii) having a leverage capital ratio of 4% or greater or a leverage capital ratio of 3% or greater if the institution is rated composite 1 under the CAMELS (Capital, Assets, Management, Earnings, Liquidity and Sensitivity to market risk) rating system.

•                                          Undercapitalized — The institution fails to meet the required minimum level for any relevant capital measure.  An undercapitalized institution is one (i) having a total capital ratio of less than 8% or (ii) having a Tier 1 capital ratio of less than 4% or (iii) having a leverage capital ratio of less than 4%, or if the institution is rated a composite 1 under the CAMELS rating system, a leverage capital ratio of less than 3%.

•                                          Significantly Undercapitalized — The institution is significantly below the required minimum level for any relevant capital measure.  A significantly undercapitalized institution is one (i) having a total capital ratio of less than 6% or (ii) having a Tier 1 capital ratio of less than 3% or (iii) having a leverage capital ratio of less than 3%.

•                                          Critically Undercapitalized — The institution fails to meet a critical capital level set by the appropriate federal banking agency.  A critically undercapitalized institution is one having a ratio of tangible equity to total assets that is equal to or less than 2%.

If the OCC determines, after notice and an opportunity for hearing, that the Bank is in an unsafe or unsound condition, the regulator is authorized to reclassify the Bank to the next lower capital category (other than critically undercapitalized) and require the submission of a plan to correct the unsafe or unsound condition.

If the Bank is not well capitalized, it cannot accept brokered time deposits without prior FDIC approval and, if approval is granted, cannot offer an effective yield in excess of 75 basis points on interests paid on deposits of comparable size and maturity in such institution’s normal market area for deposits accepted from within its normal market area, or national rate paid on deposits of comparable size and maturity for deposits accepted outside the Bank’s normal market area.  Moreover, if the Bank becomes less than adequately capitalized, it must adopt a capital restoration plan acceptable to the OCC that is subject to a limited performance guarantee by the corporation.  The Bank also would become subject to increased regulatory oversight, and is increasingly restricted in the scope of its permissible activities.  Each company having control over an undercapitalized institution also must provide a limited guarantee that the institution will comply with its capital restoration plan.  Except under limited circumstances consistent with an accepted capital restoration plan, an undercapitalized institution may not grow.  An undercapitalized institution may not acquire another institution, establish additional branch offices or engage in any new line of business unless determined by the appropriate Federal banking agency to be consistent with an accepted capital restoration plan, or unless the FDIC determines that the proposed action will further the purpose of prompt corrective action.  The appropriate federal banking agency may take any action authorized for a significantly undercapitalized institution if an undercapitalized institution fails to submit an acceptable capital restoration plan or fails in any material respect to implement a plan accepted by the agency.  A critically undercapitalized institution is subject to having a receiver or conservator appointed to manage its affairs and for loss of its charter to conduct banking activities.

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

As of December 31, 2007, the Bank was deemed to be “well capitalized.”

Standards for Safety and Soundness.   The Federal Deposit Insurance Act (“FDIA”) also requires the federal banking regulatory agencies to prescribe, by regulation or guideline, operational and managerial standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; and (v) asset growth. The agencies also must prescribe standards for asset quality, earnings, and stock valuation, as well as standards for compensation, fees and benefits.  The federal banking agencies have adopted regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness to implement these required standards. These guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.  Under the regulations, if the OCC determines that the Bank fails to meet any standards prescribed by the guidelines, the agency may require the Bank to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the OCC.  The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

Regulatory Examination.   The OCC requires the Bank to prepare annual reports on the Bank’s financial condition and to conduct an annual audit of its financial affairs in compliance with its minimum standards and procedures.

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

Deposit Insurance and Assessments.  Deposits at the Bank are insured by the Deposit Insurance Fund (the “DIF”) as administered by the FDIC, up to the applicable limits established by law—generally $100,000 per account holder and $250,000 for certain retirement account holders.  In November 2006, the FDIC adopted final regulations that set the deposit insurance assessment rates that took effect in 2007.  The FDIC uses a risk-based assessment system that assigns insured depository institutions to one of four risk categories based on three primary sources of information—supervisory risk ratings for all institutions, financial ratios for most institutions, including the Company, and long-term debt issuer ratings for large institutions that have such ratings.  The new premium rate structure imposes a minimum assessment of from five to seven cents for every $100 of domestic deposits on institutions that are assigned to the lowest risk category.  This category is expected to encompass substantially all insured institutions, including the Bank.  A one time assessment credit is available to offset up to 100% of the 2007 assessment.  Any remaining credit can be used to offset up to 90% of subsequent annual assessments through 2010.  For institutions assigned to higher risk categories, the premium that took effect in 2007 ranges from ten cents to forty-three cents per $100 of deposits.

The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of The Financing Corporation (“FICO”).  The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings and Loan Insurance Corporation.  The FICO assessment rate is set quarterly and in 2006 ranged from 1.32 cents to 1.24 cents per $100 of assessable deposits.  For the first quarter of 2007, the FICO assessment rate was 1.22 cents per $100 of assessable deposits.

Transactions with Affiliates and Insiders.  The Company is a legal entity separate and distinct from the Bank and its other subsidiaries.  Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company or its non-bank subsidiaries.  The Company and the Bank are subject to Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W.  Section 23A of the Federal Reserve Act places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates.  The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the Bank’s capital and surplus and, as to all affiliates combined, to 20% of the Bank’s capital and surplus.  Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements.  The Bank is forbidden to purchase low quality assets from an affiliate.

Section 23B of the Federal Reserve Act, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates. The regulation also limits the amount of loans that can be purchased by a bank from an affiliate to not more than 100% of the bank’s capital and surplus.

The Bank is also subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests.  Such extensions of credit (i) must be made on substantially the same terms, including interest rates, and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

Dividends.  The Company’s principal source of cash flow, including cash flow to pay dividends to its shareholders, is dividends it receives from the Bank.  Statutory and regulatory limitations apply to the Bank’s payment of dividends to the Company.  As a general rule, the amount of a dividend may not exceed, without prior regulatory approval, the sum of net income in the calendar year to date and the retained net earnings of the immediately preceding two calendar years.  A depository institution may not pay any dividend if payment would cause the institution to become undercapitalized or if it already is undercapitalized.  The OCC may prevent the payment of a dividend if it determines that the payment would be an unsafe and unsound banking practice.  The OCC also has advised that a national bank should generally pay dividends only out of current operating earnings.

Branching.  National banks are required by the National Bank Act to adhere to branch office banking laws applicable to state banks in the states in which they are located.  Under current South Carolina law, the Bank may open branch offices throughout South Carolina with the prior approval of the OCC.  In addition, with prior regulatory approval, the Bank is able to acquire existing banking operations in South Carolina.   Furthermore, federal legislation permits interstate branching, including out-of-state acquisitions by bank holding companies, interstate branching by banks if allowed by state law, and interstate merging by banks.  South Carolina law, with limited exceptions, currently permits branching across state lines only through interstate mergers.

Anti-Tying Restrictions.  Under amendments to the Bank Holding Company Act and Federal Reserve regulations, a bank is prohibited from engaging in certain tying or reciprocity arrangements with its customers.  In general, a bank may not extend credit, lease, sell property, or furnish any services or fix or vary the consideration for these on the condition that (i) the customer obtain or provide some additional credit, property, or services from or to the bank, the bank holding company or subsidiaries thereof or (ii) the customer may not obtain some other credit, property, or services from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of the credit extended.  Certain arrangements are permissible: a bank may offer combined-balance products and may otherwise offer more favorable terms if a customer obtains two or more traditional bank products; and certain foreign transactions are exempt from the general rule.  A bank holding company or any bank affiliate also is subject to anti-tying requirements in connection with electronic benefit transfer services.

Community Reinvestment Act.  The Community Reinvestment Act requires that the OCC evaluate the record of the Bank in meeting the credit needs of its local community, including low and moderate income neighborhoods.  These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.  Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank.

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

Consumer Protection Regulations.  Activities of the Bank are subject to a variety of statutes and regulations designed to protect consumers.  Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates.  The Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

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

Enforcement Powers.  The Bank and its “institution-affiliated parties,” including its management, employees, agents, independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs, are subject to potential civil and criminal penalties for violations of law, regulations or written orders of a government agency. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports.  Civil penalties may be as high as $1,000,000 a day for such violations.  Criminal penalties for some financial institution crimes have been increased to twenty years.  In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties.  Possible enforcement actions include the termination of deposit insurance.  Furthermore, banking agencies’ power to issue cease-and-desist orders were expanded.  Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss.  A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

Anti-Money Laundering.  Financial institutions must maintain anti-money laundering programs that include established internal policies, procedures, and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. The Company and the Bank are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and “knowing your customer” in their dealings with foreign financial institutions and foreign customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and recent laws provide law enforcement authorities with increased access to financial information maintained by banks. Anti-money laundering obligations have been substantially strengthened as a result of the USA Patriot Act, enacted in 2001 and renewed in 2006. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications. The regulatory authorities have been active in imposing “cease and desist” orders and money penalty sanctions against institutions found to be violating these obligations.

USA PATRIOT Act/Bank Secrecy Act.  The USA PATRIOT Act, amended, in part, the Bank Secrecy Act and provides for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering by enhancing anti-money laundering and financial transparency laws, as well as enhanced information collection tools and enforcement mechanics for the U.S. government, including: (i) requiring standards for verifying customer identification at account opening; (ii) rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (iii) reports by nonfinancial trades and businesses filed with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and (iv) filing suspicious activities reports if a bank believes a customer may be violating U.S. laws and regulations and requires enhanced due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons.  Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications.

Under the USA PATRIOT Act, the FBI can send to the banking regulatory agencies lists of the names of persons suspected of involvement in terrorist activities.  The Bank can be requested to search its records for any relationships or transactions with persons on those lists.  If the Bank finds any relationships or transactions, it must file a suspicious activity report and contact the FBI.

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

Privacy and Credit Reporting.  Financial institutions are required to disclose their policies for collecting and protecting confidential information.  Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer.  Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers.  It is the Bank’s policy not to disclose any personal information unless required by law.  The OCC and the federal banking agencies have prescribed standards for maintaining the security and confidentiality of consumer information.  The Bank is subject to such standards, as well as standards for notifying consumers in the event of a security breach.

Like other lending institutions, the Bank utilizes credit bureau data in its underwriting activities.  Use of such data is regulated under the Federal Credit Reporting Act on a uniform, nationwide basis, including credit reporting, prescreening, sharing of information between affiliates, and the use of credit data.  The Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”) permits states to enact identity theft laws that are not inconsistent with the conduct required by the provisions of the FACT Act.

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

•                                          requiring that when accountholders request verification, financial institutions produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and

•                                          requiring the re-crediting of funds to an individual’s account on the next business day after a consumer proves that the financial institution has erred.

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

Risk Factors

Our recent operating results may not be indicative of our future operating results.

We may not be able to sustain our historical rate of growth and may not even be able to grow our business at all.  Because of our relatively small size and short operating history, it will be difficult for us to generate similar earnings growth as we continue to expand, and consequently our historical results of operations will not necessarily be indicative of our future operations.  Various factors, such as economic conditions, regulatory and legislative considerations, and competition, may also impede our ability to expand our market presence.  If we experience a significant decrease in our historical rate of growth, our results of operations and financial condition may be adversely affected because a high percentage of our operating costs are fixed expenses.

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

•                  our historical loan loss experience;

•                  evaluation of economic conditions;

•                  regular reviews of loan delinquencies; and

•                  the amount and quality of collateral, including guarantees, securing the loans.

There is no precise method of predicting credit losses since any estimate of loan losses is necessarily subjective and the accuracy of the estimate depends on the outcome of future events.  Therefore, we face the risk that charge-offs in future periods will exceed our allowance for loan losses and that additional increases in the allowance for loan losses will be required.  Additions to the allowance for loan losses would adversely affect our results of operations and financial condition, and possibly a decrease in our capital.

While we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances we have made loans which exceed either our internal underwriting guidelines, supervisory guidelines, or both.  We are permitted to hold loans that exceed supervisory guidelines up to 100% of our capital.  We have made loans that exceed our internal guidelines to a limited number of our customers who have significant liquid assets, net worth, and amounts on deposit with the Bank.  As of December 31, 2007, approximately $11.9 million of our loans, or 69% of our Bank’s capital, had loan-to-value ratios that exceeded regulatory supervisory guidelines.  In addition, supervisory limits on commercial loan to value exceptions are generally set at 30% of our Bank’s capital.  At December 31, 2007, $7.1 million of our commercial loans, or 42% of our Bank’s capital, exceeded the supervisory loan to value ratio.  Management is taking steps, including requesting additional collateral, requesting principal reductions, or reevaluating the property through tax valuations or new appraisals, to correct the Bank’s supervisory exception position.  The number of loans in our portfolio with loan-to-value ratios in excess of supervisory guidelines, our internal guidelines, or both could increase the risk of delinquencies and defaults in our portfolio.

Lack of seasoning of our loan portfolio may increase the risk of credit defaults in the future.

Due to our short operating history, all of the loans in our loan portfolio and our lending relationships are of relatively recent origin.  In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process we refer to as “seasoning.”  As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio.  Because our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels.  If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.

We may have higher loan losses than we have allowed for in our allowance for loan losses.

Our loan losses could exceed our allowance for loan losses.  Our average loan size continues to increase and reliance on our historic allowance for loan losses may not be adequate.  Approximately 80% of our loan portfolio is composed of construction, commercial mortgage, and commercial loans.  Repayment of such loans is generally considered more subject to market risk than residential mortgage loans.  Industry experience shows that a portion of loans will become delinquent and a portion of loans will require partial or entire charge-off.  Regardless of the underwriting criteria utilized, losses may be experienced as a result of various factors beyond our control, including among other things, changes in market conditions affecting the value of loan collateral and problems affecting the credit of our borrowers.

An economic downturn, especially one affecting the Greenville County area, could reduce our customer base, our level of deposits, and demand for financial products such as loans.

Our success significantly depends upon the growth in population, income levels, deposits, and housing starts in our markets, especially in Greenville County.  If the communities in which we operate do not grow, or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed.  An economic downturn would likely contribute to the deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business.  Interest received on loans represented 94.1% of our interest income for the year ended December 31, 2007.  If an economic downturn occurs in the economy as a whole, or especially in the Greenville County area, borrowers may be less likely to repay their loans as scheduled.  Moreover, the value of real estate or other collateral that may secure our loans could be adversely affected.  Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies.  An economic downturn could, therefore, result in losses that materially and adversely affect our business.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business.

A significant portion of our loan portfolio is secured by real estate.  As of December 31, 2007, 81% of our loans had real estate as a primary or secondary component of collateral.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  A weakening of the real estate market in our primary market area could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality.  If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.  Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

Our small- to medium-sized business target markets may have fewer financial resources to weather a downturn in the economy.

We target the banking and financial services needs of small- and medium-sized businesses.  These businesses generally have fewer financial resources in terms of capital borrowing capacity than larger entities.  If general economic conditions negatively impact these businesses in the markets in which we operate, our business, financial condition, and results of operation may be adversely affected.

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

There is currently no established market for our common stock, and we have no current plans to list our stock on NASDAQ or any other exchange.  For these reasons, we do not expect a liquid market for our common stock to develop for several years, if at all.

Item 2.        Description of Property.

Our main office facility is located at the corner of East Washington and Mordecai Streets in downtown Greenville, South Carolina.  The building is a full service banking facility with two drive-through banking stations.  Our address is 500 East Washington Street, Greenville, South Carolina 29601.  The site is in excess of one acre in size, and the building is approximately 6,500 square feet. The Bank has a four-year operating lease, with three two-year renewal options, on this main office facility which began in October 2004.

On November 17, 2004, we purchased approximately one acre of land in downtown Greenville for approximately $1.2 million.  We acquired rights to purchase this property after being assigned an option, at par, from Focus Investment Group, LLC, a business interest of one of our organizers, Vivian A. Wong.

We lease a branch facility at 2801B Wade Hampton Boulevard in Taylors, South Carolina.  The building is a full service banking facility with two drive-through banking stations as well as a 24-hour Automated Teller Machine (“ATM”).  This office is approximately 3,250 square feet.  The Bank has a ten-year operating lease on this branch office which began in August 2007.

In November 2007, we purchased approximately one acre of land in Simpsonville, South Carolina for approximately $986,000.  The OCC has approved the opening of a full service branch facility on this site. We anticipate opening this branch facility by the fourth quarter of 2008.

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

Item 5.        Market for Common Equity and Related Stockholder Matters.

We are currently quoted on the OTC Bulletin Board under the symbol “IEBS” and have a sponsoring broker-dealer to match buy and sell orders for our common stock.  Although we are quoted on the OTC Bulletin Board, the trading markets on the OTC Bulletin Board lack the depth, liquidity, and orderliness necessary to maintain a liquid market.  We have no current plans to seek listing on any stock exchange, and we do not expect to qualify for listing on NASDAQ or any other exchange for at least several years.  The OTC Bulletin Board prices are quotations, which reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

As of March 14, 2008, there were 2,085,010 shares of common stock outstanding held by approximately 625 shareholders of record.  All of our currently issued and outstanding common stock was issued in our initial public offering which was completed in May 2005.  The price per share in our initial public offering was $10.00.

There is currently no established public trading market in our common stock, and trading and quotations of our common stock have been limited and sporadic. Because there has not been an established market for our common stock, we may not be aware of all prices at which our common stock has been traded. We have not determined whether the trades of which we are aware were the result of arm’s-length negotiations between the parties. Based on information available to us from a limited number of sellers and purchasers of common stock who have engaged in privately negotiated transactions of which we are aware, there were several stock trades in 2007 with prices per share ranging from $10.00 to $10.75.

We have not declared or paid any cash dividends on our common stock since our inception.  For the foreseeable future, we do not intend to declare cash dividends.  We intend to retain earnings to grow our business and strengthen our capital base.  Our ability to pay dividends depends on the ability of our subsidiary, Independence National Bank, to pay dividends to us.  As a national bank, Independence National Bank may only pay dividends out of its net profits, after deducting expenses, including losses and bad debts.  In addition, the Bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the Bank’s net profits of the preceding two consecutive half-year periods (in the case of an annual dividend).  The approval of the OCC will be required if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years less any required transfers to surplus.  The OCC also has the authority under federal law to enjoin a national bank from engaging in what in its opinion constitutes an unsafe or unsound practice in conducting its business, including the payment of a dividend under certain circumstances.

Item 6.   Management’s Discussion and Analysis or Plan of Operation.

CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements.  Our significant accounting policies are described in footnote 1 to our audited consolidated financial statements as of December 31, 2007.

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

General

Our Bank opened for business on May 16, 2005.  Until May 2005, our principal activities related to our organization, the conducting of our initial public offering, the pursuit of approvals from the OCC for our application to charter the Bank, the pursuit of approvals from the Federal Reserve to become a bank holding company, and the pursuit of approvals from the FDIC for our application for insurance of the deposits of the Bank.  We completed our stock offering in May 2005, upon the issuance of 2,085,010 shares with net proceeds totaling $20.5 million.  We capitalized the Bank with $18 million of the proceeds from the stock offering.

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

We have included a number of tables to assist in our description of these measures.  For example, the “Average Balances” table shows the average balance during 2007 and 2006 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category.  A review of this table shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we intend to channel a substantial percentage of our earning assets into our loan portfolio.  We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included a table to help explain this.  Finally, we have included a number of tables that provide detail about our investment securities, our loans, and our deposits and other borrowings.

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

Results of Operations

General

Our net income for the year ended December 31, 2007 was $322,193, or $0.15 per share, compared to a net loss of $641,728 for the year ended December 31, 2006, or a net loss of $0.31 per share.

Net Interest Income

Net interest income was $3.7 million for the year ended December 31, 2007, an increase of $1.2 million or 47.1% over net interest income of $2.5 million for the year ended December 31, 2006.  Net interest income is the company’s primary source of revenue.  Net interest income is the difference between income earned on assets and interest paid on deposits and borrowings used to support such assets.  Net interest income is determined by the rates earned on the Company’s interest-earning assets and the rates paid on its interest-bearing liabilities, the relative amounts of interest-earning assets and interest-bearing liabilities, and the degree of mismatch and the maturity and repricing characteristics of its interest-earning assets and interest-bearing liabilities.

Interest income for the year ended December 31, 2007 included $6.8 million on loans, $284,785 on investment securities and $145,628 on federal funds sold and other.  Total interest expense of $3.6 million for the year ended December 31, 2007 included $3.4 million related to deposit accounts and $171,492 on borrowings.

Our consolidated net interest margin for the year ended December 31, 2007 was 3.94%,  a decrease of 32 basis points from the net interest margin for the year ended December 31, 2006 of 4.26%.  Earning assets averaged $93.1 million for the year ended December 31, 2007, increasing from $58.6 million for the year ended December 31, 2006.  The net interest margin is calculated as net interest income divided by year-to-date average earning assets.  Our net interest spread was 2.93% for the year ended December 31, 2007 compared to 2.85% for the year ended December 31, 2006.  The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities.  In pricing deposits, we considered our liquidity needs, the direction and levels of interest rates and local market conditions.  As such, higher rates have been paid initially to attract deposits.

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

	For the Years Ended December 31,
	2007			2006
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

Interest-earning assets:
Federal funds sold and other	$2,662,250	$145,628	5.47%	$3,343,502	$168,003	5.02%
Investment securities (1)	6,690,695	284,785	4.26%	10,911,634	446,189	4.09%
Loans (2)	83,741,373	6,825,760	8.15%	44,310,415	3,632,213	8.20%
Total interest-earning assets	93,094,318	7,256,173	7.79%	58,565,551	4,246,405	7.25%
Noninterest-earning assets	2,344,242			2,308,650
Total assets	$95,438,560			$60,874,201

Interest-bearing liabilities:
NOW accounts	$2,898,549	34,114	1.18%	$2,257,066	27,571	1.22%
Savings & money market	12,684,295	515,061	4.06%	16,233,671	681,919	4.20%
Time deposits (excluding brokered time deposits)	27,499,058	1,423,388	5.18%	18,241,797	883,921	4.85%
Brokered time deposits	27,218,736	1,441,970	5.30%	1,484,952	78,895	5.31%
Total interest-bearing deposits	70,300,638	3,414,533	4.86%	38,217,486	1,672,306	4.38%
Borrowings	3,463,917	171,492	4.95%	1,596,902	79,442	4.97%
Total interest-bearing liabilities	73,764,555	3,586,025	4.86%	39,814,388	1,751,748	4.40%
Noninterest-bearing liabilities	3,003,554			2,337,116
Shareholders’ equity	18,670,451			18,722,697
Total liabilities and shareholders’ equity	$95,438,560			$60,874,201
Net interest spread			2.93%			2.85%
Net interest income/ margin		$3,670,148	3.94%		$2,494,657	4.26%

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

	2007 Compared to 2006
	Total Change	Change in Volume	Change in Rate
Earning assets:
Federal funds sold and other	$(22,375)	$(36,346)	$13,971
Investment securities	(161,404)	(178,986)	17,582
Loans	3,193,547	3,214,133	(20,586)
Total interest income	3,009,768	2,998,801	10,967

Interest-bearing liabilities:
Interest-bearing deposits	1,742,227	1,701,643	40,584
Borrowings	92,050	92,434	(384)
Total interest expense	1,834,277	1,794,077	40,200

Net Interest Income	$1,175,491	$1,204,724	$(29,233)

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

                Our provision for loan losses was $483,000 for the year ended December 31, 2007, a decrease of $382,750 or 44.2% from provision of $865,750 for the year ended December 31, 2006.  The allowance as a percentage of gross loans decreased to 1.30% at December 31, 2007 from 1.90% at December 31, 2006.  This decrease in the allowance percentage is due to a charge off in 2007 of $397,661 related to a loan relationship we determined to be impaired during the three months ended September 30, 2006 for which additional provision was recorded in 2006.  See additional information related to this loan relationship under the ‘Nonperforming Assets’ section below.

Noninterest Income

Noninterest income for the year ended December 31, 2007 was $62,491 compared to $49,132 for the year ended      December 31, 2006.  Service fees on deposit accounts increased $9,366 during the year ended December 31, 2007 due to an increase in deposit accounts.  For the year ended December 31, 2007, other income was $37,930, an increase of $3,993 over the year ended December 31, 2006.  Included in other income for the year ended December 31, 2007 was $23,911 in rental income related to the lease of our land at South Irvine Street, and $11,528 in mortgage origination fees we received on residential loans funded and closed by a third party.

Noninterest Expenses

The following table sets forth information related to our noninterest expenses for the years ended December 31, 2007 and 2006.

	2007	2006
Compensation and benefits	$1,651,551	$1,487,441
Professional fees	199,976	152,209
Marketing	287,297	206,033
Insurance	125,059	55,258
Occupancy and equipment	430,663	300,059
Data processing and related costs	262,627	185,855
Telephone and supplies	53,643	40,944
Other	133,130	113,728
Total noninterest expenses	$3,143,946	$2,541,527

Income Tax Benefit

An income tax benefit of $216,500 and $221,760 was recognized for the years ended December 31, 2007 and 2006, respectively.  This benefit related primarily to net operating loss carry-forwards created in 2006 and 2005 and the reduction of the related valuation allowance on these deferred tax assets.  In 2006 and 2005, the Company recorded a valuation allowance related to the deferred tax assets created by the net operating loss carry-forwards due to the uncertainty of the ability to fully utilize these carry-forwards based on our short operating history.  In 2007, the Bank generated taxable income and determined through internal projections that the net operating loss carry-forwards would more likely than not be utilized prior to their expiration beginning in 2025.  Therefore, in 2007, the Company reversed the valuation allowance on its deferred tax assets.

Balance Sheet Review

General

At December 31, 2007, we had total assets of $110.5 million, an increase of $34.8 million or 45.9% over total assets of $75.7 million at December 31, 2006.  This increase in assets was driven by a $35.9 million or 58.1% increase in net loans, which rose from $61.8 million at December 31, 2006 to $97.6 million at December 31, 2007.  Other assets at December 31, 2007 consisted of cash and due from banks of $813,663; federal funds sold of $1,804,000, investment securities available for sale of $5.2 million, non-marketable equity securities of $1.0 million, property and equipment of $2.7 million, and accrued interest receivable and other assets of $1.4 million.  Total liabilities at December 31, 2007 were $91.5 million compared to $57.3 million at December 31, 2006, an increase of $34.3 million or 59.8%.  This increase in liabilities was primarily a result of an increase in deposits of $25.2 million or 44.3%, and advances from the Federal Home Loan Bank of Atlanta (FHLB) of $9.0 million.  At December 31, 2007, liabilities consisted of deposits of $82.1 million, FHLB advances of $9.0 million, securities sold under agreements to repurchase of $39,359, and accrued interest payable and other liabilities of $349,336.  Shareholders’ equity at December 31, 2007 was $19.0 million, compared to $18.5 million at December 31, 2006, an increase of $515,963 or 2.8%.  This increase was primarily a result of our net income for the year ended December 31, 2007.  A more detailed analysis of the primary components of our balance sheet follows.

Investments

At December 31, 2007, the $5.2 million in our investment securities portfolio represented approximately 4.7% of total assets.  Investments decreased from $9.6 million at December 31, 2006, or 12.7% of total assets.  Decreases in investment balances during 2007 were due to normal investment maturities and repayments.  At December 31, 2007 and 2006, we held Government-sponsored enterprise securities and mortgage-backed securities as investment securities available for sale.  The amortized costs and the fair value of our investments at December 31, 2007 and 2006 are shown in the following table.

	2007		2006
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available for Sale
Government-sponsored enterprises	$2,000,000	$2,018,125	$5,997,738	$5,962,100
Mortgage-backed securities	3,153,916	3,144,230	3,708,724	3,622,846
Total	$5,153,916	$5,162,355	$9,706,462	$9,584,946

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

Contractual maturities and yields on our investment securities available for sale at December 31, 2007 are shown in the following table.  Expected maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Less than one year		One year to five years		Five years to ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for Sale
Government- sponsored enterprises	$—	—	$2,000,000	4.78%	$—	—%	$—	—%	$2,000,000	4.78%
Mortgage-backed securities	—	—	1,332,358	4.11	1,125,533	4.57	696,025	4.90	3,153,916	4.45
Total	$—	—	$3,332,358	4.50%	$1,125,533	4.57%	$696,025	4.90%	$5,153,916	4.58%

At December 31, 2007 and 2006, we also held non-marketable equity securities, which consisted of Federal Reserve Bank stock of $476,200 and $475,050, respectively, and Federal Home Loan Bank stock of $541,400 and $81,700, respectively.  These investments are carried at cost, which approximates fair maket value.

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio.  Average loans for the year ended December 31, 2007 were $83.7 million, an increase of $39.4 million over average loans of $44.3 million for the year ended December 31, 2006.  Before allowance for loan losses, gross loans outstanding at December 31, 2007 were $98.9 million, or 89.5% of total assets, compared to $63.0 million, or 83.1% of total assets at December 31, 2006.

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

The following table summarizes the composition of our loan portfolio as of December 31, 2007 and 2006.

	2007		2006
		% of		% of
	Amount	Total	Amount	Total
Real Estate:
Commercial	$36,727,543	37.1%	$28,847,461	45.8%
Construction and development	24,798,489	25.1	12,791,969	20.3
Consumer residential	10,264,378	10.4	7,429,775	11.8
Home equity	8,024,879	8.1	3,382,398	5.4
Total real estate	79,815,289	80.7	52,451,603	83.3
Commerical business	17,195,517	17.4	9,486,187	15.1
Consumer - other	2,046,738	2.1	1,193,946	1.9
Deferred origination fees, net	(166,174)	(0.2)	(178,540)	(0.3)
Gross loans	98,891,370	100.0%	62,953,196	100.0%
Less allowance for loan losses	(1,283,491)		(1,198,152)
Total loans, net	$97,607,879		$61,755,044

The largest component of our loan portfolio at year-end was commercial real estate loans which represented 37.1% of the portfolio.  Due to the short time our portfolio has existed, the current mix may not be indicative of the ongoing portfolio mix.  We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration of certain types of collateral.

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at December 31, 2007.

		After one
	One year	but within	After five
	or less	five years	years	Total
Real Estate:
Commercial	$9,666,630	$25,748,019	$1,312,894	$36,727,543
Construction and development	12,657,938	10,413,208	1,727,343	24,798,489
Consumer residential	2,191,366	4,054,867	4,018,145	10,264,378
Home equity	—	—	8,024,879	8,024,879
Total real estate	24,515,934	40,216,094	15,083,261	79,815,289
Commercial	10,560,784	5,227,298	1,407,435	17,195,517
Consumer- other	834,464	771,223	441,051	2,046,738
Gross loans	$35,911,182	$46,214,615	$16,931,747	$99,057,544
Deferred origination fees, net				(166,174)
Gross loans, net of deferred fees				$98,891,370

Loans maturing- after one year with
Fixed interest rates				$29,403,438
Floating interest rates				$33,742,924

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations.  At December 31, 2007, the allowance for loan losses was $1,283,491, or 1.30% of gross loans, compared to $1,198,152 at December 31, 2006, or 1.90% of gross loans.  The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible.  Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate.  Our determination of the allowance for loan losses is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans.  We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons.  Due to our limited operating history, to date the provision for loan losses has been made primarily as a result of our assessment of general loan loss risk compared to banks of similar size and maturity.  Due to our short operating history, the loans in our loan portfolio and our lending relationships are of very recent origin.  In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process known as seasoning.  As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio.  Because our loan portfolio is new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels.  If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.  Periodically, we will adjust the amount of the allowance based on changing circumstances.  We will charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses.  There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

We do not allocate the allowance for loan losses to specific categories of loans.  Instead, we evaluate the adequacy of the allowance for loan losses on an overall portfolio basis utilizing our credit grading system which we apply to each loan.  We have retained an independent consultant to review the loan files on a test basis to confirm the grading of samples of loans.

Nonperforming Assets

During the years ended December 31, 2007 and 2006, the Bank charged off loans in the amount of $397,661 and $5,598, respectively.  At December 31, 2007 and 2006, there were non-accrual loans of $1,084,883 and $583,262, respectively. There were no impaired loans at December 31, 2007. Impaired loans totaled $477,885 at December 31, 2006 with a related specific allowance of $398,900.  At both December 31, 2007 and 2006, there were no accruing loans which were contractually past due 90 days or more as to principal or interest payments.  Generally, a loan will be placed on non-accrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful.  A payment of interest on a loan that is classified as non-accrual will be recognized as income when received.

At December 31, 2007, we had one borrowing relationship with an aggregate principal balance of $1.1 million that was considered classified.  This relationship was placed on non-accrual status in July 2007.  In January 2008 one loan in this relationship with a principal balance of $700,000 was paid in full plus interest and legal fees.  Based on our current evaluation of the financial condition of the borrower and the sufficient value of the collateral, at this time we do not believe we will incur a material loss from the remaining loans in this relationship.  Based on the same factors, management does not consider this relationship to be impaired.

On September 6, 2006, we determined it necessary to record an additional provision for loan losses of $398,900 as an impairment charge, or specific reserve, related to one borrowing relationship with an aggregate principal balance of approximately $895,000, of which $477,885 was considered impaired.  Our loss estimate was based on an assessment of the underlying collateral securing this relationship.  We were informed by the borrower that it would be unable to meet the repayment terms of the loans due to severe deterioration in the financial condition of its business causing the borrower to cease operation.  Prior to this event, these loans had performed in accordance with repayment terms, and financial information had been provided in accordance with loan covenants indicating no material adverse change in the financial condition of the borrower.  In April 2007, the underlying collateral of this relationship was fully liquidated, the funds were applied to the loans, and the remaining balances were charged off.  No additional loss was incurred by the Bank.

At December 31, 2007, we were not aware of any potential problem loans that were not already categorized as nonaccrual.

Deposits and Other Interest-Bearing Liabilities

Our primary source of funds for loans and investments is our deposits and short-term repurchase agreements.  Average total deposits for the years ended December 31, 2007 and 2006 were $73.0 million and $40.4 million, respectively.  The following table shows the balance outstanding and the average rates paid on deposits held by us for the years ended December 31, 2007 and 2006.

	2007		2006
	Amount	Rate	Amount	Rate

Noninterest bearing demand deposits	$2,924,754	—%	$2,368,069	—%
Interest bearing demand deposits	3,039,618	1.77	2,153,828	1.35
Money market accounts	11,656,304	3.59	14,362,860	4.11
Savings accounts	84,765	0.75	71,126	0.75
Time deposits less than $100,000	10,763,727	5.14	8,115,273	5.13
Time deposits of $100,000 or more	18,483,949	5.15	17,432,560	5.22
Brokered time deposits, less than $100,000	35,180,000	5.19	12,403,000	5.27
Total	$82,133,117	4.63%	$56,906,716	3.39%

Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets.  Beginning in the fourth quarter of 2006, we chose to obtain deposits outside of our local market area in the form of brokered time deposits.  Due to the interest rate environment in our market, as well as strong competition from other banking and financial services companies in gathering deposits, brokered time deposits allow us to obtain funding at a lower interest rate in order to support loan growth.  At December 31, 2007 and 2006, brokered time deposits were $35.2 million and $12.4 million, respectively.  We plan to continue the use of brokered time deposits, while maintaining an effort to gather deposits in our local market. Our loan-to-deposit ratio was 118.8% and 108.5% at December 31, 2007 and 2006, respectively.

All of our time deposits are certificates of deposits.  The maturity distribution of our time deposits of $100,000 or more at December 31, 2007 is as follows:

Three months or less	$4,268,565
Over three through six months	5,306,248
Over six through twelve months	8,637,949
Over twelve months	271,187
Total	$18,483,949

Short-Term Borrowings

At December 31, 2007 and 2006, respectively, the Bank had sold $39,359 and $123,773 of securities under agreements to repurchase with brokers with a weighted rate of 1.88% and 2.86%, respectively, that mature in less than 90 days.  These agreements were secured with approximately $439,000 and $518,000 of investment securities.  The securities, under agreement to repurchase averaged $205,958 during 2007, with $543,529 being the maximum amount outstanding at any month-end.  The average rate paid in 2007 was 3.22%.  The securities, under agreement to repurchase averaged $1,032,431 during 2006, with $5,132,475 being the maximum amount outstanding at any month-end.  The average rate paid in 2006 was 4.57%.

At December 31, 2007 and 2006, we had short-term lines of credit with correspondent banks to purchase unsecured federal funds totaling $7.0 million.

Federal Home Loan Bank Advances

At December 31, 2007 the Bank had $9.0 million of advances from the FHLB.  These advances are secured with approximately $14.9 million of first and second mortgage loans and $541,400 of stock in the FHLB.    The Bank had one advance for $5,000,000 at a rate of 5.045% maturing June, 2012 with a call date of June, 2009 and one advance for $4,000,000 at a rate of 4.47% maturing November, 2008.   At December 31, 2006 there were no advances outstanding.

Capital Resources

Total shareholders’ equity was $19.0 million at December 31, 2007, an increase of $515,963 or 2.8% from $18.5 million at December 31, 2006.  Shareholders’ equity increased during 2007 primarily due to the net income for the year ended December 31, 2007 of $322,193.  Other components of the change in shareholder’s equity related to a change in the unrealized loss on investment securities, net of tax, of $85,770 and compensation expense related to stock options granted of $108,000.

The Federal Reserve guidelines contain an exemption from the capital requirements for “small bank holding companies” which in 2006 were amended to cover most bank holding companies with less than $500 million in total assets that do not have a material amount of debt or equity securities outstanding registered with the SEC.  Although our class of common stock is registered under Section 12 of the Securities Exchange Act, we believe that because our stock is not listed on any exchange or otherwise actively traded, the Federal Reserve Board will interpret its new guidelines to mean that we qualify as a small bank holding company.  Nevertheless, our Bank remains subject to these capital requirements.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Regardless, our Bank is “well capitalized” under these minimum capital requirements as set per bank regulatory agencies.

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

The following table sets forth the Company’s and the Bank’s various capital ratios at December 31, 2007.  For all periods, the Bank was considered “well capitalized”.

	Holding Company	Bank

Total risk-based capital	18.0%	15.5%
Tier 1 risk-based capital	17.2%	14.3%
Leverage capital	17.6%	14.7%

We believe that our capital is sufficient to fund the activities of the Bank in its initial stages of operation and that the rate of asset growth will not negatively impact the capital base.  As of December 31, 2007, there were no significant firm commitments outstanding for capital expenditures.   However, we have engaged a firm to design and build a full service branch on our new site in Simpsonville, South Carolina. We anticipate we will begin construction on this facility in second quarter 2008 and estimate the construction and equipment costs to be approximately $750,000.

Return on Equity and Assets

The following table shows the return on average assets (net income (loss) divided by average total assets), return on average equity (net income (loss) divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the years ended December 31, 2007 and 2006.  Since our inception, we have not paid cash dividends.

	2007	2006
Return on average assets	0.34%	(1.05)%
Return on average equity	1.73%	(3.43)%
Equity to assets ratio	19.56%	30.76%

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend to a client as long as the client has not violated any material condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.  At December 31, 2007, unfunded commitments to extend credit were $34.7 million, of which $2.4 million was at fixed rates and $32.3 million was at variable rates.  A significant portion of the unfunded commitments related to consumer equity lines of credit and commercial lines of credit.  Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded.  We evaluate each client’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.  The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

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

Approximately 66% of our loans were variable rate loans at December 31, 2007, an increase from 63% at December 31, 2006.  The ratio of cumulative gap to total earning assets after 12 months was (8.3)% because $8.9 million more liabilities will reprice in a 12 month period than assets.  However, our gap analysis is not a precise indicator of our interest sensitivity position.  The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits.  Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

At December 31, 2007, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $2.6 million, or 2.4% of total assets.  Our investment securities available for sale at December 31, 2007 amounted to $5.2 million or 4.7% of total assets.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, at December 31, 2007, $3.9 million of these securities were pledged against outstanding debt.  Therefore, the related debt would need to be repaid prior to the securities being sold and converted to cash.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits, both within our market and brokered time deposits.  In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities.  We also maintain federal funds purchased lines of credit with correspondent banks totaling $7.0 million.  We are a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made for leverage purposes.  The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB.  The unused borrowing capacity currently available from the FHLB at December 31, 2007 was approximately $13.1 million, assuming that the Bank’s investment in FHLB stock, as well as qualifying mortgages or investment securities, would be available to secure any future borrowings.

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

The following table sets forth information regarding our rate sensitivity, as of December 31, 2007, at each of the time intervals.  The information in the table may not be indicative of our rate sensitivity position at other points in time.  In addition, the maturity distribution indicated in the table may differ from the contractual maturities of the earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

	Within three months	After three but within twelve months	After one but within five years	After five years	Total

Interest-earning assets:
Federal funds sold and other	$2,908,096	$—	$—	$—	$2,908,096
Investment securities	116,361	1,349,083	2,676,184	1,012,288	5,153,916
Loans	67,184,303	2,469,803	23,587,680	5,815,758	99,057,544

Total interest-earning assets	$70,208,760	$3,818,886	$26,263,864	$6,828,046	$107,119,556

Interest-bearing liabilities:
Money market and NOW	$14,695,922	$—	$—	$—	$14,695,922
Regular savings	84,765	—	—	—	84,765
Time deposits	6,829,363	22,076,938	341,375	—	29,247,676
Brokered time deposits	16,597,000	18,583,000	—	—	35,180,000
FHLB advances	—	4,000,000	5,000,000	—	9,000,000
Repurchase agreements	39,359	—	—	—	39,359

Total interest-bearing liabilities	$38,246,409	$44,659,938	$5,341,375	$—	$88,247,722

Period gap	$31,962,351	$(40,841,052)	$20,922,489	$6,828,046
Cumulative gap	31,962,351	(8,878,701)	12,043,788	18,871,834

Ratio of cumulative gap to total earning assets	29.8%	(8.3)%	11.2%	17.6%

Accounting, Reporting, and Regulatory Matters

The following is a summary of recent authoritative pronouncements that may affect our accounting, reporting, and disclosure of financial information:

In September 2006, the Financial Accounting Standards Board (“FASB”)  issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard eliminates inconsistencies found in various prior pronouncements but does not require any new fair value measurements. SFAS 157 is effective for the Company on January 1, 2008 and will not impact the Company’s accounting measurements but it is expected to result in additional disclosures.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings.   This statement 1) applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument-by-instrument basis with some exceptions, 4) is irrevocable and 5) applies only to entire instruments. One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value. With respect to SFAS 115, available-for-sale and held-to-maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities. SFAS 159 is effective for the Company on January 1, 2008. The Company is currently analyzing the fair value option that is permitted, but not required, under SFAS 159.

In November 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB 109”). SAB 109 expresses the current view of the SEC staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings.   SEC registrants are expected to apply this guidance on a prospective basis to derivative loan commitments issued or modified in the first quarter of 2008 and thereafter. The Company is currently analyzing the impact, if any, of this guidance.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 7.  Financial Statements.

INDEX TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 and 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Directors

Independence Bancshares, Inc.

Greenville, South Carolina

We have audited the accompanying consolidated balance sheets of Independence Bancshares, Inc. and subsidiary as of December 31, 2007 and 2006 and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income (loss) and cash flows for the years ended December 31, 2007 and 2006.  These consolidated financial statements are the responsibility of the company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independence Bancshares, Inc. and subsidiary as of December 31, 2007 and 2006 and the results of their operations and their cash flows for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assertion about the effectiveness of Independence Bancshares, Inc. and subsidiary’s internal control over financial reporting as of December 31, 2007, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting, and, accordingly, we do not express an opinion thereon.

/s/ Elliott Davis, LLC

Elliott Davis, LLC
Greenville, South Carolina
March 14, 2008

INDEPENDENCE BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
Assets
Cash and due from banks	$813,663	$397,010
Federal funds sold	1,804,000	779,000
Investment securities available for sale	5,162,355	9,584,946
Non-marketable equity securities	1,017,600	556,750
Loans, net	97,607,879	61,755,044
Accrued interest receivable	467,186	357,257
Property and equipment, net	2,733,202	1,618,513
Other assets	905,360	681,813
Total assets	$110,511,245	$75,730,333

Liabilities
Deposits:
Noninterest bearing	$2,924,754	$2,368,069
Interest bearing	79,208,363	54,538,647
Total deposits	82,133,117	56,906,716

Federal Home Loan Bank advances	9,000,000	—
Securities sold under agreements to repurchase	39,359	123,773
Accrued interest payable	126,433	84,512
Accounts payable and accrued expenses	222,903	141,862
Total liabilities	91,521,812	57,256,863

Commitments and contingencies – notes 11 and 12

Shareholders’ equity
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued	—	—
Common stock, par value $.01 per share; 10,000,000 shares authorized; 2,085,010 shares issued and outstanding	20,850	20,850
Additional paid-in capital	20,671,588	20,563,588
Accumulated other comprehensive income (loss)	5,570	(80,200)
Accumulated deficit	(1,708,575)	(2,030,768)
Total shareholders’ equity	18,989,433	18,473,470
Total liabilities and shareholders’ equity	$110,511,245	$75,730,333

See notes to consolidated financial statements that are an integral part of these consolidated statements.

INDEPENDENCE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006
Interest income
Loans	$6,825,760	$3,632,213
Investment securities	284,785	446,189
Federal funds sold and other	145,628	168,003
Total interest income	7,256,173	4,246,405
Interest expense
Deposits	3,414,533	1,672,306
Borrowings	171,492	79,442
Total interest expense	3,586,025	1,751,748
Net interest income	3,670,148	2,494,657
Provision for loan losses	483,000	865,750
Net interest income after provision for loan losses	3,187,148	1,628,907

Noninterest income
Service fees on deposit accounts	24,561	15,195
Other income	37,930	33,937
Total noninterest income	62,491	49,132

Noninterest expenses
Compensation and benefits	1,651,551	1,487,441
Professional fees	199,976	152,209
Marketing	287,297	206,033
Insurance	125,059	55,258
Occupancy and equipment	430,663	300,059
Data processing and related costs	262,627	185,855
Telephone and supplies	53,643	40,944
Other	133,130	113,728
Total noninterest expenses	3,143,946	2,541,527
Income (loss) before income tax benefit	105,693	(863,488)
Income tax benefit	216,500	221,760

Net income (loss)	$322,193	$(641,728)

Income (loss) per common share - basic	$0.15	$(0.31)
Income (loss) per common share - diluted	$0.15	$(0.31)

Weighted average common shares outstanding - basic	2,085,010	2,085,010
Weighted average common shares outstanding - diluted	2,092,454	2,085,010

See notes to consolidated financial statements that are an integral part of these consolidated statements.

INDEPENDENCE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

YEARS ENDED DECEMBER 31, 2007 AND 2006

	Common stock		Additional	Accumulated other comprehensive	Accumulated	Total shareholders’
	Shares	Amount	paid-in capital	income (loss)	deficit	equity

December 31, 2005	2,085,010	$20,850	$20,515,188	$(108,450)	$(1,389,040)	$19,038,548
Compensation expense related to stock options granted	—	—	48,400	—	—	48,400
Net loss	—	—	—	—	(641,728)	(641,728)
Unrealized gain on investment securities available for sale, net of tax	—	—	—	28,250	—	28,250
Total comprehensive loss	—	—	—	—	—	(613,478)
December 31, 2006	2,085,010	20,850	20,563,588	(80,200)	(2,030,768)	18,473,470
Compensation expense related to stock options granted	—	—	108,000	—	—	108,000
Net income	—	—	—	—	322,193	322,193
Unrealized gain on investment securities available for sale, net of tax	—	—	—	85,770	—	85,770
Total comprehensive income	—	—	—	—	—	407,963
December 31, 2007	2,085,010	$20,850	$20,671,588	$5,570	$(1,708,575)	$18,989,433

See notes to consolidated financial statements that are an integral part of these consolidated statements.

INDEPENDENCE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006

Operating activities
Net income (loss)	$322,193	$(641,728)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Provision for loan losses	483,000	865,750
Depreciation	213,311	192,198
Amortization (accretion) of investment securities discounts/premiums, net	1,393	(6,783)
Benefit for deferred income taxes	(216,500)	(221,760)
Compensation expense related to stock options granted	108,000	48,400
Increase in other assets, net	(161,161)	(286,244)
Increase in other liabilities, net	122,962	151,677
Net cash provided by operating activities	873,198	101,510

Investing activities
Increase (decrease) in cash realized from:
Origination of loans, net	(36,441,211)	(36,962,303)
Purchase of investment securities available for sale	(2,000,000)	—
Maturity of investment securities available for sale	6,000,000	1,000,000
Repayments of investment securities available for sale	551,153	666,860
Purchase of non-marketable equity securities	(460,850)	(7,000)
Purchase of property and equipment	(1,328,000)	(70,793)
Sale of other real estate owned	105,376	—
Net cash used in investing activities	(33,573,532)	(35,373,236)

Financing activities
Increase in deposits, net	25,226,401	40,490,370
Decrease in short-term borrowings	(84,414)	(5,160,527)
Increase in Federal Home Loan Bank advances	9,000,000	—
Net cash provided by financing activities	34,141,987	35,329,843

Net increase in cash and cash equivalents	1,441,653	58,117

Cash and cash equivalents at beginning of the year	1,176,010	1,117,893

Cash and cash equivalents at end of the year	$2,617,663	$1,176,010

Supplemental information
Cash paid for
Interest	$3,544,104	$1,679,896

Schedule of non-cash transactions
Decrease in unrealized loss on securities, net of tax	$85,770	$28,250

Loans transferred to other real estate owned	$(105,376)	$—

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

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents includes cash, due from banks and federal funds sold. Generally, federal funds are sold for one-day periods. At December 31, 2007 and 2006, the Company had restricted cash totaling $2,000 with the Federal Home Loan Bank of Atlanta (“FHLB”). The Company places its deposits and correspondent accounts with and sells its federal funds to high quality institutions. Management believes credit risk associated with correspondent accounts is not significant.

Investment Securities

Investment securities are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Management classifies securities at the time of purchase into one of three categories as follows: (1) Securities Held to Maturity: securities which the Company has the positive intent and ability to hold to maturity, which are reported at amortized cost; (2) Trading Securities: securities that are bought and held principally for the purpose of selling them in the near future, which are reported at fair value with unrealized gains and losses included in earnings; and (3) Securities Available for Sale: securities that may be sold under certain conditions, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity as accumulated other comprehensive income (loss). The amortization of premiums and accretion of discounts on investment securities are recorded as adjustments to interest income. Gains or losses on sales of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. Unrealized losses on securities, reflecting a decline in value or impairment judged by the Company to be other than temporary, are charged to earnings in the consolidated statements of operations.

Non-Marketable Equity Securities

The Bank, as a member of the Federal Reserve Bank (“FRB”) and the FHLB, is required to own capital stock in these organizations. The amount of FRB stock owned is based on the Bank’s capital levels and totaled $476,200 and $475,050 at December 31, 2007 and 2006, respectively. The amount of FHLB stock owned is determined based on the Bank’s balances of residential mortgages and advances from the FHLB and totaled $541,400 and $81,700 at December 31, 2007 and 2006, respectively. No ready market exists for these stocks, and they have no quoted market value. However, redemption of these stocks has historically been at par value. Accordingly, the carrying amounts are deemed to be a reasonable estimate of fair value.

Loans Receivable

Loans are stated at their unpaid principal balance. Interest income is computed using the simple interest method and is recorded in the period earned. Fees earned on loans are amortized over the life of the loan.

When serious doubt exists as to the collectibility of a loan or when a loan becomes contractually 90 days past due as to principal or interest, interest income is generally discontinued unless the estimated net realizable value of collateral exceeds the principal balance and accrued interest. When interest accruals are discontinued, income earned but not collected is reversed. Cash receipts on non-accrual loans are not recorded as interest income, but are used to reduce principal.

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

Property and Equipment

Property, furniture and equipment are stated at cost less accumulated depreciation. The provision for depreciation is computed by the straight-line method, based on the estimated useful lives for buildings of 40 years, and for furniture and equipment of 5 to 15 years. Leasehold improvements are amortized over the life of the lease. The cost of assets sold or otherwise disposed of, and the related allowance for depreciation, are eliminated from the accounts and the resulting gains or losses are reflected in the statement of operations when incurred. Maintenance and repairs are charged to current expense. The costs of major renewals and improvements are capitalized.

Securities Sold Under Agreements to Repurchase

The Bank enters into sales of securities under agreements to repurchase. Fixed-coupon repurchase agreements are treated as financing, with the obligation to repurchase securities sold being reflected as a liability and the securities underlying the agreements remaining as assets.

Income Taxes

The company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” and FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” Under SFAS No. 109 and FIN 48, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. Under SFAS No. 109 and FIN 48, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established to reduce deferred tax assets if it is determined to be “more likely than not” that all or some portion of the potential deferred tax asset will not be realized.

Income (Loss) per Share

Basic income (loss) per share represents net income (loss) divided by the weighted-average number of common shares outstanding during the period. Dilutive loss per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method. For the year ended December 31, 2007 there were 100,017 stock options that were excluded from the calculation of diluted earnings per share because their exercise prices were greater than the calculated average market price of the common shares. For the year ended December 31, 2006, as a result of the Company’s net loss, all of the potential common shares (44,650 stock options and 412,500 warrants) were considered anti-dilutive.

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 2007 and 2006.

	Year Ended December 31,
	2007	2006

Basic Income (Loss) Per Share
Average common shares outstanding	2,085,010	2,085,010
Net income (loss)	$322,193	$(641,728)
Earnings per share	$0.15	$(0.31)

Diluted Income (Loss) Per Share
Average common shares outstanding	2,085,010	2,085,010
Average dilutive common shares	7,444	—
Adjusted average common shares	2,092,454	2,085,010
Net income (loss)	$322,193	$(641,728)
Earnings per share	$0.15	$(0.31)

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

Residential Loan Origination Fees

The Company offers residential loan origination services to its customers. The loans are offered on terms and prices offered by the Company’s correspondents and are closed in the name of the correspondents. The Company receives fees for services it provides in conjunction with these origination services. The fees are recognized at the time the loans are closed by the Company’s correspondent. Residential loan origination fees are included in other income on the Company’s consolidated statements of operations.

Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that may affect our accounting, reporting, and disclosure of financial information:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard eliminates inconsistencies found in various prior pronouncements but does not require any new fair value measurements. SFAS 157 is effective for the Company on January 1, 2008 and will not impact the Company’s accounting measurements but it is expected to result in additional disclosures.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings. This statement 1) applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument-by-instrument basis with some exceptions, 4) is irrevocable and 5) applies only to entire instruments. One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value. With respect to SFAS 115, available-for-sale and held-to-maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities. SFAS 159 is effective for the Company on January 1, 2008. The Company is currently analyzing the fair value option that is permitted, but not required, under SFAS 159.

In November 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB 109”). SAB 109 expresses the current view of the SEC staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SEC registrants are expected to apply this guidance on a prospective basis to derivative loan commitments issued or modified in the first quarter of 2008 and thereafter. The Company is currently analyzing the impact, if any, of this guidance.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 – INVESTMENT SECURITIES

The amortized costs and fair value of investment securities available for sale are as follows:

	December 31, 2007
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Government-sponsored enterprises	$2,000,000	$18,125	$—	$2,018,125
Mortgage-backed securities	3,153,916	3,592	(13,278)	3,144,230
Total investment securities	$5,153,916	$21,717	$(13,278)	$5,162,355

	December 31, 2006
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Government-sponsored enterprises	$5,997,738	$—	$(35,638)	$5,962,100
Mortgage-backed securities	3,708,724	—	(85,878)	3,622,846
Total investment securities	$9,706,462	$—	$(121,516)	$9,584,946

At December 31, 2007, mortgage-backed securities with a fair value of $2,549,185 and unrealized losses of $13,278 had been in a continuous loss position for twelve months or longer.  At December 31, 2007, all remaining investment securities were in an unrealized gain position.  At December 31, 2006, all investments had been in a continuous loss position for twelve months or longer.  The Company believes, based on industry analyst reports and credit ratings that the deterioration in fair values of investment securities available for sale is attributed to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.  The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.

The amortized costs and fair values of investment securities available for sale at December 31, 2007, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because issuers have the right to prepay the obligations.

	December 31, 2007
	Amortized	Fair
	Cost	Value
Due within one year	$—	$—
Due after one through three years	1,332,358	1,321,548
Due after three through five years	2,000,000	2,018,125
Due after five through ten years	1,125,533	1,129,118
Due after ten years	696,025	693,564
Total investment securities	$5,153,916	$5,162,355

The Company sold no investment securities in 2007 or 2006.  Accordingly, no gains or losses were recorded.  At December 31, 2007, $3.9 million in securities were pledged as collateral for repurchase agreements and public deposits.

The Company’s investment portfolio consists principally of obligations of the United States of America, its agencies or enterprises it sponsors.  In the opinion of management, there is no concentration of credit risk in its investment portfolio.

NOTE 3 – LOANS

The composition of net loans by major loan categories is as follows:

	December 31,
	2007	2006
Real estate:
Commercial	$60,417,106	$39,288,936
Consumer residential	11,373,304	9,780,269
Home equity	8,024,879	3,382,398
Total real estate loans	79,815,289	52,451,603
Commercial business	17,195,517	9,486,187
Consumer-other	2,046,738	1,193,946
Deferred origination fees, net	(166,174)	(178,540)
Gross loans	98,891,370	62,953,196
Less allowance for loan losses	(1,283,491)	(1,198,152)
Loans, net	$97,607,879	$61,755,044

At December 31, 2007 and 2006, there were non-accrual loans of $1,084,883 and $583,262, respectively, included in the above loan balance.  Foregone interest income related to non-accrual loans equaled $73,388 and $28,622 for the year ended December 31, 2007 and 2006, respectively.  No interest income was recognized on non-accrual loans during 2007 and 2006.  At both December 31, 2007 and 2006, there were no accruing loans which were contractually past due 90 days or more as to principal or interest payments.

There were no impaired loans at December 31, 2007.  In January 2008 one loan, of the $1,084,883 in non-accrual status, with a principal balance of $700,000 was paid in full plus interest and legal fees.  Impaired loans totaled $477,885 at December 31, 2006 with a related specific allowance of $398,900.  The average recorded investment in impaired loans during the year ended December 31, 2007 and 2006 was approximately $140,000 and $160,000.

The Company, through the Bank, makes loans to individuals and small- to mid-sized businesses for various personal and commercial purposes primarily in Greenville County, South Carolina.  The Company has a diversified loan portfolio and the Company’s loan portfolio is not dependent on any specific economic segment.  The Company regularly monitors its credit concentrations based on loan purpose, industry and customer base.  As of December 31, 2007, there were no material concentrations of credit risk within the Company’s loan portfolio.

In addition to monitoring potential concentrations of loans to a particular borrower or groups of borrowers, industries and geographic regions, management monitors exposure to credit risk that could arise from potential concentrations of lending products and practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc) and loans with high loan-to-value ratios.  Additionally, there are industry practices that could subject the Company to increased credit risk should economic conditions change over the course of a loan’s life.  For example, the Company makes variable rate loans and fixed rate principal-amortizing loans with maturities prior to the loan being fully paid (i.e. balloon payment loans).  These loans are underwritten and monitored to manage the associated risks.  Management has determined that there is no concentration of credit risk associated with its lending policies or practices.

Directors, executive officers and associates of such persons are customers of and have transactions with the Bank in the ordinary course of business.  Included in such transactions are outstanding loans and commitments, all of which were made under substantially the same credit terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility.  The aggregate dollar amount of these outstanding loans was $12.3 million and $9.1 million at December 31, 2007 and 2006, respectively.  During 2007, new loans and advances on these lines of credit totaled $8.5 million and repayments were $5.3 million.  At December 31, 2007, there were commitments to extend additional credit to related parties in the amount of approximately $2.2 million.

The composition of gross loans, before the deduction for deferred origination fees, by rate type is as follows:

December 31, 2007
Variable rate loans	$33,543,139
Fixed rate loans	65,514,405
$99,057,544

The allowance for loan losses for each of the years in the two year period ended December 31, 2007 is presented below:

	2007	2006
Balance at beginning of year	$1,198,152	$338,000
Provision for loan losses	483,000	865,750
Loans charged-off	(397,661)	(5,598)
Recoveries of loans previously charged-off	—	—
Balance at end of year	$1,283,491	$1,198,152

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation.  Components of property and equipment included in the consolidated balance sheets are as follows:

	December 31,
	2007	2006
Land	$2,172,371	$1,165,312
Leasehold improvements	179,975	138,317
Furniture and equipment	871,138	591,855
Automobile	35,526	35,526
	3,259,010	1,931,010
Accumulated depreciation	(525,808)	(312,497)
Total property and equipment	$2,733,202	$1,618,513

Depreciation expense for the years ended December 31, 2007 and 2006 was $213,311 and $192,198, respectively.

NOTE 5 – DEPOSITS

Deposits at December 31 are summarized as follows:

	2007	2006

Non-interest bearing	$2,924,754	$2,368,069
Interest bearing:
NOW accounts	3,039,618	2,153,828
Money market accounts	11,656,304	14,362,860
Savings	84,765	71,126
Time, less than $100,000	10,763,727	8,115,273
Time, $100,000 and over	18,483,949	17,432,560
Brokered time deposits, less than $100,000	35,180,000	12,403,000
Total deposits	$82,133,117	$56,906,716

Interest expense on time deposits greater than $100,000 was $956,633 and $593,893 for the years ended December 31, 2007 and 2006, respectively.

At December 31, 2007 the scheduled maturities of certificates of deposit (including brokered time deposits) are as follows:

2008	$64,086,300
2009	147,287
2010	22,902
2011	171,187
$64,427,676

At December 31, 2007, $3.4 million in securities were pledged as collateral for public deposits.

NOTE 6 –SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

At December 31, 2007 and 2006, respectively, the Bank had sold $39,359 and $123,773 of securities under agreements to repurchase with brokers with a weighted rate of 1.88% and 2.86%, respectively, that mature in less than 90 days.  These agreements were secured with approximately $439,000 and $518,000 of investment securities.  The securities, under agreement to repurchase averaged $205,958 during 2007, with $543,529 being the maximum amount outstanding at any month-end.  The average rate paid in 2007 was 3.22%.  The securities, under agreement to repurchase averaged $1,032,431 during 2006, with $5,132,475 being the maximum amount outstanding at any month-end.  The average rate paid in 2006 was 4.57%.

NOTE 7 – FEDERAL HOME LOAN BANK ADVANCES

At December 31, 2007 the bank had $9.0 million of advances from the FHLB.  The Bank utilizes FHLB advances as long-term sources of funding. These advances are secured with approximately $14.9 million of first and second mortgage loans and $541,400 of stock in the FHLB.    The Bank had one advance for $5,000,000 at a rate of 5.045% maturing June, 2012 with a call date of June, 2009 and one advance for $4,000,000 at a rate of 4.47% maturing November, 2008.   At December 31, 2006 there were no advances outstanding.

NOTE 8 – UNUSED LINES OF CREDIT

At December 31, 2007, the Bank had an unused lines of credit to purchase federal funds for $7.0 million.  The lines of credit are available on a one to fourteen day basis for general corporate purposes of the Bank.  The lender has reserved the right to withdraw the line at their option.  The Bank has an additional line of credit with the Federal Home Loan Bank to borrow funds, subject to a pledge of qualified collateral.  At December 31, 2007, the Bank has collateral that would support approximately $13 million in additional borrowings.

NOTE 9 – INCOME TAXES

The company had no currently taxable income for years ended December 31, 2007 and 2006. The following is a summary of the items that caused recorded income taxes to differ from taxes computed using the statutory tax rate:

	Year Ended December 31,
	2007	2006

Income tax expense (benefit) at federal statutory rate	$35,936	$(293,586)
Change in valuation allowance	(334,620)	53,093
Other	82,184	18,733
Income tax benefit	$(216,500)	$(221,760)

The components of the net deferred tax assets are as follows:

	December 31,
	2007	2006
Deferred tax assets:
Allowance for loan losses	$334,367	$326,937
Net operating loss carry-forward	242,210	293,813
Deferred operational and start-up costs	194,020	221,279
Unrealized (gain) loss on securities available for sale	(2,869)	41,316
Other	(50,809)	(4,121)
	716,919	879,224
Valuation allowance	—	(334,620)
Net deferred tax asset	$716,919	$544,604

The Company recorded a valuation allowance of $334,620 as of December 31, 2006 as the realization of the assets is dependent on the Company’s ability to generate future taxable income during the periods in which temporary differences become deductible. As of December 31, 2007, the Company had determined that it is more likely than not that these assets will be recognized in the future.  A portion of the change in the net deferred tax asset relates to the decrease in the tax effect of the unrealized (gain) loss on investment securities available for sale of $44,185.  The remainder of the change in the net deferred tax asset is due to the current period deferred tax benefit of $216,500.  The net deferred tax asset is recorded in other assets in the Company’s consolidated balance sheets.

The Company has analyzed the tax positions taken or expected to be taken in and its tax returns and concluded it has no liability related to uncertain tax positions in accordance with FIN 48.

At December 31, 2007, the Company has federal operating loss carry-forwards of approximately $712,000 that may be used to offset future taxable income and expire beginning in 2025.

NOTE 10 – RELATED PARTY TRANSACTIONS

On December 31, 2007 and 2006, the Bank had various loans outstanding to directors and officers.  All of these loans were made under normal credit terms and did not involve more than normal credit risk of collection.  See Note 3 for further details.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any material condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.  At December 31, 2007, unfunded commitments to extend credit were approximately $34.7 million, of which $2.4 million is at fixed rates and $32.3 million is at variable rates.  The Company evaluates each customer’s credit-worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower.  Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.  The fair value of these off-balance sheet financial instruments is considered immaterial.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Bank has a four-year operating lease on its main office facility which began in October 2004.  The monthly rent under the lease amendment is $9,393 through September 30, 2008.  If the Bank chooses to exercise the first of three two-year renewal options, the monthly rent under the first renewal option is $9,580 from October 1, 2008 through September 30, 2009 and $9,772 from October 1, 2009 through September 20, 2010.  The Bank has a ten-year operating lease on a branch facility which began in August 2007.  The monthly rent under the lease is $8,025 through July 2012, and $9,229 from July 31, 2012 through July 31, 2017.  Rent expense of $144,993 and $70,368 was recorded for the years ended December 31, 2007 and 2006, respectively.

Future minimum lease payments under these operating leases are summarized as follows:

For the year ended December 31,
2008	$209,573
2009	211,836
2010	184,248
2011	96,300
2012	102,320
Thereafter	507,595
$1,311,872

As of December 31, 2007, there were no significant firm commitments outstanding for capital expenditures.   However, we have engaged a firm to design and build a full service branch on our new site in Simpsonville, South Carolina. We anticipate we will begin construction on this facility in second quarter 2008 and estimate the construction and equipment costs to be approximately $750,000.

The Bank has entered into an agreement with a data processor with a remaining term of three years to provide item processing and general ledger processing.  The cost of monthly service is based on activity volume but is expected to be no less than $10,000 per month.

The Board of Directors has approved employment agreements with the president and chief executive officer and the retail banking officer.  The agreements include provisions regarding term, compensation, benefits, annual bonus, incentive program, stock option plan and severance and non-compete upon early termination.

The Bank may become party to litigation and claims in the normal course of business.  As of December 31, 2007, management believes there is no material litigation pending.

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

A summary of the status of the plan and changes for the years ended December 31, 2007 and 2006 is presented below:

	2007			2006
		Weighted	Average		Weighted
		average	Intrinsic		average
	Shares	exercise price	Value	Shares	exercise price
Outstanding at beginning of year	44,650	$10.00		41,950	$10.00
Granted	62,850	10.13		17,150	10.00
Exercised	—	—		—	—
Forfeited or expired	(7,483)	10.00		(14,450)	10.00

Outstanding at end of year	100,017	10.08	$41,758	44,650	10.00

Options exercisable at year-end	24,717		$12,359	9,833

Shares available for grant	160,609			215,976

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2007.  This amount changes based on the fair market value of the Company’s stock.

Upon completion of the stock offering in 2005, the Company issued warrants to each of its organizers to purchase up to an additional 412,500 shares of common stock at $10.00 per share.  These warrants vested six-months from the date the Bank opened for business, or May 16, 2005, and they are exercisable in whole or in part until May 16, 2015.  No warrants were exercised during 2007 or 2006.

Compensation expense related to stock options granted was $108,000 and $48,400 for the years ended December 31, 2007 and 2006, respectively.  The weighted average fair value per share of options granted in 2007 and 2006 amounted to $4.24 and $4.33, respectively.  The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used:  expected volatility of 28% for 2007 and 2006, weighted average risk-free interest rate of 4.43% and 4.96%, respectively, and an expected life of seven and a half years.

NOTE 14 – EMPLOYEE BENEFIT PLAN

The Bank maintains an employee benefit plan for all eligible employees of the Bank under the provisions of Internal Revenue Code Section 401(k).  The Independence National Bank 401(k) Profit Sharing Plan (the “Plan”), adopted in 2005, allows for employee contributions.  Upon annual approval of the Board of Directors, the Company also matches 25% of employee contributions up to a maximum of 6% of annual compensation.  A total of $14,070 and $10,315 was charged to operations in 2007 and 2006, respectively, for the Company’s matching contribution.  Employees are immediately vested in their contributions to the Plan and become fully vested in the employer matching contribution after six years of service.

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

As of December 31, 2007, the most recent notification from the Bank’s primary regulator categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events that management believes have changed the Bank’s category.

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at December 31, 2007 and 2006.

			For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Actual		Minimum		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2007
Total Capital (to risk weighted assets)	$17,096,000	15.5%	$8,820,000	8.0%	$11,025,000	10.0%
Tier 1 Capital (to risk weighted assets)	15,813,000	14.3	4,410,000	4.0	6,615,000	6.0
Tier 1 Capital (to average assets)	15,813,000	14.7	4,306,000	4.0	5,383,000	5.0

As of December 31, 2006
Total Capital (to risk weighted assets)	$16,834,000	24.4%	$5,512,000	8.0%	$6,890,000	10.0%
Tier 1 Capital (to risk weighted assets)	15,969,000	23.2	2,756,000	4.0	4,134,000	6.0
Tier 1 Capital (to average assets)	15,969,000	22.4	2,856,000	4.0	3,570,000	5.0

The Federal Reserve Board has similar requirements for bank holding companies.  The Company is currently not subject to these requirements because the Federal Reserve guidelines contain an exemption for bank holding companies of less than $500 million in consolidated assets, subject to certain limitations.

NOTE 16 – RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS, OR ADVANCES

The ability of Independence Bancshares, Inc. to pay cash dividends is dependent upon receiving cash in the form of dividends from the Bank.  However, certain restrictions exist regarding the ability of the subsidiary to transfer funds to Independence Bancshares, Inc. in the form of cash dividends, loans, or advances.  The approval of the OCC is required to pay dividends in excess of the Bank’s net profits (as defined) for the current year plus retained net profits (as defined) for the preceding two years, less any required transfers to surplus.

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

No ready market exists for non-marketable equity securities, and they have no quoted market value.  However, redemption of these stocks has historically been at par value.  Accordingly, the carrying amounts are deemed to be a reasonable estimate of fair value.

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

The estimated fair values of the Company’s financial instruments at December 31, 2007 and 2006 are as follows:

	2007		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and due from banks	$813,663	$813,663	$397,010	$397,010
Federal funds sold	1,804,000	1,804,000	779,000	779,000
Investment securities available for sale	5,162,355	5,162,355	9,584,946	9,584,946
Non-marketable equity securities	1,017,600	1,017,600	556,750	556,750
Loans, net	97,607,879	97,571,870	61,755,044	61,372,215

Financial Liabilities:
Deposits	82,133,117	82,273,026	56,906,716	56,931,540
Federal Home Loan Bank advances	9,000,000	9,245,873	—	—
Securities sold under agreements to repurchase	39,359	39,359	123,773	123,773

NOTE 18 – PARENT COMPANY FINANCIAL INFORMATION

Following is condensed financial information of Independence Bancshares, Inc. (parent company only):

Condensed Balance Sheets

	December 31,
	2007	2006
Assets
Cash and cash equivalents	$2,536,038	$2,536,038
Investment in subsidiary	16,453,395	15,937,432
	$18,989,433	$18,473,470

Liabilities and Shareholders’ Equity
Shareholders’ equity	$18,989,433	$18,473,470

Total liabilities and shareholders’ equity	$18,989,433	$18,473,470

Condensed Statements of Operations

	Year Ended December 31,
	2007	2006
Equity in undistributed net income (loss) of subsidiary	$322,193	$(641,728)

Net income (loss)	$322,193	$(641,728)

Condensed Statements of Cash Flows

	Year Ended December 31,
	2007	2006
Operating activities
Net income (loss)	$322,193	$(641,728)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Equity in undistributed net income of subsidiary	(322,193)	641,728

Net cash provided by operating activities	—	—

Net increase in cash and cash equivalents	—	—

Cash and cash equivalents, beginning of year	2,536,038	2,536,038

Cash and cash equivalents, end of year	$2,536,038	$2,536,038

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2007.  There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management’s Report on Internal Controls Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f).  A system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2007 based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929.  Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

The Company is continuously seeking to improve the efficiency and effectiveness of its operations and of its internal controls. This results in modifications to its processes throughout the Company. However, there has been no change in its internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. The Company’s registered public accounting firm was not required to issue an attestation on its internal controls over financial reporting pursuant to temporary rules of the Securities and Exchange Commission.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The information required by Item 9 is hereby incorporated by reference from our proxy statement for our 2008 annual meeting of shareholders to be held on May 15, 2008.

Item 10.  Executive Compensation.

The information required by Item 10 is hereby incorporated by reference from our proxy statement for our 2007 annual meeting of shareholders to be held on May 15, 2008.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth equity compensation plan information at December 31, 2007.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (c) (excluding securities reflected in column(a))
Equity compensation plans approved by security holders (1)	100,017	$10.08	160,609

Equity compensation plans not approved by security holders (2)	412,500	$10.00	—

Total	512,517	$10.00	160,609

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

The additional information required by this Item 11 is hereby incorporated by reference from our proxy statement for our 2008 annual meeting of shareholders to be held on May 15, 2008.

Item 12.  Certain Relationships and Related Transactions.

The information required by Item 12 is hereby incorporated by reference from our proxy statement for our 2008 annual meeting of shareholders to be held on May 15, 2008.

Item 13.  Exhibits.

3.1.	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form SB-2, File No. 333-121485).

3.2.	Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Form SB-2, File No. 333-121485).

4.1.

See Exhibits 3.1 and 3.2 for provisions in Independence Bancshares, Inc.’s Articles of Incorporation and Bylaws defining the rights of holders of the common stock (incorporated by reference to Exhibit 4.1 of the Company’s Form SB-2, File No. 333-121485).

4.2.	Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Company’s Form SB-2, File No. 333-121485).

10.1	Employment Agreement between Independence Bancshares, Inc. and Larry Miller dated July 1, 2004 (incorporated by reference to Exhibit 10.1 of the Company’s Form SB-2, File No. 333-121485).*

10.2	Employment Agreement between Independence Bancshares, Inc. and Kimberly D. Barrs dated October 4, 2004 (incorporated by reference to Exhibit 10.3 of the Company’s Form SB-2, File No. 333-121485).*

10.3	Form of Stock Warrant Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Form SB-2, File No. 333-121485).*

10.4	Form of Escrow Agreement between The Bankers Bank and Independence Bancshares, Inc. (incorporated by reference to Exhibit 10.5 of the Company’s Form SB-2, File No. 333-121485).

10.5	Independence Bancshares, Inc. 2005 Stock Incentive Plan and Form of Option Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-QSB for the period ended June 30, 2005). *

10.6	Employment Agreement between Independence Bancshares, Inc. and Susan B. Hoag dated January 10, 2005 (incorporated by reference to Exhibit 10.6 of the Company’s Form SB-2, File No. 333-121485).*

10.7

Employment Agreement between Independence Bancshares, Inc. and Schaefer M. Carpenter dated January 10, 2005 (incorporated by reference to Exhibit 10.7 of the Company’s Form SB-2, File No. 333-121485).*

10.8	Form of Sales Agency Agreement between Independence Bancshares, Inc. and FIG Partners, L.L.C. (incorporated by reference to Exhibit 10.8 of the Company’s Form SB-2, File No. 333-121485).

10.9	Stock Warrant Agreement between Lawrence R. Miller and the Company dated May 16, 2005 (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-QSB for the period ended June 30, 2005).*

21.1	Subsidiaries of the Company.

23.1	Consent of Elliot Davis, LLC.

24.1	Power of Attorney (filed as part of the signature page herewith).

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

*	Management contract of compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-KSB.

Item 14.  Principal Accountant and Fees.

The information required by Item 14 is hereby incorporated by reference from our proxy statement for our 2008 annual meeting of shareholders to be held on May 15, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENCE BANCSHARES, INC.

Dated:	March 18, 2008	By:	/s/ Lawrence R. Miller
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

Signature	Title	Date

/s/ Robert M. Austell		March 18, 2008
Robert M. Austell	Director

/s/ John W. Burnett		March 18, 2008
John W. Burnett	Director

Robert M. Carpenter, Sr.	Director

/s/ Billy J. Coleman		March 18, 2008
Billy J. Coleman	Director

/s/ Jose De Ocampo		March 18, 2008
Jose De Ocampo	Director

/s/ Robert E. Hamby, Jr.		March 18, 2008
Robert E. Hamby, Jr.	Director

/s/ H. Neel Hipp, Jr.		March 18, 2008
H. Neel Hipp, Jr.	Director

/s/ James D. King		March 18, 2008
James D. King	Director

/s/ William R. Mathis		March 18, 2008
William R. Mathis	Director

/s/ Lawrence R. Miller		March 18, 2008
Lawrence R. Miller	Chief Executive Officer, Director

/s/ Sudhirkumar C. Patel		March 18, 2008
Sudhirkumar C. Patel	Director

Hasmukh P. Rama	Director

/s/ W. Ray Samuels		March 18, 2008
W. Ray Samuels	Director

/s/ Katie N. Tuttle		March 18, 2008
Katie N. Tuttle	Chief Financial Officer

/s/ Charles D. Walters		March 18, 2008
Charles D. Walters	Director

/s/ Roger W. Walters		March 18, 2008
Roger W. Walters	Director

/s/ Vivian A. Wong		March 18, 2008
Vivian A. Wong	Director

EXHIBIT INDEX

Exhibit	Description

3.1.	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form SB-2, File No. 333-121485).

3.2.	Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Form SB-2, File No. 333-121485).

4.1.

See Exhibits 3.1 and 3.2 for provisions in Independence Bancshares, Inc.’s Articles of Incorporation and Bylaws defining the rights of holders of the common stock (incorporated by reference to Exhibit 4.1 of the Company’s Form SB-2, File No. 333-121485).

4.2.	Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Company’s Form SB-2, File No. 333-121485).

10.1	Employment Agreement between Independence Bancshares, Inc. and Larry Miller dated July 1, 2004 (incorporated by reference to Exhibit 10.1 of the Company’s Form SB-2, File No. 333-121485).*

10.2	Employment Agreement between Independence Bancshares, Inc. and Kimberly D. Barrs dated October 4, 2004 (incorporated by reference to Exhibit 10.3 of the Company’s Form SB-2, File No. 333- 121485).*

10.3	Form of Stock Warrant Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Form SB-2, File No. 333-121485).*

10.4	Form of Escrow Agreement between The Bankers Bank and Independence Bancshares, Inc. (incorporated by reference to Exhibit 10.5 of the Company’s Form SB-2, File No. 333-121485).

10.5	Independence Bancshares, Inc. 2005 Stock Incentive Plan and Form of Option Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-QSB for the period ended June 30, 2005). *

10.6	Employment Agreement between Independence Bancshares, Inc. and Susan B. Hoag dated January 10, 2005 (incorporated by reference to Exhibit 10.6 of the Company’s Form SB-2, File No. 333-121485).*

10.7

Employment Agreement between Independence Bancshares, Inc. and Schaefer M. Carpenter dated January 10, 2005 (incorporated by reference to Exhibit 10.7 of the Company’s Form SB-2, File No. 333- 121485).*

10.8	Form of Sales Agency Agreement between Independence Bancshares, Inc. and FIG Partners, L.L.C. (incorporated by reference to Exhibit 10.8 of the Company’s Form SB-2, File No. 333-121485).

10.9	Stock Warrant Agreement between Lawrence R. Miller and the Company dated May 16, 2005 (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-QSB for the period ended June 30, 2005).*

21.1	Subsidiaries of the Company.

23.1	Consent of Elliot Davis, LLC.

24.1	Power of Attorney (filed as part of the signature page herewith).

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.