Form 10-Q
period 2008-03-31
Independence Bancshares, Inc.
filed 2008-05-06
CIK 1311828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes         No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large accelerated filer	Accelerated filer
Non-accelerated (do not check if smaller reporting company)	Smaller reporting company

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes     No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
2,085,010 shares of common stock, $.01 par value per share, were issued and outstanding as of May 2, 2008.

Independence Bancshares, Inc.

Part I – Financial Information

Item 1.   Financial Statements

Consolidated Balance Sheets

	March 31, 2008	December 31, 2007
	(unaudited)	(audited)
Assets
Cash and due from banks	$2,437,990	$813,663
Federal funds sold	-	1,804,000
Investment securities available for sale	5,090,117	5,162,355
Non-marketable equity securities	1,080,200	1,017,600
Loans, net	110,062,371	97,607,879
Accrued interest receivable	427,047	467,186
Property and equipment, net	2,713,006	2,733,202
Other assets	1,039,866	905,360

Total assets	$122,850,597	$110,511,245

Liabilities
Deposits:
Noninterest bearing	$3,970,597	$2,924,754
Interest bearing	86,501,000	79,208,363

Total deposits	90,471,597	82,133,117

Borrowings	13,211,999	9,039,359
Accrued interest payable	138,230	126,433
Accounts payable and accrued expenses	117,076	222,903

Total liabilities	103,938,902	91,521,812

Commitments and contingencies

Shareholders’ equity
Preferred stock, par value $.01 per share; 10,000,000 shares
authorized; no shares issued	-	-
Common stock, par value $.01 per share; 10,000,000 shares
authorized; 2,085,010 shares issued and outstanding	20,850	20,850
Additional paid-in capital	20,712,238	20,671,588
Accumulated other comprehensive income	49,148	5,570
Accumulated deficit	(1,870,541)	(1,708,575)

Total shareholders’ equity	18,911,695	18,989,433

Total liabilities and shareholders' equity	$122,850,597	$110,511,245

The accompanying notes are an integral part of these consolidated financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Operations
(unaudited)

	Three Months Ended
	March 31,
	2008	2007
Interest income
Loans	$1,800,408	$1,392,454
Investment securities	57,884	97,370
Federal funds sold and other	48,988	16,388

Total interest income	1,907,280	1,506,212

Interest expense
Deposits	948,543	706,858
Borrowings	109,710	6,635

Total interest expense	1,058,253	713,493

Net interest income	849,027	792,719

Provision for loan losses	164,000	192,000

Net interest income after provision
for loan losses	685,027	600,719

Noninterest income	16,745	12,788

Noninterest expenses
Compensation and benefits	515,908	373,518
Professional fees	54,130	39,854
Marketing	56,548	59,389
Insurance	32,280	16,657
Occupancy and equipment	151,899	79,324
Data processing and related costs	78,270	56,523
Telephone and supplies	18,408	11,012
Other	39,195	31,191

Total noninterest expenses	946,638	667,468

Loss before income tax benefit	(244,866)	(53,961)

Income tax benefit	82,900	13,500

Net loss	$(161,966)	$(40,461)

Loss per common share - basic and diluted	$(0.08)	$(0.02)

Weighted average common shares outstanding - basic and diluted	2,085,010	2,085,010

The accompanying notes are an integral part of these consolidated financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Changes
In Shareholders’ Equity and Comprehensive Income (Loss)
(unaudited)

				Accumulated
				other
	Common stock		Additional	comprehensive	Accumulated
	Shares	Amount	paid-in capital	income (loss)	deficit	Total

December 31, 2006	2,085,010	$20,850	$20,563,588	$(80,200)	$(2,030,768)	$18,473,470
Compensation expense related to
stock options granted	-	-	16,500	-	-	16,500
Net loss	-	-	-	-	(40,461)	(40,461)
Unrealized gain on investment
securities available for sale,
net of tax	-	-	-	23,979	-	23,979

Total comprehensive loss	-	-	-	-	-	(16,482)

March 31, 2007	2,085,010	$20,850	$20,580,088	$(56,221)	$(2,071,229)	$18,473,488

December 31, 2007	2,085,010	$20,850	$20,671,588	$5,570	$(1,708,575)	$18,989,433
Compensation expense related to
stock options granted	-	-	40,650	-	-	40,650
Net loss	-	-	-	-	(161,966)	(161,966)

Unrealized gain on investment
securities available for sale,
net of tax	-	-	-	43,578	-	43,578

Total comprehensive loss	-	-	-	-	-	(118,388)

March 31, 2008	2,085,010	$20,850	$20,712,238	$49,148	$(1,870,541)	$18,911,695

The accompanying notes are an integral part of these consolidated financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,
	2008	2007
Operating activities
Net loss	$(161,966)	$(40,461)
Adjustments to reconcile net loss to cash provided by (used in) operating activities
Provision for loan losses	164,000	192,000
Depreciation	63,351	50,144
Amortization (accretion) of investment securities discounts, net	734	(710)
Compensation expense related to stock options granted	40,650	16,500
Increase in other assets, net	(116,816)	(92,043)
Decrease in other liabilities, net	(94,030)	(4,191)

Net cash provided by (used in) operating activities	(104,077)	121,239

Investing activities
Origination of loans, net	(12,618,492)	(14,337,732)
Maturity of investment securities available for sale	-	1,000,000
Repayments of investment securities available for sale	137,531	154,124
Purchase of non-marketable equity securities, net	(62,600)	(56,350)
Purchase of property and equipment	(43,155)	(15,406)

Net cash used in investing activities	(12,586,716)	(13,255,364)

Financing activities
Increase in deposits, net	8,338,480	15,472,110
Increase (decrease) in borrowings	4,172,640	(123,665)

Net cash provided by financing activities	12,511,120	15,348,445

Net increase (decrease) in cash and cash equivalents	(179,673)	2,214,320

Cash and cash equivalents at beginning of the period	2,617,663	1,176,010

Cash and cash equivalents at end of the period	$2,437,990	$3,390,330

Supplemental information:
Cash paid for
Interest	$1,046,456	$693,447

Income taxes	$14,499	$-

Schedule of non-cash transactions
Change in unrealized gain (loss) on securities, net of tax	$43,578	$23,979

Loans transferred to other real estate owned	$-	$105,376

The accompanying notes are an integral part of these consolidated financial statements.

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

Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for 2007 as filed with the Securities and Exchange Commission.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        A summary of these policies is included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2007.  For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for 2007 as filed with the Securities and Exchange Commission.  Accounting standards that have been issued or proposed by the Financial Accounting Standards Board that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Cash and Cash Equivalents

        For purposes of reporting cash flows, cash and cash equivalents include cash, amounts due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

Loss per Share

        Basic loss per share represents net loss divided by the weighted-average number of common shares outstanding during the period. Dilutive loss per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method. For the three month periods ended March 31, 2008 and 2007, as a result of the Company’s net loss, all of the potential common shares were considered anti-dilutive.

Fair Value Measurements

        Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. SFAS 157 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available-for-sale investment securities) or on a nonrecurring basis (for example, impaired loans).

        SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value: Level 1 - quoted prices in active markets for identical assets or liabilities; Level 2 - observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and Level 3 - unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

        Available-for-sale investment securities ($5,090,117 at March 31, 2008) are the only assets whose fair values are measured on a recurring basis using Level 1 inputs (active market quotes). The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis. The Company also has no assets or liabilities whose fair values are measured using Level 2 or Level 3 inputs.

NOTE 3 – INVESTMENT SECURITIES

        Investment securities classified as “Available for Sale” are carried at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity (net of estimated tax effects). Realized gains or losses on the sale of investments are based on the specific identification method.

        At March 31, 2008, the investment portfolio included an unrealized gain of approximately $74,000. At March 31, 2008 the investment portfolio included one security with a fair value of $874,869 and an amortized cost of $875,711 that had been in an unrealized loss position for more than twelve months. The Company believes, based on industry analyst reports and credit ratings that the deterioration in the fair value of this investment security available for sale is attributed to changes in market interest rates and not in the credit quality of the issuer and therefore, this loss is not considered other-than-temporary. The Company has the ability and intent to hold this security until such time as the value recovers or the security matures.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

DISCUSSION OF FORWARD-LOOKING STATEMENTS

This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in our forward-looking statements include, but are not limited, to the following:

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

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our audited consolidated financial statements as of December 31, 2007, as filed on our Annual Report on Form 10-KSB.

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

Overview

The following discussion describes our results of operations for the quarters ended March 31, 2008 and 2007 and also analyzes our financial condition as of March 31, 2008.

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

Results of Operations

Three months ended March 31, 2008 and 2007

We incurred a net loss of $161,966, or $0.08 per diluted share, for the quarter ended March 31, 2008 compared to a net loss of $40,461, or $0.02 per diluted share, for the quarter ended March 31, 2007, an increase in loss of $121,505. The increase in net loss is primarily due to an increase in noninterest expenses due to the opening of a new branch in October 2007 as discussed below.

For the three months ended March 31, 2008, we recognized $1.9 million in interest income and $1.1 million in interest expense, resulting in net interest income of $849,027, an increase of $56,308, or 7%, over the same period in 2007. Average earning assets increased to $111.3 million for the three months ended March 31, 2008 from $78.5 million for the three months ended March 31, 2007, an increase of $32.8 million, or 42%. Average interest bearing liabilities increased to $91.8 million for the three months ended March 31, 2008 from $59.2 million for the three months ended March 31, 2007, an increase of $32.6 million, or 55%. Net interest margin, calculated as net interest income divided by average earning assets, decreased from 4.01% for the quarter ended March 31, 2007 to 2.99% for the quarter ended March 31, 2008 primarily due to a decrease in yield on earning assets from 7.70% to 6.80% between periods due to significant rate decreases initiated by the Federal Reserve Board during the first quarter of 2008. This decrease was only slightly offset by the small decrease in cost of funds from 4.88% to 4.62% between periods due to the mix of liabilities and the timing of their repricing.

Provision for loan losses was $164,000 for the quarter ended March 31, 2008, a decrease of $28,000, or 15%, compared to the expense of $192,000 for the quarter ended March 31, 2007. This decrease in provision expense is due to a decrease in net loan originations in the current quarter compared to the comparable quarter in 2007.

For the three months ended March 31, 2008, non-interest income was $16,745 compared to $12,788 for the three months ended March 31, 2007. Non-interest income for the three months ended March 31, 2008 and 2007 was derived from service charges on deposits, customer service fees, rental income, and mortgage origination income.

During the current quarter, we incurred non-interest expenses of $946,638, compared to non-interest expenses of $667,468 for the quarter ended March 31, 2007, an increase of $279,170, or 42%. This increase of non-interest expenses for the three-month period ended March 31, 2008 primarily resulted from an increase of $142,390 in compensation and benefits expense compared to the quarter ended March 31, 2007, primarily due to the addition of staff for the new branch which opened in October 2007. There were also increases of $72,575 in occupancy expenses and $21,747 in data processing and related costs, due to the opening of the new branch.

Income tax benefit for the quarter ended March 31, 2008 was $82,900 compared to $13,500 for the quarter ended March 31, 2007. The increase in income tax benefit is a result of the increase in net loss between periods.

Assets and Liabilities

General

Total assets as of March 31, 2008 were $122.9 million, representing an increase of $12.3 million, or 11%, compared to December 31, 2007. The increase in assets is due to net loan originations of $12.6 million, which were funded by deposit growth of $8.3 million and borrowings of $4.2 million. At March 31, 2008, our total assets consisted principally of $5.1 million in investment securities, $110.1 million in net loans, and $2.7 million in property and equipment. Our management closely monitors and seeks to maintain appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and demand.

Liabilities at March 31, 2008 totaled $103.9 million, representing an increase of $12.4 million, or 14%, compared to December 31, 2007, and consisted principally of $90.5 million in deposits and $13.2 million in borrowings. At March 31, 2008, shareholders’ equity was $18.9 million compared to $19.0 million at December 31, 2007.

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, we intend to invest a substantial percentage of our earning assets in our loan portfolio. At March 31, 2008, our loan portfolio consisted primarily of $69.2 million of commercial real estate loans, $19.2 million of commercial business loans, and $23.3 million of consumer and home equity loans.

We discontinue accrual of interest on a loan when we conclude it is doubtful that we will be able to collect interest from the borrower. We reach this conclusion by taking into account factors such as the borrower’s financial condition, economic and business conditions, and the results of our previous collection efforts. Generally, we place a delinquent loan in non-accrual status when the loan becomes 90 days or more past due. When we place a loan in non-accrual status, we reverse all interest which has been accrued on the loan but remains unpaid and deduct this interest from earnings as a reduction of reported interest income. We do not accrue any additional interest on the loan balance until we conclude the collection of both principal and interest is reasonably certain. We had approximately $385,000 and $1,084,000 in non-accrual loans at March 31, 2008 and December 31, 2007, respectively. This balance represents 0.34% of gross loans at quarter-end. Nonaccrual loans decreased during the quarter due to the payoff of one loan, with a principal balance of $700,000, in January 2008. We collected the full principal outstanding on the loan as well interest and legal fees. At March 31, 2008, we were not aware of any potential problem loans that were not already categorized as nonaccrual.

At March 31, 2008, we had one borrowing relationship with an aggregate principal balance of $385,000 that was considered classified. This relationship was placed on non-accrual status in July 2007. Based on our current evaluation of the financial condition of the borrower and the sufficient value of the collateral, we do not believe we will incur a material loss from this relationship at this time. Based on the same factors, management does not consider this relationship to be impaired.

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

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. The allowance for loan losses for the three months ended March 31, 2008 and 2007 is presented below:

	Three Months Ended
	March 31,
	2008	2007
Balance at beginning of the period	$1,283,491	$1,198,152
Provision for loan losses	164,000	192,000
Loans charged-off	-	-
Recoveries of loans previously charged-off	-	-

Balance at end of the period	$1,447,491	$1,390,152

As of March 31, 2008, the allowance for loan losses was $1.4 million, or 1.30% of gross loans, compared to $1.3 million, or 1.30% of gross loans as of December 31, 2007. For the quarter ended March 31, 2008, provision for loan losses was $164,000, a decrease of $28,000, or 15%, over the three months ended March 31, 2007. This decrease in provision expense is due to a decrease in net loan originations in the current quarter compared to the first quarter of 2007.

The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons. Due to our limited operating history, with the exception of the specific reserve described above, to date the provision for loan losses has been made primarily as a result of our assessment of general loan loss risk compared to banks of similar size and maturity. In addition, due to our short operating history, the loans in our loan portfolio and our lending relationships are of very recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process known as seasoning. As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because our loan portfolio is new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition. Periodically, we will adjust the amount of the allowance based on changing circumstances. We will charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

Deposits

Our primary source of funds for loans and investments is our deposits. At March 31, 2008, we had $90.5 million in deposits, representing an increase of $8.3 million, or 10%, compared to December 31, 2007. Deposits at March 31, 2008 consisted primarily of $7.6 million in demand deposit accounts, $12.6 million in money market accounts and $70.2 million in time deposits. During the fourth quarter of 2006, we began obtaining deposits outside of our local market area in the form of brokered time deposits. Due to the interest rate environment in our market, as well as strong competition from other banking and financial services companies in gathering deposits, brokered time deposits allow us to obtain funding at a lower interest rate than local market deposits and other funding sources in order to support loan growth. At March 31, 2008, we had $37.6 million in brokered time deposits. We plan to continue the use of brokered time deposits, while maintaining an effort to gather core deposits in our local market.

Borrowings

We use borrowings to fund growth of earning assets in excess of deposit growth. Borrowings totaled $13.2 million at March 31, 2008, compared to $9.0 million at December 31, 2007. This increase is primarily due to the addition of a FHLB Advance in the amount of $4.0 million in March 2008. This additional borrowing was used to support earning asset growth. The advance has a rate of 2.558% and matures in March 2010. The remaining balance in borrowings represents federal funds purchased and customer repurchase agreements.

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of liabilities. We manage both assets and liabilities to achieve appropriate levels of liquidity. Cash and short-term investments are our primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. The investment portfolio is our principal source of secondary asset liquidity. However, the availability of this source of funds is influenced by market conditions and pledging agreements. Individual and commercial deposits, brokered deposits and borrowings are our primary source of funds for credit activities. We maintain federal funds purchased lines of credit with correspondent banks totaling $7.0 million. We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made for leverage purposes, if so desired, in an amount up to 20% of the total assets of the Bank. As brokered deposits or advances mature in 2008, we intend to replace these funds with new brokered deposits or advances to the extent necessary after considering core deposit growth. We believe our liquidity sources are adequate to meet our operating needs. The level of liquidity is measured by the cash, cash equivalents, and investment securities available for sale-to-total assets ratio, which was at 6.13% at March 31, 2008.

Impact of Off-Balance Sheet Instruments

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2008, we had issued commitments to extend credit of $30.1 million through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Commitments and Contingencies

As of March 31, 2008, there were no significant firm commitments outstanding for capital expenditures. However, we have engaged a firm to design and build a full service branch on our new site in Simpsonville, South Carolina. We anticipate we will begin construction on this facility in second quarter 2008 and estimate the construction and equipment costs to be approximately $1,000,000.

Capital Resources

Total shareholders’ equity decreased slightly to $18.9 million at March 31, 2008 from $19.0 million at December 31, 2007. Our net loss for the quarter of $161,966 was offset by the increase of $43,578 in unrealized gain on securities available for sale and the capital impact of $40,650 in compensation expense related to stock option grants.

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

The Bank is also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio. Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios 1% to 2% above the minimum. The Bank exceeded its minimum regulatory capital ratios as of March 31, 2008, as well as the ratios to be considered “well capitalized.”

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at March 31, 2008.

	(Dollars in thousands)
			Well Capitalized		Adequately Capitalized
	Actual		Requirement		Requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets	$16,893	13.90%	$12,153	10.0%	$9,722	8.0%
Tier 1 capital to risk weighted assets	$15,446	12.71%	$7,292	6.0%	$4,861	4.0%
Tier 1 capital to average assets	$15,446	13.53%	$5,710	5.0%	$4,568	4.0%

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4.   Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2008. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: May 6, 2008	By: /s/ Lawrence R. Miller Lawrence R. Miller Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2008	By: /s/ Katie N. Tuttle Katie N. Tuttle Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit
Number                 Description

31.1        Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2        Rule 13a-14(a) Certification of the Principal Financial Officer.

32           Section 1350 Certifications.