Form 10-Q
period 2008-06-30
Independence Bancshares, Inc.
filed 2008-08-06
CIK 1311828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2008

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
2,085,010 shares of common stock, $.01 par value per share, were issued and outstanding as of August 6, 2008.

Independence Bancshares, Inc.

Part I – Financial Information

Item 1.   Financial Statements

Consolidated Balance Sheets

	June 30, 2008	December 31, 2007
	(unaudited)	(audited)
Assets
Cash and due from banks	$2,763,057	$813,663
Federal funds sold	-	1,804,000
Investment securities available for sale	4,717,490	5,162,355
Non-marketable equity securities	1,423,803	1,017,600
Loans, net of allowance for loan losses of $1,554,491 and
$1,283,491, respectively	118,092,941	97,607,879
Accrued interest receivable	401,455	467,186
Property and equipment, net	2,777,573	2,733,202
Other assets	1,110,451	905,360

Total assets	$131,286,770	$110,511,245

Liabilities
Deposits:
Noninterest bearing	$4,657,254	$2,924,754
Interest bearing	93,680,682	79,208,363

Total deposits	98,337,936	82,133,117

Borrowings	13,809,017	9,039,359
Accrued interest payable	213,043	126,433
Accounts payable and accrued expenses	123,180	222,903

Total liabilities	112,483,176	91,521,812

Commitments and contingencies

Shareholders’ equity
Preferred stock, par value $.01 per share; 10,000,000 shares
authorized; no shares issued	-	-
Common stock, par value $.01 per share; 10,000,000 shares
authorized; 2,085,010 shares issued and outstanding	20,850	20,850
Additional paid-in capital	20,757,658	20,671,588
Accumulated other comprehensive income	6,057	5,570
Accumulated deficit	(1,980,971)	(1,708,575)

Total shareholders' equity	18,803,594	18,989,433

Total liabilities and shareholders' equity	$131,286,770	$110,511,245

The accompanying notes are an integral part of these consolidated financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest income
Loans	$1,776,893	$1,676,107	$3,577,301	$3,068,561
Investment securities	54,597	72,903	112,481	170,273
Federal funds sold and other	29,425	35,146	78,413	51,534

Total interest income	1,860,915	1,784,156	3,768,195	3,290,368

Interest expense
Deposits	889,558	847,144	1,838,101	1,554,002
Borrowings	137,960	9,105	247,670	15,740

Total interest expense	1,027,518	856,249	2,085,771	1,569,742

Net interest income	833,397	927,907	1,682,424	1,720,626

Provision for loan losses	107,000	121,000	271,000	313,000

Net interest income after provision
for loan losses	726,397	806,907	1,411,424	1,407,626

Noninterest income	20,210	14,003	36,955	26,791

Noninterest expenses
Compensation and benefits	$476,963	$392,592	$992,871	$766,110
Professional fees	55,262	28,760	109,392	68,614
Marketing	49,409	73,177	105,957	132,566
Insurance	34,695	39,990	66,975	56,647
Occupancy and equipment	145,390	91,593	297,289	170,917
Data processing and related costs	78,999	58,765	157,269	115,288
Telephone and supplies	21,052	11,467	39,460	22,479
Other	52,667	34,487	91,862	65,678

Total noninterest expenses	914,437	730,831	1,861,075	1,398,299

Income (loss) before income tax benefit	(167,830)	90,079	(412,696)	36,118

Income tax benefit	57,400	24,400	140,300	37,900

Net income (loss)	$(110,430)	$114,479	$(272,396)	$74,018

Income (loss) per common share - basic and diluted	$(0.05)	$0.05	$(0.13)	$0.04

Weighted average common shares outstanding - basic and
diluted	2,085,010	2,085,010	2,085,010	2,085,010

The accompanying notes are an integral part of these consolidated financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Changes
In Shareholders’ Equity and Comprehensive Income (Loss)
(unaudited)

				Accumulated
				other
	Common stock		Additional	comprehensive	Accumulated
	Shares	Amount	paid-in capital	income (loss)	deficit	Total

December 31, 2006	2,085,010	$20,850	$20,563,588	$(80,200)	$(2,030,768)	$18,473,470
Compensation expense related to
stock options granted	-	-	48,150	-	-	48,150
Net income	-	-	-	-	74,018	74,018
Unrealized gain on investment
securities available for sale,
net of tax	-	-	-	2,893	-	2,893

Total comprehensive income	-	-	-	-	-	76,911

June 30, 2007	2,085,010	$20,850	$20,611,738	$(77,307)	$(1,956,750)	$18,598,531

December 31, 2007	2,085,010	$20,850	$20,671,588	$5,570	$(1,708,575)	$18,989,433
Compensation expense related to
stock options granted	-	-	86,070	-	-	86,070
Net loss	-	-	-	-	(272,396)	(272,396)
Unrealized gain on investment
securities available for sale,
net of tax	-	-	-	487	-	487

Total comprehensive loss	-	-	-	-	-	(271,909)

June 30, 2008	2,085,010	$20,850	$20,757,658	$6,057	$(1,980,971)	$18,803,594

The accompanying notes are an integral part of these consolidated financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
	2008	2007
Operating activities
Net income (loss)	$(272,396)	$74,018
Adjustments to reconcile net income (loss) to cash provided by operating activities
Provision for loan losses	271,000	313,000
Depreciation	115,436	101,119
Amortization (accretion) of investment securities discounts, net	1,476	(374)
Compensation expense related to stock options granted	86,070	48,150
Increase in other assets, net	(139,612)	(203,707)
Increase (decrease) in other liabilities, net	(13,113)	1,926

Net cash provided by operating activities	48,861	334,132

Investing activities
Origination of loans, net	(20,756,062)	(23,488,192)
Maturity of investment securities available for sale	-	4,000,000
Repayments of investment securities available for sale	444,128	300,521
Purchase of non-marketable equity securities, net	(406,203)	(280,850)
Purchase of property and equipment	(159,807)	(22,685)
Sale of other real estate owned	-	105,376

Net cash used in investing activities	(20,877,944)	(19,385,830)

Financing activities
Increase in deposits, net	16,204,819	17,917,250
Increase in borrowings	4,769,658	5,419,756

Net cash provided by financing activities	20,974,477	23,337,006

Net increase in cash and cash equivalents	145,394	4,285,308

Cash and cash equivalents at beginning of the period	2,617,663	1,176,010

Cash and cash equivalents at end of the period	$2,763,057	$5,461,318

Supplemental information:
Cash paid for
Interest	$1,999,161	$1,546,336

Income taxes	$14,499	$-

Schedule of non-cash transactions
Change in unrealized gain on securities, net of tax	$487	$2,893

Loans transferred to other real estate owned	$-	$(105,376)

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

Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for 2007 as filed with the Securities and Exchange Commission.

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

        Cash and Cash Equivalents – For purposes of reporting cash flows, cash and cash equivalents include cash, amounts due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

        Loss per Share – Basic loss per share represents net loss divided by the weighted-average number of common shares outstanding during the period. Dilutive loss per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method. For the three and six month periods ended June 30, 2008, as a result of the Company’s net loss, all of the potential common shares were considered anti-dilutive. For the three and six month periods ended June 30, 2007, there were 91,000 stock options that were excluded from the calculation of diluted earnings per share because their exercise prices were greater than the calculated average market price of the common shares.

        Fair Value Measurements – Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which provides a framework for measuring and disclosing fair value under generally accepted accounting principles.  SFAS 157 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available-for-sale investment securities) or on a nonrecurring basis (for example, impaired loans).

        SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:  Level 1 — quoted prices in active markets for identical assets or liabilities; Level 2 — observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and Level 3 — unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

                          Available-for-sale investment securities ($4,717,490 at June 30, 2008) are the only assets whose fair values are measured on a recurring basis using Level 1 inputs (active market quotes).   The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis.  The Company also has no assets or liabilities whose fair values are measured using Level 2 or Level 3 inputs.

NOTE 3 – INVESTMENT SECURITIES

        Investment securities classified as “Available for Sale” are carried at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity (net of estimated tax effects). Realized gains or losses on the sale of investments are based on the specific identification method.

        At June 30, 2008, the investment portfolio included an unrealized gain of approximately $9,000. At June 30, 2008 the investment portfolio included four securities with a fair value of $2,302,481 and an amortized cost of $2,318,207 that had been in an unrealized loss position for less than twelve months and no securities in a loss position for more than twelve months. The Company believes, based on industry analyst reports and credit ratings, that the deterioration in the fair value of these investment securities available for sale is attributed to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

DISCUSSION OF FORWARD-LOOKING STATEMENTS

This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in our forward-looking statements include, but are not limited, to the following:

•	significant increases in competitive pressure in the banking and financial services industries;
•	changes in the interest rate environment which could reduce anticipated or actual margins;
•	changes in political conditions or the legislative or regulatory environment;
•	general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected, resulting in, among other things, a deterioration in credit quality;
•	changes occurring in business conditions and inflation;
•	changes in technology;
•	changes in deposit flows;
•	changes in monetary and tax policies;
•	the level of allowance for loan losses;
•	the rate of delinquencies and amounts of charge-offs;
•	the rates of loan growth and the lack of seasoning in our loan portfolio;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	loss of consumer confidence and economic disruptions resulting from terrorist activities;
•	our reliance on secondary liquidity sources such as Federal Home Loan Bank advances, federal funds lines of credit from correspondent banks, and out-of-market time deposits, to meet our liquidity needs;
•	changes in the securities markets; and
•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

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

Overview

The following discussion describes our results of operations for the three and six month periods ended June 30, 2008 and 2007 and also analyzes our financial condition as of June 30, 2008.

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

Results of Operations

Three months ended June 30, 2008 and 2007

We incurred a net loss of $110,430, or $0.05 per diluted share, for the quarter ended June 30, 2008 compared to net income of $114,479, or $0.05 per diluted share, for the quarter ended June 30, 2007, a difference of $224,909. The increase in net loss is primarily due to an increase in noninterest expenses due to the opening of a new branch in October 2007 and a decrease in net interest income each of which are further discussed below.

For the three months ended June 30, 2008, we recognized $1.9 million in interest income and $1.0 million in interest expense, resulting in net interest income of $833,397, a decrease of $94,510, or 10%, over the same period in 2007, despite an increase in our average earning assets during this period. Average earning assets increased to $123.5 million for the three months ended June 30, 2008 from $89.6 million for the three months ended June 30, 2007, an increase of $33.9 million, or 38%. Average interest bearing liabilities increased to $103.8 million for the three months ended June 30, 2008 from $70.8 million for the three months ended June 30, 2007, an increase of $33.0 million, or 47%. Net interest margin, calculated as net interest income divided by average earning assets, decreased from 4.08% for the quarter ended June 30, 2007 to 2.65% for the quarter ended June 30, 2008, primarily due to a decrease in yield on earning assets from 7.91% to 5.98% between periods due to significant rate decreases initiated by the Federal Reserve Board during the first half of 2008. This decrease was slightly offset by a lesser decrease in cost of funds from 4.85% to 3.97% between periods due to the mix of liabilities and the timing of their repricing. Overall, for the quarter ended June 30, 2008 compared to the quarter ended June 30, 2007, even though we generated approximately $234,000 of additional net interest income as a result of the increased volume of loans outstanding, this increase was more than offset by rate decreases causing a decline of approximately $328,000 in net interest income.

Provision for loan losses was $107,000 for the quarter ended June 30, 2008, a decrease of $14,000, or 12%, compared to the expense of $121,000 for the quarter ended June 30, 2007. This decrease in provision expense is due to a decrease in net loan originations in the current quarter compared to the comparable quarter in 2007. The provision for loan losses is discussed further below under Provision and Allowance for Loan Losses.

For the three months ended June 30, 2008, noninterest income was $20,210 compared to $14,003 for the three months ended June 30, 2007, an increase of $6,207, or 44%, between comparable periods. Noninterest income for the three months ended June 30, 2008 and 2007 was derived from service charges on deposits, which increased approximately $3,000, customer service fees, rental income, and mortgage origination income, which increased approximately $3,000.

During the current quarter, we incurred noninterest expenses of $914,437, compared to noninterest expenses of $730,831 for the quarter ended June 30, 2007, an increase of $183,606, or 25%. This increase of noninterest expenses for the three month period ended June 30, 2008 primarily resulted from an increase of $84,371 in compensation and benefits expense compared to the quarter ended June 30, 2007, primarily due to the addition of staff for the new full service branch we opened on Wade Hampton Boulevard in Taylors, South Carolina in October 2007. There were also increases of $53,797 in occupancy expenses and $20,234 in data processing and related costs, also due to the opening of the new branch. Professional fees increased $26,502 between comparable periods due to increased legal expenses and additional current year costs related to compliance with Sarbanes Oxley regulations. Marketing expenses decreased $23,768 in the current quarter compared to the prior year comparable quarter as a result of more focused marketing efforts.

Income tax benefit for the quarter ended June 30, 2008 was $57,400 compared to $24,400 for the quarter ended June 30, 2007. The income tax benefit for the quarter ended June 30, 2008 is based on our estimated effective tax rate. The income tax benefit recognized on net income for the comparable period in 2007 is a result of the generation of taxable income offset by the usage of net operating loss carry-forwards.

Six months ended June 30, 2008 and 2007

We incurred a net loss of $272,396, or $0.13 per diluted share, for the six month period ended June 30, 2008 compared to net income of $74,018, or $0.04 per diluted share, for the six month period ended June 30, 2007, a difference of $346,414. The increase in net loss is primarily due to an increase in noninterest expenses due to the opening of a new branch in October 2007 and a decrease in net interest income each of which are further discussed below.

For the six months ended June 30, 2008, we recognized $3.8 million in interest income and $2.1 million in interest expense, resulting in net interest income of $1.7 million, a decrease of $38,202, or 2%, over the same period in 2007. Because of compression in our net interest margin, net interest income declined even though our average earning assets increased. Average earning assets increased to $117.4 million for the six months ended June 30, 2008 from $84.0 million for the six months ended June 30, 2007, an increase of $33.4 million, or 40%. Average interest bearing liabilities increased to $97.8 million for the six months ended June 30, 2008 from $65.0 million for the six months ended June 30, 2007, an increase of $32.8 million, or 50%. Net interest margin, calculated as net interest income divided by average earning assets, decreased from 4.05% for the six month period ended June 30, 2007 to 2.81% for the six month period ended June 30, 2008 primarily due to a decrease in yield on earning assets from 7.81% to 6.38% between periods due to significant rate decreases initiated by the Federal Reserve Board during the first half of 2008. This decrease was slightly offset by a lesser decrease in cost of funds from 4.87% to 4.28% between periods due to the mix of liabilities and the timing of their repricing. Overall, for the six month period ended June 30, 2008 compared to the same period in 2007, net interest margin was positively impacted by volume changes equating to approximately $448,000 of net interest income, but this was more than offset by rate decreases equating to a decline of approximately $486,000 of net interest income.

Provision for loan losses was $271,000 for the six month period ended June 30, 2008, a decrease of $42,000, or 13%, compared to the expense of $313,000 for the six month period ended June 30, 2007. This decrease in provision expense is due to a decrease in net loan originations in the current six month period compared to the comparable six month period in 2007. The provision for loan losses is discussed further below under Provision and Allowance for Loan Losses.

For the six months ended June 30, 2008, noninterest income was $36,955 compared to $26,791 for the six months ended June 30, 2007, an increase of $10,164, or 38%, between comparable periods. Noninterest income for the six months ended June 30, 2008 and 2007 was derived from service charges on deposits, which increased approximately $5,000, customer service fees, rental income, and mortgage origination income, which increased approximately $5,000.

During the current six month period, we incurred noninterest expenses of $1,861,075, compared to noninterest expenses of $1,398,299 for the six month period ended June 30, 2007, an increase of $462,776, or 33%. This increase of noninterest expenses for the six month period ended June 30, 2008 primarily resulted from an increase of $226,761 in compensation and benefits expense compared to the six month period ended June 30, 2007, primarily due to the addition of staff for the new branch which opened in October 2007. There were also increases of $126,372 in occupancy expenses and $41,981 in data processing and related costs, also due to the opening of the new branch. Professional fees increased $40,778 between comparable periods due to increased legal expenses and additional current year costs related to compliance with Sarbanes Oxley regulations. Marketing expenses decreased $26,609 in the current quarter compared to the prior year comparable quarter as a result of more focused marketing efforts.

Income tax benefit for the six month period ended June 30, 2008 was $140,300 compared to $37,900 for the six month period ended June 30, 2007. The income tax benefit for the six month period ended June 30, 2008 is based on our estimated effective tax rate. The income tax benefit recognized on net income for the comparable period in 2007 is a result of the generation of taxable income offset by the usage of net operating loss carry-forwards.

Assets and Liabilities

General

Total assets as of June 30, 2008 were $131.3 million, representing an increase of $20.8 million, or 19%, compared to December 31, 2007. The increase in assets is due to net loan originations of $20.8 million, which were funded by deposit growth of $16.2 million and borrowings of $4.8 million. At June 30, 2008, our total assets consisted principally of $4.7 million in investment securities, $118.1 million in net loans, and $2.8 million in property and equipment. Our management closely monitors and seeks to maintain appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and demand.

Liabilities at June 30, 2008 totaled $112.5 million, representing an increase of $21.0 million, or 23%, compared to December 31, 2007, and consisted principally of $98.3 million in deposits and $13.8 million in borrowings consisting of Federal Home Loan Bank (“FHLB”) Advances, federal funds purchased and customer repurchase agreements. At June 30, 2008, shareholders’ equity was $18.8 million compared to $19.0 million at December 31, 2007.

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, we invest a substantial percentage of our earning assets in our loan portfolio. At June 30, 2008, our loan portfolio consisted primarily of $73.3 million of commercial real estate loans, $20.5 million of commercial business loans, and $26.0 million of consumer and home equity loans.

We discontinue accrual of interest on a loan when we conclude it is doubtful that we will be able to collect interest from the borrower. We reach this conclusion by taking into account factors such as the borrower’s financial condition, economic and business conditions, and the results of our previous collection efforts. Generally, we place a delinquent loan in non-accrual status when the loan becomes 90 days or more past due. When we place a loan in non-accrual status, we reverse all interest which has been accrued on the loan but remains unpaid and deduct this interest from earnings as a reduction of reported interest income. We do not accrue any additional interest on the loan balance until we conclude the collection of both principal and interest is reasonably certain. We had approximately $163,000 and $1,084,000 in non-accrual loans at June 30, 2008 and December 31, 2007, respectively. This decrease between periods is due to the payoff of two non-accrual loans during the six month period ended June 30, 2008. In January 2008 a loan with a principal balance of $700,000 was paid in full plus interest and legal fees. In June 2008 a loan with a principal balance of $246,000 was paid in full plus interest and legal fees. Non-accrual loans represented 0.14% of gross loans at June 30, 2008. At June 30, 2008, we were not aware of any potential problem loans that were not already categorized as nonaccrual.

At June 30, 2008, we had two borrowing relationships with an aggregate principal balance of $163,000 that were considered classified. Based on our current evaluation of the financial condition of the borrowers and the sufficient value of the collateral, we do not believe we will incur a material loss from these relationships at this time. Based on the same factors, management does not consider these relationships to be impaired.

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

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. The allowance for loan losses for the three and six months ended June 30, 2008 and 2007 is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Balance at beginning of the period	$1,447,491	$1,390,152	$1,283,491	$1,198,152
Provision for loan losses	107,000	121,000	271,000	313,000
Loans charged-off	-	(397,661)	-	(397,661)
Recoveries of loans previously charged-off	-	-	-	--

Balance at end of the period	$1,554,491	$1,113,491	$1,554,491	$1,113,491

As of June 30, 2008, the allowance for loan losses was $1.6 million, or 1.30% of gross loans, compared to $1.3 million, or 1.30% of gross loans as of December 31, 2007. Provision for loan losses was $107,000 for the quarter ended June 30, 2008, a decrease of $14,000, or 12%, compared to the expense of $121,000 for the quarter ended June 30, 2007. For the six months ended June 30, 2008, provision for loan losses was $271,000, a decrease of $42,000, or 13%, over the six months ended June 30, 2007. This decrease in provision expense is due to a decrease in net loan originations in the current three and six month periods compared to the comparable periods of 2007. During the three months ended June 30, 2007, we recorded charge-offs of $397,661 related to the loan relationship discussed under “Loans” above.

The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons. Due to our limited operating history, with the exception of the specific reserve described above, to date the provision for loan losses has been made primarily as a result of our assessment of general loan loss risk compared to banks of similar size and maturity. In addition, due to our short operating history, the loans in our loan portfolio and our lending relationships are of very recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process known as seasoning. As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because our loan portfolio is new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. In the recent months, many banks have begun to see an overall decline in credit quality and have increased their allowance for loan losses accordingly. Though we have not experienced significant changes in credit quality during this volatile time, we continue to carefully monitor our loan portfolio for deterioration. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition. Periodically, we will adjust the amount of the allowance based on changing circumstances. We will charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

Deposits

Our primary source of funds for loans and investments is our deposits. At June 30, 2008, we had $98.3 million in deposits, representing an increase of $16.2 million, or 20%, compared to December 31, 2007. Deposits at June 30, 2008 consisted primarily of $10.9 million in demand deposit accounts, $14.1 million in money market accounts and $73.3 million in time deposits. During the fourth quarter of 2006, we began obtaining deposits outside of our local market area in the form of brokered time deposits. Due to the interest rate environment in our market, as well as strong competition from other banking and financial services companies in gathering deposits, brokered time deposits allow us to obtain funding in order to support loan growth. At June 30, 2008, we had $43.8 million in brokered time deposits. We plan to continue the use of brokered time deposits in compliance with our policy, while focusing our efforts to gather core deposits in our local market.

Borrowings

We use borrowings to fund growth of earning assets in excess of deposit growth. Borrowings totaled $13.8 million at June 30, 2008, compared to $9.0 million at December 31, 2007. This increase is primarily due to the addition of a FHLB advance in the amount of $4.0 million in March 2008. This additional borrowing was used to support earning asset growth. The advance has a rate of 2.558% and matures in March 2010. The remaining balance in borrowings represents federal funds purchased and customer repurchase agreements.

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of liabilities. We manage both assets and liabilities to achieve appropriate levels of liquidity. Cash and short-term investments are our primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. The investment portfolio is our principal source of secondary asset liquidity. However, the availability of this source of funds is influenced by market conditions and pledging agreements. Individual and commercial deposits, brokered deposits and borrowings are our primary source of funds for credit activities. We maintain federal funds purchased lines of credit with correspondent banks totaling $7.0 million. We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made for leverage purposes, if so desired, in an amount up to 20% of the total assets of the Bank. As brokered deposits or advances mature in 2008, we intend to replace these funds with new brokered deposits or advances to the extent necessary after considering core deposit growth. We believe our liquidity sources are adequate to meet our operating needs. The level of liquidity is measured by the cash, cash equivalents, and investment securities available for sale to total assets ratio, which was at 5.70% at June 30, 2008.

Impact of Off-Balance Sheet Instruments

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2008, we had issued commitments to extend credit of $26.0 million through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Commitments and Contingencies

As of June 30, 2008, there were no significant firm commitments outstanding for capital expenditures. However, we have engaged a firm to design and build a full service branch on our new site in Simpsonville, South Carolina. We anticipate we will begin construction on this facility in third quarter 2008 and estimate the construction and equipment costs to be approximately $1,000,000.

Capital Resources

Total shareholders’ equity decreased slightly to $18.8 million at June 30, 2008 from $19.0 million at December 31, 2007, primarily due to our net loss for the six months of $272,396, partially offset by the increase of $487 in unrealized gain on securities available for sale and the capital impact of $86,070 in compensation expense related to stock option grants.

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

The Bank is also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio. Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios 1% to 2% above the minimum. The Bank exceeded its minimum regulatory capital ratios as of June 30, 2008, as well as the ratios to be considered “well capitalized.”

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at June 30, 2008.

	(Dollars in thousands)
			Well Capitalized		Adequately Capitalized
	Actual		Requirement		Requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets	$16,723	13.21%	$12,662	10.0%	$10,130	8.0%
Tier 1 capital to risk weighted assets	$15,169	11.98%	$7,597	6.0%	$5,065	4.0%
Tier 1 capital to average assets	$15,169	12.00%	$6,323	5.0%	$5,058	4.0%

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.   Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2008. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Not applicable

Item 3.   Default Upon Senior Securities

Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders

On May 15, 2008, Independence Bancshares, Inc. held its 2008 Annual Meeting of Shareholders. The only matter submitted to shareholders at the meeting was the election of directors. The following describes the matter voted upon at the annual meeting and sets forth the number of votes cast for and those withheld (there were no broker non-votes or abstentions). The results of the 2008 Annual Meeting of Shareholders were as follows:

Proposal #1 – Election of Directors

	Voting Shares in Favor		Withheld
	#	%	Authority
Robert M. Austell	1,423,040	100	1,000
John W. Burnett, Sr.	1,423,040	100	1,000
Billy J. Coleman	1,423,040	100	1,000
Jose De Ocampo	1,412,540	99	11,500
H. Neel Hipp, Jr.	1,423,040	100	1,000
James D. King	1,423,540	100	500
William R. Mathis	1,413,040	99	11,000
A. Alexander McLean, III	1,420,540	100	3,500
Lawrence R. Miller	1,421,540	100	1,500
Sudhirkumar C. Patel	1,413,040	99	11,000
Hasmukh P. Rama	1,413,040	99	11,000
Donald H. Rex, Jr.	1,423,540	100	500
W. Ray Samuels	1,423,540	100	500
Charles D. Walters	1,423,540	100	500
Roger W. Walters	1,423,540	100	500
Vivian A. Wong	1,423,290	100	750

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

Date: August 6, 2008	By: /s/ Lawrence R. Miller Lawrence R. Miller Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2008	By: /s/ Katie N. Tuttle Katie N. Tuttle Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit
Number                 Description

31.1        Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2        Rule 13a-14(a) Certification of the Principal Financial Officer.

32           Section 1350 Certifications.