Form 10-Q
period 2008-09-30
Independence Bancshares, Inc.
filed 2008-11-10
CIK 1311828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2008

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
2,085,010 shares of common stock, $.01 par value per share, were issued and outstanding as of October 31, 2008.

Independence Bancshares, Inc.

Part I – Financial Information

Item 1.   Financial Statements

Consolidated Balance Sheets

	September 30, 2008	December 31, 2007
	(unaudited)	(audited)
Assets
Cash and due from banks	$1,147,252	$813,663
Federal funds sold	2,376,000	1,804,000
Investment securities available for sale	4,563,961	5,162,355
Non-marketable equity securities	1,558,804	1,017,600
Loans, net of allowance for loan losses of $1,611,491 and
$1,283,491, respectively	122,412,536	97,607,879
Accrued interest receivable	435,269	467,186
Property and equipment, net	2,814,890	2,733,202
Other assets	1,120,780	905,360

Total assets	$136,429,492	$110,511,245

Liabilities
Deposits:
Noninterest bearing	$4,610,264	$2,924,754
Interest bearing	96,724,815	79,208,363

Total deposits	101,335,079	82,133,117

Borrowings	16,005,666	9,039,359
Accrued interest payable	133,449	126,433
Accounts payable and accrued expenses	138,613	222,903

Total liabilities	117,612,807	91,521,812

Commitments and contingencies

Shareholders’ equity
Preferred stock, par value $.01 per share; 10,000,000 shares
authorized; no shares issued	-	-
Common stock, par value $.01 per share; 10,000,000 shares
authorized; 2,085,010 shares issued and outstanding	20,850	20,850
Additional paid-in capital	20,798,953	20,671,588
Accumulated other comprehensive income	3,141	5,570
Accumulated deficit	(2,006,259)	(1,708,575)

Total shareholders' equity	18,816,685	18,989,433

Total liabilities and shareholders' equity	$136,429,492	$110,511,245

The accompanying notes are an integral part of these consolidated financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest income
Loans	$1,831,631	$1,831,322	$5,408,932	$4,899,883
Investment securities	52,861	55,170	165,342	225,443
Federal funds sold and other	22,608	57,400	101,021	108,934

Total interest income	1,907,100	1,943,892	5,675,295	5,234,260

Interest expense
Deposits	863,358	913,923	2,701,459	2,467,925
Borrowings	169,745	67,753	417,415	83,493

Total interest expense	1,033,103	981,676	3,118,874	2,551,418

Net interest income	873,997	962,216	2,556,421	2,682,842

Provision for loan losses	57,000	109,500	328,000	422,500

Net interest income after provision
for loan losses	816,997	852,716	2,228,421	2,260,342

Noninterest income	42,467	10,367	79,422	37,158

Noninterest expenses
Compensation and benefits	$516,153	$433,296	$1,509,024	$1,199,406
Occupancy and equipment	126,144	120,101	423,433	291,018
Data processing and related costs	79,176	73,824	236,445	189,112
Marketing	42,903	83,611	148,860	216,177
Professional fees	46,228	50,932	155,620	119,546
Insurance	36,314	32,691	103,289	89,338
Telephone and supplies	14,188	9,891	53,648	32,370
Other	36,726	39,304	128,588	104,982

Total noninterest expenses	897,832	843,650	2,758,907	2,241,949

Income (loss) before income tax benefit	(38,368)	19,433	(451,064)	55,551

Income tax benefit	13,080	23,800	153,380	61,700

Net income (loss)	$(25,288)	$43,233	$(297,684)	$117,251

Income (loss) per common share – basic and diluted	$(0.01)	$0.02	$(0.14)	$0.06

Weighted average common shares outstanding – basic	2,085,010	2,085,010	2,085,010	2,085,010

Weighted average common shares outstanding – diluted	2,085,010	2,104,653	2,085,010	2,104,653

The accompanying notes are an integral part of these consolidated financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Changes
In Shareholders’ Equity and Comprehensive Income (Loss)
(unaudited)

				Accumulated
				other
	Common stock		Additional	comprehensive	Accumulated
	Shares	Amount	paid-in capital	income (loss)	deficit	Total

December 31, 2006	2,085,010	$20,850	$20,563,588	$(80,200)	$(2,030,768)	$18,473,470
Compensation expense related to
stock options granted	-	-	79,200	-	-	79,200

Net income	-	-	-	-	117,251	117,251
Unrealized gain on investment
securities available for sale,
net of tax	-	-	-	36,972	-	36,972

Total comprehensive income	-	-	-	-	-	154,223

September 30, 2007	2,085,010	$20,850	$20,642,788	$(43,228)	$(1,913,517)	$18,706,893

December 31, 2007	2,085,010	$20,850	$20,671,588	$5,570	$(1,708,575)	$18,989,433
Compensation expense related to
stock options granted	-	-	127,365	-	-	127,365

Net loss	-	-	-	-	(297,684)	(297,684)
Unrealized loss on investment
securities available for sale,
net of tax	-	-	-	(2,429)	-	(2,429)

Total comprehensive loss	-	-	-	-	-	(300,113)

September 30, 2008	2,085,010	$20,850	$20,798,953	$3,141	$(2,006,259)	$18,816,685

The accompanying notes are an integral part of these consolidated financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Operating activities
Net income (loss)	$(297,684)	$117,251
Adjustments to reconcile net income (loss) to cash provided by operating activities
Provision for loan losses	328,000	422,500
Depreciation	153,436	153,097
Amortization of investment securities discounts, net	2,126	564
Compensation expense related to stock options granted	127,365	79,200
Increase in other assets, net	(182,252)	(304,567)
Increase (decrease) in other liabilities, net	(77,274)	72,198

Net cash provided by operating activities	53,717	540,243

Investing activities
Origination of loans, net	(25,132,657)	(31,901,396)
Purchase of investment securities available for sale	-	(1,000,000)
Maturity of investment securities available for sale	-	5,000,000
Repayments of investment securities available for sale	592,588	434,789
Purchase of non-marketable equity securities, net	(541,204)	(280,850)
Purchase of property and equipment	(235,124)	(158,311)
Sale of other real estate owned	-	105,376

Net cash used in investing activities	(25,316,397)	(27,800,392)

Financing activities
Increase in deposits, net	19,201,962	26,273,029
Increase in borrowings	6,966,307	5,850,460

Net cash provided by financing activities	26,168,269	32,123,489

Net increase in cash and cash equivalents	905,589	4,863,340

Cash and cash equivalents at beginning of the period	2,617,663	1,176,010

Cash and cash equivalents at end of the period	$3,523,252	$6,039,350

Supplemental information:
Cash paid for
Interest	$3,111,858	$2,514,398

Income taxes	$14,499	$-

Schedule of non-cash transactions
Change in unrealized gain on securities, net of tax	$(2,429)	$36,972

Loans transferred to other real estate owned	$-	$(105,376)

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

Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for 2007 as filed with the Securities and Exchange Commission.

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

        Loss per Share – Basic loss per share represents net loss divided by the weighted-average number of common shares outstanding during the period. Dilutive loss per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method. For the three and nine month periods ended September 30, 2008, as a result of the Company’s net loss, all of the potential common shares were considered anti-dilutive. For the three and nine month periods ended September 30, 2007, there were 90,350 stock options that were excluded from the calculation of diluted earnings per share because their exercise prices were greater than the calculated average market price of the common shares.

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

        SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:  Level 1 – quoted prices in active markets for identical assets or liabilities; Level 2 – observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and Level 3 – unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

        Available-for-sale investment securities ($4,563,961 at September 30, 2008) are the only assets whose fair values are measured on a recurring basis using Level 2 inputs (other observable inputs).   The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis.  The Company also has no assets or liabilities whose fair values are measured using Level 1 or Level 3 inputs.

NOTE 3 – INVESTMENT SECURITIES

        Investment securities classified as “Available for Sale” are carried at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity (net of estimated tax effects). Realized gains or losses on the sale of investments are based on the specific identification method.

        At September 30, 2008, the investment portfolio included an unrealized gain of approximately $5,000. At September 30, 2008 the investment portfolio included four securities with a fair value of $2,181,349 and an amortized cost of $2,196,226 that had been in an unrealized loss position for less than twelve months and no securities in a loss position for more than twelve months. The Company believes, based on industry analyst reports and credit ratings, that the deterioration in the fair value of these investment securities available for sale is attributed to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.

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

DISCUSSION OF FORWARD-LOOKING STATEMENTS

This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in our forward-looking statements include, but are not limited, to the following:

•	significant increases in competitive pressure in the banking and financial services industries;
•	changes in the interest rate environment which could reduce anticipated or actual margins;
•	changes in political conditions or the legislative or regulatory environment;
•	general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected, resulting in, among other things, a deterioration in credit quality;
•	changes occurring in business conditions and inflation;
•	changes in technology;
•	changes in deposit flows;
•	changes in monetary and tax policies;
•	the level of allowance for loan losses;
•	the rate of delinquencies and amounts of charge-offs;
•	the rate of loan growth and the lack of seasoning in our loan portfolio;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	loss of consumer confidence and economic disruptions resulting from terrorist activities;
•	our reliance on secondary liquidity sources such as Federal Home Loan Bank advances, federal funds lines of credit from correspondent banks, and out-of-market time deposits, to meet our liquidity needs;
•	changes in the securities markets; and
•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

These risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on our company. During 2008, the capital and credit markets have experienced extended volatility and disruption. In the last 90 days, the volatility and disruption have reached unprecedented levels. There can be no assurance that these unprecedented recent developments will not materially and adversely affect our business, financial condition and results of operations.

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

Overview

The following discussion describes our results of operations for the three and nine month periods ended September 30, 2008 and 2007 and also analyzes our financial condition as of September 30, 2008.

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

In response to financial conditions affecting the banking system and financial markets and the potential threats to the solvency of investment banks and other financial institutions, the United States government has taken unprecedented actions. On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”). Pursuant to the EESA, the U.S. Treasury will have the authority to, among other things, purchase mortgages, mortgage-backed securities, and other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008, the U.S. Department of Treasury announced the Capital Purchase Program under the EESA, pursuant to which the Treasury intends to make senior preferred stock investments in participating financial institutions. We are evaluating whether to participate in the Capital Purchase Program. Regardless of our participation, governmental intervention and new regulations under these programs could materially and adversely affect our business, financial condition and results of operations.

Results of Operations

Three months ended September 30, 2008 and 2007

We incurred a net loss of $25,288, or $0.01 per diluted share, for the quarter ended September 30, 2008 compared to net income of $43,233, or $0.02 per diluted share, for the quarter ended September 30, 2007, a difference of $68,521. As described below, the increase in net loss is primarily due to an increase in noninterest expenses due to the opening of a new branch in October 2007 and a decrease in net interest income.

For the three months ended September 30, 2008, we recognized $1.9 million in interest income and $1.0 million in interest expense, resulting in net interest income of $873,997, a decrease of $88,219, or 9%, over the same period in 2007, despite an increase in our average earning assets during this period. Average earning assets increased to $129.3 million for the three months ended September 30, 2008 from $98.4 million for the three months ended September 30, 2007, an increase of $30.9 million, or 31%. Average interest bearing liabilities increased to $108.6 million for the three months ended September 30, 2008 from $78.9 million for the three months ended September 30, 2007, an increase of $29.7 million, or 38%. Net interest margin, calculated as net interest income divided by average earning assets, decreased from 3.80% for the quarter ended September 30, 2007 to 2.63% for the quarter ended September 30, 2008, primarily due to a decrease in yield on earning assets from 7.76% to 5.80% between periods due to significant rate decreases initiated by the Federal Reserve Board during the first half of 2008. This decrease was slightly offset by a lesser decrease in cost of funds from 4.94% to 3.77% between periods due to the mix of liabilities and the timing of their repricing. Overall, for the quarter ended September 30, 2008 compared to the quarter ended September 30, 2007, even though we generated approximately $240,000 of additional net interest income as a result of the increased volume of loans outstanding, this increase was more than offset by rate decreases which were responsible for a decline of approximately $328,000 in net interest income, resulting in the overall decrease in net interest income of $88,219.

Provision for loan losses was $57,000 for the quarter ended September 30, 2008, a decrease of $52,500, or 48%, compared to the expense of $109,500 for the quarter ended September 30, 2007. This decrease in provision expense is due to a decrease in net loan originations in the current quarter compared to the comparable quarter in 2007. The provision for loan losses is discussed further below under “Provision and Allowance for Loan Losses”.

For the three months ended September 30, 2008, noninterest income was $42,467 compared to $10,367 for the three months ended September 30, 2007, an increase of $32,100, or 310%, between comparable periods. Mortgage origination income increased approximately $30,000 between periods accounting for the majority of this increase. Noninterest income for the three months ended September 30, 2008 and 2007 was derived from service charges on deposits, customer service fees, rental income, and mortgage origination income.

During the current quarter, we incurred noninterest expenses of $897,832, compared to noninterest expenses of $843,650 for the quarter ended September 30, 2007, an increase of $54,182, or 6%. This increase of noninterest expenses for the three month period ended September 30, 2008 primarily resulted from an increase of $82,857 in compensation and benefits expense compared to the quarter ended September 30, 2007, primarily due to the addition of staff for the new full service branch which opened on Wade Hampton Boulevard in Taylors, South Carolina in October 2007. There were also small increases in occupancy expenses, data processing and related costs, and telephone and supplies due to the opening of the new branch. Marketing expenses decreased $40,708 in the current quarter compared to the prior year comparable quarter as a result of more focused marketing efforts.

Income tax benefit for the quarter ended September 30, 2008 was $13,080 compared to $23,800 for the quarter ended September 30, 2007. The income tax benefit for the quarter ended September 30, 2008 is based on our estimated effective tax rate. The income tax benefit recognized on net income for the comparable period in 2007 is a result of the generation of taxable income offset by the usage of net operating loss carry-forwards.

Nine months ended September 30, 2008 and 2007

We incurred a net loss of $297,684, or $0.14 per diluted share, for the nine month period ended September 30, 2008 compared to net income of $117,251, or $0.06 per diluted share, for the nine month period ended September 30, 2007, a difference of $414,935. As described below, the increase in net loss is primarily due to an increase in noninterest expenses due to the opening of a new branch in October 2007 and a decrease in net interest income.

For the nine months ended September 30, 2008, we recognized $5.7 million in interest income and $3.1 million in interest expense, resulting in net interest income of $2.6 million, a decrease of $126,421, or 5%, over the same period in 2007. Because of compression in our net interest margin, net interest income declined even though our average earning assets increased. Average earning assets increased to $121.4 million for the nine months ended September 30, 2008 from $88.8 million for the nine months ended September 30, 2007, an increase of $32.6 million, or 37%. Average interest bearing liabilities increased to $101.4 million for the nine months ended September 30, 2008 from $69.7 million for the nine months ended September 30, 2007, an increase of $31.7 million, or 45%. Net interest margin, calculated as net interest income divided by average earning assets, decreased from 3.96% for the nine month period ended September 30, 2007 to 2.74% for the nine month period ended September 30, 2008 primarily due to a decrease in yield on earning assets from 7.80% to 6.17% between periods due to significant rate decreases initiated by the Federal Reserve Board during the first half of 2008. This decrease was slightly offset by a lesser decrease in cost of funds from 4.90% to 4.10% between periods due to the mix of liabilities and the timing of their repricing. Overall, for the nine month period ended September 30, 2008 compared to the same period in 2007, net interest margin was positively impacted by volume changes equating to approximately $688,000 of net interest income, but this was more than offset by rate decreases equating to a decline of approximately $814,000 of net interest income, resulting in the overall decrease in net interest income of $126,421.

Provision for loan losses was $328,000 for the nine month period ended September 30, 2008, a decrease of $94,500, or 22%, compared to the expense of $422,500 for the nine month period ended September 30, 2007. This decrease in provision expense is due to a decrease in net loan originations in the current nine month period compared to the comparable nine month period in 2007. The provision for loan losses is discussed further below under “Provision and Allowance for Loan Losses”.

For the nine months ended September 30, 2008, noninterest income was $79,422 compared to $37,158 for the nine months ended September 30, 2007, an increase of $42,264, or 114%, between comparable periods. Noninterest income for the nine months ended September 30, 2008 and 2007 was derived from service charges on deposits, which increased approximately $6,000, customer service fees, rental income, and mortgage origination income, which increased approximately $35,000.

During the current nine month period, we incurred noninterest expenses of $2,758,907, compared to noninterest expenses of $2,241,949 for the nine month period ended September 30, 2007, an increase of $516,958, or 23%. This increase of noninterest expenses for the nine month period ended September 30, 2008 primarily resulted from an increase of $309,618 in compensation and benefits expense compared to the nine month period ended September 30, 2007, primarily due to the addition of staff for the new branch which opened in October 2007. There were also increases of $132,415 in occupancy expenses and $47,333 in data processing and related costs, also due to the opening of the new branch. Professional fees increased $36,074 between comparable periods due to increased legal expenses and additional current year costs related to compliance with Sarbanes Oxley regulations. Marketing expenses decreased $67,317 in the current nine month period compared to the prior year comparable period as a result of more focused marketing efforts.

Income tax benefit for the nine month period ended September 30, 2008 was $153,380 compared to $61,700 for the nine month period ended September 30, 2007. The income tax benefit for the nine month period ended September 30, 2008 is based on our estimated effective tax rate. The income tax benefit recognized on net income for the comparable period in 2007 is a result of the generation of taxable income offset by the usage of net operating loss carry-forwards.

Assets and Liabilities

General

Total assets as of September 30, 2008 were $136.4 million, representing an increase of $25.9 million, or 23%, compared to December 31, 2007. The increase in assets is due to net loan originations of $25.1 million, which were funded by deposit growth of $19.2 million and borrowings of $7.0 million. At September 30, 2008, our total assets consisted principally of $4.6 million in investment securities, $122.4 million in net loans, and $2.8 million in property and equipment. Our management closely monitors and seeks to maintain appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and demand.

Liabilities at September 30, 2008 totaled $117.6 million, representing an increase of $26.1 million, or 29%, compared to December 31, 2007, and consisted principally of $101.3 million in deposits and $16.0 million in borrowings consisting of Federal Home Loan Bank (“FHLB”) Advances and customer repurchase agreements. At September 30, 2008, shareholders’ equity was $18.8 million compared to $19.0 million at December 31, 2007.

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, we invest a substantial percentage of our earning assets in our loan portfolio. At September 30, 2008, our loan portfolio consisted primarily of $74.7 million of commercial real estate loans, $23.5 million of commercial business loans, and $26.0 million of consumer and home equity loans.

We discontinue accrual of interest on a loan when we conclude it is doubtful that we will be able to collect interest from the borrower. We reach this conclusion by taking into account factors such as the borrower’s financial condition, economic and business conditions, and the results of our previous collection efforts. Generally, we place a delinquent loan in non-accrual status when the loan becomes 90 days or more past due. When we place a loan in non-accrual status, we reverse all interest which has been accrued on the loan but remains unpaid and deduct this interest from earnings as a reduction of reported interest income. We do not accrue any additional interest on the loan balance until we conclude the collection of both principal and interest is reasonably certain. We had approximately $36,000 and $1,084,000 in non-accrual loans at September 30, 2008 and December 31, 2007, respectively. This decrease between periods is due to the payoff of three non-accrual loans during the nine month period ended September 30, 2008. All three loans were paid in full plus interest and legal fees. Non-accrual loans represented 0.03% of gross loans at September 30, 2008. At September 30, 2008, we were not aware of any potential problem loans that were not already categorized as nonaccrual.

At September 30, 2008, we had two borrowing relationships with an aggregate principal balance of $487,764 that were considered classified. Based on our current evaluation of the financial condition of the borrowers and the sufficient value of the collateral, we do not believe we will incur a material loss from these relationships at this time. Based on the same factors, management does not consider these relationships to be impaired.

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

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. The allowance for loan losses for the three and nine months ended September 30, 2008 and 2007 is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Balance at beginning of the period	$1,554,491	$1,113,491	$1,283,491	$1,198,152
Provision for loan losses	57,000	109,500	328,000	422,500
Loans charged-off	-	-	-	(397,661)
Recoveries of loans previously charged-off	-	-	-	-

Balance at end of the period	$1,611,491	$1,222,991	$1,611,491	$1,222,991

As of September 30, 2008, the allowance for loan losses was $1.6 million, or 1.30% of gross loans, compared to $1.3 million, or 1.30% of gross loans as of December 31, 2007. Provision for loan losses was $57,000 for the quarter ended September 30, 2008, a decrease of $52,500, or 48%, compared to the expense of $109,500 for the quarter ended September 30, 2007. For the nine months ended September 30, 2008, provision for loan losses was $328,000, a decrease of $94,500, or 22%, compared to the expense of $422,500 for the nine months ended September 30, 2007. This decrease in provision expense is due to a decrease in net loan originations in the current three and nine month periods compared to the comparable periods of 2007. During the second quarter of 2007, we recorded charge-offs of $397,661 related to the loan relationship discussed under “Loans” above.

The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons. Due to our limited operating history, with the exception of the specific reserve described above, to date the provision for loan losses has been made primarily as a result of our assessment of general loan loss risk compared to banks of similar size and maturity. In addition, due to our short operating history, the loans in our loan portfolio and our lending relationships are of very recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process known as seasoning. As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because our loan portfolio is new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. In the recent months, many banks have begun to see an overall decline in credit quality and have increased their allowance for loan losses accordingly. Though we have not experienced significant changes in credit quality during this volatile time, we continue to carefully monitor our loan portfolio for deterioration. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition. Periodically, we will adjust the amount of the allowance based on changing circumstances. We will charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

Deposits

Our primary source of funds for loans and investments is our deposits. At September 30, 2008, we had $101.3 million in deposits, representing an increase of $19.2 million, or 23%, compared to December 31, 2007. Deposits at September 30, 2008 consisted primarily of $8.9 million in demand deposit accounts, $13.7 million in money market accounts and $78.5 million in time deposits. During the fourth quarter of 2006, we began obtaining deposits outside of our local market area in the form of brokered time deposits. Due to the interest rate environment in our market, as well as strong competition from other banking and financial services companies in gathering deposits, brokered time deposits allow us to obtain funding in order to support loan growth. At September 30, 2008, we had $46.4 million in brokered time deposits. We will seek to reduce our reliance on brokered time deposits and other noncore funding sources, while focusing our efforts to gather core deposits in our local market.

Borrowings

We use borrowings to fund growth of earning assets in excess of deposit growth. Borrowings totaled $16.0 million at September 30, 2008, compared to $9.0 million at December 31, 2007. These advances are secured with approximately $21.5 million of first and second mortgage loans and $919,000 of stock in the FHLB.   The current year increase in borrowings is primarily due to the addition of two FHLB advances. In March 2008 we received the first advance of $4.0 million at a rate of 2.558% and a maturity date of March 2010. In July 2008 we received a second advance of $3.0 million at a rate of 3.685% and a maturity date of July 2010. These additional borrowings were used to support earning asset growth. The remaining balance in borrowings represents customer repurchase agreements.

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of liabilities. We manage both assets and liabilities to achieve appropriate levels of liquidity. Cash and short-term investments are our primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. The investment portfolio is our principal source of secondary asset liquidity. However, the availability of this source of funds is influenced by market conditions and pledging agreements. Individual and commercial deposits, brokered deposits and borrowings are our primary source of funds for credit activities. We maintain federal funds purchased lines of credit with correspondent banks totaling $7.0 million. We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made for leverage purposes, if so desired, in an amount up to 20% of the total assets of the Bank. As brokered deposits or advances mature in 2008, we intend to replace these funds with new brokered deposits or advances to the extent necessary after considering core deposit growth, although overall we will seek to reduce our reliance on brokered time deposits and other noncore funding sources. We believe our liquidity sources are adequate to meet our operating needs. The level of liquidity is measured by the cash, cash equivalents, and investment securities available for sale to total assets ratio, which was at 5.93% at September 30, 2008.

Impact of Off-Balance Sheet Instruments

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2008, we had issued commitments to extend credit of $17.1 million through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Commitments and Contingencies

As of September 30, 2008, we have engaged a firm to design and build a full service branch on our new site in Simpsonville, South Carolina. We began construction on this facility in August 2008 and estimate the construction and equipment costs to be approximately $1,100,000.

Capital Resources

Total shareholders’ equity decreased slightly to $18.8 million at September 30, 2008 from $19.0 million at December 31, 2007, primarily due to our net loss for the nine months of $297,684, the decrease of $2,429 in unrealized gain on securities available for sale and the capital impact of $127,365 in compensation expense related to stock option grants. We believe that our capital is sufficient to fund the activities of the Bank in its initial stages of operation and that the rate of asset growth will not negatively impact the capital base.

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

The Bank is also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio. Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios 1% to 2% above the minimum. The Bank exceeded its minimum regulatory capital ratios as of September 30, 2008, as well as the ratios to be considered “well capitalized.”

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at September 30, 2008.

	(Dollars in thousands)
			Well Capitalized		Adequately Capitalized
	Actual		Requirement		Requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets	$16,726	13.11%	$12,758	10.0%	$10,206	8.0%
Tier 1 capital to risk weighted assets	$15,131	11.86%	$7,655	6.0%	$5,103	4.0%
Tier 1 capital to average assets	$15,131	11.48%	$6,591	5.0%	$5,272	4.0%

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.   Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2008. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.   Default Upon Senior Securities

Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.   Other Information

Not applicable.

Item 6.   Exhibits

10.1        Amendment No. 1 to the 2005 Stock Incentive Plan as adopted October 29, 2008.

31.1        Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2        Rule 13a-14(a) Certification of the Principal Financial Officer.

32          Section 1350 Certifications.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2008	By: /s/ Lawrence R. Miller Lawrence R. Miller Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2008	By: /s/ Katie N. Tuttle Katie N. Tuttle Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit
Number                 Description

10.1        Amendment No. 1 to the 2005 Stock Incentive Plan as adopted October 29, 2008.

31.1        Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2        Rule 13a-14(a) Certification of the Principal Financial Officer.

32          Section 1350 Certifications.