Form 10-K
period 2008-12-31
Independence Bancshares, Inc.
filed 2009-03-27
CIK 1311828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For The Fiscal Year Ended: December 31, 2008.

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

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

                Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                                                                                                                                                Yes  ☐                   No  ☒

                Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                                                                                                                                                Yes  ☐                   No  ☒

                Note — Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            Yes  ☒                   No  ☐

                Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

                Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐                   No  ☒

                The estimated aggregate market value of the Common Stock held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers) of the Company on June 30, 2008 was $14,736,600.  This calculation is based upon an estimate of the fair market value of the Common Stock of $10.00 per share, which was the price of the last several trades of which management is aware prior to this date.

The number of shares outstanding of the issuer’s common stock, as of March 23, 2009 was 2,085,010.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the Annual Meeting of Shareholders           Part III (Items 9-12, 14)

to be held on May 14, 2009

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

Banking Services

                The Bank is primarily engaged in the business of accepting demand and time deposits and providing commercial, consumer and mortgage loans to the general public.  Deposits in the Bank are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum amount, which is currently $100,000 for each non-retirement depositor and $250,000 for certain retirement-account depositors.  However, the FDIC has increased the coverage up to $250,000 for each non-retirement depositor through December 31, 2009, and the Bank is participating in the FDIC’s Temporary Liquidity Guarantee Program (discussed below in greater detail) which, in part, fully insures non-interest bearing transaction accounts.  Other services which the Bank offers include online banking, commercial cash management, remote deposit capture, safe deposit boxes, bank official checks, traveler’s checks, and wire transfer capabilities.

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

Our main office is located in Greenville, one block off a major artery, and provides excellent visibility for the Bank.  In October 2007 we opened a full service branch on Wade Hampton Boulevard in Taylors, South Carolina.  In February 2009, we opened our third full service location in Simpsonville, South Carolina at the intersection of Highways 14 and 417.  These branch offices will extend the market reach of our Bank and will increase our personal service delivery capabilities to all of our customers.  We have and plan to continue to take advantage of existing contacts and relationships with individuals and companies in this area to more effectively market the services of the Bank.

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

Lending Limits.  Our lending activities are subject to a variety of lending limits imposed by federal law.  In general, the Bank is subject to a legal limit on loans to a single borrower equal to 15% of the Bank’s capital and unimpaired surplus.  These limits will increase or decrease in response to increases or decreases in the Bank’s level of capital.  We are able to sell participations in our larger loans to other financial institutions, which allows us to manage the risk involved in these loans and to meet the lending needs of our clients requiring extensions of credit in excess of these limits.

Real Estate Mortgage Loans.  The principal component of our loan portfolio is loans secured by real estate mortgages.  We obtain a security interest in real estate whenever possible, in addition to any other available collateral, in order to increase the likelihood of the ultimate repayment of the loan.  At December 31, 2008, loans secured by first or second mortgages on real estate made up approximately 82% of our loan portfolio.

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

Market Share

As of June 30, 2008, the most recent date for which market data is available, total deposits in the Bank’s primary service area were almost $12.3 billion, an increase of 4.9% over $11.7 billion from 2007.  At June 30, 2008, the Bank’s deposits represented 0.82% of the market, increasing from 0.66% at June 30, 2007.

Employees

As of March 23, 2009, we had 28 full-time employees and two part-time employees.

Corporate Information

Our corporate headquarters are located at 500 East Washington Street, Greenville, South Carolina, 29601, and our telephone number is (864) 672-1776. Our website is located at www.independencenb.com. The information on our website is not incorporated by reference into this report.

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

Recent Regulatory Developments

                The following is a summary of recently enacted laws and regulations that could materially impact our business, financial condition or results of operations.  This discussion should be read in conjunction with the remainder of the “Supervision and Regulation” section of this Form 10-K.

In response to the challenges facing the financial services sector, several regulatory and governmental actions have recently been announced including:

•                  The Emergency Economic Stabilization Act, approved by Congress and signed by President Bush on October 3, 2008, which, among other provisions, allowed the U.S. Treasury to purchase troubled assets from banks, authorized the Securities and Exchange Commission to suspend the application of marked-to-market accounting, and temporarily raised the basic limit of FDIC deposit insurance from $100,000 to $250,000; the legislation contemplated a return to the $100,000 limit on December 31, 2009;

•                  On October 7, 2008, the FDIC approved a plan to increase the rates banks pay for deposit insurance;

•                  On October 14, 2008, the U.S. Treasury announced the creation of a new program, the TARP Capital Purchase Program that encourages and allows financial institutions to build capital through the sale of senior preferred shares to the U.S. Treasury on terms that are non-negotiable;

•                  On October 14, 2008, the FDIC announced the creation of the Temporary Liquidity Guarantee Program (“TLGP”), which seeks to strengthen confidence and encourage liquidity in the banking system.  The TLGP has two primary components that are available on a voluntary basis to financial institutions:

•                  Guarantee of newly-issued senior unsecured debt (the debt guarantee program or “DGP”); the guarantee would apply to new debt issued on or before June 30, 2009 and would provide protection until June 30, 2012; issuers electing to participate would pay a 75 basis point fee for the guarantee;

•                  Unlimited deposit insurance for non-interest bearing deposit transaction accounts; financial institutions electing to participate will pay a 10 basis point premium in addition to the insurance premiums paid for standard deposit insurance.

•                  On February 17, 2009, the American Recovery and Reinvestment Act (the “Recovery Act”) was signed into law in an effort to, among other things, create jobs and stimulate growth in the United States economy.  The Recovery Act specifies appropriations of approximately $787 billion for a wide range of Federal programs and will increase or extend certain benefits payable under the Medicaid, unemployment compensation, and nutrition assistance programs.  The Recovery Act also reduces individual and corporate income tax collections and makes a variety of other changes to tax laws.  The Recovery Act also imposes certain limitations on compensation paid by participants in the Treasury’s Troubled Asset Relief Program.

•                  On March 17, 2009, the FDIC adopted an interim rule that extends the DGP and imposes surcharges on existing rates for certain debt issuances.  This extension allows institutions that have issued guaranteed debt before April 1, 2009 to issue guaranteed debt during the extended issuance period that ends on October 31, 2009. For such institutions, the guarantee on debt issued on or after April 1, 2009, will expire no later than December 31, 2012.  The DGP coverage limit is generally 125% of the eligible entity’s eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their liabilities as of September 30, 2008.  Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 60 to 110 basis points (annualized) for covered debt outstanding until the earlier of maturity or June 30, 2012 and 75 to 125 basis points (annualized) for covered debt outstanding until after June 30, 2012.  The TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008.

We will participate in both components of the TLGP; however, we do not expect to issue unsecured debt before the termination of that component of the TLGP.  As a result of the enhancements to deposit insurance protection and the expectation that there will be demands on the FDIC’s deposit insurance fund, it is clear that our deposit insurance costs will increase significantly during 2009.

Although it is likely that further regulatory actions will arise as the Federal government attempts to address the economic situation, management is not aware of any further recommendations by regulatory authorities that, if implemented, would have or would be reasonably likely to have a material effect on liquidity, capital ratios or results of operations.

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

As a bank holding company we also can elect to be treated as a “financial holding company,” which would allow us to engage in a broader array of activities.  In summary, a financial holding company can engage in activities that are financial in nature or incidental or complimentary to financial activities, including insurance underwriting, sales and brokerage activities, providing financial and investment advisory services, underwriting services and limited merchant banking activities.  We have not sought financial holding company status, but may elect such status in the future as our business matures.  If we were to elect financial holding company status, each insured depository institution we control would have to be well capitalized, well managed, and have at least a satisfactory rating under the Community Reinvestment Act (discussed below).

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

Change in Control.  In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations promulgated thereunder, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company.  Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company.  Following the relaxing of these restrictions by the Federal Reserve in September 2008, control will be rebuttably presumed to exist if a person acquires more than 33% of the total equity of a bank or bank holding company, of which it may own, control or have the power to vote not more than 15% of any class of voting securities.

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

Capital Requirements.  The Federal Reserve Board imposes certain capital requirements on the bank holding company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets.  These requirements are essentially the same as those that apply to the Bank and are described below under “Independence National Bank.”  Subject to our capital requirements and certain other restrictions, we are able to borrow money to make a capital contribution to the Bank, and these loans may be repaid from dividends paid from the Bank to the Company.  Our ability to pay dividends depends on the Bank’s ability to pay dividends to us, which is subject to regulatory restrictions as described below in “Independence National Bank — Dividends.”  We are also able to raise capital for contribution to the Bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

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

Independence National Bank

The Bank operates as a national banking association incorporated under the laws of the United States and subject to examination by the Office of the Comptroller of the Currency (the “OCC”).  Deposits in the Bank are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum amount, which is currently $100,000 for each non-retirement depositor and $250,000 for certain retirement-account depositors.  However, the FDIC has increased the coverage up to $250,000 for each non-retirement depositor through December 31, 2009, and the Bank is participating in the FDIC’s Temporary Liquidity Guarantee Program (discussed above in greater detail) which, in part, fully insures non-interest bearing transaction accounts.   The OCC and the FDIC regulate or monitor virtually all areas of the Bank’s operations, including:

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

As of December 31, 2008, the Bank was deemed to be “well capitalized.”

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

•                  loan documentation;

•                  credit underwriting;

•                  interest rate risk exposure; and

•                  asset quality.

Insurance of Accounts and Regulation by the FDIC.   The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC.  The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged effective March 31, 2006.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC insured institutions.  It also may prohibit any FDIC insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund.  The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the Office of Thrift Supervision an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

On October 3, 2008, President George W. Bush signed the Emergency Economic Stabilization Act of 2008, which temporarily raises the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor.  The temporary increase in deposit insurance coverage became effective immediately upon the President’s signature.  The legislation provides that the basic deposit insurance limit will return to $100,000 on December 31, 2009.

Under regulations effective January 1, 2007, the FDIC adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based upon supervisory and capital evaluations.   For deposits held as of March 31, 2009, institutions are assessed at annual rates ranging from 12 to 50 basis points, depending on each institution’s risk of default as measured by regulatory capital ratios and other supervisory measures.   Effective April 1, 2009, assessments will take into account each institution's reliance on secured liabilities and brokered deposits.   This will result in assessments ranging from 7 to 77.5 basis points.  We anticipate our future insurance costs to be higher than in previous periods.  However, we are not currently able to accurately determine the amount of additional cost.

FDIC insured institutions are required to pay a Financing Corporation assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s.  For the first quarter of 2009, the Financing Corporation assessment equaled 1.14 basis points for domestic deposits.  These assessments, which may be revised based upon the level of deposits, will continue until the bonds mature in the years 2017 through 2019.

The FDIC may terminate the deposit insurance of any insured depository institution, including the bank, if it determines after a hearing that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OCC.  It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital.  If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC.  Management of the bank is not aware of any practice, condition or violation that might lead to termination of the bank’s deposit insurance.

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

USA PATRIOT Act/Bank Secrecy Act.  The USA PATRIOT Act amended, in part, the Bank Secrecy Act and provides for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering by enhancing anti-money laundering and financial transparency laws, as well as enhanced information collection tools and enforcement mechanics for the U.S. government, including: (i) requiring standards for verifying customer identification at account opening; (ii) rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (iii) reports by nonfinancial trades and businesses filed with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and (iv) filing suspicious activities reports if a bank believes a customer may be violating U.S. laws and regulations and requires enhanced due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons.  Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications.

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

Item 1A.  Risk Factors.

Recent negative developments in the financial industry and the domestic and international credit markets may adversely affect our operations and results.

Negative developments in the latter half of 2007 and during 2008 in the global credit and securitization markets have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing into 2009.  As a result of this “credit crunch,” commercial as well as consumer loan portfolio performances have deteriorated at many institutions and the competition for deposits and quality loans has increased significantly.  In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline.  Global securities markets, and bank holding company stock prices in particular, have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets.  As a result, significant new federal laws and regulations relating to financial institutions, including, without limitation, the EESA and the U.S. Treasury Department’s Capital Purchase Program, have been adopted.  Furthermore, the potential exists for additional federal or state laws and regulations regarding, among other matters, lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders.  Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance.  We can provide no assurance regarding the manner in which any new laws and regulations will affect us.

There can be no assurance that recently enacted legislation will help stabilize the U.S. financial system.

As described above under Supervision and Regulation, in response to the challenges facing the financial services sector, a number of regulatory and governmental actions have been enacted or announced in the last six months.  There can be no assurance that these government actions will achieve their purpose.  The failure of the financial markets to stabilize, or a continuation or worsening of the current financial market conditions, could have a material adverse affect on our business, our financial condition, the financial condition of our customers, our common stock trading price, as well as our ability to access credit.  It could also result in declines in our investment portfolio which could be “other-than-temporary impairments.”

Continuation of the economic downturn could reduce our customer base, our level of deposits, and demand for financial products such as loans.

Our success significantly depends upon the growth in population, income levels, deposits, and housing starts in our markets.  The current economic downturn has negatively affected the markets in which we operate and, in turn, the quality of our loan portfolio.  If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally remain unfavorable, our business may not succeed.  A continuation of the economic downturn or prolonged recession would likely result in the continued deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business.  Interest received on loans represented approximately 96% of our interest income for the year ended December 31, 2008.  If the economic downturn continues or a prolonged economic recession occurs in the economy as a whole, borrowers will be less likely to repay their loans as scheduled.  Moreover, in many cases the value of real estate or other collateral that secures our loans has been adversely affected by the economic conditions and could continue to be negatively affected.  Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies.  A continued economic downturn could, therefore, result in losses that materially and adversely affect our business.

We may not be able to maintain and manage our growth, which may adversely affect our results of operations and financial condition.

We may not be able to sustain our historical rate of growth and may not even be able to grow our business at all.  Because of our relatively small size and short operating history, it will be difficult for us to generate similar growth as we continue to expand, and consequently our historical results of operations will not necessarily be indicative of our future operations.  Various factors, such as economic conditions, regulatory and legislative considerations, and competition, may also impede our ability to expand our market presence.  If we experience a significant decrease in our historical rate of growth, our results of operations and financial condition may be adversely affected because a high percentage of our operating costs are fixed expenses.

Changes in interest rates affect our interest margins, which can adversely affect our profitability.

We may not be able to effectively manage changes in interest rates that affect what we charge as interest on our earning assets and the expense we must pay on interest-bearing liabilities, which may significantly reduce our earnings. Since rates charged on our loans often tend to react to market conditions faster than do rates paid on our deposit accounts, these rate cuts may have a negative impact on our earnings until we could make appropriate adjustments in our deposit rates. Fluctuations in interest rates are not predictable or controllable and, therefore, there can be no assurances of our ability to continue to maintain a consistent positive spread between the interest earned on our earning assets and the interest paid on our interest-bearing liabilities.

Our profitability depends significantly on economic conditions in our market area.

Our success depends to a large degree on the general economic conditions in our market areas. The local economic conditions in these areas have a significant impact on the amount of loans that we make to our borrowers, the ability of our borrowers to repay these loans and the value of the collateral securing these loans. A significant decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond our control would impact these local economic conditions and could negatively affect our financial condition and performance.

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

There is no precise method of predicting credit losses since any estimate of loan losses is necessarily subjective and the accuracy of the estimate depends on the outcome of future events.  Therefore, we face the risk that charge-offs in future periods will exceed our allowance for loan losses and that additional increases in the allowance for loan losses will be required.  Additions to the allowance for loan losses would adversely affect our results of operations and financial condition, and possibly cause a decrease in our capital.

While we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances we have made loans which exceed either our internal underwriting guidelines, supervisory guidelines, or both.  We are permitted to hold loans that exceed supervisory guidelines up to 100% of our capital.  We have made loans that exceed our internal guidelines to a limited number of our customers who have significant liquid assets, net worth, and amounts on deposit with the Bank.  As of December 31, 2008, approximately $16.5 million of our loans, or 100% of our Bank’s capital, had loan-to-value ratios that exceeded regulatory supervisory guidelines.  In addition, supervisory limits on commercial loan to value exceptions are generally set at 30% of our Bank’s capital.  At December 31, 2008, $13.9 million of our commercial loans, or 84% of our Bank’s capital, exceeded the supervisory loan to value ratio.  Management is taking steps, including requesting additional collateral, requesting principal reductions, or reevaluating the property through tax valuations or new appraisals, to correct the Bank’s supervisory exception position.  The number of loans in our portfolio with loan-to-value ratios in excess of supervisory guidelines, our internal guidelines, or both could increase the risk of delinquencies and defaults in our portfolio.

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

A significant portion of our loan portfolio is secured by real estate.  As of December 31, 2008, 82% of our loans had real estate as a primary or secondary component of collateral.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  A weakening of the real estate market in our primary market area could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality.  If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.  Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

Our small- to medium-sized business target markets may have fewer financial resources to weather a downturn in the economy.

We target the banking and financial services needs of small- and medium-sized businesses.  These businesses generally have fewer financial resources in terms of capital borrowing capacity than larger entities.  If general economic conditions continue to negatively impact these businesses in the markets in which we operate, our business, financial condition, and results of operation may be adversely affected.

We depend on the accuracy and completeness of information about customers and counterparties and our financial condition could be adversely affected if it relies on misleading information.

In deciding whether to extend credit or to enter into other transactions with customers and counterparties, we may rely on information furnished to us by or on behalf of customers and counterparties, including financial statements and other financial information, which we do not independently verify.  We also may rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors.  For example, in deciding whether to extend credit to customers, we may assume that a customer’s audited financial statements conform with GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer.  Our financial condition and results of operations could be negatively impacted to the extent we rely on financial statements that do not comply with GAAP or are materially misleading.

If we do not perform well, we may be required to establish a valuation allowance against the deferred income tax asset, which could have a material adverse effect on our results of operations and financial condition.

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are assessed periodically by management to determine if they are realizable. Factors in management’s determination include the performance of the business including the ability to generate capital gains from a variety of sources and tax planning strategies. If based on available information, it is more likely than not that the deferred income tax asset will not be realized then a valuation allowance must be established with a corresponding charge to net income. Our valuation allowance of $31,960, as of December 31, 2008, based on future facts and circumstances may not be sufficient. Charges to increase our valuation allowance could have a material adverse effect on our results of operations and financial position.

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

Proposals for further regulation of the financial services industry are continually being introduced in the Congress of the United States of America and the General Assembly of the State of South Carolina.  The agencies regulating the financial services industry also periodically adopt changes to their regulations.  On September 7, 2008, the U.S. Treasury Department announced that Fannie Mae (along with Freddie Mac) has been placed into conservatorship under the control of the newly created Federal Housing Finance Agency.  On October 3, 2008, EESA was signed into law, and on October 14, 2008 the U.S. Treasury Department announced its Capital Purchase Program under EESA.  It is possible that additional legislative proposals may be adopted or regulatory changes may be made that would have an adverse effect on our business.

The FDIC Deposit Insurance assessments that we are required to pay may materially increase in the future, which would have an adverse effect on our earnings and our ability to pay our liabilities as they come due.

As a member institution of the FDIC, we are required to pay semi-annual deposit insurance premium assessments to the FDIC.  During the year ended December 31, 2008, we paid approximately $68,000 in deposit insurance assessments.  Due to the recent failure of several unaffiliated FDIC insurance depository institutions, and the FDIC’s new Temporary Liquidity Guarantee Program, the deposit insurance premium assessments paid by all banks will likely increase.  In addition, new FDIC requirements shift a greater share of any increase in such assessments onto institutions with higher risk profiles, including banks with heavy reliance on brokered deposits, such as our bank.

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

On October 14, 2008, the U.S. Treasury announced the creation of a new program, the TARP Capital Purchase Program that encourages and allows financial institutions to build capital through the sale of senior preferred shares to the U.S. Treasury on terms that are non-negotiable.  We are evaluating whether to participate in the TARP Capital Purchase Program.  Regardless of our participation, governmental intervention and new regulations under these programs could materially and adversely affect our business, financial condition and results of operations.

We may be adversely affected by the soundness of other financial institutions.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships.  We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by the Bank cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to the Bank. Any such losses could have a material adverse affect on our financial condition and results of operations.

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

We are exposed to the possibility of technology failure.

                We rely on our computer systems and the technology of outside service providers. Our daily operations depend on the operational effectiveness of their technology. We rely on our systems to accurately track and record our assets and liabilities. If our computer systems or outside technology sources become unreliable, fail, or experience a breach of security, our ability to maintain accurate financial records may be impaired, which could materially affect our business operations and financial condition.

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

In November 2007, we purchased approximately one acre of land in Simpsonville, South Carolina for approximately $986,000.  We opened a full service branch facility on this site in February 2009.  The building is a full service banking facility with three drive-through banking stations as well as a 24-hour ATM.  This office is approximately 4,500 square feet.

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

Item 5.        Market for Common Equity and Related Stockholder Matters.

We are currently quoted on the OTC Bulletin Board under the symbol “IEBS” and have a sponsoring broker-dealer to match buy and sell orders for our common stock.  Although we are quoted on the OTC Bulletin Board, the trading markets on the OTC Bulletin Board lack the depth, liquidity, and orderliness necessary to maintain a liquid market.  We have no current plans to seek listing on any stock exchange, and we do not expect to qualify for listing on NASDAQ or any other exchange for at least several years.  The OTC Bulletin Board prices are quotations, which reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

As of March 23, 2009, there were 2,085,010 shares of common stock outstanding held by approximately 610 shareholders of record.  All of our currently issued and outstanding common stock was issued in our initial public offering which was completed in May 2005.  The price per share in our initial public offering was $10.00.

There is currently no established public trading market in our common stock, and trading and quotations of our common stock have been limited and sporadic. Because there has not been an established market for our common stock, we may not be aware of all prices at which our common stock has been traded. We have not determined whether the trades of which we are aware were the result of arm’s-length negotiations between the parties. Based on information available to us from a limited number of sellers and purchasers of common stock who have engaged in privately negotiated transactions of which we are aware, there was one stock trade in 2008 at $10.00.

                We have not declared or paid any cash dividends on our common stock since our inception.  For the foreseeable future, we do not intend to declare cash dividends.  We intend to retain earnings to grow our business and strengthen our capital base.  Our ability to pay dividends depends on the ability of our subsidiary, Independence National Bank, to pay dividends to us.  As a national bank, the Bank may only pay dividends out of its net profits, after deducting expenses, including losses and bad debts.  In addition, the Bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the Bank’s net profits of the preceding two consecutive half-year periods (in the case of an annual dividend).  The approval of the OCC will be required if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years less any required transfers to surplus.  The OCC also has the authority under federal law to enjoin a national bank from engaging in what in its opinion constitutes an unsafe or unsound practice in conducting its business, including the payment of a dividend under certain circumstances.

Item 7.  Management’s Discussion and Analysis or Plan of Operation.

CRITICAL ACCOUNTING POLICIES

                We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements.  Our significant accounting policies are described in footnote 1 to our audited consolidated financial statements as of December 31, 2008.

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

We have included a number of tables to assist in our description of these measures.  For example, the “Average Balances” table shows the average balance during 2008 and 2007 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category.  A review of this table shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we intend to channel a substantial percentage of our earning assets into our loan portfolio.  We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included a table to help explain this.  Finally, we have included a number of tables that provide detail about our investment securities, our loans, and our deposits and other borrowings.

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

Markets in the United States and elsewhere have experienced extreme volatility and disruption for more than 12 months.  These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence.  Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans.  Dramatic slowdowns in the housing industry with falling home prices and increasing foreclosures and unemployment have created strains on financial institutions.  Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance.  The following discussion and analysis describes our performance in this challenging economic environment.

                The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements.  We encourage you to read this discussion and analysis in conjunction with our financial statements and the other statistical information included in this report.

Results of Operations

General

                Our net loss for the year ended December 31, 2008 was $484,506, or a net loss of $0.23 per share, compared to net income of $322,193 for the year ended December 31, 2007, or  $0.15 per share.

Net Interest Income

Net interest income was $3.3 million for the year ended December 31, 2008, a decrease of $377,449 or 10.3% over net interest income of $3.7 million for the year ended December 31, 2007.  Net interest income is the company’s primary source of revenue.  Net interest income is the difference between income earned on assets and interest paid on deposits and borrowings used to support such assets.  Net interest income is determined by the rates earned on the Company’s interest-earning assets and the rates paid on its interest-bearing liabilities, the relative amounts of interest-earning assets and interest-bearing liabilities, and the degree of mismatch and the maturity and repricing characteristics of its interest-earning assets and interest-bearing liabilities.

Interest income for the year ended December 31, 2008 included $7.1 million on loans, $216,406 on investment securities and $106,464 on federal funds sold and other.  Total interest expense of $4.1 million for the year ended December 31, 2008 included $3.5 million related to deposit accounts and $579,826 on borrowings.

Our consolidated net interest margin for the year ended December 31, 2008 was 2.66%,  a decrease of 128 basis points from the net interest margin for the year ended December 31, 2007 of 3.94%.  Earning assets averaged $123.8 million for the year ended December 31, 2008, increasing from $93.1 million for the year ended December 31, 2007.  The net interest margin is calculated as net interest income divided by year-to-date average earning assets.  Our net interest spread was 2.03% for the year ended December 31, 2008 compared to 2.93% for the year ended December 31, 2007.  The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities.  In pricing deposits, we considered our liquidity needs, the direction and levels of interest rates and local market conditions.  As such, higher rates have been paid initially to attract deposits.  Borrowings averaged $14.5 million for the year ended December 31, 2008, increasing from $3.5 million for the year ended December 31, 2007.

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

	For the Year Ended December 31,
	2008			2007
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

Interest-earning assets:
Federal funds sold and other	$3,548,080	$106,464	3.00%	$2,662,250	$145,628	5.47%
Investment securities (1)	4,757,603	216,406	4.55%	6,690,695	284,785	4.26%
Loans (2)	115,533,205	7,089,375	6.14%	83,741,373	6,825,760	8.15%
Total interest-earning assets	123,838,888	7,412,245	5.99%	93,094,318	7,256,173	7.79%
Non-interest-earning assets	3,708,011			2,344,242
Total assets	$127,546,899			$95,438,560

Interest-bearing liabilities:
NOW accounts	$3,620,696	60,386	1.67%	$2,898,549	34,114	1.18%
Savings & money market	12,555,248	354,328	2.82%	12,684,295	515,061	4.06%
Time deposits (excluding brokered time deposits)	30,385,594	1,301,756	4.28%	27,499,058	1,423,388	5.18%
Brokered time deposits	42,922,927	1,823,250	4.25%	27,218,736	1,441,970	5.30%
Total interest-bearing deposits	89,484,465	3,539,720	3.96%	70,300,638	3,414,533	4.86%
Borrowings	14,495,326	579,826	4.00%	3,463,917	171,492	4.95%
Total interest-bearing liabilities	103,979,791	4,119,546	3.96%	73,764,555	3,586,025	4.86%
Non-interest-bearing liabilities	4,619,684			3,003,554
Shareholders’ equity	18,947,424			18,670,451
Total liabilities and shareholders’ equity	$127,546,899			$95,438,560
Net interest spread			2.03%			2.93%
Net interest income/ margin		$3,292,699	2.66%		$3,670,148	3.94%

(1)          The average balances for investment securities exclude the unrealized gain recorded for available for sale securities.

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

	2008 Compared to 2007
	Total Change	Change in Volume	Change in Rate
Interest-earning assets:
Federal funds sold and other	$(39,164)	$39,174	$(78,338)
Investment securities	(68,379)	(86,845)	18,466
Loans	263,615	2,203,406	(1,939,791)
Total interest income	156,072	2,155,735	(1,999,663)

Interest-bearing liabilities:
Interest-bearing deposits	125,187	853,532	(728,345)
Borrowings	408,334	447,231	(38,897)
Total interest expense	533,521	1,300,763	(767,242)

Net Interest Income	$(377,449)	$854,972	$(1,232,421)

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

                Our provision for loan losses was $364,050 for the year ended December 31, 2008, a decrease of $118,950 or 24.6% from provision of $483,000 for the year ended December 31, 2007.  The decrease in provision for loan losses is due to the 32.5% decrease in net loan originations from $36.4 million for the year ended December 31, 2007 to $24.6 million for the year ended December 31, 2008.  The allowance as a percentage of gross loans increased to 1.31% at December 31, 2008 from 1.30% at December 31, 2007.

Non-interest Income

Non-interest income for the year ended December 31, 2008 was $52,402, a decrease of $10,089 or 16.1%, compared to $62,491 for the year ended December 31, 2007. The decrease in non-interest income primarily related to an impairment charge of $94,000 on our Silverton Bank, N.A. stock.  Residential loan origination fees increased $81,895 from $11,528 for the year ended December 31, 2007 to $93,423 for the year ended December 31, 2008 as a result of the addition of a full-time residential mortgage originator in April 2008.  For the year ended December 31, 2008, other income was $30,009, an increase of $3,607 or 13.7%, compared to $26,402 for the year ended December 31, 2007.  Included in other income for the year ended December 31, 2008 was $22,281 in rental income related to the lease of our land at South Irvine Street.

Non-interest Expenses

The following table sets forth information related to our non-interest expenses for the years ended December 31, 2008 and 2007.

	2008	2007
Compensation and benefits	$2,007,078	$1,651,551
Occupancy and equipment	544,782	430,663
Data processing and related costs	316,137	262,627
Professional fees	202,215	199,976
Marketing	179,114	287,297
Insurance	140,005	125,059
Telephone and supplies	68,555	53,643
Other	163,426	133,130
Total non-interest expenses	$3,621,312	$3,143,946

Non-interest expenses increased $477,366 or 15.2% for the year ended December 31, 2008.  The primary reason for this increase is due to the opening of our Wade Hampton branch in October 2007 resulting in less than three months of operating expenses related to this branch in 2007 compared to a full year of operating expense related to this branch for 2008.  Operating expenses affected were compensation and benefits, occupancy and equipment, data processing and related costs, telephone and supplies and other.  Increases in these accounts were offset somewhat by a decrease in marketing expenses during 2008 as a result of more focused marketing efforts.

Income Tax Benefit

An income tax benefit of $155,755 and $216,500 was recognized for the years ended December 31, 2008 and 2007, respectively.  The income tax benefit recognized for the year ended December 31, 2008 related primarily to the net loss incurred and the net operating loss carry-forwards created in 2008.  The income tax benefit recognized in 2007 related primarily to the net operating loss carry-forward created in 2006 and 2005 and the reduction of the related valuation allowance on these deferred tax assets.  In 2006 and 2005, the Company recorded a valuation allowance related to the deferred tax assets created by the net operating loss carry-forwards due to the uncertainty of the ability to fully utilize these carry-forwards based on our short operating history.  In 2007, the Bank generated taxable income and determined through internal projections that the net operating loss carry-forwards would more likely than not be utilized prior to their expiration beginning in 2025.  Therefore, in 2007, the Company reversed the valuation allowance on its deferred tax assets.

Balance Sheet Review

General

At December 31, 2008, we had total assets of $136.9 million, an increase of $26.4 million or 23.9% over total assets of $110.5 million at December 31, 2007.  This increase in assets was driven by a $24.2 million or 24.8% increase in net loans, which rose from $97.6 million at December 31, 2007 to $121.8 million at December 31, 2008.  Other assets at December 31, 2008 consisted of cash and due from banks of $1.7 million; federal funds sold of $2.4 million, investment securities available for sale of $4.5 million, non-marketable equity securities of $1.6 million, property and equipment of $3.3 million, and accrued interest receivable and other assets of $1.5 million.  Total liabilities at December 31, 2008 were $118.2 million compared to $91.5 million at December 31, 2007, an increase of $26.7 million or 29.1%.  This increase in liabilities was primarily a result of an increase in deposits of $16.7 million or 20.4%, and an increase in advances from the Federal Home Loan Bank of Atlanta (“FHLB”) of $10.0 million.  At December 31, 2008, liabilities consisted of deposits of $98.9 million, FHLB advances of $19.0 million, securities sold under agreements to repurchase of $64,093, and accrued interest payable and other liabilities of $259,428.  Shareholders’ equity at December 31, 2008 was $18.7 million, compared to $19.0 million at December 31, 2007, a decrease of $280,701 or 1.5%.  This decrease was primarily a result of our net loss for the year ended December 31, 2008 offset by compensation expense related to stock options granted and an increase in the unrealized gain on investment securities.  A more detailed analysis of the primary components of our balance sheet follows.

Investments

At December 31, 2008, the $4.5 million in our investment securities portfolio represented approximately 3.3% of total assets.  Investments decreased from $5.2 million at December 31, 2007, or 4.7% of total assets.  Decreases in investment balances during 2008 were due to normal investment maturities and repayments.  At December 31, 2008 and 2007, we held Government-sponsored enterprise securities and mortgage-backed securities as investment securities available for sale.  The amortized costs and the fair value of our investments at December 31, 2008 and 2007 are shown in the following table.

	2008		2007
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available for Sale
Government-sponsored enterprises	$2,000,000	$2,023,750	$2,000,000	$2,018,125
Mortgage-backed securities	2,422,796	2,460,736	3,153,916	3,144,230
Total	$4,422,796	$4,484,486	$5,153,916	$5,162,355

Contractual maturities and yields on our investment securities available for sale at December 31, 2008 are shown in the following table.  Expected maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Less than one year		One year to five years		Five years to ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for Sale
Government-sponsored enterprises	$—	—	$2,000,000	4.63%	$—	—	$—	—	$2,000,000	4.63%
Mortgage-backed securities	—	—	1,014,850	4.12	1,407,946	4.68%	—	—	2,422,796	4.45
Total	$—	—	$3,014,850	4.46%	$1,407,946	4.68%	$—	—	$4,422,796	4.53%

At December 31, 2008 and 2007, we also held non-marketable equity securities, which consisted of Federal Reserve Bank stock of $485,400 and $476,200, respectively, Federal Home Loan Bank stock of $1,054,000 and $541,400, respectively. These investments are carried at cost, which approximates fair maket value.  As of December 31, 2008, we also held fifty shares of Silverton Bank N.A. stock with a book value of $60,404 and a cost basis of $154,404.  For the year ended December 31, 2008 we took an other-than-temporary impairment charge of $94,000 on this stock.  As of December 31, 2007 we did not hold any Silverton Bank, N.A. stock.

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio.  Average loans for the year ended December 31, 2008 were $115.5 million, an increase of $31.8 million over average loans of $83.7 million for the year ended December 31, 2007.  Before allowance for loan losses, gross loans outstanding at December 31, 2008 were $123.4 million, or 90.1% of total assets, compared to $98.9 million, or 89.5% of total assets at December 31, 2007.

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

The following table summarizes the composition of our loan portfolio as of December 31, 2008 and 2007.

	2008		2007
		% of		% of
	Amount	Total	Amount	Total
Real Estate:
Commercial	$48,034,745	38.9%	$36,727,543	37.1%
Construction and development	31,205,453	25.3	24,798,489	25.1
Consumer residential	11,178,445	9.0	10,264,378	10.4
Home equity	10,990,823	8.9	8,024,879	8.1
Total real estate	101,409,466	82.1	79,815,289	80.7
Commerical business	20,053,376	16.2	17,195,517	17.4
Consumer - other	2,187,326	1.8	2,046,738	2.1
Deferred origination fees, net	(202,414)	(0.1)	(166,174)	(0.2)
Gross loans	123,447,754	100.0%	98,891,370	100.0%
Less allowance for loan losses	(1,611,977)		(1,283,491)
Total loans, net	$121,835,777		$97,607,879

The largest component of our loan portfolio at year-end was commercial real estate loans which represented 38.9% of the portfolio.  Due to the short time our portfolio has existed, the current mix may not be indicative of the ongoing portfolio mix.  We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration of certain types of collateral.

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at December 31, 2008.

		After one
	One year	but within	After five
	or less	five years	years	Total
Real Estate:
Commercial	$11,095,178	$34,831,227	$2,108,340	$48,034,745
Construction and development	16,347,807	12,657,207	2,200,439	31,205,453
Consumer residential	2,174,446	6,600,888	2,403,111	11,178,445
Home equity	—	—	10,990,823	10,990,823
Total real estate	29,617,431	54,089,322	17,702,713	101,409,466
Commercial business	7,649,277	11,536,255	867,844	20,053,376
Consumer- other	812,464	979,134	395,728	2,187,326
Gross loans	$38,079,172	$66,604,711	$18,966,285	$123,650,168
Deferred origination fees, net				(202,414)
Gross loans, net of deferred fees				$123,447,754
Loans maturing- after one year with
Fixed interest rates				$30,373,633
Floating interest rates				$55,197,363

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations.  At December 31, 2008, the allowance for loan losses was $1,611,977, or 1.31% of gross loans, compared to $1,283,491 at December 31, 2007, or 1.30% of gross loans.  The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible.  Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate.  Our determination of the allowance for loan losses is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans.  We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons.  Due to our limited operating history, to date the provision for loan losses has been made primarily as a result of our assessment of general loan loss risk compared to banks of similar size and maturity.  Due to our short operating history, the loans in our loan portfolio and our lending relationships are of very recent origin.  In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process known as seasoning.  As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio.  Because our loan portfolio is new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels.  If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.  Periodically, we will adjust the amount of the allowance based on changing circumstances.  We will charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses.  There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period, especially considering the overall weakness in the commercial real estate market in our market areas.

The following table summarizes the activity related to our allowance for loan losses for the years ended December 31, 2008 and 2007.

	2008	2007

Balance, beginning of year	$1,283,491	$1,198,152
Charge-offs
Commercial real estate	—	(58,903)
Commercial	(35,564)	(338,758)
Total charge-offs	(35,564)	(397,661)
Total recoveries	—	—
Net loans charged-off	(35,564)	(397,661)
Provision for loan losses	364,050	483,000
Balance, end of year	$1,611,977	$1,283,491

Net charge-offs to average loans	0.03%	0.47%

We do not allocate the allowance for loan losses to specific categories of loans.  Instead, we evaluate the adequacy of the allowance for loan losses on an overall portfolio basis utilizing our credit grading system which we apply to each loan.  We have retained an independent consultant to review the loan files on a test basis to confirm the grading of samples of loans.

Nonperforming Assets

During the years ended December 31, 2008 and 2007, the Bank charged off loans in the amount of $35,564 and $397,661, respectively.  At December 31, 2008 and 2007, there were non-accrual loans of $394,950 and $1,084,883, respectively. Foregone interest income related to non-accrual loans equaled $18,531 and $73,388 for the year ended December 31, 2008 and 2007, respectively.  All non-accrual loans outstanding at December 31, 2007 were paid in full during 2008 plus interest of  $88,253 and legal fees.  No interest income was recognized on non-accrual loans during 2008 and 2007.  At both December 31, 2008 and 2007, there were no accruing loans which were contractually past due 90 days or more as to principal or interest payments.  Generally, a loan will be placed on non-accrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful.

At December 31, 2008, impaired loans amounted to approximately $1.9 million for which a reserve of approximately $35,000 was allocated in the allowance.  During 2008, the average recorded investment in impaired loans was approximately $498,000.  At December 31, 2007, impaired loans amounted to approximately $1.1 million for which a reserve of approximately $25,000 was allocated in the allowance. During 2007, the average recorded investment in impaired loans was approximately $637,000.   At December 31, 2008, we were not aware of any potential problem loans that were not already considered for impairment or categorized as impaired or non-accrual.

Deposits and Other Interest-Bearing Liabilities

Our primary source of funds for loans and investments is our deposits and short-term repurchase agreements.  Average total deposits for the years ended December 31, 2008 and 2007 were $93.7 million and $73.0 million, respectively.  The following table shows the balance outstanding and the average rates paid on deposits held by us for the years ended December 31, 2008 and 2007.

	2008		2007
	Amount	Rate	Amount	Rate

Non-interest bearing demand deposits	$4,708,170	—%	$2,924,754	—%
Interest bearing demand deposits	4,592,392	0.74	3,039,618	1.77
Money market accounts	11,500,807	2.00	11,656,304	3.59
Savings accounts	204,525	0.50	84,765	0.75
Time deposits less than $100,000	8,735,223	3.64	10,763,727	5.14
Time deposits of $100,000 or more	19,686,147	3.70	18,483,949	5.15
Brokered time deposits less than $100,000	48,934,954	3.43	35,180,000	5.19
Brokered time deposits of $100,000 or more	495,500	1.69	—	—
Total	$98,857,718	3.03%	$82,133,117	4.63%

Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets.  Beginning in the fourth quarter of 2006, we chose to obtain deposits outside of our local market area in the form of brokered time deposits.  Due to the interest rate environment in our market, as well as strong competition from other banking and financial services companies in gathering deposits, brokered time deposits allow us to obtain funding at a lower interest rate in order to support loan growth.  At December 31, 2008 and 2007, brokered time deposits were $49.4 million and $35.2 million, respectively.  We will seek to reduce our reliance on brokered time deposits and other noncore funding sources, while focusing our efforts to gather core deposits in our local market. Our loan-to-deposit ratio was 123.2% and 118.8% at December 31, 2008 and 2007, respectively.

All of our time deposits are certificates of deposits.  The maturity distribution of our time deposits of $100,000 or more at December 31, 2008 is as follows:

Three months or less	$5,522,270
Over three through six months	2,141,520
Over six through twelve months	12,061,175
Over twelve months	456,682
Total	$20,181,647

Short-Term Borrowings

At December 31, 2008 and 2007, respectively, the Bank had sold $64,093 and $39,359 of securities under agreements to repurchase with brokers with a weighted rate of 0.50% and 1.88%, respectively, that mature in less than 90 days.  These agreements were secured with approximately $343,000 and $439,000 of investment securities, respectively.  The securities, under agreements to repurchase averaged $358,184 during 2008, with $1,672,772 being the maximum amount outstanding at any month-end.  The average rate paid in 2008 was 2.30%.  The securities, under agreements to repurchase averaged $205,958 during 2007, with $543,529 being the maximum amount outstanding at any month-end.  The average rate paid in 2007 was 3.22%.

At December 31, 2008 and 2007, we had short-term lines of credit with correspondent banks to purchase unsecured federal funds totaling $7.0 million.    At December 31, 2008, the Bank was in the process of pledging collateral to the Federal Reserve Bank’s Borrower-in-Custody of Collateral program.  We were notified in January 2009 that our collateral was accepted and our available credit was approximately $10.9 million as of January 15, 2009.

Federal Home Loan Bank Advances

At December 31, 2008 and 2007, respectively, the Bank had $19.0 million and $9.0 million of advances from the FHLB with a weighted average rate of 3.12% and 4.79%.  The Bank utilizes FHLB advances as long-term sources of funding. These advances are secured with approximately $42.5 million and $14.9 million, respectively, of first and second mortgage loans and $1,054,000 and $541,400, respectively, of stock in the FHLB.    The FHLB advances averaged $13.7 million during 2008, with $19.0 million being the maximum amount outstanding at any month-end.  The FHLB advances averaged $3.0 million during 2007, with $9.0 million being the maximum amount outstanding at any month-end.  The average rate paid in 2008 and 2007 was 4.09% and 5.05%, respectively.

Capital Resources

Total shareholders’ equity was $18.7 million at December 31, 2008, a decrease of $280,701 or 1.5% from $19.0 million at December 31, 2007.  Shareholders’ equity decreased during 2008 primarily due to the net loss for the year ended December 31, 2008 of $484,506.  Other components of the change in shareholders’ equity related to a change in the unrealized gain on investment securities, net of tax, of $35,145 and compensation expense related to stock options granted of $168,660.

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

The following table sets forth the Bank’s and Holding Company’s various capital ratios at December 31, 2008 and 2007.  For all periods, the Bank was considered “well capitalized”.

	Bank		Holding Company
	2008	2007	2008	2007

Total risk-based capital	12.9%	15.5%	15.1%	18.0%
Tier 1 risk-based capital	11.6%	14.3%	13.9%	16.8%
Leverage capital	11.1%	14.7%	13.3%	17.2%

We believe that our capital is sufficient to fund the activities of the Bank in its initial stages of operation and that the rate of asset growth will not negatively impact the capital base.  As of December 31, 2008, there were firm commitments outstanding for capital expenditures related to the design and construction of a full service branch on our new site in Simpsonville, South Carolina. We completed construction on this facility in January 2009 with total construction and equipment costs of approximately $1.1 million.

Return on Equity and Assets

The following table shows the return on average assets (net income (loss) divided by average total assets), return on average equity (net income (loss) divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the years ended December 31, 2008 and 2007.  Since our inception, we have not paid cash dividends.

	2008	2007
Return on average assets	(0.38)%	0.34%
Return on average equity	(2.56)%	1.73%
Equity to assets ratio	14.86%	19.56%

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend to a client as long as the client has not violated any material condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.  At December 31, 2008, unfunded commitments to extend credit were $16.9 million, of which approximately $1.3 million was at fixed rates and $15.6 million was at variable rates.  A significant portion of the unfunded commitments related to consumer equity lines of credit and commercial lines of credit.  Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded.  We evaluate each client’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.  The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

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

Approximately 73% of our loans were variable rate loans at December 31, 2008, an increase from 66% at December 31, 2007.  The ratio of cumulative gap to total earning assets after 12 months was (0.2)% because $220,216 more liabilities will reprice in a 12 month period than assets.  However, our gap analysis is not a precise indicator of our interest sensitivity position.  The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits.  Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

At December 31, 2008, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $4.1 million, or 3.0% of total assets.  Our investment securities available for sale at December 31, 2008 amounted to $4.5 million or 3.3% of total assets.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, at December 31, 2008, $2.6 million of these securities were pledged against outstanding debt.  Therefore, the related debt would need to be repaid prior to the securities being sold and converted to cash.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits, both within our market and brokered time deposits.  In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities.  We also maintain federal funds purchased lines of credit with correspondent banks totaling $7.0 million.  We are a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made for leverage purposes.  The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB.  The unused borrowing capacity currently available from the FHLB at December 31, 2008 was approximately $8.3 million, assuming that the Bank’s investment in FHLB stock, as well as qualifying mortgages or investment securities, would be available to secure any future borrowings.  At December 31, 2008, the Bank was in the process of pledging collateral to the Federal Reserve Bank’s discount window under the Federal Reserve Bank’s Borrower-in-Custody of Collateral program.  We were notified in January 2009 that our collateral was accepted and our available credit was approximately $10.9 million as of January 15, 2009.

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

The following table sets forth information regarding our rate sensitivity, as of December 31, 2008, at each of the time intervals.  The information in the table may not be indicative of our rate sensitivity position at other points in time.  In addition, the maturity distribution indicated in the table may differ from the contractual maturities of the earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

	Within three months	After three but within twelve months	After one but within five years	After five years	Total

Interest-earning assets:
Federal funds sold and other	$4,078,957	$—	$—	$—	$4,078,957
Investment securities	1,135,783	407,349	2,669,264	210,400	4,422,796
Loans	71,663,728	10,199,915	36,050,559	5,735,966	123,650,168

Total interest-earning assets	$76,878,468	$10,607,264	$38,719,823	$5,946,366	$132,151,921

Interest-bearing liabilities:
Money market and NOW	$16,093,199	$—	$—	$—	$16,093,199
Regular savings	204,525	—	—	—	204,525
Time deposits	6,860,342	20,768,335	792,693	—	28,421,370
Brokered time deposits	15,474,698	18,240,756	15,715,000	—	49,430,454
FHLB advances	3,000,000	7,000,000	9,000,000	—	19,000,000
Repurchase agreements	64,093	—	—	—	64,093

Total interest-bearing liabilities	$41,696,857	$46,009,091	$25,507,693	$—	$113,213,641

Period gap	$35,181,611	$(35,401,827)	$13,212,130	$5,946,366
Cumulative gap	35,181,611	(220,216)	12,991,914	18,938,280

Ratio of cumulative gap to total earning assets	26.6%	(0.2)%	9.8%	14.3%

Accounting, Reporting, and Regulatory Matters

The following is a summary of recent authoritative pronouncements that may affect our accounting, reporting, and disclosure of financial information:

In May, 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (“the GAAP hierarchy”).  SFAS 162 is effective November 15, 2008.  The FASB has stated that it does not expect SFAS 162 to result in a change in current practice. The application of SFAS 162 had no effect on the Company’s financial position, results of operations or cash flows.

The SEC’s Office of the Chief Accountant and the staff of the FASB issued press release 2008-234 on September 30, 2008 (“Press Release”) to provide clarifications on fair value accounting.  The Press Release includes guidance on the use of management’s internal assumptions and the use of “market” quotes.  It also reiterates the factors in SEC Staff Accounting Bulletin (“SAB”) Topic 5M which should be considered when determining other-than-temporary impairment: the length of time and extent to which the market value has been less than cost; financial condition and near-term prospects of the issuer; and the intent and ability of the holder to retain its investment for a period of time sufficient to allow for any anticipated recovery in market value.

On October 10, 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP SFAS 157-3”). This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active.  The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. For the Company, this FSP was effective for the quarter ended September 30, 2008.

The Company considered the guidance in the Press Release and in FSP SFAS 157-3 when conducting its review for other-than-temporary impairment as of December 31, 2008 as discussed in Note 1.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 8.  Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 and 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Directors

Independence Bancshares, Inc.

Greenville, South Carolina

We have audited the accompanying consolidated balance sheets of Independence Bancshares, Inc. and subsidiary as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income (loss) and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independence Bancshares, Inc. and subsidiary as of December 31, 2008 and 2007 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assertion about the effectiveness of Independence Bancshares, Inc. and subsidiary’s internal control over financial reporting as of December 31, 2008, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting, and, accordingly, we do not express an opinion thereon.

/s/ Elliott Davis, LLC

Elliott Davis, LLC
Greenville, South Carolina
March 20, 2009

INDEPENDENCE BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
Assets
Cash and due from banks	$1,724,886	$813,663
Federal funds sold	2,393,000	1,804,000
Investment securities available for sale	4,484,486	5,162,355
Non-marketable equity securities	1,599,804	1,017,600
Loans, net of an allowance for loan losses of $1,611,977 and $1,283,491, respectively	121,835,777	97,607,879
Accrued interest receivable	433,854	467,186
Property and equipment, net	3,348,042	2,733,202
Other assets	1,070,122	905,360

Total assets	$136,889,971	$110,511,245

Liabilities
Deposits:
Non-interest bearing	$4,708,170	$2,924,754
Interest bearing	94,149,548	79,208,363
Total deposits	98,857,718	82,133,117

Federal Home Loan Bank advances	19,000,000	9,000,000
Securities sold under agreements to repurchase	64,093	39,359
Accrued interest payable	131,201	126,433
Accounts payable and accrued expenses	128,227	222,903

Total liabilities	118,181,239	91,521,812

Commitments and contingencies — notes 11 and 12

Shareholders’ equity
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued	—	—
Common stock, par value $.01 per share; 10,000,000 shares authorized; 2,085,010 shares issued and outstanding	20,850	20,850
Additional paid-in capital	20,840,248	20,671,588
Accumulated other comprehensive income	40,715	5,570
Accumulated deficit	(2,193,081)	(1,708,575)

Total shareholders’ equity	18,708,732	18,989,433

Total liabilities and shareholders’ equity	$136,889,971	$110,511,245

See notes to consolidated financial statements that are an integral part of these consolidated statements.

INDEPENDENCE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007
Interest income
Loans	$7,089,375	$6,825,760
Investment securities	216,406	284,785
Federal funds sold and other	106,464	145,628

Total interest income	7,412,245	7,256,173
Interest expense
Deposits	3,539,720	3,414,533
Borrowings	579,826	171,492
Total interest expense	4,119,546	3,586,025

Net interest income	3,292,699	3,670,148
Provision for loan losses	364,050	483,000

Net interest income after provision for loan losses	2,928,649	3,187,148

Non-interest income
Service fees on deposit accounts	22,970	24,561
Residential loan origination fees	93,423	11,528
Other-than-temporary impairment on non-marketable equity securities	(94,000)	—
Other income	30,009	26,402

Total non-interest income	52,402	62,491

Non-interest expenses
Compensation and benefits	2,007,078	1,651,551
Occupancy and equipment	544,782	430,663
Data processing and related costs	316,137	262,627
Professional fees	202,215	199,976
Marketing	179,114	287,297
Insurance	140,005	125,059
Telephone and supplies	68,555	53,643
Other	163,426	133,130

Total non-interest expenses	3,621,312	3,143,946

Income (loss) before income tax benefit	(640,261)	105,693

Income tax benefit	155,755	216,500

Net income (loss)	$(484,506)	$322,193

Income (loss) per common share - basic	$(0.23)	$0.15
Income (loss) per common share - diluted	$(0.23)	$0.15

Weighted average common shares outstanding - basic	2,085,010	2,085,010
Weighted average common shares outstanding - diluted	2,085,010	2,092,454

See notes to consolidated financial statements that are an integral part of these consolidated statements.

INDEPENDENCE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

YEARS ENDED DECEMBER 31, 2008 AND 2007

	Common stock		Additional	Accumulated other comprehensive	Accumulated	Total shareholders’
	Shares	Amount	paid-in capital	income (loss)	deficit	equity

December 31, 2006	2,085,010	$20,850	$20,563,588	$(80,200)	$(2,030,768)	$18,473,470
Compensation expense related to stock options granted	—	—	108,000	—	—	108,000
Net income	—	—	—	—	322,193	322,193
Unrealized gain on investment securities available for sale, net of tax	—	—	—	85,770	—	85,770
Total comprehensive income	—	—	—	—	—	407,963
December 31, 2007	2,085,010	$20,850	$20,671,588	$5,570	$(1,708,575)	$18,989,433
Compensation expense related to stock options granted	—	—	168,660	—	—	168,660
Net loss	—	—	—	—	(484,506)	(484,506)
Unrealized gain on investment securities available for sale, net of tax	—	—	—	35,145	—	35,145
Total comprehensive loss	—	—	—	—	—	(449,361)
December 31, 2008	2,085,010	$20,850	$20,840,248	$40,715	$(2,193,081)	$18,708,732

See notes to consolidated financial statements that are an integral part of these consolidated statements.

INDEPENDENCE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007

Operating activities
Net income (loss)	$(484,506)	$322,193
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Provision for loan losses	364,050	483,000
Depreciation	180,916	213,311
Amortization of investment securities discounts/premiums, net	2,748	1,393
Benefit for deferred income taxes	(155,755)	(216,500)
Compensation expense related to stock options granted	168,660	108,000
Other-than-temporary impairment on non-marketable equity securities	94,000	—
(Increase) decrease in other assets, net	6,219	(161,161)
Increase (decrease) in other liabilities, net	(89,908)	122,962

Net cash provided by operating activities	86,424	873,198

Investing activities
Increase (decrease) in cash realized from:
Origination of loans, net	(24,591,948)	(36,441,211)
Purchase of investment securities available for sale	(1,000,000)	(2,000,000)
Maturity of investment securities available for sale	1,000,000	6,000,000
Repayments of investment securities available for sale	728,372	551,153
Purchase of non-marketable equity securities	(676,204)	(460,850)
Purchase of property and equipment	(795,756)	(1,328,000)
Sale of other real estate owned	—	105,376

Net cash used in investing activities	(25,335,536)	(33,573,532)

Financing activities
Increase in deposits, net	16,724,601	25,226,401
Increase (decrease) in short-term borrowings	24,734	(84,414)
Increase in Federal Home Loan Bank advances	10,000,000	9,000,000

Net cash provided by financing activities	26,749,335	34,141,987

Net increase in cash and cash equivalents	1,500,223	1,441,653

Cash and cash equivalents at beginning of the year	2,617,663	1,176,010

Cash and cash equivalents at end of the year	$4,117,886	$2,617,663

Supplemental information
Cash paid for
Interest	$4,114,778	$3,544,104

Schedule of non-cash transactions
Increase in unrealized gain on securities, net of tax	$35,145	$85,770

Loans transferred to other real estate owned	$—	$(105,376)

See notes to consolidated financial statements that are an integral part of these consolidated statements.

INDEPENDENCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, including valuation allowances for impaired loans, and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans.  In connection with the determination of the allowances for loan losses on loans and valuation of foreclosed real estate, management obtains independent appraisals for significant properties.  Management must also make estimates in determining the useful lives and methods for depreciating premises and equipment.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

Risks and Uncertainties

In the normal course of its business, the Company encounters two significant types of risks: economic and regulatory.  There are three main components of economic risk: interest rate risk, credit risk and market risk.  The Company is subject to interest rate risk to the degree that its interest bearing liabilities mature or reprice at different speeds, or on different bases, than its interest-earning assets.  Credit risk is the risk of default within the Company’s loan portfolio that results from borrowers’ inability or unwillingness to make contractually required payments.  Market risk reflects changes in the value of collateral underlying loans receivable and the valuation of real estate held by the Company.

The Company is subject to the regulations of various governmental agencies.  These regulations can change significantly from period to period.  The Company also undergoes periodic examinations by the regulatory agencies, which may subject it to changes with respect to valuation of assets, amount of required loss allowance and operating restrictions resulting from the regulators’ judgments based on information available to them at the time of their examinations.  The Bank makes loans to individuals and businesses in and around “Upstate” South Carolina for various personal and commercial purposes.  The Bank has a diversified loan portfolio.  Borrowers’ ability to repay their loans is not dependent upon any specific economic sector.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents includes cash, due from banks and federal funds sold.  Generally, federal funds are sold for one-day periods.  At December 31, 2008 and 2007, the Company had restricted cash totaling $2,000 with the Federal Home Loan Bank of Atlanta (“FHLB”).  The Company places its deposits and correspondent accounts with and sells its federal funds to high quality institutions.  Management believes credit risk associated with correspondent accounts is not significant.

Investment Securities

Investment securities are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  Management classifies securities at the time of purchase into one of three categories as follows: (1) Securities Held to Maturity:  securities which the Company has the positive intent and ability to hold to maturity, which are reported at amortized cost; (2) Trading Securities:  securities that are bought and held principally for the purpose of selling them in the near future, which are reported at fair value with unrealized gains and losses included in earnings; and (3) Securities Available for Sale:  securities that may be sold under certain conditions, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity as accumulated other comprehensive income (loss). The amortization of premiums and accretion of discounts on investment securities are recorded as adjustments to interest income.  Gains or losses on sales of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method.  Unrealized losses on securities, reflecting a decline in value or impairment judged by the Company to be other-than-temporary, are charged to earnings in the consolidated statements of operations.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

Non-Marketable Equity Securities

The Bank, as a member of the Federal Reserve Bank (“FRB”) and the FHLB, is required to own capital stock in these organizations.  The amount of FRB stock owned is based on the Bank’s capital levels and totaled $485,400 and $476,200 at December 31, 2008 and 2007, respectively.  The amount of FHLB stock owned is determined based on the Bank’s balances of residential mortgages and advances from the FHLB and totaled $1,054,000 and $541,400 at December 31, 2008 and 2007, respectively.  No ready market exists for these stocks, and they have no quoted market value.  However, redemption of these stocks has historically been at par value.  Accordingly, the carrying amounts are deemed to be a reasonable estimate of fair value.

At December 31, 2008 the Bank also owned fifty shares of stock valued at $60,404 in Silverton Bank, N.A., the Bank’s primary correspondent bank.   The Bank’s original investment cost was $154,404.  An other-than-temporary impairment charge of $94,000 was taken for the year ended December 31, 2008 based on recent declines in the trading value of Silverton Bank, N.A. stock, the current economic decline and its impact on bank stock prices as well as financial information received from Silverton Bank, N.A.

Loans Receivable

Loans are stated at their unpaid principal balance.  Interest income is computed using the simple interest method and is recorded in the period earned.  Fees earned and direct costs incurred on loans are amortized using the effective interest method over the life of the loan.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

Allowance for Loan Losses

An allowance for loan losses is maintained at a level deemed  appropriate  by  management  to adequately provide for known and inherent losses in the loan portfolio.  The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

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

The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are classified as doubtful, substandard or special mention.  For such loans that are also classified as impaired, an allowance is established when either the discounted cash flows or collateral value or observable market price of the impaired loan is lower than the carrying value of that loan.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

Due to the Company’s limited operating history, the provision for loan losses has been made primarily as a result of the assessment of general loan loss risk compared to banks of similar size and maturity.  Due to the Company’s short operating history, the loans in the loan portfolio and the lending relationships are of recent origin.  In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process known as seasoning.  As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio.  Because the loan portfolio is new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

Property and Equipment

Property, furniture and equipment are stated at cost less accumulated depreciation.  The provision for depreciation is computed by the straight-line method, based on the estimated useful lives for buildings of 40 years and for furniture and equipment of 3 to 15 years.  Leasehold improvements are amortized over the life of the lease.  The cost of assets sold or otherwise disposed of, and the related allowance for depreciation, are eliminated from the accounts and the resulting gains or losses are reflected in the statement of operations when incurred.  Maintenance and repairs are charged to current expense.  The costs of major renewals and improvements are capitalized.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

Income (Loss) per Share

Basic income (loss) per share represents net income (loss) divided by the weighted-average number of common shares outstanding during the period.  Dilutive income (loss) per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued.  Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method.  For the year ended December 31, 2008 as a result of the Company’s net loss, all of the potential common shares (146,840 stock options and 362,500 warrants) were considered anti-dilutive.  For the year ended December 31, 2007, there were 100,017 stock options that were excluded from the calculation of diluted earnings per share because their exercise prices were greater than the calculated average market price of the common shares.

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 2008 and 2007.

	Year Ended December 31,
	2008	2007
Basic Income (Loss) Per Share
Average common shares outstanding	2,085,010	2,085,010
Net income (loss)	$(484,506)	$322,193
Earnings per share	$(0.23)	$0.15

Diluted Income (Loss) Per Share
Average common shares outstanding	2,085,010	2,085,010
Average dilutive common shares	—	7,444
Adjusted average common shares	2,085,010	2,092,454
Net income (loss)	$(484,506)	$322,193
Earnings per share	$(0.23)	$0.15

Stock Compensation Plans

On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) SFAS No. 123(R), “Share-Based Payments,” to account for compensation costs under its stock option plan.  In adopting SFAS No. 123(R), the Company elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method.  Under the modified prospective method, compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of grant.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

Reclassifications

Certain amounts have been reclassified to state all periods on a comparable basis.  Reclassifications had no effect on shareholders’ equity or net loss.

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

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) into the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:  Level 1 - quoted prices in active markets for identical assets or liabilities; Level 2 - observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and Level 3 - unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company is predominantly an asset based lender with real estate serving as collateral on approximately 82% of loans.  Loans which are deemed to be impaired are valued on a nonrecurring basis at the lower of cost or market value of the underlying real estate collateral.  Such market values are generally obtained using independent appraisals, which the Company considers to be level 2 inputs (other observable inputs).  The aggregate carrying amount, net of specific reserves, of impaired loans at December 31, 2008 was $1.9 million.

The fair values of available-for-sale investment securities ($4,484,486 at December 31, 2008) are measured on a recurring basis using Level 2 inputs (other observable inputs).

The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis.  The Company also has no assets or liabilities whose fair values are measured using Level 1 or Level 3 inputs.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that may affect our accounting, reporting, and disclosure of financial information:

In May, 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (“the GAAP hierarchy”).  SFAS 162 is effective November 15, 2008.  The FASB has stated that it does not expect SFAS 162 to result in a change in current practice. The application of SFAS 162 had no effect on the Company’s financial position, results of operations or cash flows.

The SEC’s Office of the Chief Accountant and the staff of the FASB issued press release 2008-234 on September 30, 2008 (“Press Release”) to provide clarifications on fair value accounting.  The Press Release includes guidance on the use of management’s internal assumptions and the use of “market” quotes.  It also reiterates the factors in SEC Staff Accounting Bulletin (“SAB”) Topic 5M which should be considered when determining other-than-temporary impairment: the length of time and extent to which the market value has been less than cost; financial condition and near-term prospects of the issuer; and the intent and ability of the holder to retain its investment for a period of time sufficient to allow for any anticipated recovery in market value.

On October 10, 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP SFAS 157-3”). This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active.  The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. For the Company, this FSP was effective for the quarter ended September 30, 2008.

The Company considered the guidance in the Press Release and in FSP SFAS 157-3 when conducting its review for other-than-temporary impairment as of December 31, 2008 as discussed in this footnote.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 — INVESTMENT SECURITIES

The amortized costs and fair values of investment securities available for sale are as follows:

	December 31, 2008
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Government-sponsored enterprises	$2,000,000	$23,750	$—	$2,023,750
Mortgage-backed securities	2,422,796	37,940	—	2,460,736
Total investment securities	$4,422,796	$61,690	$—	$4,484,486

	December 31, 2007
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Government-sponsored enterprises	$2,000,000	$18,125	$—	$2,018,125
Mortgage-backed securities	3,153,916	3,592	(13,278)	3,144,230
Total investment securities	$5,153,916	$21,717	$(13,278)	$5,162,355

At December 31, 2008, no investment securities were in a loss position.  At December 31, 2007, mortgage-backed securities with a fair value of $2,549,185 and unrealized losses of $13,278 had been in a continuous loss position for twelve months or longer.  At December 31, 2007, all remaining investment securities were in an unrealized gain position.

The amortized costs and fair values of investment securities available for sale at December 31, 2008, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because issuers have the right to prepay the obligations.

	December 31, 2008
	Amortized	Fair
	Cost	Value

Due within one year	$—	$—
Due after one through three years	1,014,850	1,018,818
Due after three through five years	2,000,000	2,023,750
Due after five through ten years	1,407,946	1,441,918
Due after ten years	—	—
Total investment securities	$4,422,796	$4,484,486

The Company sold no investment securities in 2008 or 2007.  Accordingly, no gains or losses were recorded.  At December 31, 2008, $2.6 million in securities were pledged as collateral for repurchase agreements and public deposits.

The Company’s investment portfolio consists principally of obligations of the United States of America, its agencies or enterprises it sponsors.  In the opinion of management, there is no concentration of credit risk in its investment portfolio.

NOTE 3 — LOANS

                    The composition of net loans by major loan categories is as follows:

	December 31,
	2008	2007
Real estate:
Commercial	$76,640,366	$60,417,106
Consumer residential	13,778,277	11,373,304
Home equity	10,990,823	8,024,879
Total real estate loans	101,409,466	79,815,289
Commercial business	20,053,376	17,195,517
Consumer-other	2,187,326	2,046,738
Deferred origination fees, net	(202,414)	(166,174)
Gross loans	123,447,754	98,891,370
Less allowance for loan losses	(1,611,977)	(1,283,491)
Loans, net	$121,835,777	$97,607,879

At December 31, 2008 and 2007, there were non-accrual loans of $394,950 and $1,084,883, respectively, included in the above loan balance.  Foregone interest income related to non-accrual loans equaled $18,531 and $73,388 for the year ended December 31, 2008 and 2007, respectively.  All non-accrual loans outstanding at December 31, 2007 were paid in full during 2008 plus interest of $88,253 and legal fees.  No interest income was recognized on non-accrual loans during 2008 and 2007.  At both December 31, 2008 and 2007, there were no accruing loans which were contractually past due 90 days or more as to principal or interest payments.

At December 31, 2008, impaired loans amounted to approximately $1.9 million for which a reserve of approximately $35,000 was allocated in the allowance.  During 2008, the average recorded investment in impaired loans was approximately $498,000.  At December 31, 2007, impaired loans amounted to approximately $1.1 million for which a reserve of approximately $25,000 was allocated in the allowance. During 2007, the average recorded investment in impaired loans was approximately $637,000.

The Company, through the Bank, makes loans to individuals and small- to mid-sized businesses for various personal and commercial purposes primarily in Greenville County, South Carolina.  The Company has a diversified loan portfolio and the Company’s loan portfolio is not dependent on any specific economic segment.  The Company regularly monitors its credit concentrations based on loan purpose, industry and customer base.  As of December 31, 2008, there were no material concentrations of credit risk within the Company’s loan portfolio.

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

NOTE 3 — LOANS, Continued

Directors, executive officers and associates of such persons are customers of and have transactions with the Bank in the ordinary course of business.  Included in such transactions are outstanding loans and commitments, all of which were made under substantially the same credit terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility.  The aggregate dollar amount of these outstanding loans was $10.1 million and $8.5 million at December 31, 2008 and 2007, respectively.  During 2008, new loans and advances on these lines of credit totaled $2.3 million and repayments were approximately $749,000.  At December 31, 2008, there were commitments to extend additional credit to related parties in the amount of approximately $1.2 million.

The composition of gross loans, before the deduction for deferred origination fees, by rate type is as follows:

December 31, 2008
Variable rate loans	$89,760,406
Fixed rate loans	33,889,762
$123,650,168

The allowance for loan losses for each of the years in the two year period ended December 31, 2008 is presented below:

	2008	2007
Balance at beginning of year	$1,283,491	$1,198,152
Provision for loan losses	364,050	483,000
Loans charged-off	(35,564)	(397,661)
Recoveries of loans previously charged-off	—	—
Balance at end of year	$1,611,977	$1,283,491

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation.  Components of property and equipment included in the consolidated balance sheets are as follows:

	December 31,
	2008	2007

Land	$2,151,571	$2,151,571
Leasehold improvements	179,975	179,975
Furniture and equipment	921,452	871,138
Automobile	35,526	35,526
Construction in progress	766,242	20,800
	4,054,766	3,259,010
Accumulated depreciation	(706,724)	(525,808)
Total property and equipment	$3,348,042	$2,733,202

Depreciation expense for the years ended December 31, 2008 and 2007 was $180,916 and $213,311, respectively.

As of December 31, 2008 and 2007, construction in progress relates solely to capital expenses incurred related to the construction of the new full service branch in Simpsonville, South Carolina.  This branch was completed and opened in February 2009.

NOTE 5 — DEPOSITS

Deposits at December 31 are summarized as follows:

	2008	2007

Non-interest bearing	$4,708,170	$2,924,754
Interest bearing:
NOW accounts	4,592,392	3,039,618
Money market accounts	11,500,807	11,656,304
Savings	204,525	84,765
Time, less than $100,000	8,735,223	10,763,727
Time, $100,000 and over	19,686,147	18,483,949
Brokered time deposits, less than $100,000	48,934,954	35,180,000
Brokered time deposits, $100,000 and over	495,500	—
Total deposits	$98,857,718	$82,133,117

Interest expense on time deposits greater than $100,000 was $880,410 and $956,633 for the years ended December 31, 2008 and 2007, respectively.

At December 31, 2008 the scheduled maturities of certificates of deposit (including brokered time deposits) are as follows:

2009	$61,344,129
2010	13,005,932
2011	3,193,424
2012	298,282
2013	10,057
$77,851,824

At December 31, 2008, $2.6 million in securities were pledged as collateral for public deposits.

NOTE 6 —SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

At December 31, 2008 and 2007, respectively, the Bank had sold $64,093 and $39,359 of securities under agreements to repurchase with brokers with a weighted rate of 0.50% and 1.88%, respectively, that mature in less than 90 days.  These agreements were secured with approximately $343,000 and $439,000 of investment securities, respectively.  The securities, under agreements to repurchase averaged $358,184 during 2008, with $1,672,772 being the maximum amount outstanding at any month-end.  The average rate paid in 2008 was 2.30%.  The securities, under agreements to repurchase averaged $205,958 during 2007, with $543,529 being the maximum amount outstanding at any month-end.  The average rate paid in 2007 was 3.22%.

NOTE 7 — FEDERAL HOME LOAN BANK ADVANCES

At December 31, 2008 the Bank had $19.0 million of advances from the FHLB.  The Bank utilizes FHLB advances as long-term sources of funding. These advances are secured with approximately $42.5 million of first and second mortgage loans and $1,054,000 of stock in the FHLB.    Listed below is a summary of the terms and maturities of the advances:

Amount	Rate	Maturity	Repricing Date
$3,000,000	0.46%	November 20, 2009	Daily
5,000,000	5.05	June 25, 2012	June 25, 2009
2,000,000	2.36	November 23, 2009	November 23, 2009
4,000,000	2.59	March 31, 2010	March 31, 2010
2,000,000	3.30	May 21, 2010	May 21, 2010
3,000,000	3.69	July 21, 2010	July 21, 2010
$19,000,000	3.12%

At December 31, 2007 the bank had $9.0 million of advances from the FHLB.  These advances were secured with approximately $14.9 million of first and second mortgage loans and $541,400 of stock in the FHLB.    Listed below is a summary of the terms and maturities of the advances:

Amount	Rate	Maturity	Repricing Date
$4,000,000	4.47%	November 21, 2008	November 21, 2008
5,000,000	5.05	June 25, 2012	June 25, 2009
$9,000,000	4.79%

NOTE 8 — UNUSED LINES OF CREDIT

At December 31, 2008, the Bank had unused lines of credit to purchase federal funds for $7.0 million.  The lines of credit are available on a one to fourteen day basis for general corporate purposes of the Bank.  The lenders have reserved the right to withdraw the lines at their option.  The Bank has an additional line of credit with the Federal Home Loan Bank to borrow funds, subject to a pledge of qualified collateral.  At December 31, 2008, the Bank has collateral that would support approximately $5.4 million in additional borrowings.  At December 31, 2008, the Bank was in the process of pledging collateral to the Federal Reserve Bank’s Borrower-in-Custody of Collateral program.  We were notified in January 2009 that our collateral was accepted and our available credit was approximately $10.9 million as of January 15, 2009.

NOTE 9 — INCOME TAXES

The company had no currently taxable income for years ended December 31, 2008 and 2007. The following is a summary of the items that caused recorded income taxes to differ from taxes computed using the statutory tax rate:

	Year Ended December 31,
	2008	2007

Income tax expense (benefit) at federal statutory rate	$(217,689)	$35,936
Change in valuation allowance	31,960	(334,620)
Other	29,974	82,184

Income tax benefit	$(155,755)	$(216,500)

The components of the net deferred tax assets are as follows:
	December 31,
	2008	2007
Deferred tax assets:
Allowance for loan losses	$458,144	$334,367
Net operating loss carry-forward	296,556	242,210
Deferred operational and start-up costs	166,760	194,020
Unrealized gain on investment securities available for sale	(20,975)	(2,869)
Other-than-temporary impairment on non-marketable equity securities	31,960	—
Other	(45,917)	(50,809)
	886,528	716,919
Valuation allowance	(31,960)	—
Net deferred tax asset	$854,568	$716,919

As of December 31, 2008 and 2007, the Company had determined that it is more likely than not that  deferred tax assets, other than the portion related to other-than-temporary impairment, will be recognized in future years.  The other-than-temporary impairment is a capital loss which can only be offset against capital gains.  Management has concluded that it is not more likely than not that the Company will realize capital gains in future years and has recorded a valuation allowance of $31,960. A portion of the change in the net deferred tax asset relates to the increase in the tax effect of the unrealized gain on investment securities available for sale of $18,106.  The remainder of the change in the net deferred tax asset is due to the current period deferred tax benefit of $155,755.  The net deferred tax asset is recorded in other assets in the Company’s consolidated balance sheets.  At December 31, 2008, the Company has federal operating loss carry-forwards of approximately $872,000 that may be used to offset future taxable income and expire beginning in 2025.

The Company has analyzed the tax positions taken or expected to be taken and its tax returns and concluded it has no liability related to uncertain tax positions in accordance with FIN 48.

NOTE 10— RELATED PARTY TRANSACTIONS

On December 31, 2008 and 2007, the Bank had various loans outstanding to directors and officers.  All of these loans were made under normal credit terms and did not involve more than normal risk of collection.  See Note 3 for further details.

NOTE 11 — FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK

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

NOTE 11 — FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK, Continued

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any material condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.  At December 31, 2008, unfunded commitments to extend credit were approximately $16.9 million, of which approximately $1.3 million is at fixed rates and $15.6 million is at variable rates.  The Company evaluates each customer’s credit-worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower.  Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.  The fair value of these off-balance sheet financial instruments is considered immaterial.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

The Bank has a two-year operating lease on its main office facility which began in October 2008.  The monthly rent under the lease amendment is $9,580 through September 30, 2009 and $9,772 from October 1, 2009 through September 30, 2010.  The Bank has two remaining two-year renewal options. The Bank has a ten-year operating lease on a branch facility which began in August 2007.  The monthly rent under the lease is $8,025 through July 2012, and $9,229 from July 31, 2012 through July 31, 2017.  Rent expense of $220,393 and $144,993  was recorded for the years ended December 31, 2008 and 2007, respectively.

Future minimum lease payments under these operating leases are summarized as follows:

For the year ended December 31,
2009	$211,836
2010	184,248
2011	96,300
2012	102,320
2013	110,748
Thereafter	396,847
$1,102,299

As of December 31, 2008, the bank had firm commitments outstanding for capital expenditures in relation to the design and construction of a full service branch on our new site in Simpsonville, South Carolina. We completed construction on this facility in January 2009 with total construction and equipment costs of approximately $1.1 million.

The Board of Directors has approved employment agreements with the president and chief executive officer and the retail banking officer.  The agreements include provisions regarding term, compensation, benefits, annual bonus, incentive program, stock option plan and severance and non-compete upon early termination.

The Bank may become party to litigation and claims in the normal course of business.  As of December 31, 2008, management believes there is no material litigation pending.

NOTE 13 — STOCK COMPENSATION PLANS

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

A summary of the status of the plan and changes for the years ended December 31, 2008 and 2007 is presented below:

	2008			2007
		Weighted	Average		Weighted
		average	Intrinsic		average
	Shares	exercise price	Value	Shares	exercise price

Outstanding at beginning of year	100,017	$10.08		44,650	$10.00
Granted	53,040	10.41		62,850	10.13
Exercised	—	—		-	—
Forfeited or expired	(6,217)			(7,483)
		10.42			10.00
Outstanding at end of year	146,840	10.18	$—	100,017	10.08
Options exercisable at year-end	53,733		$—	24,717
Shares available for grant	113,786			160,609

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2008.  This amount changes based on the fair market value of the Company’s stock.  As of December 31, 2008, the Company’s closing stock price was $10.00 resulting in zero intrinsic value.

Upon completion of the stock offering in 2005, the Company issued warrants to each of its organizers to purchase up to an additional 412,500 shares of common stock at $10.00 per share.  These warrants vested six-months from the date the Bank opened for business, or May 16, 2005, and they are exercisable in whole or in part until May 16, 2015.  No warrants have been exercised.  During 2008, 50,000 warrants were forfeited when the board terms for two directors expired.

Compensation expense related to stock options granted was $168,660 and $108,000 for the years ended December 31, 2008 and 2007, respectively.  The weighted average fair value per share of options granted in 2008 and 2007 amounted to $3.99 and $4.24, respectively.  The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used:  expected volatility of 28% for 2008 and 2007, weighted average risk-free interest rate of 3.15% and 4.43%, respectively, and an expected life of seven and a half years.

NOTE 14 — EMPLOYEE BENEFIT PLAN

The Bank maintains an employee benefit plan for all eligible employees of the Bank under the provisions of Internal Revenue Code Section 401(k).  The Independence National Bank 401(k) Profit Sharing Plan (the “Plan”), adopted in 2005, allows for employee contributions.  Upon annual approval of the Board of Directors, the Company also matches 50% (increased from 25% effective January 1, 2008) of employee contributions up to a maximum of 6% of annual compensation.  A total of $29,594 and $14,070 was charged to operations in 2008 and 2007, respectively, for the Company’s matching contribution.  Employees are immediately vested in their contributions to the Plan and become fully vested in the employer matching contribution after six years of service.

NOTE 15 — REGULATORY MATTERS

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

As of December 31, 2008, the most recent notification from the Bank’s primary regulator categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events that management believes have changed the Bank’s category.

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at December 31, 2008 and 2007.

			For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Actual		Minimum		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2008
Total Capital (to risk weighted assets)	$16,526,000	12.9%	$10,253,000	8.0%	$12,816,000	10.0%
Tier 1 Capital (to risk weighted assets)	14,924,000	11.6	5,126,000	4.0	7,689,000	6.0
Tier 1 Capital (to average assets)	14,924,000	11.1	5,368,000	4.0	6,710,000	5.0

As of December 31, 2007
Total Capital (to risk weighted assets)	$17,096,000	15.5%	$8,820,000	8.0%	$11,025,000	10.0%
Tier 1 Capital (to risk weighted assets)	15,813,000	14.3	4,410,000	4.0	6,615,000	6.0
Tier 1 Capital (to average assets)	15,813,000	14.7	4,306,000	4.0	5,383,000	5.0

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

NOTE 17 — FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Fair value approximates carrying value for the following financial instruments due to the short-term nature of the instrument:  cash and due from banks, federal funds sold, and securities sold under agreements to repurchase.

Investment securities are valued using quoted market prices.

No ready market exists for non-marketable equity securities, and they have no quoted market value.  However, redemption of these stocks has historically been at par value.  Accordingly, the carrying amounts are deemed to be a reasonable estimate of fair value.

Fair value of loans is based on the discounted present value of the estimated future cash flows.  Discount rates used in these computations approximate the rates currently offered for similar loans of comparable terms and credit quality.

Fair value for demand deposit accounts and interest bearing accounts with no fixed maturity date is equal to the carrying value.  Certificate of deposit accounts with a maturity within one year are valued at their carrying value.  The fair value of certificate of deposit accounts with a maturity after one year are estimated by discounting cash flows from expected maturities using current interest rates on similar instruments.

The Company has used management’s best estimate of fair value based on the above assumptions.  Thus, the fair values presented may not be the amounts that could be realized in an immediate sale or settlement of the instrument.  In addition, any income taxes or other expenses, which would be incurred in an actual sale or settlement, are not taken into consideration in the fair value presented.

NOTE 17 — FAIR VALUE OF FINANCIAL INSTRUMENTS, Continued

The estimated fair values of the Company’s financial instruments at December 31, 2008 and 2007 are as follows:

	2008		2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and due from banks	$1,724,886	$1,724,886	$813,663	$813,663
Federal funds sold	2,393,000	2,393,000	1,804,000	1,804,000
Investment securities available for sale	4,484,486	4,484,486	5,162,355	5,162,355
Non-marketable equity securities	1,599,804	1,599,804	1,017,600	1,017,600
Loans, net	121,835,777	106,952,831	97,607,879	97,571,870

Financial Liabilities:
Deposits	98,857,718	99,340,825	82,133,117	82,273,026
Federal Home Loan Bank advances	19,000,000	19,781,569	9,000,000	9,245,873
Securities sold under agreements to repurchase	64,093	64,093	39,359	39,359

NOTE 18 — PARENT COMPANY FINANCIAL INFORMATION

Following is condensed financial information of Independence Bancshares, Inc. (parent company only):

Condensed Balance Sheets

	December 31,
	2008	2007
Assets
Cash and cash equivalents	$2,536,038	$2,536,038
Investment in subsidiary	16,172,694	16,453,395

	$18,708,732	$18,989,433

Liabilities and Shareholders’ Equity
Shareholders’ equity	$18,708,732	$18,989,433

Total liabilities and shareholders’ equity	$18,708,732	$18,989,433

Condensed Statements of Operations

	Year Ended December 31,
	2008	2007
Equity in undistributed net income (loss) of subsidiary	$(484,506)	$322,193

Net income (loss)	$(484,506)	$322,193

NOTE 18 — PARENT COMPANY FINANCIAL INFORMATION, Continued

Condensed Statements of Cash Flows

	Year Ended December 31,
	2008	2007
Operating activities
Net income (loss)	$(484,506)	$322,193
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in undistributed net income of subsidiary	484,506	(322,193)

Net cash provided by operating activities	—	—

Net increase in cash and cash equivalents	—	—

Cash and cash equivalents, beginning of year	2,536,038	2,536,038

Cash and cash equivalents, end of year	$2,536,038	$2,536,038

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2008.  There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management’s Annual Report on Internal Controls Over Financial Reporting

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2008 based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929.  Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

PART III

Item 10.  Directors, Executive Officers, Promoters and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference from our proxy statement for our 2009 annual meeting of shareholders to be held on May 14, 2009.

Item 11.  Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from our proxy statement for our 2009 annual meeting of shareholders to be held on May 14, 2009.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth equity compensation plan information at December 31, 2008.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (c) (excluding securities reflected in column(a))

Equity compensation plans approved by security holders (1)	146,840	$10.18	113,786

Equity compensation plans not approved by security holders (2)	362,500	$10.00	—
Total	509,340	$10.05	113,786

(1)           At our annual meeting of shareholders held on May 16, 2006 shareholders approved the Independence Bancshares, Inc. 2005 Stock Incentive Plan.  The 260,626 of shares of common stock available for issuance under the plan will automatically increase each time we issue additional shares so that it continues to equal 12.5% of our total outstanding shares.

(2)           Each of our organizers received, for no additional consideration, a warrant to purchase one share of common stock for $10.00 per share for each share purchased during our initial public offering up to a maximum of 25,000 warrants.  The warrants are represented by separate warrant agreements.  The warrants vested six months from the date our Bank opened for business, or May 16, 2005, and they are exercisable in whole or in part until May 16, 2015.  The warrants may not be assigned, pledged, or hypothecated in any way.  The 362,500 of shares issued pursuant to the exercise of such warrants are transferable, subject to compliance with applicable securities laws.  If the South Carolina Board of Financial Institutions or the FDIC issues a capital directive or other order requiring the Bank to obtain additional capital, the warrants will be forfeited, if not immediately exercised.

The additional information required by this Item 12 is hereby incorporated by reference from our proxy statement for our 2009 annual meeting of shareholders to be held on May 14, 2009.

Item 13.  Certain Relationships and Related Transactions.

The information required by Item 13 is hereby incorporated by reference from our proxy statement for our 2009 annual meeting of shareholders to be held on May 14, 2009.

Item 14.  Principal Accounting Fees and Services.

The information required by Item 14 is hereby incorporated by reference from our proxy statement for our 2009 annual meeting of shareholders to be held on May 14, 2009.

Item 15.  Exhibits.

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

10.8	Form of Sales Agency Agreement between Independence Bancshares, Inc. and FIG Partners, L.L.C. (incorporated by reference to Exhibit 10.8 of the Company’s Form SB-2, File No. 333-121485).

10.9	Stock Warrant Agreement between Lawrence R. Miller and the Company dated May 16, 2005 (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-QSB for the period ended June 30, 2005).*

10.10	Amendment No. 1 to the Independence Bancshares, Inc. 2005 Stock Incentive Plan (incorporated by reference to the Company’s Form 10-Q for the period ended September 30, 2008).*

10.11	Amended and Restated Employment Agreement between Independence Bancshares, Inc. and Larry Miller dated December 10, 2008.

10.12	Amended and Restated Employment Agreement between Independence Bancshares, Inc. and Schaefer M. Carpenter dated December 10, 2008.

21.1	Subsidiaries of the Company.

23.1	Consent of Elliott Davis, LLC.

24.1	Power of Attorney (filed as part of the signature page herewith).

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

*	Management contract of compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.

SIGNATURES

                In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENCE BANCSHARES, INC.

Dated: March 25, 2009	By:	/s/ Lawrence R. Miller
Lawrence R. Miller
Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Lawrence R. Miller, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert M. Austell	Director	March 25, 2009
Robert M. Austell

/s/ John W. Burnett	Director	March 25, 2009
John W. Burnett

/s/ Billy J. Coleman	Director	March 25, 2009
Billy J. Coleman

/s/ Jose De Ocampo	Director	March 25, 2009
Jose De Ocampo

/s/ H. Neel Hipp, Jr.	Director	March 25, 2009
H. Neel Hipp, Jr.

/s/ James D. King	Director	March 25, 2009
James D. King

/s/ William R. Mathis	Director	March 25, 2009
William R. Mathis

/s/A. Alexander McLean	Director	March 25, 2009
A. Alexander Mclean

/s/ Lawrence R. Miller	Chief Executive Officer, Director	March 25, 2009
Lawrence R. Miller

	Director	March 25, 2009
Sudhirkumar C. Patel

/s/ Hasmukh P. Rama	Director	March 25, 2009
Hasmukh P. Rama

/s/Donald H. Rex, Jr.	Director	March 25, 2009
Donald H. Rex, Jr.

/s/ W. Ray Samuels	Director	March 25, 2009
W. Ray Samuels

/s/ Katie N. Tuttle	Chief Financial Officer	March 25, 2009
Katie N. Tuttle

/s/ Charles D. Walters	Director	March 25, 2009
Charles D. Walters

/s/ Roger W. Walters	Director	March 25, 2009
Roger W. Walters

/s/ Vivian A. Wong	Director	March 25, 2009
Vivian A. Wong

EXHIBIT INDEX

Exhibit	Description

3.1.	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form SB-2, File No. 333-121485).

3.2.	Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Form SB-2, File No. 333-121485).

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

10.8	Form of Sales Agency Agreement between Independence Bancshares, Inc. and FIG Partners, L.L.C. (incorporated by reference to Exhibit 10.8 of the Company’s Form SB-2, File No. 333-121485).

10.9	Stock Warrant Agreement between Lawrence R. Miller and the Company dated May 16, 2005 (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-QSB for the period ended June 30, 2005).*

10.10	Amendment No. 1 to the Independence Bancshares, Inc. 2005 Stock Incentive Plan (incorporated by reference to the Company’s Form 10-Q for the period ended September 30, 2008).*

10.11	Amended and Restated Employment Agreement between Independence Bancshares, Inc. and Larry Miller dated December 10, 2008.

10.12	Amended and Restated Employment Agreement between Independence Bancshares, Inc. and Schaefer M. Carpenter dated December 10, 2008.

21.1	Subsidiaries of the Company.

23.1	Consent of Elliott Davis, LLC.

24.1	Power of Attorney (filed as part of the signature page herewith).

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

*	Management contract of compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.