Form 10-Q
period 2009-03-31
Independence Bancshares, Inc.
filed 2009-05-07
CIK 1311828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                   to

Commission File No. 000-51907

INDEPENDENCE BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

South Carolina	20-1734180
(State or other jurisdiction	(I.R.S. Employer
of incorporation)	Identification No.)

500 East Washington Street

Greenville, South Carolina 29601

(Address of principal executive offices)

(864) 672-1776

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated ☐	Smaller reporting company ☒
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,085,010 shares of common stock, $.01 par value per share, were issued and outstanding as of May 1, 2009.

Independence Bancshares, Inc.

Part I - Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets

	March 31, 2009	December 31, 2008
	(unaudited)	(audited)
Assets
Cash and due from banks	$11,717,046	$1,724,886
Federal funds sold	—	2,393,000
Investment securities available for sale	4,336,653	4,484,486
Non-marketable equity securities	1,586,900	1,599,804
Loans, net of allowance for loan losses of $1,701,977 and $1,611,977, respectively	117,216,589	121,835,777
Accrued interest receivable	395,120	433,854
Property and equipment, net	3,765,184	3,348,042
Other assets	1,328,983	1,070,122

Total assets	$140,346,475	$136,889,971

Liabilities
Deposits:
Noninterest bearing	$4,194,341	$4,708,170
Interest bearing	98,321,469	94,149,548
Total deposits	102,515,810	98,857,718

Borrowings	19,181,611	19,064,093
Accrued interest payable	126,206	131,201
Accounts payable and accrued expenses	133,415	128,227

Total liabilities	121,957,042	118,181,239

Commitments and contingencies

Shareholders’ equity
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued	—	—
Common stock, par value $.01 per share; 10,000,000 shares authorized; 2,085,010 shares issued and outstanding	20,850	20,850
Additional paid-in capital	20,883,735	20,840,248
Accumulated other comprehensive income	46,574	40,715
Accumulated deficit	(2,561,726)	(2,193,081)

Total shareholders’ equity	18,389,433	18,708,732

Total liabilities and shareholders’ equity	$140,346,475	$136,889,971

The accompanying notes are an integral part of these consolidated financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2009	2008
Interest income
Loans	$1,397,971	$1,800,408
Investment securities	47,166	57,884
Federal funds sold and other	7,565	48,988
Total interest income	1,452,702	1,907,280

Interest expense
Deposits	749,972	948,543
Borrowings	148,309	109,710
Total interest expense	898,281	1,058,253

Net interest income	554,421	849,027

Provision for loan losses	90,000	164,000

Net interest income after provision for loan losses	464,421	685,027

Noninterest income	8,724	16,745

Noninterest expenses
Compensation and benefits	535,681	515,908
Professional fees	65,068	54,130
Marketing	33,370	56,548
Insurance	88,918	32,280
Occupancy and equipment	128,186	151,899
Data processing and related costs	87,233	78,270
Telephone and supplies	22,254	18,408
Other	32,930	39,195
Total noninterest expenses	993,640	946,638

Loss before income tax benefit	(520,495)	(244,866)

Income tax benefit	151,850	82,900

Net loss	$(368,645)	$(161,966)

Loss per common share – basic and diluted	$(0.18)	$(0.08)

Weighted average common shares outstanding – basic and diluted	2,085,010	2,085,010

The accompanying notes are an integral part of these consolidated financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Changes

In Shareholders’ Equity and Comprehensive Income (Loss)

(unaudited)

				Accumulated
				other
	Common stock		Additional	comprehensive	Accumulated
	Shares	Amount	paid-in capital	income	deficit	Total

December 31, 2007	2,085,010	$20,850	$20,671,588	$5,570	$(1,708,575)	$18,989,433
Compensation expense related to stock options granted	—	—	40,650	—	—	40,650
Net loss	—	—	—	—	(161,966)	(161,966)
Unrealized gain on investment securities available for sale, net of tax	—	—	—	43,578	—	43,578
Total comprehensive loss	—	—	—	—	—	(118,388)
March 31, 2008	2,085,010	$20,850	$20,712,238	$49,148	$(1,870,541)	$18,911,695

December 31, 2008	2,085,010	$20,850	$20,840,248	$40,715	$(2,193,081)	$18,708,732
Compensation expense related to stock options granted	—	—	43,487	—	—	43,487
Net loss	—	—	—	—	(368,645)	(368,645)
Unrealized gain on investment securities available for sale, net of tax	—	—	—	5,859	—	5,859
Total comprehensive loss	—	—	—	—	—	(362,786)
March 31, 2009	2,085,010	$20,850	$20,883,735	$46,574	$(2,561,726)	$18,389,433

The accompanying notes are an integral part of these consolidated financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2009	2008
Operating activities
Net loss	$(368,645)	$(161,966)
Adjustments to reconcile net loss to cash used in operating activities
Provision for loan losses	90,000	164,000
Depreciation	36,180	63,351
Amortization of investment securities discounts, net	538	734
Compensation expense related to stock options granted	43,487	40,650
Other-than-temporary impairment on non-marketable equity securities	60,404	—
Increase in other assets, net	(223,145)	(116,816)
Increase (decrease) in other liabilities, net	193	(94,030)
Net cash used in operating activities	(360,988)	(104,077)

Investing activities
Repayments (originations) of loans, net	4,529,188	(12,618,492)
Purchase of investment securities available for sale	(1,000,000)	—
Maturity of investment securities available for sale	1,000,000	—
Repayments of investment securities available for sale	156,172	137,531
Purchase of non-marketable equity securities, net	(47,500)	(62,600)
Purchase of property and equipment, net	(453,322)	(43,155)
Net cash provided by (used in) investing activities	4,184,538	(12,586,716)

Financing activities
Increase in deposits, net	3,658,092	8,338,480
Increase in borrowings	117,518	4,172,640
Net cash provided by financing activities	3,775,610	12,511,120

Net increase (decrease) in cash and cash equivalents	7,599,160	(179,673)

Cash and cash equivalents at beginning of the period	4,117,886	2,617,663

Cash and cash equivalents at end of the period	$11,717,046	$2,437,990

Supplemental information:
Cash paid for
Interest	$903,276	$1,046,456
Income taxes	$—	$14,499
Schedule of non-cash transactions
Change in unrealized gain on securities, net of tax	$5,859	$43,578

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for 2008 as filed with the Securities and Exchange Commission.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of these policies is included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2008.  For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for 2008 as filed with the Securities and Exchange Commission.  Accounting standards that have been issued or proposed by the Financial Accounting Standards Board that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Cash and Cash Equivalents - For purposes of reporting cash flows, cash and cash equivalents include cash, amounts due from banks and federal funds sold.  Generally, federal funds are sold for one-day periods.  In February 2009 the Bank discontinued the use of the federal funds sold program offered through its primary correspondent bank due to the historically low rate earned on federal funds sold.  All cash balances maintained at the Bank’s primary correspondent bank earn 0.25% and are fully insured deposits under the Federal Deposit Insurance Corporation (the “FDIC”) Temporary Liquidity Guarantee Program (the “TLGP”).

Loss per Share - Basic loss per share represents net loss divided by the weighted-average number of common shares outstanding during the period.  Dilutive loss per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued.  Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method.  For the three month periods ended March 31, 2009 and 2008, as a result of the Company’s net loss, all of the potential common shares were considered anti-dilutive.

Fair Value Measurements - Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which provides a framework for measuring and disclosing fair value under generally accepted accounting principles.  SFAS 157 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available-for-sale investment securities) or on a nonrecurring basis (for example, impaired loans).

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

The Company is predominantly an asset based lender with real estate serving as collateral on approximately 82% of loans.  Loans which are deemed to be impaired are valued on a nonrecurring basis at the lower of cost or market value of the underlying real estate collateral.  Such market values are generally obtained using independent appraisals, which the Company considers to be level 2 inputs (other observable inputs).  The aggregate carrying amount, net of specific reserves, of impaired loans at March 31, 2009 was $3.7 million.

Available-for-sale investment securities ($4,336,653 at March 31, 2009) are the only assets whose fair values are measured on a recurring basis using Level 2 inputs (other observable inputs).

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

At March 31, 2009, the investment portfolio included an unrealized gain of approximately $71,000. At March 31, 2009 the investment portfolio included no securities in a loss position.

NOTE 4 – OTHER-THAN-TEMPORARY IMPAIRMENT

On May 1, 2009, Silverton Bank, N.A. the Bank’s primary correspondent bank, was closed by the Office of the Comptroller of the Currency and the FDIC was named Receiver.  The FDIC created a bridge bank to take over the operations of Silverton Bank, N.A.  The newly created bank is Silverton Bridge Bank, N.A.  The creation of the bridge bank allows its client banks to transition their correspondent banking needs to other providers with the least amount of disruptions.  Silverton Bridge Bank N.A. will continue to operate business as usual through July 29, 2009.  As a result of this announcement, it is highly unlikely that we will recover any portion of our investment in the stock of Silverton Bank, N.A.’s holding company, Silverton Financial Services, Inc.  Accordingly, the Bank recorded an other-than-temporary impairment charge of $60,404 which is included as an offset to noninterest income in the consolidated statements of operations.  The Bank’s original cost basis in the stock was $154,404, and the Bank recorded an other-than-temporary impairment charge of $94,000 as of December 31, 2008.  These two impairment charges have brought the carrying value of our investment to zero as of March 31, 2009.

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

These risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on our company.  During 2008, the capital and credit markets experienced extended volatility and disruption. In the last 180 days, the volatility and disruption have reached unprecedented levels.  There can be no assurance that these unprecedented recent developments will not materially and adversely affect our business, financial condition and results of operations.

All forward-looking statements in this report are based on information available to us as of the date of this report.  We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and with general practices within the banking industry in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to our audited consolidated financial statements as of December 31, 2008, as filed on our Annual Report on Form 10-K.

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

Overview

The following discussion describes our results of operations for the three month periods ended March 31, 2009 and 2008 and also analyzes our financial condition as of March 31, 2009.

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

In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers.  We describe the various components of this noninterest income, as well as our noninterest expenses, in the following discussion.

Markets in the United States and elsewhere have experienced extreme volatility and disruption for more than 12 months.  These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence.  Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans.  Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions.  Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance.   In response to the challenges facing the financial services sector, several regulatory and governmental actions have recently been announced including:

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

•                  On October 14, 2008, the U.S. Treasury announced the creation of a new program, the Capital Purchase Program, that encourages and allows financial institutions to build capital through the sale of senior preferred shares to the U.S. Treasury on terms that are non-negotiable;

•                  On October 14, 2008, the FDIC announced the creation of the TLGP, which seeks to strengthen confidence and encourage liquidity in the banking system.  The TLGP has two primary components that are available on a voluntary basis to financial institutions:

•                  Guarantee of newly-issued senior unsecured debt; the guarantee would apply to new debt issued on or before June 30, 2009 and would provide protection until June 30, 2012; issuers electing to participate would pay a 75 basis point fee for the guarantee;

•                  Unlimited deposit insurance for non-interest bearing deposit transaction accounts; financial institutions electing to participate will pay a 10 basis point premium in addition to the insurance premiums paid for standard deposit insurance.

•                  On February 17, 2009, the American Recovery and Reinvestment Act (the “Recovery Act”) was signed into law in an effort to, among other things, create jobs and stimulate growth in the United States economy.  The Recovery Act specifies appropriations of approximately $787 billion for a wide range of Federal programs and will increase or extend certain benefits payable under the Medicaid, unemployment compensation, and nutrition assistance programs.  The Recovery Act also reduces individual and corporate income tax collections and makes a variety of other changes to tax laws.  The Recovery Act also imposes certain limitations on compensation paid by participants in the U.S. Treasury’s Troubled Asset Relief Program (“TARP”).

•                  On March 23, 2009, the U.S. Treasury, in conjunction with the FDIC and the Federal Reserve, announced the Public-Private Partnership Investment Program for Legacy Assets which consists of two separate plans, addressing two distinct asset groups:

•                  The Legacy Loan Program, which the primary purpose will be to facilitate the sale of troubled mortgage loans by eligible institutions, which include FDIC-insured federal or state banks and savings associations. Eligible assets may not be strictly limited to loans; however, what constitutes an eligible asset will be determined by participating Banks, their primary regulators, the FDIC and the U.S. Treasury. Additionally, the Loan Program’s requirements and structure will be subject to notice and comment rulemaking, which may take some time to complete.

•                  The Securities Program, which will be administered by the U.S. Treasury, involves the creation of public-private investment funds to target investments in eligible residential mortgage-backed securities and commercial mortgage-backed securities issued before 2009 that originally were rated AAA or the equivalent by two or more nationally recognized statistical rating organizations, without regard to rating enhancements (collectively, “Legacy Securities”). Legacy Securities must be directly secured by actual mortgage loans, leases or other assets, and may be purchased only from financial institutions that meet TARP eligibility requirements.

We will participate in both components of the TLGP; however, we do not expect to issue unsecured debt before the termination of that component of the TLGP.  As a result of the enhancements to deposit insurance protection and the expectation that there will be demands on the FDIC’s deposit insurance fund, our deposit insurance costs have increased and will continue to increase significantly throughout 2009.  We are evaluating whether to participate in the TARP Capital Purchase Program.  Regardless of our participation, governmental intervention and new regulations under these programs could materially and adversely affect our business, financial condition and results of operations.  The following discussion and analysis describes our performance in this challenging economic environment.

Results of Operations

Three months ended March 31, 2009 and 2008

We incurred a net loss of $368,645, or $0.18 per diluted share, for the quarter ended March 31, 2009 compared to a net loss of $161,966, or $0.08 per diluted share, for the quarter ended March 31, 2008, a difference of $206,679.  As described below, the increase in net loss is primarily due to a decrease in net interest income, discussed in greater detail below, an other-than-temporary impairment, an increase in noninterest expenses due to the opening of a new branch in February 2009 and increased FDIC insurance premiums.

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities.  We derived these yields by dividing annualized income or expense by the average balance of the corresponding assets or liabilities.  We derived average balances from the daily balances throughout the periods indicated.  The net amount of capitalized loan fees are amortized into interest income on loans.

	For the Three Months Ended March 31,
	2009			2008
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

Federal funds sold and other	$2,508,876	$7,565	1.22%	$5,426,170	$48,988	3.63%
Investment securities (1)	4,199,532	47,166	4.55	5,091,918	57,884	4.57
Loans (2)	121,565,386	1,397,971	4.66	100,781,895	1,800,408	7.19
Total interest-earning assets	$128,273,794	$1,452,702	4.59%	$111,299,983	$1,907,280	6.89%

NOW accounts	$5,290,470	$8,242	0.63%	$3,459,035	$17,398	2.02%
Savings & money market	12,375,603	58,984	1.93	11,430,889	94,246	3.32
Time deposits (excluding brokered time deposits)	29,568,094	254,293	3.49	31,534,062	391,013	4.99
Brokered time deposits	49,344,168	428,453	3.52	36,217,935	445,886	4.95
Total interest-bearing deposits	96,578,335	749,972	3.15	82,641,921	948,543	4.62
Borrowings	19,222,314	148,309	3.13	9,187,132	109,710	4.80
Total interest-bearing liabilities	$115,800,649	$898,281	3.15%	$91,829,053	$1,058,253	4.63%

Net interest spread			1.44%			2.26%
Net interest income/ margin		$554,421	1.75%		$849,027	3.07%

(1)                                  The average balances for investment securities exclude the unrealized gain recorded for available for sale securities.

(2)                                  Nonaccrual loans are included in average balances for yield computations.

For the three months ended March 31, 2009, we recognized $1.5 million in interest income and $898,281 in interest expense, resulting in net interest income of $554,421, a decrease of $294,606, or 35%, over the same period in 2008, despite an increase in our average earning assets during this period.  Average earning assets increased to $128.3 million for the three months ended March 31, 2009 from $111.3 million for the three months ended March 31, 2008, an increase of $17.0 million, or 15%.  Average interest bearing liabilities increased to $115.8 million for the three months ended March 31, 2009 from $91.8 million for the three months ended March 31, 2008, an increase of $24.0 million, or 26%.  Net interest margin, calculated as annualized net interest income divided by average earning assets, decreased from 3.07% for the quarter ended March 31, 2008 to 1.75% for the quarter ended March 31, 2009, primarily due to a decrease in yield on earning assets from 6.89% to 4.59% between periods due to significant rate decreases initiated by the Federal Reserve Board during 2008.   This decrease was slightly offset by a lesser decrease in cost of funds from 4.63% to 3.15% between periods due to the mix of liabilities and the timing of their repricing.

Provision for loan losses was $90,000 for the quarter ended March 31, 2009 representing a decrease of $74,000, or 45%, compared to the expense of $164,000 for the quarter ended March 31, 2008.  This decrease in provision expense is due to net repayments of loans during the current quarter compared to net loan originations in the comparable quarter in 2008 which was offset by an increase in impaired loans between comparable quarters.  The provision for loan losses is discussed further below under “Provision and Allowance for Loan Losses”.

For the three months ended March 31, 2009, noninterest income was $8,724 compared to $16,745 for the three months ended March 31, 2008, a decrease of $8,021, or 48%, between comparable periods.  Mortgage origination income increased approximately $47,000 between periods; however, this increase was offset by the other-than-temporary impairment on non-marketable equity securities of $60,404 discussed in Note 4.  Noninterest income for the three months ended March 31, 2009 and 2008 was derived from service charges on deposits, customer service fees, rental income, and mortgage origination income.

During the current quarter, we incurred noninterest expenses of $993,640, compared to noninterest expenses of $946,638 for the quarter ended March 31, 2008, an increase of $47,002, or 5%.  This increase of noninterest expenses for the three month period ended March 31, 2009 primarily resulted from an increase of $56,638 in insurance expense compared to the quarter ended March 31, 2008, primarily due to increased FDIC insurance premium assessments.  Compensation and benefits expense increased $19,773 due to the addition of the Simpsonville branch in February 2009.  There were also small increases in data processing and related costs, and telephone and supplies due to the opening of the new branch.  Marketing expenses decreased $23,178 in the current quarter compared to the prior year comparable quarter as a result of more focused marketing efforts.

Income tax benefit for the quarter ended March 31, 2009 was $151,850 compared to $82,900 for the quarter ended March 31, 2008.  The income tax benefit for the quarters ended March 31, 2009 and 2008 is based on our estimated effective tax rate.  The increase in income tax benefit is a result of the increase in net loss between periods.  We recorded an additional valuation allowance of $20,537 against our deferred tax assets related to the other-than-temporary impairment as this is a capital loss which can only be offset against capital gains.

Assets and Liabilities

General

Total assets as of March 31, 2009 were $140.3 million, representing an increase of $3.5 million, or 3%, compared to December 31, 2008.  The increase in assets is due to an increase in cash and cash equivalents of $7.6 million which was the result of $4.5 million of net loan payoffs and an increase in deposits of $3.7 million during the quarter.  At March 31, 2009, our total assets consisted principally of $11.7 million in cash and due from banks, $4.3 million in investment securities, $117.2 million in net loans, and $3.8 million in property and equipment.  Our management closely monitors and seeks to maintain appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and demand.

Liabilities at March 31, 2009 totaled $122.0 million, representing an increase of $3.8 million, or 3%, compared to December 31, 2008, and consisted principally of $102.5 million in deposits and $19.2 million in borrowings.  Our borrowings consisted of Federal Home Loan Bank (“FHLB”) Advances and customer repurchase agreements.  At March 31, 2009, shareholders’ equity was $18.4 million compared to $18.7 million at December 31, 2008. The decrease in shareholders’ equity was primarily due to the net loss of $368,645 for the quarter ended March 31, 2009.

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, we invest a substantial percentage of our earning assets in our loan portfolio.  At March 31, 2009, our gross loan portfolio consisted primarily of $73.2 million of commercial real estate loans, $19.9 million of commercial business loans, and $26.0 million of consumer and home equity loans. Our current loan portfolio composition is not materially different that the loan portfolio composition disclosed in the footnotes to the consolidated financial statements included in our Annual Report on Form 10-K for 2008 as filed with the SEC.  We experienced net payoffs of $4.5 million during the quarter ended March 31, 2009 due to careful consideration of liquidity needs and credit risk management.

We discontinue accrual of interest on a loan when we conclude it is doubtful that we will be able to collect interest from the borrower.  We reach this conclusion by taking into account factors such as the borrower’s financial condition, economic and business conditions, and the results of our previous collection efforts.  Generally, we place a delinquent loan in non-accrual status when the loan becomes 90 days or more past due.  When we place a loan in non-accrual status, we reverse all interest which has been accrued on the loan but remains unpaid and deduct this interest from earnings as a reduction of reported interest income.  We do not accrue any additional interest on the loan balance until we conclude the collection of both principal and interest is reasonably certain. We had approximately $2.4 million and $394,950 in non-accrual loans at March 31, 2009 and December 31, 2008, respectively.  This increase between periods is due to several new loans which were changed to non-accrual status as a result of a review of these relationships, their payment history and the current economic environment.  Non-accrual loans represented 2.02% of gross loans at March 31, 2009.  We continue to carefully monitor each of these loans and have established specific reserves as warranted based on a review of the underlying collateral of each loan as well as the financial condition of each borrower.

At March 31, 2009, we had $3.7 million of loans that were considered impaired with specific reserves of approximately $200,000 allocated in the allowance for loan losses.  At March 31, 2009, we were not aware of any potential problem loans that were not already considered for impairment or categorized as impaired or non-accrual.

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations.  The allowance for loan losses for the three months ended March 31, 2009 and 2008 is presented below:

	Three Months Ended March 31,
	2009	2008
Balance at beginning of the period	$1,611,977	$1,283,491
Provision for loan losses	90,000	164,000
Loans charged-off	—	—
Recoveries of loans previously charged-off	—	—
Balance at end of the period	$1,701,977	$1,447,491

As of March 31, 2009, the allowance for loan losses was $1.7 million, or 1.43% of gross loans, compared to $1.6 million, or 1.31% of gross loans as of December 31, 2008.  Provision for loan losses was $90,000 for the quarter ended March 31, 2009, a decrease of $74,000, or 45%, compared to the expense of $164,000 for the quarter ended March 31, 2008.  This decrease in provision expense is due to net repayments in loans during the current quarter compared to net loan originations in the comparable quarter in 2008 which was offset by an increase in impaired loans between comparable quarters.

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

Deposits

Our primary source of funds for loans and investments is our deposits.  At March 31, 2009, we had $102.5 million in deposits, representing an increase of $3.7 million, or 4%, compared to December 31, 2008.  Deposits at March 31, 2009 consisted primarily of $10.5 million in demand deposit accounts, $13.1 million in money market accounts and $78.7 million in time deposits.  During the fourth quarter of 2006, we began obtaining deposits outside of our local market area in the form of brokered time deposits.  Due to the interest rate environment in our market, as well as strong competition from other banking and financial services companies in gathering deposits, brokered time deposits allow us to obtain funding in order to support loan growth.  At March 31, 2009, we had $47.3 million in brokered time deposits, a decrease of $2.1 million compared to December 31, 2008.  We are seeking to reduce our reliance on brokered time deposits and other noncore funding sources, while focusing our efforts to gather core deposits in our local market.

Borrowings

We use borrowings to fund growth of earning assets in excess of deposit growth.  Borrowings totaled $19.2 million at March 31, 2009, compared to $19.1 million at December 31, 2008.  FHLB Advances accounted for $19.0 million of total borrowings.  These advances are secured with approximately $42.2 million of first and second mortgage loans and $1.1 million of stock in the FHLB.    The remaining balance in borrowings represents customer repurchase agreements.

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of liabilities.  We manage both assets and liabilities to achieve appropriate levels of liquidity.  Cash and short-term investments are our primary sources of asset liquidity.  These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans.  The investment portfolio is our principal source of secondary asset liquidity.  However, the availability of this source of funds is influenced by market conditions and pledging agreements.  Individual and commercial deposits, brokered deposits and borrowings are our primary source of funds for credit activities.  We maintain federal funds purchased lines of credit with correspondent banks totaling $7.0 million.  Of that total availability, $5 million represents a federal funds purchased line of credit with Silverton Bank, N.A., which was closed by the OCC and the FDIC named Receiver on May 1, 2009.  This line of credit will remain outstanding through the end of July, 2009, and we will seek to obtain a new federal funds line of credit as part of the establishment of a new correspondent banking relationship.  We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made for leverage purposes, if so desired, in an amount up to 20% of the total assets of the Bank.  We also pledge collateral to the Federal Reserve Bank’s Borrower-in-Custody of Collateral program, and our available credit under this program was approximately $11.8 million as of March 31, 2009.  As brokered deposits or advances mature in 2009, we intend to replace these funds with new brokered deposits or advances to the extent necessary after considering core deposit growth, although overall we will seek to reduce our reliance on brokered time deposits and other noncore funding sources.  We believe our liquidity sources are adequate to meet our operating needs. The level of liquidity is measured by the cash, cash equivalents, and investment securities available for sale to total assets ratio, which was at 11.44% at March 31, 2009.  Our liquidity ratio has increased during the quarter from 6.28% as of December 31, 2008 as a result of net loan payoffs and an increase in retail deposits offset by a decrease in brokered time deposits.  We carefully focused on liquidity management during the first quarter of 2009.  We will continue to reduce brokered time deposits as cash balances, retail deposit growth and operating needs allow.  In February 2009 we discontinued the use of the federal funds sold program offered through our primary correspondent bank due to the historically low rate currently earned on federal funds sold.  All cash balances maintained at our primary correspondent bank earn 0.25% and are fully insured deposits under the TLGP.

Impact of Off-Balance Sheet Instruments

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities.  These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2009, we had issued commitments to extend credit of $14.5 million through various types of lending arrangements.  We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.  Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.  We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Commitments and Contingencies

As of March 31, 2009, there were no significant firm commitments outstanding for capital expenditures.

Capital Resources

Total shareholders’ equity decreased to $18.4 million at March 31, 2009 from $18.7 million at December 31, 2008, primarily due to our net loss for the three months of $368,645. We believe that our capital is sufficient to fund the activities of the Bank’s operations and that the rate of asset growth will not negatively impact the capital base.

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

The Bank is also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio.  Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%.  All others are subject to maintaining ratios 1% to 2% above the minimum.  The Bank exceeded its minimum regulatory capital ratios as of March 31, 2009, as well as the ratios to be considered “well capitalized.”

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at March 31, 2009.

(Dollars in thousands)

	Actual		Well Capitalized Requirement		Adequately Capitalized Requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets	$15,948	12.86%	$12,404	10.0%	$9,923	8.0%
Tier 1 capital to risk weighted assets	$14,396	11.61%	$7,442	6.0%	$4,962	4.0%
Tier 1 capital to average assets	$14,396	10.45%	$6,885	5.0%	$5,508	4.0%

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2009.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Not applicable

Item 3. Default Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

On May 4, 2009, we entered into an employment agreement with our Chief Financial Officer, Katie N. Tuttle. A copy of the agreement is attached to this Quarterly Report on Form 10-Q as Exhibit 10.1.

Item 6. Exhibits

10.1	Employment Agreement with Katie N. Tuttle dated May 4, 2009.

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2009	By:	/s/ Lawrence R. Miller
Lawrence R. Miller
Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2009	By:	/s/ Katie N. Tuttle
Katie N. Tuttle
Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Employment Agreement with Katie N. Tuttle dated May 4, 2009.

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.