Form 10-Q
period 2009-06-30
Independence Bancshares, Inc.
filed 2009-08-10
CIK 1311828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2009

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

2,085,010 shares of common stock, $.01 par value per share, were issued and outstanding as of July 31, 2009.

Independence Bancshares, Inc.

Part I - Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets

	June 30, 2009	December 31, 2008
	(unaudited)	(audited)
Assets
Cash and due from banks	$9,679,466	$1,724,886
Federal funds sold	—	2,393,000
Investment securities available for sale	4,158,075	4,484,486
Non-marketable equity securities	1,576,950	1,599,804
Loans, net of allowance for loan losses of $2,261,977 and $1,611,977, respectively	113,847,049	121,835,777
Accrued interest receivable	322,250	433,854
Property and equipment, net	3,869,230	3,348,042
Other real estate owned	643,113	—
Other assets	1,648,939	1,070,122

Total assets	$135,745,072	$136,889,971

Liabilities
Deposits:
Noninterest bearing	$4,176,090	$4,708,170
Interest bearing	97,299,303	94,149,548
Total deposits	101,475,393	98,857,718

Borrowings	16,141,717	19,064,093
Accrued interest payable	116,349	131,201
Accounts payable and accrued expenses	249,765	128,227

Total liabilities	117,983,224	118,181,239

Commitments and contingencies

Shareholders’ equity
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued	—	—
Common stock, par value $.01 per share; 10,000,000 shares authorized; 2,085,010 shares issued and outstanding	20,850	20,850
Additional paid-in capital	20,922,135	20,840,248
Accumulated other comprehensive income	41,866	40,715
Accumulated deficit	(3,223,003)	(2,193,081)

Total shareholders’ equity	17,761,848	18,708,732

Total liabilities and shareholders’ equity	$135,745,072	$136,889,971

The accompanying notes are an integral part of these consolidated financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest income
Loans	$1,363,476	$1,776,893	$2,761,447	$3,577,301
Investment securities	44,997	54,597	92,163	112,481
Federal funds sold and other	7,703	29,425	15,268	78,413
Total interest income	1,416,176	1,860,915	2,868,878	3,768,195

Interest expense
Deposits	688,039	889,558	1,438,011	1,838,101
Borrowings	147,494	137,960	295,803	247,670
Total interest expense	835,533	1,027,518	1,733,814	2,085,771

Net interest income	580,643	833,397	1,135,064	1,682,424

Provision for loan losses	560,000	107,000	650,000	271,000

Net interest income after provision for loan losses	20,643	726,397	485,064	1,411,424

Noninterest income	99,851	20,210	108,575	36,955

Noninterest expenses
Compensation and benefits	$542,141	$476,963	$1,077,822	$992,871
Professional fees	66,233	55,262	131,301	109,392
Marketing	46,978	49,409	80,348	105,957
Insurance	173,570	34,695	262,488	66,975
Occupancy and equipment	142,607	145,390	270,793	297,289
Data processing and related costs	87,167	78,999	174,400	157,269
Telephone and supplies	19,037	21,052	41,291	39,460
Other	44,738	52,667	77,668	91,862
Total noninterest expenses	1,122,471	914,437	2,116,111	1,861,075

Loss before income tax benefit	(1,001,977)	(167,830)	(1,522,472)	(412,696)

Income tax benefit	340,700	57,400	492,550	140,300

Net loss	$(661,277)	$(110,430)	$(1,029,922)	$(272,396)

Loss per common share — basic and diluted	$(0.32)	$(0.05)	$(0.49)	$(0.13)

Weighted average common shares outstanding — basic and diluted	2,085,010	2,085,010	2,085,010	2,085,010

The accompanying notes are an integral part of these consolidated financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Changes

In Shareholders’ Equity and Comprehensive Loss

 (unaudited)

				Accumulated
				other
	Common stock		Additional	comprehensive	Accumulated
	Shares	Amount	paid-in capital	income	deficit	Total
December 31, 2007	2,085,010	$20,850	$20,671,588	$5,570	$(1,708,575)	$18,989,433
Compensation expense related to stock options granted	—	—	86,070	—	—	86,070
Net loss	—	—	—	—	(272,396)	(272,396)
Unrealized gain on investment securities available for sale, net of tax	—	—	—	487	—	487
Total comprehensive loss	—	—	—	—	—	(271,909)
June 30, 2008	2,085,010	$20,850	$20,757,658	$6,057	$(1,980,971)	$18,803,594

December 31, 2008	2,085,010	$20,850	$20,840,248	$40,715	$(2,193,081)	$18,708,732
Compensation expense related to stock options granted	—	—	81,887	—	—	81,887
Net loss	—	—	—	—	(1,029,922)	(1,029,922)
Unrealized gain on investment securities available for sale, net of tax	—	—	—	1,151	—	1,151
Total comprehensive loss	—	—	—	—	—	(1,028,771)
June 30, 2009	2,085,010	$20,850	$20,922,135	$41,866	$(3,223,003)	$17,761,848

The accompanying notes are an integral part of these consolidated financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2009	2008
Operating activities
Net loss	$(1,029,922)	$(272,396)
Adjustments to reconcile net loss to cash provided by operating activities
Provision for loan losses	650,000	271,000
Depreciation	86,314	115,436
Amortization of investment securities premiums, net	1,143	1,476
Compensation expense related to stock options granted	81,887	86,070
Other-than-temporary impairment on non-marketable equity securities	60,404	—
Increase in other assets, net	(467,805)	(139,612)
Increase (decrease) in other liabilities, net	106,686	(13,113)
Net cash provided by (used in) operating activities	(511,293)	48,861

Investing activities
Repayments (originations) of loans, net	6,695,615	(20,756,062)
Purchase of investment securities available for sale	(1,000,000)	—
Maturity of investment securities available for sale	1,000,000	—
Repayments of investment securities available for sale	327,011	444,128
Purchase of non-marketable equity securities, net	(37,550)	(406,203)
Purchase of property and equipment	(607,502)	(159,807)
Net cash provided by (used in) investing activities	6,377,574	(20,877,944)

Financing activities
Increase in deposits, net	2,617,675	16,204,819
Increase (decrease) in borrowings	(2,922,376)	4,769,658
Net cash provided by (used in) financing activities	(304,701)	20,974,477

Net increase in cash and cash equivalents	5,561,580	145,394

Cash and cash equivalents at beginning of the period	4,117,886	2,617,663

Cash and cash equivalents at end of the period	$9,679,466	$2,763,057

Supplemental information:
Cash paid for
Interest	$1,748,666	$1,999,161
Income taxes	$—	$14,499
Schedule of non-cash transactions
Change in unrealized gain on securities, net of tax	$1,151	$487
Loans transferred to other real estate owned	$643,113	$—

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

NOTE 1 — NATURE OF BUSINESS AND BASIS OF PRESENTATION

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for 2008 as filed with the Securities and Exchange Commission.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events”, issued in May 2009 and effective for periods ending after June 15, 2009, management performed an evaluation to determine whether or not there have been any subsequent events since the balance sheet date.  The evaluation was performed through August 10, 2009, the date on which the Company’s 10-Q was issued as filed with the Securities and Exchange Commission.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents - For purposes of reporting cash flows, cash and cash equivalents includes cash, amounts due from banks and federal funds sold.  Generally, federal funds are sold for one-day periods. In February 2009 the Bank discontinued the use of the federal funds sold program offered through its primary correspondent bank due to the historically low rate earned on federal funds sold.  All cash balances maintained at the Bank’s primary correspondent bank earn 0.25% and are fully insured deposits under the Federal Deposit Insurance Corporation (the “FDIC”) Temporary Liquidity Guarantee Program (the “TLGP”).

Loss per Share - Basic loss per share represents net loss divided by the weighted-average number of common shares outstanding during the period.  Dilutive loss per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued.  Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method.  For the three and six month periods ended June 30, 2009 and 2008, as a result of the Company’s net loss, all of the potential common shares were considered anti-dilutive.

Fair Value Measurements - Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which provides a framework for measuring and disclosing fair value under generally accepted accounting principles.  SFAS 157 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available-for-sale investment securities) or on a nonrecurring basis (for example, impaired loans).

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

The Company is predominantly an asset based lender with real estate serving as collateral on approximately 82% of loans.  Loans which are deemed to be impaired are valued on a nonrecurring basis at the lower of cost or market value of the underlying real estate collateral.  Such market values are generally obtained using independent appraisals, which the Company considers to be level 2 inputs (other observable inputs).  The aggregate carrying amount, net of specific reserves, of impaired loans at June 30, 2009 was $11.1 million.

Available-for-sale investment securities ($4,158,075 at June 30, 2009) are the only assets whose fair values are measured on a recurring basis using Level 2 inputs (other observable inputs).

Other real estate owned, consisting of properties obtained through foreclosure or in satisfaction of loans, is carried at fair value.  Market values are generally obtained using independent appraisals or other current market information, including but not limited to offers received on the property, which the Company considers to be level 2 inputs (other observable inputs).  The carrying amount of other real estate owned at June 30, 2009 was $643,113.

The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis.  The Company also has no assets or liabilities whose fair values are measured using Level 1 or Level 3 inputs.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) SFAS No. 107-1, “Interim Disclosures about Fair Value of Financial Instruments”.  This FSP amended SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”), to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  SFAS No. 107 defines a financial instrument as cash, evidence of an ownership interest in an entity or contractual obligations which require the exchange of cash or other financial instruments.  Certain items are specifically excluded from the disclosure requirements, including the Company’s common stock, property and equipment and other assets and liabilities.

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

The estimated fair values of the Company’s financial instruments at June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and due from banks	$9,679,466	$9,679,466	$1,724,886	$1,724,886
Federal funds sold	—	—	2,393,000	2,393,000
Investment securities available for sale	4,158,075	4,158,075	4,484,486	4,484,486
Non-marketable equity securities	1,576,950	1,576,950	1,599,804	1,599,804
Loans, net	113,847,049	99,680,468	121,835,777	106,952,831

Financial Liabilities:
Deposits	101,475,393	102,360,970	98,857,718	99,340,825
Federal Home Loan Bank advances	16,000,000	16,629,763	19,000,000	19,781,569
Securities sold under agreements to repurchase	141,717	141,717	64,093	64,093

NOTE 3 — INVESTMENT SECURITIES

Investment securities classified as “Available for Sale” are carried at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity (net of estimated tax effects).  Realized gains or losses on the sale of investments are based on the specific identification method.

At June 30, 2009, the investment portfolio included an unrealized gain of approximately $63,000. At June 30, 2009 the investment portfolio included no securities in a loss position.

NOTE 4 — OTHER-THAN-TEMPORARY IMPAIRMENT

On May 1, 2009, Silverton Bank, N.A. the Bank’s primary correspondent bank, was closed by the Office of the Comptroller of the Currency and the FDIC was named Receiver.  The FDIC created a bridge bank to take over the operations of Silverton Bank, N.A.  The newly created bank is Silverton Bridge Bank, N.A.  The creation of the bridge bank allows its client banks to transition their correspondent banking needs to other providers with the least amount of disruptions.  Silverton Bridge Bank N.A. will continue to operate business as usual through July 29, 2009.  As a result of this announcement, it is highly unlikely that we will recover any portion of our investment in the stock of Silverton Bank, N.A.’s holding company, Silverton Financial Services, Inc.  Accordingly, the Bank recorded an other-than-temporary impairment charge of $60,404 which is included in noninterest income in the consolidated statements of operations.  The Bank’s original cost basis in the stock was $154,404, and the Bank recorded an other-than-temporary impairment charge of $94,000 as of December 31, 2008.  These two impairment charges have brought the carrying value of our investment to zero as of June 30, 2009.  In July 2009, the Bank moved all services once performed by Silverton Bank, N.A. to other correspondent banks, primarily Pacific Coast Bankers Bank.

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

DISCUSSION OF FORWARD-LOOKING STATEMENTS

This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These statements are based on many assumptions and estimates and are not guarantees of future performance.  Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control.  The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements.  Potential risks and uncertainties that could cause our actual results to differ from those anticipated in our forward-looking statements include, but are not limited, to the following:

•                  reduced earnings due to higher credit losses generally and specifically because losses in the sectors of our loan portfolio secured by real estate are greater than expected due to economic factors, including declining real estate values, increasing interest rates, increasing unemployment, or changes in payment behavior or other factors;

•                  reduced earnings due to higher credit losses because our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral;

•                  the amount of our real estate-based loan portfolio collateralized by real estates, and the weakness in the commercial real estate market;

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

These risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on our Company.  During 2008 and continuing through the second quarter of 2009, the capital and credit markets experienced unprecedented levels of extended volatility and disruption. There can be no assurance that these unprecedented recent developments will not materially and adversely affect our business, financial condition and results of operations.

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

Overview

The following discussion describes our results of operations for the three and six month periods ended June 30, 2009 and 2008 and also analyzes our financial condition as of June 30, 2009.

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

Markets in the United States and elsewhere have experienced extreme volatility and disruption for more than 12 months.  These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence.  Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans.  Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions.  Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance.   In response to the challenges facing the financial services sector, several regulatory and governmental actions have recently been announced including:

•                  The Emergency Economic Stabilization Act, approved by Congress and signed by President Bush on October 3, 2008, which, among other provisions, allowed the U.S. Treasury to purchase troubled assets from banks, authorized the Securities and Exchange Commission to suspend the application of marked-to-market accounting, and raised the basic limit of FDIC deposit insurance from $100,000 to $250,000 through  December 31, 2013;

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

We are participating in the unlimited deposit insurance component of the TLGP; however, we do not expect to issue unsecured debt before the termination of that component of the TLGP.  As a result of the enhancements to deposit insurance protection and the expectation that there will be demands on the FDIC’s deposit insurance fund, our deposit insurance costs have increased and will continue to increase significantly throughout 2009.  We have elected not to participate in the TARP Capital Purchase Program.  Regardless of our lack of participation, governmental intervention and new regulations under these programs could materially and adversely affect our business, financial condition and results of operations.  The following discussion and analysis describes our performance in this challenging economic environment.

Results of Operations

Three months ended June 30, 2009 and 2008

We incurred a net loss of $661,277, or $0.32 per diluted share, for the quarter ended June 30, 2009 compared to a net loss of $110,430, or $0.05 per diluted share, for the quarter ended June 30, 2008, a difference of $550,847.  The increase in net loss is primarily due to an increase in provision for loan losses, an increase in noninterest expenses due to the opening of a new branch in February 2009 and increased FDIC premiums and a decrease in net interest income, each of which is further discussed below.

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the three months ended June 30, 2009 and 2008.  We derived these yields by dividing annualized income or expense by the average balance of the corresponding assets or liabilities.  We derived average balances from the daily balances throughout the periods indicated.  The net amount of capitalized loan fees are amortized into interest income on loans.

	For the Three Months Ended June 30,
	2009			2008
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

Federal funds sold and other	$5,152,252	$7,703	0.60%	$3,835,786	$29,425	3.09%
Investment securities (1)	4,182,428	44,997	4.32	4,819,980	54,597	4.56
Loans (2)	118,274,131	1,363,476	4.62	114,827,954	1,776,893	6.22
Total interest-earning assets	$127,608,811	$1,416,176	4.45%	$123,483,720	$1,860,915	6.06%

NOW accounts	$5,589,040	$7,691	0.55%	$3,915,980	$17,471	1.79%
Savings & money market	14,497,843	67,606	1.87	13,066,434	86,904	2.67
Time deposits (excluding brokered time deposits)	31,462,473	254,935	3.25	31,001,175	337,947	4.38
Brokered time deposits	45,622,924	357,807	3.15	42,229,179	447,236	4.26
Total interest-bearing deposits	97,172,280	688,039	2.84	90,212,768	889,558	3.97
Borrowings	17,868,361	147,494	3.31	13,595,195	137,960	4.08
Total interest-bearing liabilities	$115,040,641	$835,533	2.91%	$103,807,963	$1,027,518	3.98%

Net interest spread			1.54%			2.08%
Net interest income/ margin		$580,643	1.83%		$833,397	2.71%

(1)                                  The average balances for investment securities exclude the unrealized gain recorded for available for sale securities.

(2)                                  Nonaccrual loans are included in average balances for yield computations.

For the three months ended June 30, 2009, we recognized $1.4 million in interest income and $835,533 in interest expense, resulting in net interest income of $580,643, a decrease of $252,754, or 30%, over the same period in 2008.   Average earning assets increased to $127.6 million for the three months ended June 30, 2009 from $123.5 million for the three months ended June 30, 2008, an increase of $4.1 million, or 3%.  Average interest bearing liabilities increased to $115.0 million for the three months ended June 30, 2009 from $103.8 million for the three months ended June 30, 2008, an increase of $11.2 million, or 11%.  Net interest margin, calculated as net interest income divided by average earning assets, decreased from 2.71% for the quarter ended June 30, 2008 to 1.83% for the quarter ended June 30, 2009, primarily due to a decrease in yield on earning assets from 6.06% to 4.45% between periods due to significant rate decreases initiated by the Federal Reserve Board during 2008.  This decrease was slightly offset by a lesser decrease in cost of funds from 3.98% to 2.91% between periods due to the mix of liabilities and the timing of their repricing.

Provision for loan losses was $560,000 for the quarter ended June 30, 2009, an increase of $453,000, or 423%, compared to the expense of $107,000 for the quarter ended June 30, 2008.  This increase in provision expense is due to an increase in impaired loans between comparable quarters.  The provision for loan losses is discussed further below under “Provision and Allowance for Loan Losses”.

For the three months ended June 30, 2009, noninterest income was $99,851 compared to $20,210 for the three months ended June 30, 2008, an increase of $79,641, or 394%, between comparable periods primarily due to an increase in mortgage origination income of approximately $74,000.  Noninterest income for the three months ended June 30, 2009 and 2008 was derived from service charges on deposits, customer service fees, rental income, and mortgage origination income.

During the current quarter, we incurred noninterest expenses of $1,122,471, compared to noninterest expenses of $914,437 for the quarter ended June 30, 2008, an increase of $208,034, or 23%.  This increase of noninterest expenses for the three month period ended June 30, 2009 primarily resulted from an increase of $138,875 in insurance expense compared to the quarter ended June 30, 2008, primarily due to increased FDIC insurance premium assessments including a special assessment of approximately $60,000 payable in September 2009.  Compensation and benefits expense increased $65,178 due to the addition of the Simpsonville branch employees in February 2009.  There was also a small increase in data processing and related costs due to the opening of the new branch.  Professional fees increased $10,971 due to consulting fees related to the renewal of our core processing contract as well as increased audit fees.

Income tax benefit for the quarter ended June 30, 2009 was $340,700 compared to $57,400 for the quarter ended June 30, 2008.  The income tax benefit for the quarters ended June 30, 2009 and 2008 is based on our estimated effective tax rate.  The increase in income tax benefit is a result of the increase in net loss between periods.

Six months ended June 30, 2009 and 2008

We incurred a net loss of $1,029,922, or $0.49 per diluted share, for the six month period ended June 30, 2009 compared to a net loss of $272,396, or $0.13 per diluted share, for the six month period ended June 30, 2008, a difference of $757,526.  As discussed in greater detail below, the increase in net loss is primarily due to an increase in provision for loan losses, an increase in noninterest expenses due to the opening of a new branch in February 2009, an increase in FDIC premiums and a decrease in net interest income.

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the six months ended June 30, 2009 and 2008.  We derived these yields by dividing annualized income or expense by the average balance of the corresponding assets or liabilities.  We derived average balances from the daily balances throughout the periods indicated.  The net amount of capitalized loan fees are amortized into interest income on loans.

	For the Six Months Ended June 30,
	2009			2008
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

Federal funds sold and other	$3,837,867	$15,268	0.80%	$4,621,128	$78,413	3.41%
Investment securities (1)	4,190,933	92,163	4.43	4,955,949	112,481	4.56
Loans (2)	119,910,667	2,761,447	4.64	107,807,598	3,577,301	6.67
Total interest-earning assets	$127,939,467	$2,868,878	4.52%	$117,384,675	$3,768,195	6.46%

NOW accounts	$5,440,580	$15,933	0.59%	$3,687,507	$34,870	1.90%
Savings & money market	13,442,585	126,590	1.90	12,248,662	181,150	2.97
Time deposits (excluding brokered time deposits)	30,520,516	509,228	3.36	31,260,834	728,958	4.69
Brokered time deposits	47,473,266	786,260	3.34	39,217,428	893,123	4.58
Total interest-bearing deposits	96,876,947	1,438,011	2.99	86,414,431	1,838,101	4.28
Borrowings	18,541,598	295,803	3.22	11,391,633	247,670	4.37
Total interest-bearing liabilities	$115,418,545	$1,733,814	3.03%	$97,806,064	$2,085,771	4.29%

Net interest spread			1.49%			2.17%
Net interest income/ margin		$1,135,064	1.79%		$1,682,424	2.88%

(1)                                  The average balances for investment securities exclude the unrealized gain recorded for available for sale securities.

(2)                                  Nonaccrual loans are included in average balances for yield computations.

For the six months ended June 30, 2009, we recognized $2.8 million in interest income and $1.7 million in interest expense, resulting in net interest income of $1.1 million, a decrease of $547,360, or 33%, over the same period in 2008.  Because of compression in our net interest margin, net interest income declined even though our average earning assets increased.  Average earning assets increased to $127.9 million for the six months ended June 30, 2009 from $117.4 million for the six months ended June 30, 2008, an increase of $10.6 million, or 9%.  Average interest bearing liabilities increased to $115.4 million for the six months ended June 30, 2009 from $97.8 million for the six months ended June 30, 2008, an increase of $17.6 million, or 18%.  Net interest margin, calculated as net interest income divided by average earning assets, decreased from 2.88% for the six month period ended June 30, 2008 to 1.79% for the six month period ended June 30, 2009 primarily due to a decrease in yield on earning assets from 6.46% to 4.52% between periods due to significant rate decreases initiated by the Federal Reserve Board during 2008.  This decrease was slightly offset by a lesser decrease in cost of funds from 4.29% to 3.03% between periods due to the mix of liabilities and the timing of their repricing.

Provision for loan losses was $650,000 for the six month period ended June 30, 2009, an increase of $379,000, or 140%, compared to the expense of $271,000 for the six month period ended June 30, 2008.  This increase in provision expense is due to an increase in impaired loans between comparable quarters offset somewhat by net repayments of loans during the first six months of 2009 compared to net loan originations for the comparable period in 2008.  The provision for loan losses is discussed further below under “Provision and Allowance for Loan Losses”.

For the six months ended June 30, 2009, noninterest income was $108,575 compared to $36,955 for the six months ended June 30, 2008, an increase of $71,620, or 194%, between comparable periods.  Mortgage origination income increased approximately $121,000 between periods; however, this increase was offset by the other-than-temporary impairment on non-marketable equity securities of $60,404 discussed in Note 4.  Noninterest income for the six months ended June 30, 2009 and 2008 was primarily derived from service charges on deposits, customer service fees, rental income, and mortgage origination income.

During the six months ended June 30, 2009, we incurred noninterest expenses of $2,116,111, compared to noninterest expenses of $1,861,075 for the six month period ended June 30, 2008, an increase of $255,036, or 14%.  This increase of noninterest expenses for the six month period ended June 30, 2009 primarily resulted from an increase of $195,513 in insurance expense compared to the six months ended June 30, 2008, primarily due to increased FDIC insurance premium assessments including a special assessment of approximately $60,000 payable in September 2009.  Compensation and benefits expense increased $84,951 due to the addition of the Simpsonville branch employees in February 2009.  There were also small increases in data processing and related costs, and telephone and supplies due to the opening of the new branch.  Professional fees increased $21,909 due to consulting fees related to the renewal of our core processing contract as well as increased audit fees. Marketing expenses decreased $25,609 in the current period compared to the prior year comparable period as a result of more focused marketing efforts.  Occupancy and equipment decreased $26,496 compared to the prior year comparable period because a portion of the original fixed assets purchased at the Bank’s organization became fully depreciated in 2008.  This was offset somewhat by depreciation on the new fixed assets related to the Wade Hampton and Simpsonville branches.

Income tax benefit for the six month period ended June 30, 2009 was $492,550 compared to $140,300 for the six month period ended June 30, 2008.  The income tax benefit for the six months ended June 30, 2009 and 2008 is based on our estimated effective tax rate.  The increase in income tax benefit is a result of the increase in net loss between periods. We recorded an additional valuation allowance of $20,537 against our deferred tax assets related to the other-than-temporary impairment as this is a capital loss which can only be offset against capital gains.

Assets and Liabilities

General

Total assets as of June 30, 2009 were $135.7 million, representing a decrease of $1.1 million, or 0.8%, compared to December 31, 2008.  The decrease in assets is due to an increase in cash and cash equivalents of $5.6 million which was the result of net loan repayments of $6.7 million and an increase in deposits of $2.6 million offset by a decrease in total borrowings of $2.9 million.  At June 30, 2009, our total assets consisted principally of $9.7 million in cash and due from banks, $4.2 million in investment securities, $113.8 million in net loans, and $3.9 million in property and equipment.  Our management closely monitors and seeks to maintain appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and demand.

Liabilities at June 30, 2009 totaled $118.0 million, representing a decrease of $198,015, or 0.2%, compared to December 31, 2008, and consisted principally of $101.5 million in deposits and $16.1 million in borrowings consisting of Federal Home Loan Bank (“FHLB”) Advances and customer repurchase agreements.  At June 30, 2009, shareholders’ equity was $17.8 million compared to $18.7 million at December 31, 2008.

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, we invest a substantial percentage of our earning assets in our loan portfolio.  At June 30, 2009, our loan portfolio consisted primarily of $73.2 million of commercial real estate loans, $18.4 million of commercial business loans, and $24.7 million of consumer and home equity loans.

We discontinue accrual of interest on a loan when we conclude it is doubtful that we will be able to collect interest from the borrower.  We reach this conclusion by taking into account factors such as the borrower’s financial condition, economic and business conditions, and the results of our previous collection efforts.  Generally, we place a delinquent loan in non-accrual status when the loan becomes 90 days or more past due.  When we place a loan in non-accrual status, we reverse all interest which has been accrued on the loan but remains unpaid and deduct this interest from earnings as a reduction of reported interest income.  We do not accrue any additional interest on the loan balance until we conclude the collection of both principal and interest is reasonably certain. We had approximately $5.8 million and $394,950 in non-accrual loans at June 30, 2009 and December 31, 2008, respectively.  This increase between periods is due to several new loans which were changed to non-accrual status as a result of a review of these relationships, their payment history and the current economic environment.  Non-accrual loans represented 4.95% of gross loans at June 30, 2009.  We continue to carefully monitor each of these loans and have established specific reserves as warranted based on a review of the underlying collateral of each loan as well as the financial condition of each borrower.

At June 30, 2009, we had $12.0 million of loans that were considered impaired with specific reserves of approximately $890,000 allocated in the allowance for loan losses.  At June 30, 2009, we were not aware of any potential problem loans that were not already considered for impairment or categorized as impaired or non-accrual.

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations.  The allowance for loan losses for the three and six months ended June 30, 2009 and 2008 is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Balance at beginning of the period	$1,701,977	$1,447,491	$1,611,977	$1,283,491
Provision for loan losses	560,000	107,000	650,000	271,000
Loans charged-off	—	—	—	—
Recoveries of loans previously charged-off	—	—	—	—
Balance at end of the period	$2,261,977	$1,554,491	$2,261,977	$1,554,491

As of June 30, 2009, the allowance for loan losses was $2.3 million, or 1.95% of gross loans, compared to $1.6 million, or 1.31% of gross loans as of December 31, 2008.  Provision for loan losses was $560,000 for the quarter ended June 30, 2009, an increase of $453,000, or 423%, compared to the expense of $107,000 for the quarter ended June 30, 2008.  For the six months ended June 30, 2009, provision for loan losses was $650,000, an increase of $379,000, or 140%, over the six months ended June 30, 2008.  This increase in provision expense is due to an increase in impaired loans between comparable periods.

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

Other Real Estate Owned

In June 2009, we foreclosed on a 1-4 family residence as well as a medical office building which were collateral for two loans in a relationship to one borrower in the amount of $643,113.  No charge-off was taken on this relationship at the time of transfer to other real estate owned as we believe their balances approximate the fair values of the properties based on current market information.

Deposits

Our primary source of funds for loans and investments is our deposits.  At June 30, 2009, we had $101.5 million in deposits, representing an increase of $2.6 million, or 3%, compared to December 31, 2008.  Deposits at June 30, 2009 consisted primarily of $12.1 million in demand deposit accounts, $15.1 million in money market accounts and $74.1 million in time deposits.  During the fourth quarter of 2006, we began obtaining deposits outside of our local market area in the form of brokered time deposits.  Due to the interest rate environment in our market, as well as strong competition from other banking and financial services companies in gathering deposits, brokered time deposits allow us to obtain funding in order to support loan growth.  At June 30, 2009, we had $42.6 million in brokered time deposits, a decrease of $6.9 million compared to December 31, 2008.  We are seeking to reduce our reliance on brokered time deposits and other noncore funding sources, while focusing our efforts to gather core deposits in our local market.

Borrowings

We use borrowings to fund growth of earning assets in excess of deposit growth.  Borrowings totaled $16.1 million at June 30, 2009, compared to $19.1 million at December 31, 2008.  This decrease is due to the repayment of a FHLB advance in the amount of $3.0 million in May 2009 which was funded by net loan repayments.  FHLB Advances accounted for $16.0 million of total borrowings.  These advances are secured with approximately $30.0 million of first and second mortgage loans and $1.1 million of stock in the FHLB.    The remaining balance in borrowings represents customer repurchase agreements.

Liquidity

Liquidity  is the  ability  to  meet  current  and  future  obligations  through liquidation or maturity of existing  assets or the  acquisition of  liabilities.  We manage both assets and liabilities to achieve appropriate levels of liquidity.  Cash and short-term investments are our primary sources of asset liquidity.  These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans.  The investment portfolio is our principal source of secondary asset liquidity.  However, the availability of this source of funds is influenced by market conditions and pledging agreements.  Individual and commercial deposits, brokered deposits and borrowings are our primary source of funds for credit activities.  We are a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made for leverage purposes, if so desired, in an amount up to 20% of the total assets of the Bank.  We also pledge collateral to the Federal Reserve Bank’s Borrower-in-Custody of Collateral program, and our available credit under this program was approximately $10.6 million as of June 30, 2009.  As brokered deposits or advances mature in 2009, we intend to replace these funds with new brokered deposits or advances to the extent necessary after considering core deposit growth, although overall we will seek to reduce our reliance on brokered time deposits and other noncore funding sources.  We believe our liquidity sources are adequate to meet our operating needs. The level of liquidity is measured by the cash, cash equivalents, and investment securities available for sale to total assets ratio, which was at 10.19% at June 30, 2009.  Our liquidity ratio has increased during the quarter from 6.28% as of December 31, 2008 as a result of net loan payoffs and an increase in retail deposits offset by a decrease in brokered time deposits and FHLB advances.  We carefully focused on liquidity management during the first half of 2009.  We will continue to reduce brokered time deposits as cash balances, retail deposit growth and operating needs allow.  In February 2009 we discontinued the use of the federal funds sold program offered through our primary correspondent bank due to the historically low rate currently earned on federal funds sold.  All cash balances maintained at our primary correspondent bank earn 0.25% and are fully insured deposits under the TLGP.  As of June 30, 2009, our federal funds purchased line of credit was cancelled due to the pending closure of Silverton Bank, N.A.; however, as of July 31, 2009, we have new federal funds purchased lines of credit through two correspondent banks totaling $5.0 million.

Impact of Off-Balance Sheet Instruments

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities.  These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2009, we had issued commitments to extend credit of $13.7 million through various types of lending arrangements.  We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.  Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.  We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Commitments and Contingencies

As of June 30, 2009, there were no significant firm commitments outstanding for capital expenditures.

Capital Resources

Total shareholders’ equity decreased to $17.8 million at June 30, 2009 from $18.7 million at December 31, 2008, primarily due to our net loss of $1,029,922 for the six months ended June 30, 2009, partially offset by the increase of $1,151 in unrealized gain on securities available for sale and the capital impact of $81,887 in compensation expense related to stock option grants. We believe that our capital is sufficient to fund the activities of the Bank’s operations and that the rate of net losses will not deteriorate our capital base below required regulatory levels. Nevertheless, we are not immune to the unprecedented levels of extended volatility and disruption in the capital and credit markets and can give no assurances with respect to our capital levels.

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

The Bank is also  required  to  maintain  capital  at a minimum  level  based on quarterly  average  assets,  which  is  known as the leverage  ratio.  Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%.  All others are subject to maintaining ratios 1% to 2% above the minimum.  The Bank exceeded its minimum regulatory capital ratios as of June 30, 2009, as well as the ratios to be considered “well capitalized.”

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at June 30, 2009.

(Dollars in thousands)

	Actual		Well Capitalized Requirement		Adequately Capitalized Requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets	$14,902	12.43%	$11,989	10.0%	$9,591	8.0%
Tier 1 capital to risk weighted assets	$13,394	11.17%	$7,193	6.0%	$4,795	4.0%
Tier 1 capital to average assets	$13,394	9.82%	$6,823	5.0%	$5,458	4.0%

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2009.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Not applicable

Item 3. Default Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

On May 14, 2009, the Company held its 2009 Annual Meeting of Shareholders.  The only matter submitted to shareholders at the meeting was the election of directors.  The following describes the matter voted upon at the annual meeting and sets forth the number of votes cast for and those withheld (there were no broker non-votes or abstentions).  The results of the 2009 Annual Meeting of Shareholders were as follows:

Proposal #1 — Election of Directors

	Voting Shares in Favor		Withheld
	#	%	Authority
Robert M. Austell	1,438,695	100	—
John W. Burnett, Sr.	1,428,695	99	10,000
Billy J. Coleman	1,428,695	99	10,000
Jose De Ocampo	1,438,695	100	—
H. Neel Hipp, Jr.	1,438,695	100	—
James D. King	1,436,695	100	2,000
William R. Mathis	1,398,695	97	40,000
A. Alexander McLean, III	1,438,695	100	—
Lawrence R. Miller	1,438,695	100	—
Sudhirkumar C. Patel	1,398,695	97	40,000
Hasmukh P. Rama	1,398,695	97	40,000
Donald H. Rex, Jr.	1,438,695	100	—
W. Ray Samuels	1,438,695	100	—
Charles D. Walters	1,438,695	100	—
Roger W. Walters	1,438,695	100	—
Vivian A. Wong	1,438,695	100	—

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

Date: August 10, 2009	By:	/s/ Lawrence R. Miller
Lawrence R. Miller
Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2009	By:	/s/ Katie N. Tuttle
Katie N. Tuttle
Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.