Form 10-Q
period 2009-09-30
Independence Bancshares, Inc.
filed 2009-11-10
CIK 1311828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,085,010 shares of common stock, $.01 par value per share, were issued and outstanding as of October 30, 2009.

Independence Bancshares, Inc.

Part I - Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets

	September 30, 2009	December 31, 2008
	(unaudited)	(audited)
Assets
Cash and due from banks	$6,498,687	$1,724,886
Federal funds sold	7,855,000	2,393,000
Investment securities available for sale	8,078,514	4,484,486
Non-marketable equity securities	1,546,100	1,599,804
Loans, net of allowance for loan losses of $2,146,535 and $1,611,977, respectively	105,552,488	121,835,777
Accrued interest receivable	413,997	433,854
Property and equipment, net	3,819,622	3,348,042
Other real estate owned and repossessed assets	2,315,023	—
Other assets	1,622,142	1,070,122
Total assets	$137,701,573	$136,889,971

Liabilities
Deposits:
Noninterest bearing	$5,491,284	$4,708,170
Interest bearing	98,394,909	94,149,548
Total deposits	103,886,193	98,857,718

Borrowings	16,046,577	19,064,093
Accrued interest payable	97,268	131,201
Accounts payable and accrued expenses	238,304	128,227
Total liabilities	120,268,342	118,181,239

Commitments and contingencies

Shareholders’ equity
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued	—	—
Common stock, par value $.01 per share; 10,000,000 shares authorized; 2,085,010 shares issued and outstanding	20,850	20,850
Additional paid-in capital	20,959,635	20,840,248
Accumulated other comprehensive income	49,908	40,715
Accumulated deficit	(3,597,162)	(2,193,081)
Total shareholders’ equity	17,433,231	18,708,732
Total liabilities and shareholders’ equity	$137,701,573	$136,889,971

The accompanying notes are an integral part of these consolidated financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest income
Loans	$1,425,590	$1,831,631	$4,187,037	$5,408,932
Investment securities	59,735	52,861	151,898	165,342
Federal funds sold and other	11,490	22,608	26,758	101,021
Total interest income	1,496,815	1,907,100	4,365,693	5,675,295

Interest expense
Deposits	645,775	863,358	2,083,786	2,701,459
Borrowings	147,172	169,745	442,975	417,415
Total interest expense	792,947	1,033,103	2,526,761	3,118,874

Net interest income	703,868	873,997	1,838,932	2,556,421

Provision for loan losses	137,000	57,000	787,000	328,000

Net interest income after provision for loan losses	566,868	816,997	1,051,932	2,228,421

Noninterest income	68,155	42,467	176,730	79,422

Noninterest expenses
Compensation and benefits	$526,499	$516,153	$1,604,321	$1,509,024
Professional fees	50,384	46,228	181,685	155,620
Marketing	20,993	42,903	101,341	148,860
Insurance	110,726	36,314	373,214	103,289
Occupancy and equipment	140,602	126,144	411,395	423,433
Data processing and related costs	71,434	79,176	245,834	236,445
Telephone and supplies	18,717	14,188	60,008	53,648
Other	69,827	36,726	147,495	128,588
Total noninterest expenses	1,009,182	897,832	3,125,293	2,758,907

Loss before income tax benefit	(374,159)	(38,368)	(1,896,631)	(451,064)

Income tax benefit	—	13,080	492,550	153,380

Net loss	$(374,159)	$(25,288)	$(1,404,081)	$(297,684)

Loss per common share — basic and diluted	$(0.18)	$(0.01)	$(0.67)	$(0.14)

Weighted average common shares outstanding — basic and diluted	2,085,010	2,085,010	2,085,010	2,085,010

The accompanying notes are an integral part of these consolidated financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Changes In

Shareholders’ Equity and Comprehensive Loss

 (unaudited)

				Accumulated
				other
	Common stock		Additional	comprehensive	Accumulated
	Shares	Amount	paid-in capital	income	deficit	Total

December 31, 2007	2,085,010	$20,850	$20,671,588	$5,570	$(1,708,575)	$18,989,433
Compensation expense related to stock options granted	—	—	127,365	—	—	127,365
Net loss	—	—	—	—	(297,684)	(297,684)
Unrealized loss on investment securities available for sale, net of tax	—	—	—	(2,429)	—	(2,429)
Total comprehensive loss	—	—	—	—	—	(300,113)
September 30, 2008	2,085,010	$20,850	$20,798,953	$3,141	$(2,006,259)	$18,816,685

December 31, 2008	2,085,010	$20,850	$20,840,248	$40,715	$(2,193,081)	$18,708,732
Compensation expense related to stock options granted	—	—	119,387	—	—	119,387
Net loss	—	—	—	—	(1,404,081)	(1,404,081)
Unrealized gain on investment securities available for sale, net of tax	—	—	—	9,193	—	9,193
Total comprehensive loss	—	—	—	—	—	(1,394,888)
September 30, 2009	2,085,010	$20,850	$20,959,635	$49,908	$(3,597,162)	$17,433,231

The accompanying notes are an integral part of these consolidated financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2009	2008
Operating activities
Net loss	$(1,404,081)	$(297,684)
Adjustments to reconcile net loss to cash provided by operating activities
Provision for loan losses	787,000	328,000
Depreciation	135,922	153,436
Amortization of investment securities premiums, net	2,717	2,126
Compensation expense related to stock options granted	119,387	127,365
Other-than-temporary impairment on non-marketable equity securities	60,404	—
Loss on sale and write downs of REO and repossessed assets	7,832	—
Increase in other assets, net	(536,898)	(182,252)
Increase (decrease) in other liabilities, net	76,144	(77,274)
Net cash provided by (used in) operating activities	(751,573)	53,717

Investing activities
Repayments (originations) of loans, net	12,819,273	(25,132,657)
Purchase of investment securities available for sale	(7,102,773)	—
Maturity of investment securities available for sale	3,000,000	—
Repayments of investment securities available for sale	519,956	592,588
Purchase of non-marketable equity securities, net	(6,700)	(541,204)
Purchase of property and equipment	(607,502)	(235,124)
Sale of other real estate owned	354,161	—
Net cash provided by (used in) investing activities	8,976,415	(25,316,397)

Financing activities
Increase in deposits, net	5,028,475	19,201,962
Increase (decrease) in borrowings	(3,017,516)	6,966,307
Net cash provided by financing activities	2,010,959	26,168,269

Net increase in cash and cash equivalents	10,235,801	905,589

Cash and cash equivalents at beginning of the period	4,117,886	2,617,663

Cash and cash equivalents at end of the period	$14,353,687	$3,523,252

Supplemental information:
Cash paid for
Interest	$2,560,964	$3,111,858
Income taxes	$—	$14,499
Schedule of non-cash transactions
Change in unrealized gain on securities, net of tax	$9,193	$(2,429)
Loans transferred to other real estate owned	$2,677,016	$—

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for 2008 as filed with the Securities and Exchange Commission.

Management performed an evaluation to determine whether or not there have been any subsequent events since the balance sheet date.  The evaluation was performed through November 10, 2009, the date on which the Company’s 10-Q was issued as filed with the Securities and Exchange Commission.

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

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162,” (“SFAS 168”).  SFAS 168 establishes the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities.  The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure.  Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. Changes to the ASC subsequent to June 30, 2009 are referred to as Accounting Standards Updates (“ASU”).  In conjunction with the issuance of SFAS 168, the FASB also issued its first Accounting Standards Update No. 2009-1, “Topic 105 —Generally Accepted Accounting Principles” (“ASU 2009-1”) which includes SFAS 168 in its entirety as a transition to the ASC.    ASU 2009-1 is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial position or results of operations but will change the referencing system for accounting standards.

Cash and Cash Equivalents - For purposes of reporting cash flows, cash and cash equivalents includes cash, amounts due from banks and federal funds sold.  Generally, federal funds are sold for one-day periods.

Loss per Share - Basic loss per share represents net loss divided by the weighted-average number of common shares outstanding during the period.  Dilutive loss per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued.  Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method.  For the three and nine month periods ended September 30, 2009 and 2008, as a result of the Company’s net loss, all of the potential common shares were considered anti-dilutive.

Fair Value Measurements - The Company applies the provisions of FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”), which provides a framework for measuring and disclosing fair value under generally accepted accounting principles.  ASC Topic 820 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available-for-sale investment securities) or on a nonrecurring basis (for example, impaired loans).

ASC Topic 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  ASC Topic 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:  Level 1 - quoted prices in active markets for identical assets or liabilities; Level 2 - observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and Level 3 - unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company is predominantly an asset-based lender with real estate serving as collateral on approximately 82% of loans.  Loans which are deemed to be impaired are valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral.  Such market values are generally obtained using independent appraisals or other market data, which the Company considers to be level 2 inputs (other observable inputs).  The aggregate carrying amount, net of specific reserves, of impaired loans at September 30, 2009 was $3.3 million.

Available-for-sale investment securities ($8,078,514 at September 30, 2009) are the only assets whose fair values are measured on a recurring basis using Level 2 inputs (other observable inputs).

Other real estate owned and repossessed assets, consisting of properties or other collateral such as vehicles obtained through foreclosure or in satisfaction of loans, are carried at fair value.  Market values are generally obtained using independent appraisals or other current market information, including but not limited to offers received on the property, which the Company considers to be level 2 inputs (other observable inputs).  The carrying amount of other real estate owned and repossessed assets at September 30, 2009 was $2,315,023.

The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis.  The Company also has no assets or liabilities whose fair values are measured using Level 1 or Level 3 inputs.

FASB ASC Topic 825 “Financial Instruments” (“ASC Topic 825”), requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  ASC Topic 825 defines a financial instrument as cash, evidence of an ownership interest in an entity or contractual obligations which require the exchange of cash or other financial instruments.  Certain items are specifically excluded from the disclosure requirements, including the Company’s common stock, property and equipment and other assets and liabilities.

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

The estimated fair values of the Company’s financial instruments at September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and due from banks	$6,498,687	$6,498,687	$1,724,886	$1,724,886
Federal funds sold	7,855,000	7,855,000	2,393,000	2,393,000
Investment securities available for sale	8,078,514	8,078,514	4,484,486	4,484,486
Non-marketable equity securities	1,546,100	1,546,100	1,599,804	1,599,804
Loans, net	105,552,488	93,815,109	121,835,777	106,952,831

Financial Liabilities:
Deposits	103,886,193	104,539,778	98,857,718	99,340,825
Federal Home Loan Bank advances	16,000,000	16,602,110	19,000,000	19,781,569
Securities sold under agreements to repurchase	46,577	46,577	64,093	64,093

NOTE 3 — INVESTMENT SECURITIES

Investment securities classified as “Available for Sale” are carried at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity (net of estimated tax effects).  Realized gains or losses on the sale of investments are based on the specific identification method.

At September 30, 2009, the investment portfolio included an unrealized gain of approximately $76,000. At September 30, 2009 the investment portfolio included three securities with a fair value of $3,015,958 and an amortized cost of $3,044,865 that had been in an unrealized loss position for less than twelve months and no securities in a loss position for more than twelve months.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in the fair value of these investment securities available for sale is attributed to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.  The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.

NOTE 4 — OTHER-THAN-TEMPORARY IMPAIRMENT

On May 1, 2009, Silverton Bank, N.A. the Bank’s primary correspondent bank, was closed by the Office of the Comptroller of the Currency and the FDIC was named Receiver.  The FDIC created a bridge bank, Silverton Bridge Bank, N.A., to take over the operations of Silverton Bank, N.A.  The creation of the bridge bank allowed its client banks to transition their correspondent banking needs to other providers with the least amount of disruptions until it ceased operations, as previously announced, on July 29, 2009.  As a result of the closure, it became highly unlikely that we will recover any portion of our investment in the stock of Silverton Bank, N.A.’s holding company, Silverton Financial Services, Inc.  Accordingly, the Bank recorded an other-than-temporary impairment charge of $60,404 which is included in noninterest income in the consolidated statements of operations.  The Bank’s original cost basis in the stock was $154,404, and the Bank recorded an other-than-temporary impairment charge of $94,000 as of December 31, 2008.  These two impairment charges have brought the carrying value of our investment to zero as of September 30, 2009.  In July 2009, the Bank moved all services once performed by Silverton Bank, N.A. to other correspondent banks, primarily Pacific Coast Bankers’ Bank.

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

•                  changes in deposit flows;

•                  changes in technology;

•                  changes in monetary and tax policies;

•                  adequacy of the level of our allowance for loan losses;

•                  the rate of delinquencies and amount of loans charged-off;

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

These risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on our Company.  During 2008 and continuing through the third quarter of 2009, the capital and credit markets experienced unprecedented levels of extended volatility and disruption. There can be no assurance that these unprecedented recent developments will not materially and adversely affect our business, financial condition and results of operations.

All forward-looking statements in this report are based on information available to us as of the date of this report.  Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee you that these expectations will be achieved.  We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Overview

The following discussion describes our results of operations for the three and nine month periods ended September 30, 2009 and 2008 and also analyzes our financial condition as of September 30, 2009.

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

Markets in the United States and elsewhere have experienced extreme volatility and disruption for more than 12 months.  These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence.  Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans.  Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions.  Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance.   In response to the challenges facing the financial services sector, several regulatory and governmental actions have been announced including:

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

We are participating in the unlimited deposit insurance component of the TLGP; however, we do not expect to issue unsecured debt before the termination of that component of the TLGP.  As a result of the enhancements to deposit insurance protection and the expectation that there will be demands on the FDIC’s deposit insurance fund, our deposit insurance costs have increased and will continue to increase significantly throughout 2009.  We have elected not to participate in the TARP Capital Purchase Program, but will consider participating in similar programs, if any, announced in the future.  Regardless of our lack of participation, governmental intervention and new regulations under these programs could materially and adversely affect our business, financial condition and results of operations.  The following discussion and analysis describes our performance in this challenging economic environment.

Results of Operations

Three months ended September 30, 2009 and 2008

We incurred a net loss of $374,159, or $0.18 per diluted share, for the quarter ended September 30, 2009 compared to a net loss of $25,288, or $0.01 per diluted share, for the quarter ended September 30, 2008, a difference of $348,871.  The increase in net loss is primarily due to a decrease in net interest income, in addition to increases in provision for loan losses, FDIC insurance premiums and noninterest expenses due to the opening of a new branch in February 2009, each of which is further discussed below.

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the three months ended September 30, 2009 and 2008.  We derived these yields by dividing annualized income or expense by the average balance of the corresponding assets or liabilities.  We derived average balances from the daily balances throughout the periods indicated.  The net amount of capitalized loan fees are amortized into interest income on loans.

	For the Three Months Ended September 30,
	2009			2008
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

Federal funds sold and other	$6,084,384	$11,490	0.75%	$2,271,095	$22,608	3.96%
Investment securities (1)	5,558,605	59,735	4.26	4,634,049	52,861	4.54
Loans (2)	113,170,781	1,425,590	5.00	122,335,330	1,831,631	5.96
Total interest-earning assets	$124,813,770	$1,496,815	4.76%	$129,240,474	$1,907,100	5.87%

NOW accounts	$5,844,955	$8,949	0.61%	$3,513,834	$13,875	1.57%
Savings & money market	15,765,694	74,678	1.88	13,495,438	93,874	2.77
Time deposits (excluding brokered time deposits)	32,728,882	241,045	2.92	30,160,886	300,440	3.96
Brokered time deposits	41,788,842	321,103	3.05	44,415,043	455,169	4.08
Total interest-bearing deposits	96,128,373	645,775	2.67	91,585,201	863,358	3.75
Borrowings	16,168,165	147,172	3.61	17,037,351	169,745	3.96
Total interest-bearing liabilities	$112,296,538	$792,947	2.80%	$108,622,552	$1,033,103	3.78%

Net interest spread			1.96%			2.09%
Net interest income/ margin		$703,868	2.24%		$873,997	2.69%

(1)                                  The average balances for investment securities exclude the unrealized gain recorded for available for sale securities.

(2)                                  Nonaccrual loans are included in average balances for yield computations.

For the three months ended September 30, 2009, we recognized $1.5 million in interest income and $792,947 in interest expense, resulting in net interest income of $703,868, a decrease of $170,129, or 19%, over the same period in 2008.   Average earning assets decreased to $124.8 million for the three months ended September 30, 2009 from $129.2 million for the three months ended September 30, 2008, a decrease of $4.4 million, or 3%.  Average interest bearing liabilities increased to $112.3 million for the three months ended September 30, 2009 from $108.6 million for the three months ended September 30, 2008, an increase of $3.7 million, or 3%.  Net interest margin, calculated as net interest income divided by average earning assets, decreased from 2.69% for the quarter ended September 30, 2008 to 2.24% for the quarter ended September 30, 2009, primarily due to a decrease in yield on earning assets from 5.87% to 4.76% between periods due to significant rate decreases initiated by the Federal Reserve Board during 2008.  This decrease was slightly offset by a lesser decrease in cost of funds from 3.78% to 2.80% between periods due to the mix of liabilities and the timing of their repricing.

Provision for loan losses was $137,000 for the quarter ended September 30, 2009, an increase of $80,000, or 140%, compared to the expense of $57,000 for the quarter ended September 30, 2008.  This increase in provision expense is due to an increase in classified and impaired loans between comparable quarters.  The provision for loan losses is discussed further below under “Provision and Allowance for Loan Losses”.

For the three months ended September 30, 2009, noninterest income was $68,155 compared to $42,467 for the three months ended September 30, 2008, an increase of $25,688, or 60%, between comparable periods primarily due to an increase in mortgage origination income of approximately $18,000.  Noninterest income for the three months ended September 30, 2009 and 2008 was derived from service charges on deposits, customer service fees, rental income, and mortgage origination income.

During the current quarter, we incurred noninterest expenses of $1,009,182, compared to noninterest expenses of $897,832 for the quarter ended September 30, 2008, an increase of $111,350, or 12%.  This increase of noninterest expenses for the three month period ended September 30, 2009 primarily resulted from an increase of $74,412 in insurance expense compared to the quarter ended September 30, 2008, primarily due to increased FDIC insurance premium assessments.  Compensation and benefits expense increased $10,346 and occupancy and equipment increased $14,458 due to the addition of the Simpsonville branch in February 2009.  Data processing and related costs decreased $7,742 due to savings realized as a result of the renewal of our core processing contract. Marketing expenses decreased $21,910 in the current period compared to the prior year comparable period as a result of more focused marketing efforts.  Other expenses increased $33,102 primarily as a result of approximately $32,000 of expenses and losses related to REO and repossessed assets.

Income tax benefit for the quarter ended September 30, 2009 was zero compared to $13,080 for the quarter ended September 30, 2008.  We analyzed the existing deferred tax assets of $1,356,882, included in other assets, and determined it is more likely than not that they will be recognized in future years based on projections in the near term and our forecasted projected income.  However, due to the unprecedented economic conditions specifically affecting the banking industry and the uncertainty as to the expected recovery period of the industry as a whole, we recorded a valuation allowance of 100% on all deferred tax assets generated during the quarter ended September 30, 2009.   The income tax benefit for the quarter ended September 30, 2008 is based on our estimated effective tax rate.

Nine months ended September 30, 2009 and 2008

We incurred a net loss of $1,404,081, or $0.67 per diluted share, for the nine month period ended September 30, 2009 compared to a net loss of $297,684, or $0.14 per diluted share, for the nine month period ended September 30, 2008, a difference of $1,106,397.  As discussed in greater detail below, the increase in net loss is primarily due to a decrease in net interest income, in addition to increases in provision for loan losses, FDIC insurance premiums, and noninterest expenses due to the opening of a new branch in February 2009.

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the nine months ended September 30, 2009 and 2008.  We derived these yields by dividing annualized income or expense by the average balance of the corresponding assets or liabilities.  We derived average balances from the daily balances throughout the periods indicated.  The net amount of capitalized loan fees are amortized into interest income on loans.

	For the Nine Months Ended September 30,
	2009			2008
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Federal funds sold and other	$4,593,833	$26,758	0.78%	$3,832,066	$101,021	3.52%
Investment securities (1)	4,651,833	151,898	4.37	4,847,866	165,342	4.56
Loans (2)	117,639,350	4,187,037	4.76	112,685,522	5,408,932	6.41
Total interest-earning assets	$126,885,016	$4,365,693	4.60%	$121,365,454	$5,675,295	6.25%

NOW accounts	$5,576,853	$24,882	0.60%	$3,629,194	$48,745	1.79%
Savings & money market	14,225,464	201,268	1.89	12,667,287	275,024	2.90
Time deposits (excluding brokered time deposits)	31,264,728	750,273	3.21	30,891,508	1,029,398	4.45
Brokered time deposits	45,557,637	1,107,363	3.25	40,962,613	1,348,292	4.40
Total interest-bearing deposits	96,624,682	2,083,786	2.88	88,150,602	2,701,459	4.09
Borrowings	17,741,760	442,975	3.34	13,287,275	417,415	4.20
Total interest-bearing liabilities	$114,366,442	$2,526,761	2.95%	$101,437,877	$3,118,874	4.11%

Net interest spread			1.65%			2.14%
Net interest income/ margin		$1,838,932	1.94%		$2,556,421	2.81%

(1)                                  The average balances for investment securities exclude the unrealized gain recorded for available for sale securities.

(2)                                  Nonaccrual loans are included in average balances for yield computations.

For the nine months ended September 30, 2009, we recognized $4.4 million in interest income and $2.5 million in interest expense, resulting in net interest income of $1.8 million, a decrease of $717,489, or 28%, over the same period in 2008.  Because of compression in our net interest margin, net interest income declined even though our average earning assets increased.  Average earning assets increased to $126.9 million for the nine months ended September 30, 2009 from $121.4 million for the nine months ended September 30, 2008, an increase of $5.5 million, or 5%.  Average interest bearing liabilities increased to $114.4 million for the nine months ended September 30, 2009 from $101.4 million for the nine months ended September 30, 2008, an increase of $12.9 million, or 13%.  Net interest margin, calculated as net interest income divided by average earning assets, decreased from 2.81% for the nine month period ended September 30, 2008 to 1.94% for the nine month period ended September 30, 2009 primarily due to a decrease in yield on earning assets from 6.25% to 4.60% between periods due to significant rate decreases initiated by the Federal Reserve Board during 2008.  This decrease was slightly offset by a lesser decrease in cost of funds from 4.11% to 2.95% between periods due to the mix of liabilities and the timing of their repricing.

Provision for loan losses was $787,000 for the nine month period ended September 30, 2009, an increase of $459,000, or 140%, compared to the expense of $328,000 for the nine month period ended September 30, 2008.  This increase in provision expense is due to an increase in classified and impaired loans between comparable quarters offset somewhat by net repayments of loans during the first nine months of 2009 compared to net loan originations for the comparable period in 2008.  The provision for loan losses is discussed further below under “Provision and Allowance for Loan Losses”.

For the nine months ended September 30, 2009, noninterest income was $176,730 compared to $79,422 for the nine months ended September 30, 2008, an increase of $97,308, or 123%, between comparable periods.  Mortgage origination income increased approximately $139,000 between periods; however, this increase was offset by the other-than-temporary impairment on non-marketable equity securities of $60,404 discussed in Note 4 to our Unaudited Consolidated Financial Statements included in this Quarterly Report.  Noninterest income for the nine months ended September 30, 2009 and 2008 was primarily derived from service charges on deposits, customer service fees, rental income, and mortgage origination income.

During the nine months ended September 30, 2009, we incurred noninterest expenses of $3,125,293, compared to noninterest expenses of $2,758,907 for the nine month period ended September 30, 2008, an increase of $366,385, or 13%.  This increase of noninterest expenses for the nine month period ended September 30, 2009 primarily resulted from an increase of $269,925 in insurance expense compared to the nine months ended September 30, 2008, primarily due to increased FDIC insurance premium assessments including a special assessment of approximately $60,000 paid in September 2009.  Compensation and benefits expense increased $95,297 due to the addition of the Simpsonville branch employees in February 2009 and increased mortgage origination income which resulted in higher commissions paid.  There were also small increases in data processing and related costs, and telephone and supplies due to the opening of the new branch.  Professional fees increased $26,065 due to consulting fees related to the renewal of our core processing contract as well as increased audit fees. Marketing expenses decreased $47,519 in the current period compared to the prior year comparable period as a result of more focused marketing efforts.  Occupancy and equipment decreased $12,038 compared to the prior year comparable period because a portion of the original fixed assets purchased at the Bank’s organization became fully depreciated in 2008.  This was offset somewhat by depreciation on the new fixed assets related to the Wade Hampton and Simpsonville branches.

Income tax benefit for the nine month period ended September 30, 2009 was $492,550 compared to $153,380 for the nine month period ended September 30, 2008.  The income tax benefit for the nine months ended September 30, 2009 and 2008 is based on our estimated effective tax rate and necessary valuation allowances.  The increase in income tax benefit is a result of the increase in net loss between periods. We analyzed the existing deferred tax assets of $1,356,882, included in other assets, and determined it is more likely than not that they will be recognized in future years based on projections in the near term and our forecasted projected income.  However, due to the unprecedented economic conditions specifically affecting the banking industry and the uncertainty as to the expected recovery period of the industry as a whole, we recorded a valuation allowance of 100% on all deferred tax assets generated during the quarter ended September 30, 2009.   We also recorded a valuation allowance of $20,537 against our deferred tax assets related to the other-than-temporary impairment as this is a capital loss which can only be offset against capital gains.

Assets and Liabilities

General

Total assets as of September 30, 2009 were $137.7 million, representing a slight increase of $811,602, or 0.6%, compared to December 31, 2008.  The small change in assets is due to an increase in cash and cash equivalents of $10.2 million which was the result of net loan repayments of $12.8 million and an increase in deposits of $5.0 million offset by an increase in investment securities of $3.6 million and a decrease in total borrowings of $3.0 million.  At September 30, 2009, our total assets consisted principally of $6.5 million in cash and due from banks, $7.9 million in federal funds sold, $8.1 million in investment securities, $105.6 million in net loans, and $3.8 million in property and equipment.  Our management closely monitors and seeks to maintain appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and demand.

Liabilities at September 30, 2009 totaled $120.3 million, representing an increase of $2.1 million, or 2%, compared to December 31, 2008, and consisted principally of $103.9 million in deposits and $16.0 million in borrowings consisting of Federal Home Loan Bank (“FHLB”) Advances and customer repurchase agreements.  At September 30, 2009, shareholders’ equity was $17.4 million compared to $18.7 million at December 31, 2008.

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, we invest a substantial percentage of our earning assets in our loan portfolio.  At September 30, 2009, our loan portfolio consisted primarily of $68.9 million of commercial real estate loans, $16.6 million of commercial business loans, and $22.3 million of consumer and home equity loans.

We discontinue accrual of interest on a loan when we conclude it is doubtful that we will be able to collect interest from the borrower.  We reach this conclusion by taking into account factors such as the borrower’s financial condition, economic and business conditions, and the results of our previous collection efforts.  Generally, we place a delinquent loan in non-accrual status when the loan becomes 90 days or more past due.  When we place a loan in non-accrual status, we reverse all interest which has been accrued on the loan but remains unpaid and deduct this interest from earnings as a reduction of reported interest income.  We do not accrue any additional interest on the loan balance until we conclude the collection of both principal and interest is reasonably certain. We had approximately $2.6 million and $394,950 in non-accrual loans at September 30, 2009 and December 31, 2008, respectively.  This increase between periods is due to several new loans which were changed to non-accrual status as a result of a review of these relationships, their payment history and the current economic environment.  Non-accrual loans represented 2.44% of gross loans at September 30, 2009.  We continue to carefully monitor each of these loans and have established specific reserves as warranted based on a review of the underlying collateral of each loan as well as the financial condition of each borrower.

At September 30, 2009, we had ten loans totaling $4.0 million that were considered impaired with specific reserves of approximately $671,000 allocated in the allowance for loan losses.  Impaired loans consisted of $3.4 million of loans secured by real estate and approximately $622,000 of commercial loans with other forms of collateral.  Loans which are deemed to be impaired are valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral.  Such market values are generally obtained using independent appraisals or other market data such as recent offers to the borrower.  At September 30, 2009, we were not aware of any potential problem loans that were not already considered for impairment or categorized as impaired or non-accrual.

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations.  The allowance for loan losses for the three and nine months ended September 30, 2009 and 2008 is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Balance at beginning of the period	$2,261,977	$1,554,491	$1,611,977	$1,283,491
Provision for loan losses	137,000	57,000	787,000	328,000
Loans charged-off	(252,442)	—	(252,442)	—
Recoveries of loans previously charged-off	—	—	—	—
Balance at end of the period	$2,146,535	$1,611,491	$2,146,535	$1,611,491

As of September 30, 2009, the allowance for loan losses was $2.1 million, or 1.99% of gross loans, compared to $1.6 million, or 1.31% of gross loans as of December 31, 2008.  Provision for loan losses was $137,000 for the quarter ended September 30, 2009, an increase of $80,000, or 140%, compared to the expense of $57,000 for the quarter ended September 30, 2008.  For the nine months ended September 30, 2009, provision for loan losses was $787,000, an increase of $459,000, or 140%, over the nine months ended September 30, 2008.  This increase in provision expense is due to an increase in classified and impaired loans between comparable periods.

The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible.  We strive to follow a comprehensive, well-documented, and consistently applied analysis of our loan portfolio in determining an appropriate level for the allowance for loan losses.  Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate.  Our determination of the allowance for loan losses is based on what we believe are all significant factors that impact the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans.  We also consider subjective issues such as changes in lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons.  Due to our limited operating history, to date the provision for loan losses has been made primarily as a result of our assessment of general loan loss risk compared to banks of similar size and maturity.  Due to our short operating history, the loans in our loan portfolio and our lending relationships are of very recent origin.  In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process known as seasoning.  As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio.  Because our loan portfolio is new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels.   If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.  Periodically, we will adjust the amount of the allowance based on changing circumstances.  We will charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses.  There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

The recent downturn in the real estate market has resulted in increased loan delinquencies, defaults and foreclosures, primarily in our commercial real estate portfolio.  In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure, and there is a risk that this trend will continue.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  If real estate values continue to decline, it is also more likely that we would be required to increase our allowance for loan losses.  This downturn in the real estate market has resulted in an increase in our nonperforming loans, and there is a risk that this trend will continue, which could result in additional losses of earnings and increases in our provision for loan losses and loans charged-offs.

Other Real Estate Owned and Repossessed Assets

As of September 30, 2009 we have $2,278,523 in other real estate owned and $36,500 in repossessed assets.  Other real estate owned consists of $1.2 million of residential properties, $1.0 million of land and approximately $124,000 of commercial office space.  Charge offs of $193,654 were taken on these relationships at the time of transfer to other real estate owned and repossessed assets as a result of a decline in the approximate fair values of the collateral based on current market information.   One property was sold during the quarter ended September 30, 2009 resulting in a loss of $3,682.  Subsequent to repossession, based on new market information, $4,150 was charged to expense to write down the value of repossessed assets.  In October 2009, the repossessed assets were sold, and no material gain or loss was recognized.

Deposits

Our primary source of funds for loans and investments is our deposits.  At September 30, 2009, we had $103.9 million in deposits, representing an increase of $5.0 million, or 5%, compared to December 31, 2008.  Deposits at September 30, 2009 consisted primarily of $13.8 million in demand deposit accounts, $19.0 million in money market accounts and $70.9 million in time deposits.  During the fourth quarter of 2006, we began obtaining deposits outside of our local market area in the form of brokered time deposits.  Due to the interest rate environment in our market, as well as strong competition from other banking and financial services companies in gathering deposits, brokered time deposits allow us to obtain funding in order to support loan growth.  At September 30, 2009, we had $40.2 million in brokered time deposits, a decrease of $9.3 million compared to December 31, 2008.  We are seeking to reduce our reliance on brokered time deposits and other noncore funding sources, while focusing our efforts to gather core deposits in our local market.

Borrowings

We use borrowings to fund growth of earning assets in excess of deposit growth.  Borrowings totaled $16.0 million at September 30, 2009, compared to $19.1 million at December 31, 2008.  This decrease is due to the repayment of a FHLB advance in the amount of $3.0 million in May 2009 which was funded by net loan repayments.  FHLB Advances accounted for $16.0 million of total borrowings.  These advances are secured with approximately $33.0 million of first and second mortgage loans, $1.4 million in cash and $1.1 million of stock in the FHLB.    The remaining balance in borrowings represents customer repurchase agreements.

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

We are a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made for leverage purposes, if so desired, in an amount up to 20% of the total assets of the Bank.  We also pledge collateral to the Federal Reserve Bank’s Borrower-in-Custody of Collateral program, and our available credit under this program was approximately $9.0 million as of September 30, 2009.  We have federal funds purchased lines of credit through two correspondent banks totaling $5.0 million.

We believe our liquidity sources are adequate to meet our operating needs. The level of liquidity is measured by the cash, cash equivalents, and investment securities available for sale to total assets ratio, which was at 16.29% at September 30, 2009.  Our liquidity ratio has increased during the year from 6.28% as of December 31, 2008 as a result of net loan payoffs and an increase in retail deposits offset by a decrease in brokered time deposits and FHLB advances.  We carefully focused on liquidity management during the first nine months of 2009.  We will continue to reduce brokered time deposits as cash balances, retail deposit growth and operating needs allow.

Impact of Off-Balance Sheet Instruments

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities.  These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2009, we had issued commitments to extend credit of $13.6 million through various types of lending arrangements.  We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.  Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.  We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Commitments and Contingencies

As of September 30, 2009, there were no significant firm commitments outstanding for capital expenditures.

Capital Resources

Total shareholders’ equity decreased to $17.4 million at September 30, 2009 from $18.7 million at December 31, 2008, due to our net loss of $1,404,081 for the nine months ended September 30, 2009, partially offset by the increase of $9,193 in unrealized gain on securities available for sale and the capital impact of $119,387 in compensation expense related to stock option grants. We believe that our capital is sufficient to fund the activities of the Bank’s operations and that the rate of net losses will not deteriorate our capital base below required regulatory levels. Nevertheless, we are not immune to the unprecedented levels of extended volatility and disruption in the capital and credit markets and can give no assurances with respect to our capital levels.

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

The Bank is also  required  to  maintain  capital  at a minimum  level  based on quarterly  average  assets,  which  is  known as the leverage  ratio.  Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%.  All others are subject to maintaining ratios 1% to 2% above the minimum.  The Bank exceeded its minimum regulatory capital ratios as of September 30, 2009, as well as the ratios to be considered “well capitalized.”

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at September 30, 2009.

(Dollars in thousands)

	Actual		Well Capitalized Requirement		Adequately Capitalized Requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets	$14,462	12.62%	$11,461	10.0%	$9,169	8.0%
Tier 1 capital to risk weighted assets	$13,020	11.36%	$6,877	6.0%	$4,585	4.0%
Tier 1 capital to average assets	$13,020	9.74%	$6,685	5.0%	$5,348	4.0%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2009.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

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

Date: November 10, 2009	By:	/s/ Lawrence R. Miller
Lawrence R. Miller
Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2009	By:	/s/ Katie N. Tuttle
Katie N. Tuttle
Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.