Form 10-K
period 2009-12-31
Independence Bancshares, Inc.
filed 2010-03-12
CIK 1311828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For The Fiscal Year Ended: December 31, 2009.

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Transition Period from                       to

Commission file number 000-51907

Independence Bancshares, Inc.

(Exact name of registrant as specified in its charter)

South Carolina	20-1734180
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 E. Washington Street, Greenville, SC	29601
(Address of principal executive offices)	(Zip Code)

864-672-1776

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The estimated aggregate market value of the Common Stock held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers) of the Company on June 30, 2009 was $13,721,600.  This calculation is based upon an estimate of the fair market value of the Common Stock of $10.00 per share, which was the price of the last several trades of which management is aware prior to this date.

The number of shares outstanding of the issuer’s common stock, as of March 12, 2010 was 2,085,010.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the Annual Meeting of Shareholders           Part III (Items 9-12, 14) to be held on May 12, 2010

PART I

Item 1.  Business.

This report, including information included or incorporated by reference in this document, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance.  These statements are based on many assumptions and estimates and are not guarantees of future performance.  Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control.  The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “believe,” “continue,” “assume,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements.  Potential risks and uncertainties that could cause our actual results to differ from those anticipated in our forward-looking statements include, but are not limited, to the following:

•                  reduced earnings due to higher credit losses generally and specifically because losses in the sectors of our loan portfolio secured by real estate are greater than expected due to economic factors, including, but not limited to,  declining real estate values, increasing interest rates, increasing unemployment, or changes in payment behavior or other factors;

•                  reduced earnings due to higher credit losses because our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral;

•                  high concentration of real estate-based loans collateralized by real estate in a weak commercial real estate market;

•                  significant increases in competitive pressure in the banking and financial services industries;

•                  changes in the interest rate environment which could reduce anticipated margins;

•                  changes in political conditions or the legislative or regulatory environment;

•                  general economic conditions, either nationally or regionally and especially in our primary service area, being less favorable than expected, resulting in, among other things, a deterioration in credit quality;

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

These risks are exacerbated by the developments over the last 24 months in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on our Company.  During 2008 and 2009, the capital and credit markets experienced unprecedented levels of extended volatility and disruption. There can be no assurance that these unprecedented recent developments will not materially and adversely affect our business, financial condition and results of operations.

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

General

Independence Bancshares, Inc. (the “Company”) is a South Carolina corporation organized to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956 and the South Carolina Banking and Branching Efficiency Act of 1996, and to own and control all of the capital stock of Independence National Bank (the “Bank”).  Our Bank is a national association organized under the laws of the United States and provides banking services to consumers and small- to mid-size businesses, principally in Greenville County, South Carolina.  The Bank opened for business on May 16, 2005.

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

Banking Services

The Bank is primarily engaged in the business of accepting demand and time deposits and providing commercial, consumer and mortgage loans to the general public.  Deposits in the Bank are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum amount, which is currently $250,000 for each non-retirement depositor and $250,000 for certain retirement-account depositors.  The FDIC’s temporary increase of coverage up to $250,000 from $100,000 for each non-retirement depositor expires on December 31, 2013.  , The Bank is participating in the FDIC’s Temporary Liquidity Guarantee Program (discussed below in greater detail) which, in part, fully insures non-interest bearing transaction accounts.  Other services which the Bank offers include online banking, commercial cash management, remote deposit capture, safe deposit boxes, bank official checks, traveler’s checks, and wire transfer capabilities.

Location and Service Area

Our primary market is Greenville County, which is located in the upstate region of South Carolina.  The Greenville metropolitan area, positioned on the I-85 corridor, is home to one of the nation’s largest concentrations of international investment.  We believe, with such significant investment and growth potential, the area’s demographics have changed considerably over the past 10 years.  The Cities of Fountain Inn, Greenville, Greer, Mauldin, Simpsonville, and Travelers Rest make up Greenville County.  According to the 2000 United States Census, while the population in the City of Greenville has remained stable between 56,000 and 58,000 residents for several decades, the most dramatic numerical growth has occurred in Greer, Mauldin and Simpsonville, where dozens of new single-family developments and apartment communities have been constructed since 1980.

Our main office is located in Greenville, one block off a major artery, and provides excellent visibility for the Bank.  In October 2007 we opened a full service branch on Wade Hampton Boulevard in Taylors, South Carolina.  In February 2009, we opened our third full service location in Simpsonville, South Carolina at the intersection of Highways 14 and 417.  These branch offices have extended the market reach of our Bank and have increased our personal service delivery capabilities to all of our customers.  We have and plan to continue to take advantage of existing contacts and relationships with individuals and companies in this area to more effectively market the services of the Bank.

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

Loan Approval.  Certain credit risks are inherent in making loans.  These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers.  We attempt to mitigate repayment risks by adhering to internal credit policies and procedures.  These policies and procedures include officer and client lending limits, a multi-layered approval process for larger loans, documentation examination, and follow-up procedures for exceptions to credit policies.  Our loan approval policies provide for various levels of officer lending authority.  When the amount of aggregate loans to a single borrower exceeds an individual officer’s lending authority, the loan request will be considered by an executive officer with a higher lending limit, executive officers combining authority or the directors’ loan committee.  We do not make any loans to any director or executive officer of the Bank unless the loan is approved by the board of directors of the Bank and is on terms not more favorable than would be available to a person not affiliated with the Bank.

Credit Administration and Loan Review.  We maintain a continuous loan review system.  We also apply a credit grading system to each loan, and we use an independent consultant to review the loan files on a test basis to confirm our loan grading.  Each loan officer is responsible for each loan he or she makes, regardless of whether other individuals or committees joined in the approval.  This responsibility continues until the loan is repaid or until the loan is officially assigned to another officer.

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

Real Estate Mortgage Loans.  The principal component of our loan portfolio is loans secured by real estate mortgages.  We obtain a security interest in real estate whenever possible, in addition to any other available collateral, in order to increase the likelihood of the ultimate repayment of the loan.  At December 31, 2009, loans secured by first or second mortgages on real estate made up approximately 84% of our loan portfolio.

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

•                  Commercial Real Estate Loans.  Commercial real estate loans generally have terms of five years or less, although payments may be structured on a longer amortization basis.  We evaluate each borrower on an individual basis and attempt to determine its business risks and credit profile.  We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 85%.  We generally require that debtor cash flow exceed 120% of monthly debt service obligations.  We typically review all of the personal financial statements of the principal owners and require their personal guarantees.  These reviews generally reveal secondary sources of payment and liquidity to support a loan request.

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

Deposit Services

Our principal source of funds is core deposits.  We offer a full range of deposit services, including checking accounts, commercial accounts, NOW accounts, savings accounts, and time deposits of various types, ranging from daily money market accounts to long-term certificates of deposit.  We solicit these accounts from individuals, businesses, associations, organizations and governmental authorities.  During the fourth quarter of 2006, we also began obtaining deposits outside of our local market area in the form of brokered time deposits.  Due to the interest rate environment in our market, as well as strong competition from other banking and financial services companies in gathering deposits, brokered time deposits allow us to obtain funding at a lower interest rate in order to support loan growth.  We continue to reduce our reliance on brokered time deposits and other noncore funding sources, while focusing our efforts to gather core deposits in our local market.  Deposit rates are reviewed regularly by senior management of the Bank.  We believe that the rates we offer are competitive with those offered by other financial institutions in our area.

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

Market Share

As of June 30, 2009, the most recent date for which market data is available, total deposits in the Bank’s primary service area were almost $12.8 billion, an increase of 4% over $12.3 billion from 2008.  At June 30, 2009, the Bank’s deposits represented 0.81% of the market, decreasing slightly from 0.82% at June 30, 2008.

Employees

As of March 12, 2010, we had 27 full-time employees and two part-time employees.

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

On January 20, 2010, the Bank entered into a written formal agreement (“Formal Agreement”) with the Office of the Comptroller of the Currency (“OCC”) to improve its performance. The Formal Agreement is based on the findings of the OCC during a 2009 on-site examination of the Bank.  Since the completion of the examination, the Board of Directors and management of the Bank have been aggressively working to address the findings of the exam and will continue to work to comply with all the requirements of the Formal Agreement.  In addition, entry into the Formal Agreement did not change the Bank’s “well-capitalized” status.

The Formal Agreement seeks to enhance the Bank’s existing practices and procedures in several areas. Under the terms of the Formal Agreement, the Bank is required to take the following actions:  (i) update and adhere to its three-year strategic plan, capital program and profit plan designed to improve the condition of the Bank; (ii) improve its liquidity position and maintain adequate sources of funding; (iii) obtain a determination of no supervisory objection from the OCC before accepting, renewing, or rolling over brokered deposits; (iv) protect the Bank’s interest in assets criticized by the OCC; (v) manage its concentrations of commercial real estate loans; (vi) reduce extensions of credit exceeding the Bank’s legal lending limit to conforming amounts; (vii) obtain credit information on all loans lacking such information and ensure proper collateral documentation is in place; and (viii) update and implement written policies/programs addressing asset-liability management, interest rate risk, liquidity risk, criticized assets, allowance for loan and lease losses, loan portfolio management, asset diversification and concentration monitoring, interested-party transactions, and legal lending limits.  Additionally, the Bank is required to submit periodic reports to the OCC regarding various aspects of the foregoing actions.  The Bank’s Board of Directors has appointed a compliance committee to monitor and coordinate the Bank’s performance under the Formal Agreement.

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

Markets in the United States and elsewhere have experienced extreme volatility and disruption over the past two years.  These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence.  Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans.  Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions.  Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance.  In response to the challenges facing the financial services sector, several regulatory and governmental actions have been announced including:

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

•                  On October 14, 2008, the FDIC announced the creation of the Temporary Liquidity Guarantee Program (“TLGP”), which seeks to strengthen confidence and encourage liquidity in the banking system.  The TLGP has two primary components that are available on a voluntary basis to financial institutions:

•                  Guarantee of newly-issued senior unsecured debt; the guarantee would apply to new debt issued on or before October 31, 2009 and would provide protection until December 31, 2012; issuers electing to participate would pay a 75 basis point fee for the guarantee; and

•                  Unlimited deposit insurance for non-interest bearing deposit transaction accounts; financial institutions electing to participate will pay a 10 basis point premium in addition to the insurance premiums paid for standard deposit insurance.

•                  On February 10, 2009, the U.S. Treasury announced the Financial Stability Plan, which earmarked $350 billion of the TARP funds authorized under EESA. Among other things, the Financial Stability Plan includes:

•                  A capital assistance program that will invest in mandatory convertible preferred stock of certain qualifying institutions determined on a basis and through a process similar to the Capital Purchase Program;

•                  A consumer and business lending initiative to fund new consumer loans, small business loans and commercial mortgage asset-backed securities issuances;

•                  A new public-private investment fund that will leverage public and private capital with public financing to purchase up to $500 billion to $1 trillion of legacy “toxic assets” from financial institutions; and

•                  Assistance for homeowners by providing up to $75 billion to reduce mortgage payments and interest rates and establishing loan modification guidelines for government and private programs.

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

•                  On March 23, 2009, the U.S. Treasury, in conjunction with the FDIC and the Federal Reserve, announced the Public-Private Partnership Investment Program for Legacy Assets which consists of two separate plans, addressing two distinct asset groups:

•                  The first plan is the Legacy Loan Program, which has a primary purpose to facilitate the sale of troubled mortgage loans by eligible institutions, including FDIC-insured federal or state banks and savings associations. Eligible assets are not strictly limited to loans; however, what constitutes an eligible asset will be determined by participating banks, their primary regulators, the FDIC and the Treasury. Under the Legacy Loan Program, the FDIC has sold certain troubled assets out of an FDIC receivership in two separate transactions relating to the failed Illinois bank, Corus Bank, NA, and the failed Texas bank, Franklin Bank, S.S.B. These transactions were completed in September 2009 and October 2009, respectively.

•                  The second plan is the Securities Program, which is administered by the Treasury and involves the creation of public-private investment funds to target investments in eligible residential mortgage-backed securities and commercial mortgage-backed securities issued before 2009 that originally were rated AAA or the equivalent by two or more nationally recognized statistical rating organizations, without regard to rating enhancements (collectively, “Legacy Securities”). Legacy Securities must be directly secured by actual mortgage loans, leases or other assets, and may be purchased only from financial institutions that meet TARP eligibility requirements. Treasury received over 100 unique applications to participate in the Legacy Securities PPIP and in July 2009 selected nine public-private investment fund managers.  As of December 31, 2009, public-private investment funds have completed initial and subsequent closings on approximately $6.2 billion of private sector equity capital, which was matched 100% by Treasury, representing $12.4 billion of total equity capital. Treasury has also provided $12.4 billion of debt capital, representing $24.8 billion of total purchasing power. As of December 31, 2009, public-private investment funds have drawn-down approximately $4.3 billion of total capital which has been invested in certain non-agency residential mortgage backed securities and commercial mortgage backed securities and cash equivalents pending investment.

•                  On May 22, 2009, the FDIC levied a one-time special assessment on all banks due on September 30, 2009; and

•                  On November 12, 2009, the FDIC issued a final rule to require banks to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012 and to increase assessment rates effective on January 1, 2011.

We are participating in the unlimited deposit insurance component of the TLGP; however, we did not issue unsecured debt before the termination of that component of the TLGP.  As a result of the enhancements to deposit insurance protection and the expectation that there will be demands on the FDIC’s deposit insurance fund, our deposit insurance costs increased significantly in 2009.  We have elected not to participate in the TARP Capital Purchase Program, but will consider participating in similar programs, if any, announced in the future.  Regardless of our lack of participation, governmental intervention and new regulations under these programs could materially and adversely affect our business, financial condition and results of operations.

Although it is likely that further regulatory actions will arise as the Federal government attempts to address the economic situation, we cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

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

Independence National Bank

The Bank operates as a national banking association incorporated under the laws of the United States and subject to examination by the OCC.  Deposits in the Bank are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum amount, which is currently $100,000 for each non-retirement depositor and $250,000 for certain retirement-account depositors.  However, the FDIC has increased the coverage up to $250,000 for each non-retirement depositor through December 31, 2013, and the Bank is participating in the FDIC’s Temporary Liquidity Guarantee Program (discussed above in greater detail) which, in part, fully insures non-interest bearing transaction accounts.  The OCC and the FDIC regulate or monitor virtually all areas of the Bank’s operations, including:

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

The OCC requires that the Bank maintain specified  ratios of capital to assets and imposes limitations on the Bank’s aggregate investment in real estate, bank premises, and furniture and fixtures.  Two categories of regulatory capital are used in calculating these ratios—Tier 1 capital and total capital.  Tier 1 capital generally includes common equity, retained earnings, a limited amount of qualifying preferred stock, and qualifying minority interests in consolidated subsidiaries, reduced by goodwill and certain other intangible assets, such as core deposit intangibles, and certain other assets.  Total capital generally consists of Tier 1 capital plus Tier 2 capital, which includes the allowance for loan losses, preferred stock that did not qualify as Tier 1 capital, certain types of subordinated debt and a limited amount of other items.

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

In addition to the Formal Agreement discussed above, the OCC has established Individual Minimum Capital Ratio levels of tier 1 and total capital for the Bank that are higher than the minimum and well capitalized ratios applicable to all banks.  We must maintain total risk-based capital of at least 12%, Tier 1 capital of at least 10%, and a leverage ratio of at least 9%.

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

Usually, if a bank is not well capitalized, it cannot accept brokered time deposits without prior FDIC approval and, if approval is granted, cannot offer an effective yield in excess of 75 basis points on interests paid on deposits of comparable size and maturity in such institution’s normal market area for deposits accepted from within its normal market area, or national rate paid on deposits of comparable size and maturity for deposits accepted outside a bank’s normal market area.  Under the terms of the Formal Agreement, the Bank cannot renew, rollover or accept brokered time deposits unless it receives prior OCC approval.  If the Bank becomes less than adequately capitalized, it must adopt a capital restoration plan acceptable to the OCC that is subject to a limited performance guarantee by the corporation.  The Bank also would become subject to increased regulatory oversight, and is increasingly restricted in the scope of its permissible activities.  Each company having control over an undercapitalized institution also must provide a limited guarantee that the institution will comply with its capital restoration plan.  Except under limited circumstances consistent with an accepted capital restoration plan, an undercapitalized institution may not grow.  An undercapitalized institution may not acquire another institution, establish additional branch offices or engage in any new line of business unless determined by the appropriate Federal banking agency to be consistent with an accepted capital restoration plan, or unless the FDIC determines that the proposed action will further the purpose of prompt corrective action.  The appropriate federal banking agency may take any action authorized for a significantly undercapitalized institution if an undercapitalized institution fails to submit an acceptable capital restoration plan or fails in any material respect to implement a plan accepted by the agency.  A critically undercapitalized institution is subject to having a receiver or conservator appointed to manage its affairs and for loss of its charter to conduct banking activities.

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

As of December 31, 2009, the Bank was deemed to be “well capitalized.”

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

On October 3, 2008, President George W. Bush signed the Emergency Economic Stabilization Act of 2008, which temporarily raises the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor.  The temporary increase in deposit insurance coverage became effective immediately upon the President’s signature.  The legislation provides that the basic deposit insurance limit will return to $100,000 on December 31, 2013.

Under regulations effective January 1, 2007, the FDIC adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based upon supervisory and capital evaluations.  For deposits held as of March 31, 2009, institutions were assessed at annual rates ranging from 12 to 50 basis points, depending on each institution’s risk of default as measured by regulatory capital ratios and other supervisory measures.  Effective April 1, 2009, assessments also took into account each institution’s reliance on secured liabilities and brokered deposits.  This resulted in assessments ranging from 7 to 77.5 basis points.  In May 2009, the FDIC issued a final rule which levied a special assessment applicable to all insured depository institutions totaling 5 basis points of each institution’s total assets less Tier 1 capital as of June 30, 2009, not to exceed 10 basis points of domestic deposits.  This special assessment was part of the FDIC’s efforts to rebuild the Deposit Insurance Fund.  As a result, we incurred increased insurance costs during 2009 than in previous periods.

In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011.  In December 2009, we paid $1.2 million in prepaid risk-based assessments, which included approximately $78,000 related to the fourth quarter of 2009 that would have been otherwise payable in the first quarter of 2010.  The assessment amount related to the fourth quarter of 2009 is included in deposit insurance expense for 2009.  The remaining $1.1 million in prepaid deposit insurance is included in other assets in the accompanying balance sheet as of December 31, 2009.

FDIC insured institutions are required to pay a Financing Corporation assessment to fund the interest on bonds issued to resolve thrift failures in the 1980s.  These assessments, which may be revised based upon the level of deposits, will continue until the bonds mature in the years 2017 through 2019.

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

Proposed Legislation and Regulatory Action.  Legislative and regulatory proposals regarding changes in banking, and the regulation of banks, federal savings institutions, and other financial institutions and bank and bank holding company powers are being considered by the executive branch of the federal government, Congress and various state governments. Certain of these proposals, if adopted, could significantly change the regulation or operations of banks and the financial services industry. New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of the nation’s financial institutions. On June 17, 2009, the U.S. Treasury released a white paper entitled “Financial Regulatory Reform — A New Foundation: Rebuilding Financial Supervision and Regulation” (the “Proposal”) which calls for sweeping regulatory and supervisory reforms for the entire financial sector and seeks to advance the following five key objectives: (i) promote robust supervision and regulation of financial firms, (ii) establish comprehensive supervision of financial markets, (iii) protect consumers and investors from financial abuse, (iv) provide the government with additional powers to monitor systemic risks, supervise and regulate financial products and markets, and to resolve firms that threaten financial stability, and (v) raise international regulatory standards and improve international cooperation.

The Proposal includes the creation of a new federal government agency, the National Bank Supervisor (“NBS”) that would charter and supervise all federally chartered depository institutions, and all federal branches and agencies of foreign banks. It is proposed that the NBS take over the responsibilities of the OCC, which currently charters and supervises nationally chartered banks, such as the Bank, and the responsibility for the institutions currently supervised by the Office of Thrift Supervision, which supervises federally chartered savings institutions and federal savings institution holding companies.

The elimination of the OCC, as proposed by the administration, also would result in a new regulatory authority for the Bank. There is no assurance as to how this new supervision by the NBS will affect our operations going forward.

The Proposal also includes the creation of a new federal agency designed to enforce consumer protection laws. The Consumer Financial Protection Agency (“CFPA”) would have authority to protect consumers of financial products and services and to regulate all providers (bank and non-bank) of such services. The CFPA would be authorized to adopt rules for all providers of consumer financial services, supervise and examine such institutions for compliance, and enforce compliance through orders, fines, and penalties. The rules of the CFPA would serve as a “floor” and individual states would be permitted to adopt and enforce stronger consumer protection laws. If adopted as proposed, we may become subject to multiple laws affecting its provision of loans and other credit services to consumers, which may substantially increase the cost of providing such services.

On February 2, 2010, the U.S. President called on the U.S. Congress to create a new Small Business Lending Fund.  Under this proposal, $30 billion in TARP funds would be transferred to a new program outside of TARP to support small business lending.  As proposed, only small- and medium-sized banks would qualify to participate in the program.

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of the nation’s financial institutions.  We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Item 1A.  Risk Factors.

Negative developments in the financial industry and the domestic and international credit markets have adversely affected our operations and results.

Negative developments in the latter half of 2007 and continuing through  2008 and 2009 in the global credit and securitization markets have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing into 2010.  As a result of this “credit crunch,” commercial as well as consumer loan portfolio performances have deteriorated at many institutions and the competition for deposits and quality loans has increased significantly.  In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline.  Global securities markets, and bank holding company stock prices in particular, have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets.  As a result, significant new federal laws and regulations relating to financial institutions, including, without limitation, the EESA and the U.S. Treasury Department’s Capital Purchase Program, have been adopted.  Furthermore, the potential exists for additional federal or state laws and regulations regarding, among other matters, lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders.  Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance.  We can provide no assurance regarding the manner in which any new laws and regulations will affect us.

Our failure to comply with provisions of a formal written agreement with the OCC could subject us to enforcement action and reputational damage.

We entered into an agreement with the OCC on January 20, 2010 in which we committed to enhance the Bank’s existing practices and procedures.  Under the terms of the Formal Agreement, the Bank is required to take the following actions:  (i) update and adhere to its three-year strategic plan, capital program and profit plan designed to improve the condition of the Bank; (ii) improve its liquidity position and maintain adequate sources of funding; (iii) obtain a determination of no supervisory objection from the OCC before accepting, renewing, or rolling over brokered deposits; (iv) protect the Bank’s interest in assets criticized by the OCC; (v) manage its concentrations of commercial real estate loans; (vi) reduce extensions of credit exceeding the Bank’s legal lending limit to conforming amounts; (vii) obtain credit information on all loans lacking such information and ensure proper collateral documentation is in place; and (viii) update and implement written policies/programs addressing asset-liability management, interest rate risk, liquidity risk, criticized assets, allowance for loan and lease losses, loan portfolio management, asset diversification and concentration monitoring, interested-party transactions, and legal lending limits.  As a result of entering into a written agreement we will not meet the regulatory requirements to be eligible for expedited processing of branch applications and certain other regulatory approvals, and we will be required to get OCC or FDIC approval before making certain payments to departing executives and before adding new directors or senior executives. The Bank’s regulators have considerable discretion in whether to grant required approvals, and no assurance can be given that such approvals will be forthcoming. We expect that the matters covered by the requirements of the agreement, are and would be appropriate and prudent responses to the issues we are facing, and would not materially adversely impact the Bank’s operating results or financial condition.

If we fail to comply with the terms of our written agreement with the OCC, the OCC has the authority to subject us to a cease and desist order with more restrictive terms, to impose civil money penalties on us and our directors and officers, and, under certain circumstances, to remove directors and officers from their positions with the Bank, which could have a material adverse effect on our business.

We are required to maintain high capital levels.

The OCC has established Individual Minimum Capital Ratio levels of Tier 1 leverage ratio (9%), Tier 1 risk-based capital ratio (10%) and total risk-based capital ratio (12%) for the Bank that are higher than the minimum and well capitalized ratios applicable to banks generally. The Bank’s capital levels in categories of total risk-based capital and Tier 1 leverage ratio are above those required under its Individual Minimum Capital Ratios.  However, if we fail to maintain these required capital levels, the OCC may deem noncompliance to be an unsafe and unsound banking practice which may make the Bank subject to a capital directive, a consent order, or such other administrative actions or sanctions as the OCC considers necessary.  It is uncertain what actions, if any, the OCC would take with respect to noncompliance with these ratios, what action steps the OCC might require the Bank to take to remedy this situation, and whether such actions would be successful.

Our FDIC Deposit Insurance premiums have risen significantly in the recent past and may continue to increase in the future as a result of our risk assessment category and increased assessment rates imposed by the FDIC.

As a member institution of the FDIC, we are required to pay deposit insurance premium assessments to the FDIC.  During the year ended December 31, 2009, we paid approximately $366,000 in deposit insurance assessments including $61,176 due to a special assessment by the FDIC on all institutions.  Due to the recent failure of several unaffiliated FDIC insurance depository institutions, and the FDIC’s new Temporary Liquidity Guarantee Program, the deposit insurance premium assessments paid by all banks will likely continue to increase.  In addition, new FDIC requirements shift a greater share of any increase in such assessments onto institutions with higher risk profiles, including banks with heavy reliance on brokered deposits, such as our Bank.  In the fourth quarter of 2009, the FDIC collected prepaid insurance assessments for the three years ending December 31, 2012 in an effort to restore fund balances.  We were required to pay approximately $1.1 million in prepaid insurance premiums which is included in other assets at December 31, 2009.  Continued increases in this expense would have a material adverse effect on our financial condition.

There can be no assurance that recently enacted legislation will help stabilize the U.S. financial system.

As described above under Supervision and Regulation, in response to the challenges facing the financial services sector, a number of regulatory and governmental actions have been enacted or announced.  There can be no assurance that these government actions will achieve their purpose.  The failure of the financial markets to stabilize, or a continuation or worsening of the current financial market conditions, could have a material adverse affect on our business, our financial condition, the financial condition of our customers, our common stock trading price, as well as our ability to access credit.  It could also result in declines in our investment portfolio which could be “other-than-temporary impairments.”

Continuation of the economic downturn could reduce our customer base, our level of deposits, and demand for financial products such as loans.

Our success significantly depends upon the growth in population, income levels, deposits, and housing starts in our markets.  The current economic downturn has negatively affected the markets in which we operate and, in turn, the quality of our loan portfolio.  If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally remain unfavorable, our business may not succeed.  A continuation of the economic downturn or prolonged recession would likely result in the continued deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business.  Interest received on loans represented approximately 95% of our interest income for the year ended December 31, 2009.  If the economic downturn continues or a prolonged economic recession occurs in the economy as a whole, borrowers will be less likely to repay their loans as scheduled.  Moreover, in many cases the value of real estate or other collateral that secures our loans has been adversely affected by the economic conditions and could continue to be negatively affected.  Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies.  A continued economic downturn could, therefore, result in losses that materially and adversely affect our business.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market hurt our business.

A significant portion of our loan portfolio is secured by real estate.  As of December 31, 2009, 84% of our loans had real estate as a primary or secondary component of collateral.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  A weakening of the real estate market in our primary market area has resulted in an increase in the number of borrowers who have defaulted on their loans and a reduction in the value of the collateral securing their loans, which in turn has adversely affected our profitability and asset quality.  If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.  Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

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

•                  historical loan loss experience;

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

While we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances we have made loans which exceed either our internal underwriting guidelines, supervisory guidelines, or both.  We are permitted to hold loans that exceed supervisory guidelines up to 100% of our capital.  We have made loans that exceed our internal guidelines to a limited number of our customers who have significant liquid assets, net worth, and amounts on deposit with the Bank.  As of December 31, 2009, approximately $11.6 million of our loans, or 79% of our Bank’s capital, had loan-to-value ratios that exceeded regulatory supervisory guidelines.  In addition, supervisory limits on commercial loan-to-value exceptions are generally set at 30% of our Bank’s capital.  At December 31, 2009, $9.7 million of our commercial loans, or 66% of our Bank’s capital, exceeded the supervisory loan-to-value ratio.  Management is taking steps, including requesting additional collateral, requesting principal reductions, or reevaluating the property through in-house appraisals or new appraisals, to correct the Bank’s supervisory exception position.  The number of loans in our portfolio with loan-to-value ratios in excess of supervisory guidelines, our internal guidelines, or both could increase the risk of delinquencies and defaults in our portfolio.

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

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are assessed periodically by management to determine if they are realizable. Factors in management’s determination include the performance of the business including the ability to generate capital gains from a variety of sources and tax planning strategies. If based on available information, it is more likely than not that the deferred income tax asset will not be realized then a valuation allowance must be established with a corresponding charge to net income. Our valuation allowance of $396,020, as of December 31, 2009, based on future facts and circumstances may not be sufficient. Charges to increase our valuation allowance could have a material adverse effect on our results of operations and financial position.

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

Our success also depends, in part, on our continued ability to attract and retain experienced loan originators, as well as other management personnel.  Competition for personnel can be intense, and we may not be successful in attracting or retaining qualified personnel.  Our failure to compete for these personnel, or the loss of the services of several of such key personnel, could adversely affect our growth strategy and seriously harm our business, results of operations, and financial condition.

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

Proposals for further regulation of the financial services industry are continually being introduced in the Congress of the United States of America and the General Assembly of the State of South Carolina.  The agencies regulating the financial services industry also periodically adopt changes to their regulations.  See the “Supervision and Regulation” section of this Form 10-K for a summary description of proposed regulations and legislative action that has been introduced and/or adopted over the past two years. It is possible that additional legislative proposals may be adopted or regulatory changes may be made that would have an adverse effect on our business.

Our operations may require us to raise additional capital in the future, but that capital may not be available when it is needed.

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

Item 1B.  Unresolved Staff Comments.

Not Applicable.

Item 2.  Properties.

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

Item 4.  [Removed and Reserved].

Item 5.  Market for Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

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

As of March 12, 2010, there were 2,085,010 shares of common stock outstanding held by approximately 577 shareholders of record.  All of our currently issued and outstanding common stock was issued in our initial public offering which was completed in May 2005.  The price per share in our initial public offering was $10.00.

There is currently no established public trading market in our common stock, and trading and quotations of our common stock have been limited and sporadic. Because there has not been an established market for our common stock, we may not be aware of all prices at which our common stock has been traded. We have not determined whether the trades of which we are aware were the result of arm’s-length negotiations between the parties. Based on information available to us from a limited number of sellers and purchasers of common stock who have engaged in privately negotiated transactions of which we are aware, there were approximately eleven stock trades in 2009 ranging from $4.00 to $2.90. These trades occurred in the third and fourth quarters.

We have not declared or paid any cash dividends on our common stock since our inception.  For the foreseeable future, we do not intend to declare cash dividends.  We intend to retain earnings to grow our business and strengthen our capital base.  Our ability to pay dividends depends on the ability of our subsidiary, Independence National Bank, to pay dividends to us.  As a national bank, the Bank may only pay dividends out of its net profits, after deducting expenses, including losses and bad debts.  In addition, the Bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the Bank’s net profits of the preceding two consecutive half-year periods (in the case of an annual dividend).  The approval of the OCC will be required if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years less any required transfers to surplus.  The OCC also has the authority under federal law to enjoin a national bank from engaging in what in its opinion constitutes an unsafe or unsound practice in conducting its business, including the payment of a dividend under certain circumstances. Further, under the terms of the Formal Agreement, we must present a dividend policy to the OCC that is in compliance with our approved capital program and the aforementioned restrictions, which we must adhered to upon receipt of no supervisory objection by the OCC.

Item 6.  Selected Financial Data.

Not applicable.

Item 7.  Management’s Discussion and Analysis or Plan of Operation.

CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements.  Our significant accounting policies are described in footnote 1 to our audited consolidated financial statements as of December 31, 2009.

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

General

Our Bank opened for business on May 16, 2005.  We completed our stock offering in May 2005, upon the issuance of 2,085,010 shares with net proceeds totaling $20.5 million.  We capitalized the Bank with $18 million of the proceeds from the stock offering.  In December, 2009, we invested another $1 million of excess cash into the Bank.

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

We have included a number of tables to assist in our description of these measures.  For example, the “Average Balances” table shows the average balance during 2009 and 2008 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category.  A review of this table shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we intend to channel a substantial percentage of our earning assets into our loan portfolio.  We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included a table to help explain this.  Finally, we have included a number of tables that provide detail about our investment securities, our loans, and our deposits and other borrowings.

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

Markets in the United States and elsewhere have experienced extreme volatility and disruption for more than 24 months.  These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence.  Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans.  Dramatic slowdowns in the housing industry with falling home prices and increasing foreclosures and unemployment have created strains on financial institutions.  Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance.  The following discussion and analysis describes our performance in this challenging economic environment.

The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements.  We encourage you to read this discussion and analysis in conjunction with our financial statements and the other statistical information included in this report.

Results of Operations

General

Our net loss for the year ended December 31, 2009 was $2,161,089, or a net loss of $1.04 per share, compared to a net loss of $484,506 for the year ended December 31, 2008, or $0.23 per share.

Net Interest Income

Net interest income was $2.4 million for the year ended December 31, 2009, a decrease of $865,290 or 26.3% over net interest income of $3.3 million for the year ended December 31, 2008.  As described in greater detail below, this decrease in net interest income was due to a greater decrease in the yield on earning assets, principally loans, than the decrease in our cost of interest bearing liabilities.  The decrease in the yield on loans was due to decreases in market rates throughout 2008 in addition to a sharp increase in non-accrual loans in 2009 due to the economic downturn.  Net interest income is the Company’s primary source of revenue.  Net interest income is the difference between income earned on assets and interest paid on deposits and borrowings used to support such assets.  Net interest income is determined by the rates earned on the Company’s interest-earning assets and the rates paid on its interest-bearing liabilities, the relative amounts of interest-earning assets and interest-bearing liabilities, and the degree of mismatch and the maturity and repricing characteristics of its interest-earning assets and interest-bearing liabilities.

Our consolidated net interest margin for the year ended December 31, 2009 was 1.92%, a decrease of 74 basis points from the net interest margin for the year ended December 31, 2008 of 2.66%.  Earning assets averaged $126.2 million for the year ended December 31, 2009, increasing from $123.8 million for the year ended December 31, 2008.  The net interest margin is calculated as net interest income divided by year-to-date average earning assets.  Our net interest spread was 1.64% for the year ended December 31, 2009 compared to 2.03% for the year ended December 31, 2008.  The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities.  In pricing deposits, we considered our liquidity needs, the direction and levels of interest rates and local market conditions.  As such, higher rates have been paid initially to attract deposits.  Borrowings averaged $17.1 million for the year ended December 31, 2009, increasing from $14.5 million for the year ended December 31, 2008.

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

	For the Year Ended December 31,
	2009			2008
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

Interest-earning assets:
Federal funds sold and other	$5,612,741	$37,867	0.67%	$3,548,080	$106,464	3.00%
Investment securities (1)	5,559,325	220,860	3.97%	4,757,603	216,406	4.55%
Loans (2)	115,027,119	5,433,262	4.72%	115,533,205	7,089,375	6.14%
Total interest-earning assets	126,199,185	5,691,989	4.51%	123,838,888	7,412,245	5.99%
Non-interest-earning assets	10,476,505			3,708,011
Total assets	$136,675,690			$127,546,899

Interest-bearing liabilities:
NOW accounts	$5,599,293	33,848	0.60%	$3,620,696	60,386	1.67%
Savings & money market	16,196,753	308,151	1.90%	12,555,248	354,328	2.82%
Time deposits (excluding brokered time deposits)	30,957,197	940,829	3.04%	30,385,594	1,301,756	4.28%
Brokered time deposits	43,997,223	1,396,920	3.18%	42,922,927	1,823,250	4.25%
Total interest-bearing deposits	96,750,466	2,679,748	2.77%	89,484,465	3,539,720	3.96%
Borrowings	17,112,081	584,832	3.42%	14,495,326	579,826	4.00%
Total interest-bearing liabilities	113,862,547	3,264,580	2.87%	103,979,791	4,119,546	3.96%
Non-interest-bearing liabilities	4,787,128			4,619,684
Shareholders’ equity	18,026,015			18,947,424
Total liabilities and shareholders’ equity	$136,675,690			$127,546,899
Net interest spread			1.64%			2.03%
Net interest income/ margin		$2,427,409	1.92%		$3,292,699	2.66%

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

	2009 Compared to 2008
	Total Change	Change in Volume	Change in Rate
Interest-earning assets:
Federal funds sold and other	$(68,597)	$41,360	$(109,957)
Investment securities	4,454	33,831	(29,377)
Loans	(1,656,113)	(30,921)	(1,625,192)
Total interest income	(1,720,256)	44,270	(1,764,526)

Interest-bearing liabilities:
Interest-bearing deposits	(859,972)	178,937	(1,038,909)
Borrowings	5,006	96,236	(91,230)
Total interest expense	(854,966)	275,173	(1,130,139)

Net Interest Income	$(865,290)	$(230,903)	$(634,387)

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

Our provision for loan losses was $1,212,000 for the year ended December 31, 2009, an increase of $847,950 or 232.9% from provision of $364,050 for the year ended December 31, 2008.  The increase in provision for loan losses is due to the increase in impaired and non-accrual loans and their related specific reserves in addition to an increase in the general allowance allocation due to declining economic conditions and increased charge off levels.  The allowance as a percentage of gross loans increased to 1.71% at December 31, 2009 from 1.31% at December 31, 2008.  Specific reserves were approximately $208,000 on impaired loans of approximately $6.7 million.  As of December 31, 2009, the general reserve allocation was 1.62% of gross loans not impaired compared to 1.30% as of December 31, 2008.

Non-interest Income

Non-interest income for the year ended December 31, 2009 was $267,116, an increase of $214,714 or 409.7%, compared to $52,402 for the year ended December 31, 2008. The increase in non-interest income primarily related to residential loan origination fees which increased $154,893, or 165.8%, from $93,423 for the year ended December 31, 2008 to $248,316 for the year ended December 31, 2009 as a result of the addition of a full-time residential mortgage originator in April 2008.  For the year ended December 31, 2009, other income was $45,431, an increase of $15,422 or 51.4%, compared to $30,009 for the year ended December 31, 2008.  The increase in other income is due to increased fees, such as ATM surcharges, generated by our new Simpsonville branch which opened in February 2009.  Included in other income for the year ended December 31, 2009 was $26,618 in rental income related to the lease of our land at South Irvine Street.  Service fees on deposit accounts also increased from 2008 to 2009 by $10,803 due to the opening of the Simpsonville branch.  For the years ended December 31, 2009 and 2008, we recorded impairment charges of $60,404 and $94,000, respectively, on our Silverton Bank, N.A. stock which now has a basis of zero.

Non-interest Expenses

The following table sets forth information related to our non-interest expenses for the years ended December 31, 2009 and 2008.

	2009	2008
Compensation and benefits	$2,129,443	$2,007,078
Occupancy and equipment	548,896	544,782
Insurance	486,651	140,005
Data processing and related costs	318,949	316,137
Professional fees	211,095	202,215
Marketing	128,262	179,114
Telephone and supplies	79,359	68,555
Other	233,509	163,426
Total non-interest expenses	$4,136,164	$3,621,312

Non-interest expenses increased $514,852 or 14.2% for the year ended December 31, 2009.  The primary reason for this increase is due to the opening of our Simpsonville branch in February 2009 resulting in almost a full year of operating expenses related to this branch in 2009 compared to no operating expense related to this branch for 2008.  Operating expenses affected were compensation and benefits, occupancy and equipment, data processing and related costs, telephone and supplies and other.  Increases in these accounts were offset somewhat by a decrease in marketing expenses during 2009 as a result of more focused marketing efforts.  Insurance expense increased primarily due to increased FDIC insurance premium assessments which increased from $68,031 for the year ended December 31, 2008 to $366,372 (including $61,176 due to the FDIC’s special assessment) for the year ended December 31, 2009.  Other non-interest expense for the year ended December 31, 2009 includes $81,585 in expenses and losses on other real estate owned and repossessed assets due to new activity in these account during 2009 as a result of the economic downturn.

Income Tax Benefit

An income tax benefit of $492,550 and $155,755 was recognized for the years ended December 31, 2009 and 2008, respectively.  For the year ended December 31, 2009, we completed an analysis of whether a valuation allowance should be recorded against our deferred tax assets. Accounting literature states that a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized. The determination of whether a deferred tax asset is realizable is based on weighting all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified. During third quarter 2009, it became evident that the unprecedented economic conditions specifically affecting the banking industry had increased the uncertainty as to the timing of the expected recovery period of the industry as a whole.  Although later than many areas of the United States, it also became more evident that our local market and our Bank were affected by these deteriorating economic conditions.  These events led us to record a valuation allowance of 100% on all deferred tax assets generated beginning July 1, 2009 through December 31, 2009.  We have analyzed the existing deferred tax assets of $1.4 million, net of the valuation allowance, included in other assets, and determined it is more likely than not that they will be recognized in future years based on forecasted projected income in the near term, the fact that we had reached profitable operations prior to the economic decline, our strong capital position, and our month-to-month improvement in net interest margin during 2009.  Our projections include moderate balance sheet growth, maintenance of liquidity levels, no branch expansion, the sale of our land in downtown Greenville, interest rate projections based on leading economic analyses, and the maintenance of higher than historical charge-off and allowance for loan losses levels.  We will continue to analyze our deferred tax assets and related valuation allowance each quarter taking into account performance compared to forecast and current economic or internal information that would impact forecasted earnings.

Balance Sheet Review

General

At December 31, 2009, we had total assets of $135.3 million, a decrease of $1.6 million or 1.2% from total assets of $136.9 million at December 31, 2008.  This decrease in assets was driven by a $15.7 million or 12.9% decrease in net loans, which decreased from $121.8 million at December 31, 2008 to $106.1 million at December 31, 2009.  Other assets at December 31, 2009 consisted of cash and due from banks of $4.9 million; federal funds sold of $5.3 million, investment securities available for sale of $8.2 million, non-marketable equity securities of $1.5 million, property and equipment of $3.8 million, other real estate owned and repossessed assets of $2.4 million and accrued interest receivable and other assets of $3.1 million.  Total liabilities at December 31, 2009 were $118.6 million compared to $118.2 million at December 31, 2008, an increase of $443,093 or 0.4%.  At December 31, 2009, liabilities consisted of deposits of $104.3 million, FHLB advances of $14.0 million, securities sold under agreements to repurchase of $157,992, and accrued interest payable and other liabilities of $190,884.  Shareholders’ equity at December 31, 2009 was $16.7 million, compared to $18.7 million at December 31, 2008, a decrease of $2.0 million or 10.8%.  This decrease was primarily a result of our net loss for the year ended December 31, 2009 offset by compensation expense related to stock options granted and an increase in the unrealized gain on investment securities.  Our management closely monitors and seeks to maintain appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and demand.  A more detailed analysis of the primary components of our balance sheet follows.

Investments

At December 31, 2009, the $8.2 million in our investment securities portfolio represented approximately 6.0% of total assets.  Investments increased from $4.5 million at December 31, 2008, or 3.3% of total assets.  Increases in investment balances during 2009 were due to purchases of new investment securites with excess liquidity offset by normal investment maturities and repayments.  At December 31, 2009 and 2008, we held Government-sponsored enterprise securities and mortgage-backed securities as investment securities available for sale.  Also at December 31, 2009, we held one taxable municipal bond as an investment security available for sale.  The amortized costs and the fair value of our investments at December 31, 2009 and 2008 are shown in the following table.

	2009		2008
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available for Sale
Government-sponsored enterprises	$3,031,796	$3,023,657	$2,000,000	$2,023,750
Mortgage-backed securities	4,731,232	4,775,305	2,422,796	2,460,736
Municipals, taxable	373,693	372,686	—	—
Total	$8,136,721	$8,171,648	$4,422,796	$4,484,486

Contractual maturities and yields on our investment securities available for sale at December 31, 2009 are shown in the following table.  Expected maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	One year or less		After one year through five years		After five years through ten years		After ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for Sale
Government-sponsored enterprises	$—	—	$3,031,796	1.77%	$—	—	$—	—	$3,031,796	1.77%
Mortgage-backed securities	743,953	4.09%	277,538	4.77	736,600	4.80%	2,973,141	4.48%	4,731,232	4.48
Municipals, taxable	—	—	—	—	373,693	4.15	—	—	373,693	4.15
Total	$743,953	4.09%	$3,309,334	2.02%	$1,110,293	4.58%	$2,973,141	4.48%	$8,136,721	3.46%

At December 31, 2009 and 2008, we also held non-marketable equity securities, which consisted of Federal Reserve Bank stock of $444,600 and $485,400, respectively, Federal Home Loan Bank stock of $1,101,500 and $1,054,000, respectively.  These investments are carried at cost, which approximates fair maket value.  At December 31, 2008 the Bank also owned fifty shares of stock valued at $60,404 in Silverton Financial Services, Inc., the holding company for Silverton Bank, N.A., the Bank’s primary correspondent bank.  The Bank’s original investment cost was $154,404.  An other-than-temporary impairment charge of $94,000 was taken for the year ended December 31, 2008 based on declines in the trading value of the stock, the economic decline and its impact on bank stock prices as well as financial information received from Silverton Bank, N.A.  On May 1, 2009, Silverton Bank, N.A. was closed by the Office of the Comptroller of the Currency and the FDIC was named Receiver.  As a result of the closure, it became highly unlikely that we will recover any portion of our investment in the stock of Silverton Financial Services, Inc.  Accordingly, the Bank recorded an other-than-temporary impairment charge of $60,404 which is included in noninterest income in the consolidated statements of operations.  These two impairment charges have brought the carrying value of our investment to zero as of December 31, 2009.

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio.  Average loans for the year ended December 31, 2009 were $115.0 million, a very slight decrease compared to average loans of $115.5 million for the year ended December 31, 2008.  Before allowance for loan losses, gross loans outstanding at December 31, 2009 were $108.0 million, or 79.8% of total assets, compared to $123.4 million, or 90.2% of total assets at December 31, 2008.  During 2009, we adopted measures to promote the long term stability of the Bank.  These measures included restructuring the balance sheet to focus on credit quality and management of our funding sources to increase liquidity and net interest margin.  As a result, loans decreased $15.4 million during the year.  Funds from net loan payoffs were used to repay brokered deposits and FHLB Advances as well as to strengthen our investment securities portfolio.

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

The following table summarizes the composition of our loan portfolio as of December 31, 2009 and 2008.

	2009		2008
		% of		% of
	Amount	Total	Amount	Total
Real Estate:
Commercial	$45,865,608	42.5%	$48,034,745	38.9%
Construction and development	28,325,005	26.2	31,205,453	25.3
Consumer residential	9,136,646	8.5	11,178,445	9.0
Home equity	7,723,312	7.2	10,990,823	8.9
Total real estate	91,050,571	84.4	101,409,466	82.1
Commerical business	15,161,839	14.0	20,053,376	16.2
Consumer - other	1,937,553	1.8	2,187,326	1.8
Deferred origination fees, net	(172,494)	(0.2)	(202,414)	(0.1)
Gross loans	107,977,469	100.0%	123,447,754	100.0%
Less allowance for loan losses	(1,847,513)		(1,611,977)
Total loans, net	$106,129,956		$121,835,777

The largest component of our loan portfolio at year-end was commercial real estate loans which represented 42.5% of the portfolio.  Due to the short time our portfolio has existed, the current mix may not be indicative of the ongoing portfolio mix.  We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration of certain types of collateral.

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at December 31, 2009.

		After one
	One year	but within	After five
	or less	five years	years	Total
Real Estate:
Commercial	$6,850,470	$37,154,030	$1,861,108	$45,865,608
Construction and development	22,277,412	6,047,593	—	28,325,005
Consumer residential	1,398,574	6,298,266	1,439,806	9,136,646
Home equity	—	—	7,723,312	7,723,312
Total real estate	30,526,456	49,499,889	11,024,226	91,050,571
Commercial business	5,725,447	8,758,279	678,113	15,161,839
Consumer - other	975,024	534,003	428,526	1,937,553
Gross loans	$37,226,927	$58,792,171	$12,130,865	$108,149,963
Deferred origination fees, net				(172,494)
Gross loans, net of deferred fees				$107,977,469

Loans maturing - after one year with
Fixed interest rates				$25,258,423
Floating interest rates				$45,664,613

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations.  At December 31, 2009, the allowance for loan losses was $1,847,513, or 1.71% of gross loans, compared to 1,611,977 at December 31, 2008, or 1.31% of gross loans.  The increase in the allowance for loan losses is a result, in large part, of the general conditions of the current economic climate, including, among other things, a rise in unemployment, which affects borrowers’ ability to repay, and the decrease in values in the real estate market, which affects the value of collateral securing certain loans with the Bank.  The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible.  We strive to follow a comprehensive, well-documented, and consistently applied analysis of our loan portfolio in determining an appropriate level for the allowance for loan losses.  Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate.  Our determination of the allowance for loan losses is based on what we believe are all significant factors that impact the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans.  We also consider subjective issues such as changes in lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons.  Due to our limited operating history, to date the provision for loan losses has been made primarily as a result of our assessment of general loan loss risk compared to banks of similar size and maturity.  Due to our short operating history, the loans in our loan portfolio and our lending relationships are of very recent origin.  In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process known as seasoning.  As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio.  Because our loan portfolio is new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels.   If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.  Periodically, we will adjust the amount of the allowance based on changing circumstances.  We will charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses.  There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

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

The following table summarizes the activity related to our allowance for loan losses for the years ended December 31, 2009 and 2008.

	2009	2008

Balance, beginning of year	$1,611,977	$1,283,491
Charge-offs
Construction and development	(231,343)	—
Consumer residential	(43,594)	—
Commercial	(276,001)	(35,564)
Consumer	(425,588)	—
Total charge-offs	(976,526)	(35,564)
Total recoveries	62	—
Net loans charged-off	(976,464)	(35,564)
Provision for loan losses	1,212,000	364,050
Balance, end of year	$1,847,513	$1,611,977

Net charge-offs to average loans	0.85%	0.03%

We do not allocate the allowance for loan losses to specific categories of loans.  Instead, we evaluate the adequacy of the allowance for loan losses on an overall portfolio basis utilizing our credit grading system which we apply to each loan.  We have retained an independent consultant to review the loan files on a test basis to confirm the grading of samples of loans.

Nonperforming Assets

During the years ended December 31, 2009 and 2008, the Bank charged off loans in the amount of $976,526 and $35,564, respectively.  At December 31, 2009 and 2008, there were non-accrual loans of $6.7 million and $394,950, respectively, included in the above loan balance.  Foregone interest income related to non-accrual loans equaled $459,757 and $18,531 for the years ended December 31, 2009 and 2008, respectively.  No interest income was recognized on non-accrual loans during 2009 and 2008.  At both December 31, 2009 and 2008, there were no accruing loans which were contractually past due 90 days or more as to principal or interest payments.  Generally, a loan will be placed on non-accrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful.  The increase in the amount of nonperforming assets from 2008 to 2009 is due, in large part, to general economic conditions, including, but not limited to, declining real estate values, rising unemployment and certain other factors affecting borrowers’ ability to repay.

At December 31, 2009, impaired loans amounted to approximately $6.7 million for which a reserve of approximately $208,000 was allocated in the allowance.  During 2009, the average recorded investment in impaired loans was approximately $4.5 million.  At December 31, 2008, impaired loans amounted to approximately $1.9 million for which a reserve of approximately $35,000 was allocated in the allowance. During 2008, the average recorded investment in impaired loans was approximately $498,000.  At December 31, 2009, we were not aware of any potential problem loans that were not already considered for impairment or categorized as impaired or non-accrual.

Other Real Estate Owned and Repossessed Assets

As of December 31, 2009 we have $1,956,499 in other real estate owned and $455,391 in repossessed assets.  Other real estate owned consists of approximately $842,000 of residential properties, $1.0 million of land and approximately $124,000 of commercial office space.  Repossessed assets consists of approximately $95,000 of equipment and $360,000 in contract rights.  Charge offs of $438,388 were taken on these relationships at the time of transfer to other real estate owned and repossessed assets as a result of a decline in the approximate fair values of the collateral based on current market information.   Three properties were sold during the year ended December 31, 2009 resulting in a loss of $6,550.  Subsequent to repossession, based on new market information, $28,674 was charged to expense to write down the value of other real estate owned and repossessed assets.

Deposits and Other Interest-Bearing Liabilities

Our primary source of funds for loans and investments is our deposits and short-term repurchase agreements.  Average total deposits for the years ended December 31, 2009 and 2008 were $101.2 million and $93.7 million, respectively.  The following table shows the balance outstanding and the average rates paid on deposits held by us for the years ended December 31, 2009 and 2008.

	2009		2008
	Amount	Rate	Amount	Rate

Non-interest bearing demand deposits	$5,243,210	—%	$4,708,170	—%
Interest bearing demand deposits	5,488,665	0.58	4,592,392	0.74
Money market accounts	24,079,548	1.93	11,500,807	2.00
Savings accounts	103,887	0.40	204,525	0.50
Time deposits less than $100,000	11,274,792	2.35	8,735,223	3.64
Time deposits of $100,000 or more	19,138,822	2.27	19,686,147	3.70
Brokered time deposits less than $100,000	36,687,240	2.98	48,934,954	3.43
Brokered time deposits of $100,000 or more	2,259,292	1.05	495,500	1.69
Total	$104,275,456	2.22%	$98,857,718	3.03%

Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets.  Core deposits increased $16.4 million, or 55.3%, from $29.7 million at December 31, 2008 to $46.2 million at December 31, 2009.  Beginning in the fourth quarter of 2006, we chose to obtain deposits outside of our local market area in the form of brokered time deposits.  Due to the interest rate environment in our market, as well as strong competition from other banking and financial services companies in gathering deposits, brokered time deposits allow us to obtain funding at a lower interest rate in order to support loan growth.  At December 31, 2009, we had $38.9 million in brokered time deposits, a decrease of $10.5 million, or 21.2%, from the balance at December 31, 2008 of $49.4 million.  This decrease in brokered time deposits was a result of funding received from net loan payoffs as well as growth in core deposits.  We will continue to reduce our reliance on brokered time deposits and other noncore funding sources, while focusing our efforts to gather core deposits in our local market.  Total retail, or customer, deposits increased $15.9 million during 2009.  Our loan-to-deposit ratio was 101.8% and 123.2% at December 31, 2009 and 2008, respectively.

All of our time deposits are certificates of deposits.  The maturity distribution of our time deposits of $100,000 or more at December 31, 2009 is as follows:

Three months or less	$6,091,610
Over three through six months	2,704,102
Over six through twelve months	11,848,778
Over twelve months	753,624
Total	$21,398,114

Short-Term Borrowings

At December 31, 2009 and 2008, respectively, the Bank had sold $157,992 and $64,093 of securities under agreements to repurchase with brokers with a weighted rate of 0.75% and 0.50%, respectively that mature in less than 90 days.  These agreements were secured with approximately $428,000 and $343,000 of investment securities, respectively.  The securities, under agreements to repurchase, averaged $182,637 during 2009, with $377,894 being the maximum amount outstanding at any month-end.  The average rate paid in 2009 was 0.86%.  The securities, under agreements to repurchase, averaged $358,184 during 2008, with $1,672,772 being the maximum amount outstanding at any month-end. The average rate paid in 2008 was 2.30%.

At December 31, 2009, the Bank had unused lines of credit to purchase federal funds for $5.0 million.  The lines of credit are available on a one to fourteen day basis for general corporate purposes of the Bank.  The lenders have reserved the right to withdraw the lines at their option.  At December 31, 2009, the Bank had pledged $13.5 million in loans to the Federal Reserve Bank’s Borrower-in-Custody of Collateral program.  Our available credit under this line was approximately $8.9 million as of December 31, 2009.

Federal Home Loan Bank Advances

At December 31, 2009 and 2008, respectively, the Bank had $14.0 million and $19.0 million of advances from the FHLB with a weighted average rate of 3.81% and 3.12%.  The Bank utilizes FHLB advances as long-term sources of funding. These advances are secured with approximately $35.9 million and $42.5 million, respectively, of first and second mortgage loans and $1,101,500 and $1,054,000, respectively, of stock in the FHLB.  The FHLB advances averaged $16.9 million during 2009, with $19.0 million being the maximum amount outstanding at any month-end.  The FHLB advances averaged $13.7 million during 2008, with $19.0 million being the maximum amount outstanding at any month-end.  The average rate paid in 2009 and 2008 was 3.45% and 4.09%, respectively.

Capital Resources

Total shareholders’ equity was $16.7 million at December 31, 2009, a decrease of $2.0 million or 10.8% from $18.7 million at December 31, 2008.  Shareholders’ equity decreased during 2009 primarily due to the net loss for the year ended December 31, 2009 of $2.1 million.  Other components of the change in shareholders’ equity related to a decrease in the unrealized gain on investment securities, net of tax, of $17,663 and compensation expense related to stock options granted of $156,887.

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

As of January 20, 2010, the Bank entered into a Formal Agreement with its primary regulator, the OCC. The Agreement seeks to enhance the Bank’s existing practices and procedures in the areas of management oversight, strategic and capital planning, credit risk management, credit underwriting, liquidity, and funds management.

In response, the Bank has set up a compliance committee of its board to oversee management’s response to all sections of the Formal Agreement. The committee also monitors adherence to deadlines for submission to the OCC of information required under the Formal Agreement. The Board of Directors and management of the Bank have been aggressively working to address the findings of the exam and will continue to work to comply with all the requirements of the Formal Agreement.

In addition, the OCC has established Individual Minimum Capital Ratio levels of Tier 1 and total capital for the Bank that are higher than the minimum and well capitalized ratios applicable to all banks.  We must maintain total risk-based capital of at least 12%, Tier 1 capital of at least 10%, and a leverage ratio of at least 9%.  If we fail to maintain these required capital levels, the OCC may deem noncompliance to be an unsafe and unsound banking practice which may make the Bank subject to a capital directive, a consent order, or such other administrative actions or sanctions as the OCC considers necessary.  It is uncertain what actions, if any, the OCC would take with respect to noncompliance with these ratios, what action steps the OCC might require the Bank to take to remedy this situation, and whether such actions would be successful.

The following table sets forth the Bank’s and Holding Company’s various capital ratios at December 31, 2009 and 2008.  For all periods, the Bank was considered “well capitalized”.

	Bank		Holding Company
	2009	2008	2009	2008

Total risk-based capital	12.7%	12.9%	14.5%	15.1%
Tier 1 risk-based capital	11.5%	11.6%	13.3%	13.9%
Leverage capital	9.9%	11.1%	11.5%	13.3%

We believe that our capital is sufficient to fund the activities of our Bank’s operations and that the rate of net losses will not deteriorate our capital base below required regulatory levels. Nevertheless, we are not immune to the unprecedented levels of extended volatility and disruption in the capital and credit markets and can give no assurances with respect to our capital levels.  As of December 31, 2009, there were no significant firm commitments outstanding for capital expenditures.

Return on Equity and Assets

The following table shows the return on average assets (net income (loss) divided by average total assets), return on average equity (net income (loss) divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the years ended December 31, 2009 and 2008.  Since our inception, we have not paid cash dividends.

	2009	2008
Return on average assets	(1.58)%	(0.38)%
Return on average equity	(11.99)%	(2.56)%
Equity to assets ratio	13.19%	14.86%

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend to a client as long as the client has not violated any material condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.  At December 31, 2009, unfunded commitments to extend credit were approximately $11.9 million, of which approximately $266,000 is at fixed rates and $11.6 million is at variable rates.  A significant portion of the unfunded commitments related to consumer equity lines of credit and commercial lines of credit.  Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded.  We evaluate each client’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.  The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

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

Approximately 71% of our loans were variable rate loans at December 31, 2009, a slight decrease from 73% at December 31, 2008.  The ratio of cumulative gap to total earning assets after 12 months was (10.5)% because $13.0 million more liabilities will reprice in a 12 month period than assets.  However, our gap analysis is not a precise indicator of our interest sensitivity position.  The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits.  Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

At December 31, 2009, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $10.2 million, or 7.6% of total assets.  Our liquidity ratio has increased during the year from 6.28% as of December 31, 2008 as a result of net loan payoffs and an increase in retail deposits offset by a decrease in brokered time deposits and FHLB advances.  We carefully focused on liquidity management during 2009.  Our investment securities available for sale at December 31, 2009 amounted to $8.2 million or 6.0% of total assets.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, at December 31, 2009, $2.9 million of these securities were pledged against outstanding debt.  Therefore, the related debt would need to be repaid prior to the securities being sold and converted to cash.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits within our market.  In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities.  As brokered deposits and advances mature in 2010, we intend to replace these funds with new brokered deposits or advances to the extent necessary after considering core deposit growth, although overall we will seek to reduce our reliance on brokered time deposits and other noncore funding sources.

We maintain federal funds purchased lines of credit with correspondent banks totaling $5.0 million.  We are a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made for leverage purposes.  The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB.  The unused borrowing capacity currently available from the FHLB at December 31, 2009 was approximately $13.5 million, assuming that the Bank’s investment in FHLB stock, as well as qualifying mortgages or investment securities, would be available to secure any future borrowings.  At December 31, 2009, the Bank had pledged $13.5 million in loans to the Federal Reserve Bank’s Borrower-in-Custody of Collateral program.  Our available credit under this line was approximately $8.9 million as of December 31, 2009.

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

The following table sets forth information regarding our rate sensitivity, as of December 31, 2009, at each of the time intervals.  The information in the table may not be indicative of our rate sensitivity position at other points in time.  In addition, the maturity distribution indicated in the table may differ from the contractual maturities of the earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

	Within three months	After three but within twelve months	After one but within five years	After five years	Total

Interest-earning assets:
Federal funds sold and other	$7,293,792	$—	$—	$—	$7,293,792
Investment securities	648,366	3,643,789	1,403,027	2,441,539	8,136,721
Loans	46,414,075	16,872,143	41,346,572	3,517,173	108,149,963

Total interest-earning assets	$54,356,233	$20,515,932	$42,749,599	$5,958,712	$123,580,476

Interest-bearing liabilities:
Money market and NOW	$29,568,213	$—	$—	$—	$29,568,213
Regular savings	103,887	—	—	—	103,887
Time deposits	8,934,766	20,403,624	1,075,224	—	30,413,614
Brokered time deposits	8,081,800	11,650,732	19,214,000	—	38,946,532
FHLB advances	4,000,000	5,000,000	5,000,000	—	14,000,000
Repurchase agreements	157,992	—	—	—	157,992

Total interest-bearing liabilities	$50,846,658	$37,054,356	$25,289,224	$—	$113,190,238

Period gap	$3,509,575	$(16,538,424)	$17,460,375	$5,958,712
Cumulative gap	3,509,575	(13,028,849)	4,431,526	10,390,238

Ratio of cumulative gap to total earning assets	2.8%	(10.5)%	3.6%	8.4%

Accounting, Reporting, and Regulatory Matters

The following is a summary of recent authoritative pronouncements that may affect our accounting, reporting, and disclosure of financial information:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance which restructured generally accepted accounting principles (“GAAP”) and simplified access to all authoritative literature by providing a single source of authoritative nongovernmental GAAP.  The guidance is presented in a topically organized structure referred to as the FASB Accounting Standards Codification (“ASC”). The new structure is effective for interim or annual periods ending after September 15, 2009. All existing accounting standards have been superseded and all other accounting literature not included is considered non-authoritative.

The FASB issued new accounting guidance on accounting for transfers of financial assets in June 2009.  The guidance limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement.  The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale.  The concept of a qualifying special-purpose entity is no longer applicable.  The standard is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  We do not expect the guidance to have any impact on our financial statements.  The ASC was amended in December, 2009, to include this guidance.

In October, 2009, updated guidance was issued to provide for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance.  At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with prior guidance and recognized as an issuance cost, with an offset to additional paid-in capital.  Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs.  The amendment also requires several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement.  The effective dates of the amendment are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.   We have no plans to issue convertible debt and, therefore, do not expect the update to have an impact on our financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

40

Item 8.  Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 and 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Directors

Independence Bancshares, Inc.

Greenville, South Carolina

We have audited the accompanying consolidated balance sheets of Independence Bancshares, Inc. and subsidiary as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income (loss) and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independence Bancshares, Inc. and subsidiary as of December 31, 2009 and 2008 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assertion about the effectiveness of Independence Bancshares, Inc. and subsidiary’s internal control over financial reporting as of December 31, 2009, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting, and, accordingly, we do not express an opinion thereon.

Greenville, South Carolina
March 12, 2010

INDEPENDENCE BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
Assets
Cash and due from banks	$4,929,360	$1,724,886
Federal funds sold	5,295,000	2,393,000
Investment securities available for sale	8,171,648	4,484,486
Non-marketable equity securities	1,546,100	1,599,804
Loans, net of an allowance for loan losses of $1,847,513 and $1,611,977, respectively	106,129,956	121,835,777
Accrued interest receivable	401,386	433,854
Property and equipment, net	3,771,983	3,348,042
Other real estate owned and repossessed assets	2,411,890	—
Other assets	2,653,876	1,070,122
Total assets	$135,311,199	$136,889,971

Liabilities
Deposits:
Non-interest bearing	$5,243,210	$4,708,170
Interest bearing	99,032,246	94,149,548
Total deposits	104,275,456	98,857,718

Federal Home Loan Bank advances	14,000,000	19,000,000
Securities sold under agreements to repurchase	157,992	64,093
Accrued interest payable	97,269	131,201
Accounts payable and accrued expenses	93,615	128,227
Total liabilities	118,624,332	118,181,239

Commitments and contingencies — notes 11 and 12

Shareholders’ equity
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued	—	—
Common stock, par value $.01 per share; 10,000,000 shares authorized; 2,085,010 shares issued and outstanding	20,850	20,850
Additional paid-in capital	20,997,135	20,840,248
Accumulated other comprehensive income	23,052	40,715
Accumulated deficit	(4,354,170)	(2,193,081)
Total shareholders’ equity	16,686,867	18,708,732
Total liabilities and shareholders’ equity	$135,311,199	$136,889,971

See notes to consolidated financial statements that are an integral part of these consolidated statements.

INDEPENDENCE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008
Interest income
Loans	$5,433,262	$7,089,375
Investment securities	220,860	216,406
Federal funds sold and other	37,867	106,464
Total interest income	5,691,989	7,412,245

Interest expense
Deposits	2,679,748	3,539,720
Borrowings	584,832	579,826
Total interest expense	3,264,580	4,119,546
Net interest income	2,427,409	3,292,699
Provision for loan losses	1,212,000	364,050
Net interest income after provision for loan losses	1,215,409	2,928,649

Non-interest income
Service fees on deposit accounts	33,773	22,970
Residential loan origination fees	248,316	93,423
Other-than-temporary impairment on non-marketable equity securities	(60,404)	(94,000)
Other income	45,431	30,009
Total non-interest income	267,116	52,402

Non-interest expenses
Compensation and benefits	2,129,443	2,007,078
Occupancy and equipment	548,896	544,782
Insurance	486,651	140,005
Data processing and related costs	318,949	316,137
Professional fees	211,095	202,215
Marketing	128,262	179,114
Telephone and supplies	79,359	68,555
Other	233,509	163,426
Total non-interest expenses	4,136,164	3,621,312
Income (loss) before income tax benefit	(2,653,639)	(640,261)
Income tax benefit	492,550	155,755
Net income (loss)	$(2,161,089)	$(484,506)
Income (loss) per common share - basic and diluted	$(1.04)	$(0.23)
Weighted average common shares outstanding - basic and diluted	2,085,010	2,085,010

See notes to consolidated financial statements that are an integral part of these consolidated statements.

INDEPENDENCE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

YEARS ENDED DECEMBER 31, 2009 AND 2008

				Accumulated
				other		Total
	Common stock		Additional	comprehensive	Accumulated	shareholders’
	Shares	Amount	paid-in capital	income (loss)	deficit	equity

December 31, 2007	2,085,010	$20,850	$20,671,588	$5,570	$(1,708,575)	$18,989,433
Compensation expense related to stock options granted	—	—	168,660	—	—	168,660
Net loss	—	—	—	—	(484,506)	(484,506)
Unrealized gain on investment securities available for sale, net of tax	—	—	—	35,145	—	35,145
Total comprehensive loss	—	—	—	—	—	(449,361)
December 31, 2008	2,085,010	$20,850	$20,840,248	$40,715	$(2,193,081)	$18,708,732
Compensation expense related to stock options granted	—	—	156,887	—	—	156,887
Net loss	—	—	—	—	(2,161,089)	(2,161,089)
Unrealized loss on investment securities available for sale, net of tax	—	—	—	(17,663)	—	(17,663)
Total comprehensive loss	—	—	—	—	—	(2,178,752)
December 31, 2009	2,085,010	$20,850	$20,997,135	$23,052	$(4,354,170)	$16,686,867

See notes to consolidated financial statements that are an integral part of these consolidated statements.

INDEPENDENCE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008
Operating activities
Net income (loss)	$(2,161,089)	$(484,506)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Provision for loan losses	1,212,000	364,050
Depreciation	185,308	180,916
Amortization of investment securities discounts/premiums, net	18,769	2,748
Benefit for deferred income taxes	(492,550)	(155,755)
Compensation expense related to stock options granted	156,887	168,660
Other-than-temporary impairment on non-marketable equity securities	60,404	94,000
Loss on sale and write downs of REO and repossessed assets	35,224	—
(Increase) decrease in other assets, net	(1,049,636)	6,219
Decrease in other liabilities, net	(68,544)	(89,908)
Net cash provided by (used in) operating activities	(2,103,227)	86,424

Investing activities
Increase (decrease) in cash realized from:
Repayments (originations) of loans, net	11,314,623	(24,591,948)
Purchase of investment securities available for sale	(7,476,558)	(1,000,000)
Maturity of investment securities available for sale	3,000,000	1,000,000
Repayments of investment securities available for sale	743,864	728,372
Purchase of non-marketable equity securities	(6,700)	(676,204)
Purchase of property and equipment	(609,249)	(795,756)
Sale of other real estate owned	732,084	—
Net cash provided by (used in) investing activities	7,698,064	(25,335,536)

Financing activities
Increase in deposits, net	5,417,738	16,724,601
Increase in short-term borrowings	93,899	24,734
Increase (decrease) in Federal Home Loan Bank advances	(5,000,000)	10,000,000
Net cash provided by financing activities	511,637	26,749,335

Net increase in cash and cash equivalents	6,106,474	1,500,223

Cash and cash equivalents at beginning of the year	4,117,886	2,617,663

Cash and cash equivalents at end of the year	$10,224,360	$4,117,886

Supplemental information
Cash paid for
Interest	$3,298,512	$4,114,778

Schedule of non-cash transactions
Increase (decrease) in unrealized gain on securities, net of tax	$(17,663)	$35,145

Loans transferred to other real estate owned	$3,179,198	$—

See notes to consolidated financial statements that are an integral part of these consolidated statements.

INDEPENDENCE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

Independence Bancshares, Inc. (the “Company”) is a South Carolina corporation organized to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956 and the South Carolina Bank Holding Company Act, and to own and control all of the capital stock of Independence National Bank (the “Bank”).  The Bank is a national association organized under the laws of the United States to conduct general banking business in Greenville, South Carolina.  On May 31, 2005, the Company sold 2,085,010 shares of its common stock in its initial public offering.  All shares were sold at $10.00 per share.  The offering raised approximately $20.5 million, net of offering costs.   The Bank operates three full service branch offices in Greenville, South Carolina.

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

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements.  Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Management performed an evaluation to determine whether or not there have been any subsequent events since the balance sheet date, and no subsequent events occurred requiring accrual or disclosure.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, including valuation allowances for impaired loans, and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans.  In connection with the determination of the allowances for loan losses on loans and valuation of foreclosed real estate, management obtains independent appraisals for significant properties and takes into account other current market information.  Management must also make estimates in determining the useful lives and methods for depreciating premises and equipment.

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

Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance which restructured generally accepted accounting principles (“GAAP”) and simplified access to all authoritative literature by providing a single source of authoritative nongovernmental GAAP.  The guidance is presented in a topically organized structure referred to as the FASB Accounting Standards Codification (“ASC”). The new structure is effective for interim or annual periods ending after September 15, 2009. All existing accounting standards have been superseded and all other accounting literature not included is considered non-authoritative.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents includes cash, due from banks and federal funds sold.  Generally, federal funds are sold for one-day periods.  At December 31, 2009 and 2008, the Company had restricted cash totaling $2,000 with the Federal Home Loan Bank of Atlanta (“FHLB”).  The Company places its deposits and correspondent accounts with and sells its federal funds to high quality institutions.  Management believes credit risk associated with correspondent accounts is not significant.

Investment Securities

Investment securities are accounted for in accordance with FASB ASC Topic 320, “Investments - Debt and Equity Securities.”  Management classifies securities at the time of purchase into one of three categories as follows: (1) Securities Held to Maturity:  securities which the Company has the positive intent and ability to hold to maturity, which are reported at amortized cost; (2) Trading Securities:  securities that are bought and held principally for the purpose of selling them in the near future, which are reported at fair value with unrealized gains and losses included in earnings; and (3) Securities Available for Sale:  securities that may be sold under certain conditions, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity as accumulated other comprehensive income (loss). The amortization of premiums and accretion of discounts on investment securities are recorded as adjustments to interest income.  Gains or losses on sales of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method.  Unrealized losses on securities, reflecting a decline in value or impairment judged by the Company to be other-than-temporary, are charged to earnings in the consolidated statements of operations.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

Non-Marketable Equity Securities

The Bank, as a member of the Federal Reserve Bank (“FRB”) and the FHLB, is required to own capital stock in these organizations.  The amount of FRB stock owned is based on the Bank’s capital levels and totaled $444,600 and $485,400 at December 31, 2009 and 2008, respectively.  The amount of FHLB stock owned is determined based on the Bank’s balances of residential mortgages and advances from the FHLB and totaled $1,101,500 and $1,054,000 at December 31, 2009 and 2008, respectively.  No ready market exists for these stocks, and they have no quoted market value.  However, redemption of these stocks has historically been at par value.  Accordingly, the carrying amounts are deemed to be a reasonable estimate of fair value.

At December 31, 2008 the Bank also owned fifty shares of stock valued at $60,404 in Silverton Financial Services, Inc., the holding company for Silverton Bank, N.A., the Bank’s primary correspondent bank.   The Bank’s original investment cost was $154,404.  An other-than-temporary impairment charge of $94,000 was taken for the year ended December 31, 2008 based on declines in the trading value of the stock, the economic decline and its impact on bank stock prices as well as financial information received from Silverton Bank, N.A.  On May 1, 2009, Silverton Bank, N.A. was closed by the Office of the Comptroller of the Currency and the FDIC was named Receiver.   As a result of the closure, it became highly unlikely that we will recover any portion of our investment in the stock of Silverton Financial Services, Inc.  Accordingly, the Bank recorded an other-than-temporary impairment charge of $60,404 which is included in noninterest income in the consolidated statements of operations.  These two impairment charges have brought the carrying value of our investment to zero as of December 31, 2009.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

Allowance for Loan Losses, continued

The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are impaired loans as defined in FASB ASC Topic 310, “Receivables”.  For such loans, an allowance is established when either the discounted cash flows or collateral value or observable market price of the impaired loan is lower than the carrying value of that loan.  The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

Due to the Company’s limited operating history, the general provision for loan losses has been made primarily as a result of the assessment of loan loss history and general loan loss risk compared to banks of similar size and maturity.  Due to the Company’s short operating history, the loans in the loan portfolio and the lending relationships are of recent origin.  In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process known as seasoning.  As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio.  Because the loan portfolio is new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels.

The Company identifies impaired loans through its normal internal loan review process.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Loans on the Company’s problem loan watch list are considered potentially impaired loans.  Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

Property and Equipment

Property, furniture and equipment are stated at cost less accumulated depreciation.  The provision for depreciation is computed by the straight-line method, based on the estimated useful lives of 40 years for buildings and 3 to 15 years for furniture and equipment.  Leasehold improvements are amortized over the life of the lease.  The cost of assets sold or otherwise disposed of, and the related allowance for depreciation, are eliminated from the accounts and the resulting gains or losses are reflected in the statement of operations when incurred.  Maintenance and repairs are charged to current expense.  The costs of major renewals and improvements are capitalized.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

Real Estate and Other Property Acquired in Settlement of Loans

Real estate and other property acquired through foreclosure is initially recorded at the lower of cost or estimated fair value. Subsequent to the date of acquisition, it is carried at the lower of cost or fair value, adjusted for net selling costs. Fair values of real estate owned and other repossessed assets are reviewed regularly and write-downs are recorded when it is determined that the carrying value of real estate exceeds the fair value less estimated costs to sell. Costs relating to the development and improvement of such property are capitalized, whereas those costs relating to holding the property are charged to expense.

Securities Sold Under Agreements to Repurchase

The Bank enters into sales of securities under agreements to repurchase.  Repurchase agreements are treated as financing, with the obligation to repurchase securities sold being reflected as a liability and the securities underlying the agreements remaining as assets.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC Topic 740, “Income Taxes”. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the consolidated financial statements or tax returns.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Valuation allowances are established to reduce deferred tax assets if it is determined to be “more likely than not” that all or some portion of the potential deferred tax asset will not be realized.

Loss per Share

Basic loss per share represents net loss divided by the weighted-average number of common shares outstanding during the period.  Dilutive loss per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued.  Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method.  For the year ended December 31, 2009 and 2008 as a result of the Company’s net loss, all of the potential common shares (146,315 and 146,840 stock options, respectively, and 362,500 and 337,500 warrants, respectively) were considered anti-dilutive.

Stock Compensation Plans

The Company accounts for compensation costs under its stock option plan in accordance with FASB ASC Topic 718 “Compensation — Stock Compensation”.  In adopting FASB ASC Topic 718 in 2006, the Company elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method.  Under the modified prospective method, compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of grant.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

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

Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that may affect our accounting, reporting, and disclosure of financial information:

The FASB issued new accounting guidance on accounting for transfers of financial assets in June 2009.  The guidance limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement.  The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale.  The concept of a qualifying special-purpose entity is no longer applicable.  The standard is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Company does not expect the guidance to have any impact on its financial statements.  The ASC was amended in December, 2009, to include this guidance.

In October, 2009, updated guidance was issued to provide for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance.  At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with prior guidance and recognized as an issuance cost, with an offset to additional paid-in capital.  Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs.  The amendment also requires several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement.  The effective dates of the amendment are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.   The Company has no plans to issue convertible debt and, therefore, does not expect the update to have an impact on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 — INVESTMENT SECURITIES

The amortized costs and fair values of investment securities available for sale are as follows:

	December 31, 2009
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Government-sponsored enterprises	$3,031,796	$—	$(8,139)	$3,023,657
Mortgage-backed securities	4,731,232	53,868	(9,795)	4,775,305
Municipals, taxable	373,693	—	(1,007)	372,686
Total investment securities	$8,136,721	$53,868	$(18,941)	$8,171,648

	December 31, 2008
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Government-sponsored enterprises	$2,000,000	$23,750	$—	$2,023,750
Mortgage-backed securities	2,422,796	37,940	—	2,460,736
Total investment securities	$4,422,796	$61,690	$—	$4,484,486

At December 31, 2009, investment securities with a fair value of $5,374,892 and unrealized losses of $18,941 had been in a continuous loss position for less than twelve months.  At December 31, 2009, all remaining investment securities were in an unrealized gain position.  At December 31, 2008, no investment securities were in a loss position.

The amortized costs and fair values of investment securities available for sale at December 31, 2009, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because issuers have the right to prepay the obligations.

	December 31, 2009
	Amortized Cost	Fair Value
Due within one year	$743,953	$750,251
Due after one through three years	—	—
Due after three through five years	3,309,334	3,310,579
Due after five through ten years	1,110,293	1,146,720
Due after ten years	2,973,141	2,964,098
Total investment securities	$8,136,721	$8,171,648

The Company sold no investment securities in 2009 or 2008.  Accordingly, no gains or losses were recorded.  At December 31, 2009, $2.9 million in securities were pledged as collateral for repurchase agreements and public deposits.

The Company’s investment portfolio consists principally of obligations of the United States of America, its agencies or enterprises it sponsors.  In the opinion of management, there is no concentration of credit risk in its investment portfolio.

NOTE 3 — LOANS

The composition of net loans by major loan categories is as follows:

	December 31,
	2009	2008
Real estate:
Commercial	$45,865,608	$48,034,745
Construction and development	28,325,005	31,205,453
Consumer residential	9,136,646	11,178,445
Home equity	7,723,312	10,990,823
Total real estate loans	91,050,571	101,409,466
Commercial business	15,161,839	20,053,376
Consumer-other	1,937,553	2,187,326
Deferred origination fees, net	(172,494)	(202,414)
Gross loans	107,977,469	123,447,754
Less allowance for loan losses	(1,847,513)	(1,611,977)
Loans, net	$106,129,956	$121,835,777

At December 31, 2009 and 2008, there were non-accrual loans of $6.7 million and $394,950, respectively, included in the above loan balance.  Foregone interest income related to non-accrual loans equaled $459,757 and $18,531 for the year ended December 31, 2009 and 2008, respectively.  No interest income was recognized on non-accrual loans during 2009 and 2008.  At both December 31, 2009 and 2008, there were no accruing loans which were contractually past due 90 days or more as to principal or interest payments.

At December 31, 2009, impaired loans amounted to approximately $6.7 million for which a reserve of approximately $208,000 was allocated in the allowance.  During 2009, the average recorded investment in impaired loans was approximately $4.5 million.  At December 31, 2008, impaired loans amounted to approximately $1.9 million for which a reserve of approximately $35,000 was allocated in the allowance. During 2008, the average recorded investment in impaired loans was approximately $498,000.

The Company, through the Bank, makes loans to individuals and small- to mid-sized businesses for various personal and commercial purposes primarily in Greenville County, South Carolina.  The Company has a diversified loan portfolio and the Company’s loan portfolio is not dependent on any specific economic segment.  The Company regularly monitors its credit concentrations based on loan purpose, industry and customer base.  As of December 31, 2009, management has determined that the Company has a concentration in commercial real estate and construction and development loans.  Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened portfolio monitoring and reporting, and strong underwriting criteria with respect to its commercial real estate portfolio.

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

NOTE 3 — LOANS, Continued

Directors, executive officers and associates of such persons are customers of and have transactions with the Bank in the ordinary course of business.  Included in such transactions are outstanding loans and commitments, all of which were made under substantially the same credit terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility.  The aggregate dollar amount of these outstanding loans was $7.0 million and $10.1 million at December 31, 2009 and 2008, respectively.  During 2009, new loans and advances on these lines of credit totaled $1.2 million and repayments were approximately $4.3 million.  At December 31, 2009, there were commitments to extend additional credit to related parties in the amount of approximately $517,000.

The composition of gross loans, before the deduction for deferred origination fees, by rate type is as follows:

December 31, 2009
Variable rate loans	$77,041,288
Fixed rate loans	31,108,675
$108,149,963

The allowance for loan losses for each of the years in the two year period ended December 31, 2009 is presented below:

	2009	2008
Balance at beginning of year	$1,611,977	$1,283,491
Provision for loan losses	1,212,000	364,050
Loans charged-off	(976,526)	(35,564)
Recoveries of loans previously charged-off	62	—
Balance at end of year	$1,847,513	$1,611,977

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation.  Components of property and equipment included in the consolidated balance sheets are as follows:

	December 31,
	2009	2008
Land and land improvements	$2,273,376	$2,151,571
Building	784,845	—
Leasehold improvements	257,159	179,975
Furniture and equipment	1,309,894	921,452
Automobile	35,526	35,526
Construction in progress	—	766,242
	4,660,800	4,054,766
Accumulated depreciation	(888,817)	(706,724)
Total property and equipment	$3,771,983	$3,348,042

Depreciation expense for the years ended December 31, 2009 and 2008 was $185,308 and $180,916, respectively.  During the year, fully depreciated assets no longer in service of $3,215 were written off.

As of December 31, 2008, construction in progress related solely to capital expenses incurred related to the construction of the new full service branch in Simpsonville, South Carolina.  This branch was completed and opened in February 2009.

NOTE 5 — DEPOSITS

Deposits at December 31 are summarized as follows:

	2009	2008
Non-interest bearing	$5,243,210	$4,708,170
Interest bearing:
NOW accounts	5,488,665	4,592,392
Money market accounts	24,079,548	11,500,807
Savings	103,887	204,525
Time, less than $100,000	11,274,792	8,735,223
Time, $100,000 and over	19,138,822	19,686,147
Brokered time deposits, less than $100,000	36,687,240	48,934,954
Brokered time deposits, $100,000 and over	2,259,292	495,500
Total deposits	$104,275,456	$98,857,718

Interest expense on time deposits greater than $100,000 was $630,872 and $880,140 for the years ended December 31, 2009 and 2008, respectively.

At December 31, 2009 the scheduled maturities of certificates of deposit (including brokered time deposits) are as follows:

2010	$49,070,920
2011	13,493,905
2012	6,719,664
2013	10,404
2014	65,253
$69,360,146

At December 31, 2009, $2.4 million in securities were pledged as collateral for public deposits.

NOTE 6 —SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

At December 31, 2009 and 2008, respectively, the Bank had sold $157,992 and $64,093 of securities under agreements to repurchase with brokers with a weighted rate of 0.75% and 0.50%, respectively that mature in less than 90 days.  These agreements were secured with approximately $428,000 and $343,000 of investment securities, respectively.  The securities, under agreements to repurchase, averaged $182,637 during 2009, with $377,894 being the maximum amount outstanding at any month-end.  The average rate paid in 2009 was 0.86%.  The securities, under agreements to repurchase, averaged $358,184 during 2008, with $1,672,772 being the maximum amount outstanding at any month-end. The average rate paid in 2008 was 2.30%.

NOTE 7 — FEDERAL HOME LOAN BANK ADVANCES

At December 31, 2009 the Bank had $14.0 million of advances from the FHLB.  The Bank utilizes FHLB advances as long-term sources of funding. These advances are secured with approximately $35.9 million of first and second mortgage loans and $1,101,500 of stock in the FHLB.  Listed below is a summary of the terms and maturities of the advances:

Amount	Rate	Maturity	Repricing Date
$5,000,000	5.05%	June 25, 2012	June 25, 2012
4,000,000	2.59	March 31, 2010	March 31, 2010
2,000,000	3.30	May 21, 2010	May 21, 2010
3,000,000	3.69	July 21, 2010	July 21, 2010
$14,000,000	3.81%

At December 31, 2008 the Bank had $19.0 million of advances from the FHLB.  These advances were secured with approximately $42.5 million of first and second mortgage loans and $1,054,000 of stock in the FHLB.  Listed below is a summary of the terms and maturities of the advances:

Amount	Rate	Maturity	Repricing Date
$3,000,000	0.46%	November 20, 2009	Daily
5,000,000	5.05	June 25, 2012	June 25, 2009
2,000,000	2.36	November 23, 2009	November 23, 2009
4,000,000	2.59	March 31, 2010	March 31, 2010
2,000,000	3.30	May 21, 2010	May 21, 2010
3,000,000	3.69	July 21, 2010	July 21, 2010
$19,000,000	3.12%

NOTE 8 — UNUSED LINES OF CREDIT

At December 31, 2009, the Bank had unused lines of credit to purchase federal funds for $5.0 million.  The lines of credit are available on a one to fourteen day basis for general corporate purposes of the Bank.  The lenders have reserved the right to withdraw the lines at their option.  The Bank has an additional line of credit with the Federal Home Loan Bank to borrow funds, subject to a pledge of qualified collateral.  At December 31, 2009, the Bank has collateral that would support approximately $766,000 in additional borrowings.  In addition, the Bank could pledge investment securities or cash for additional borrowing capacity.  At December 31, 2009, the Bank had pledged $13.5 million in loans to the Federal Reserve Bank’s Borrower-in-Custody of Collateral program.  Our available credit under this line was approximately $8.9 million as of December 31, 2009.

NOTE 9 — INCOME TAXES

The Company had no currently taxable income for years ended December 31, 2009 and 2008. The following is a summary of the items that caused recorded income taxes to differ from taxes computed using the statutory tax rate:

	Year Ended December 31,
	2009	2008

Income tax benefit at federal statutory rate	$(902,237)	$(217,689)
Change in valuation allowance	363,909	31,960
Other	45,778	29,974
Income tax benefit	$(492,550)	$(155,755)

The components of the net deferred tax assets are as follows:

	December 31,
	2009	2008
Deferred tax assets:
Allowance for loan losses	$510,551	$458,144
Net operating loss carry-forward	991,311	296,556
Deferred operational and start-up costs	139,500	166,760
Unrealized gain on investment securities available for sale	(11,875)	(20,975)
Other-than-temporary impairment on non-marketable equity securities	52,497	31,960
Other	70,254	(45,917)
	1,752,238	886,528
Valuation allowance	(396,020)	(31,960)
Net deferred tax asset	$1,356,218	$854,568

As of December 31, 2009 and 2008, the Company had determined that it is more likely than not that deferred tax assets, net of the valuation allowance, will be recognized in future years.  During third quarter 2009, it became evident that the unprecedented economic conditions specifically affecting the banking industry had increased the uncertainty as to the timing of the expected recovery period of the industry as a whole.  Although later than many areas of the United States, it also became more evident that our local market and our Bank were affected by these deteriorating economic conditions.  These events led us to record a valuation allowance of 100% on all deferred tax assets generated beginning July 1, 2009 through December 31, 2009.  We analyzed the existing deferred tax assets and determined it is more likely than not that they will be recognized in future years based on forecasted projected income in the near term, the fact that we had reached profitable operations prior to the economic decline, our strong capital position, and our month-to-month improvement in net interest margin during 2009.  The other-than-temporary impairment is a capital loss which can only be offset against capital gains.  In 2008, management concluded that it was not more likely than not that the Company will realize capital gains in future years and recorded a valuation allowance of $31,960.  However, during 2009, this valuation allowance related to the other-than-temporary impairment was reversed as capital gains to offset this capital loss are projected and reasonably expected.

A portion of the change in the net deferred tax asset relates to the decrease in the tax effect of the unrealized gain on investment securities available for sale of $9,100.  The remainder of the change in the net deferred tax asset is due to the current period deferred tax benefit of $492,550.  The net deferred tax asset is recorded in other assets in the Company’s consolidated balance sheets.  At December 31, 2009, the Company has federal operating loss carry-forwards of approximately $2.9 million that may be used to offset future taxable income and expire beginning in 2025.

The Company has analyzed the tax positions taken or expected to be taken and its tax returns and concluded it has no liability related to uncertain tax positions in accordance with FIN 48.

NOTE 10— RELATED PARTY TRANSACTIONS

On December 31, 2009 and 2008, the Bank had various loans outstanding to directors and officers.  All of these loans were made under normal credit terms and did not involve more than normal risk of collection.  See Note 3 for further details.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any material condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.  At December 31, 2009, unfunded commitments to extend credit were approximately $11.9 million, of which approximately $266,000 is at fixed rates and $11.6 million is at variable rates.  The Company evaluates each customer’s credit-worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower.  Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.  The fair value of these off-balance sheet financial instruments is considered immaterial.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

The Bank has a two-year operating lease on its main office facility which began in October 2008.  The monthly rent under the lease amendment is $9,772 from October 1, 2009 through September 30, 2010.  The Bank has two remaining two-year renewal options. The Bank has a ten-year operating lease on a branch facility which began in August 2007.  The monthly rent under the lease is $8,025 through July 2012, and $9,229 from July 31, 2012 through July 31, 2017.  Rent expense of $212,031 and $220,393 was recorded for the years ended December 31, 2009 and 2008, respectively.

Future minimum lease payments under these operating leases are summarized as follows:

For the year ended December 31,
2010	$184,248
2011	96,300
2012	102,320
2013	110,748
2014	110,748
Thereafter	286,099
$890,463

As of December 31, 2009, there were no significant firm commitments outstanding for capital expenditures.

NOTE 12 — COMMITMENTS AND CONTINGENCIES, continued

The Board of Directors has approved employment agreements with the president and chief executive officer, chief financial officer and the retail banking officer.  The agreements include provisions regarding term, compensation, benefits, annual bonus, incentive program, stock option plan and severance and non-compete upon early termination.

The Bank may become party to litigation and claims in the normal course of business.  As of December 31, 2009, management believes there is no material litigation pending.

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

A summary of the status of the plan and changes for the years ended December 31, 2009 and 2008 is presented below:

	2009			2008
		Weighted			Weighted
		average	Average		average
		exercise	Intrinsic		exercise
	Shares	price	Value	Shares	price
Outstanding at beginning of year	146,840	$10.18		100,017	$10.08
Granted	—	—		53,040	10.41
Exercised	—	—		—	—
Forfeited or expired	(525)	10.12		(6,217)	10.42
Outstanding at end of year	146,315	10.19	$—	146,840	10.18
Options exercisable at year-end	92,488		$—	53,733
Shares available for grant	114,311			113,786

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2009.  This amount changes based on the fair market value of the Company’s stock.  As of December 31, 2009, the Company’s closing stock price was $2.90 resulting in zero intrinsic value.

Upon completion of the stock offering in 2005, the Company issued warrants to each of its organizers to purchase up to an additional 412,500 shares of common stock at $10.00 per share.  These warrants vested six-months from the date the Bank opened for business, or May 16, 2005, and they are exercisable in whole or in part until May 16, 2015.  No warrants have been exercised.  During 2009 and 2008, 25,000 and 50,000 warrants, respectively, were forfeited when the directors retired from the board or declined to stand for reelection upon the completion of the term.

Compensation expense related to stock options granted was $156,887 and $168,660 for the years ended December 31, 2009 and 2008, respectively.  The weighted average fair value per share of options granted in 2008 amounted to $3.99.  The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used:  expected volatility of 28%, weighted average risk-free interest rate of 3.15% and an expected life of seven and a half years.

NOTE 14 — EMPLOYEE BENEFIT PLAN

The Bank maintains an employee benefit plan for all eligible employees of the Bank under the provisions of Internal Revenue Code Section 401(k).  The Independence National Bank 401(k) Profit Sharing Plan (the “Plan”), adopted in 2005, allows for employee contributions.  Upon annual approval of the Board of Directors, the Company also matches 50% of employee contributions up to a maximum of 6% of annual compensation.  A total of $36,838 and $29,594 was charged to operations in 2009 and 2008, respectively, for the Company’s matching contribution.  Employees are immediately vested in their contributions to the Plan and become fully vested in the employer matching contribution after six years of service.

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

As of December 31, 2009, the most recent notification from the Bank’s primary regulator categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events that management believes have changed the Bank’s category.

As of January 20, 2010, the Bank entered into a Formal Agreement (“Formal Agreement”) with its primary regulator, the Office of the Comptroller of the Currency (“OCC”). The Formal Agreement seeks to enhance the Bank’s existing practices and procedures in the areas of management oversight, strategic and capital planning, credit risk management, credit underwriting, liquidity, and funds management.

In response, the Bank has set up a compliance committee of its board to oversee management’s response to all sections of the Formal Agreement. The committee also monitors adherence to deadlines for submission to the OCC of information required under the Formal Agreement. The Board of Directors and management of the Bank have been aggressively working to address the findings of the exam and will continue to work to comply with all the requirements of the Formal Agreement.

In addition, the OCC has established Individual Minimum Capital Ratio levels of tier 1 and total capital for the Bank that are higher than the minimum and well capitalized ratios applicable to all banks. These ratios are presented in the table below.

NOTE 15 — REGULATORY MATTERS, continued

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at December 31, 2009 and 2008.

							To be well capitalized
							under prompt
			Individual Minimum		For capital		corrective
			Capital Ratio		adequacy purposes		action provisions
	Actual		Minimum		Minimum		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009
Total Capital (to risk weighted assets)	$14,712,000	12.7%	$13,864,000	12.0%	$9,243,000	8.0%	$11,553,000	10.0%
Tier 1 Capital (to risk weighted assets)	13,263,000	11.5	11,553,000	10.0	4,621,000	4.0	6,932,000	6.0
Tier 1 Capital (to average assets)	13,263,000	9.9	12,013,000	9.0	5,339,000	4.0	6,674,000	5.0

As of December 31, 2008
Total Capital (to risk weighted assets)	$16,526,000	12.9%	N/A	N/A	$10,253,000	8.0%	$12,816,000	10.0%
Tier 1 Capital (to risk weighted assets)	14,924,000	11.6	N/A	N/A	5,126,000	4.0	7,689,000	6.0
Tier 1 Capital (to average assets)	14,924,000	11.1	N/A	N/A	5,368,000	4.0	6,710,000	5.0

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

NOTE 17 — FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB ASC Topic 825, “Financial Instruments” requires disclosure of fair value information, whether or not recognized in the consolidated balance sheets, when it is practical to estimate the fair value.  FASB ASC Topic 825 defines a financial instrument as cash, evidence of an ownership interest in an entity or contractual obligations which require the exchange of cash or other financial instruments.  Certain items are specifically excluded from the disclosure requirements, including the Company’s common stock, property and equipment and other assets and liabilities.

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

Fair value for FHLB Advances is based on discounted cash flows using the Company’s current incremental borrowing rate.

The Company has used management’s best estimate of fair value based on the above assumptions.  Thus, the fair values presented may not be the amounts that could be realized in an immediate sale or settlement of the instrument.  In addition, any income taxes or other expenses, which would be incurred in an actual sale or settlement, are not taken into consideration in the fair value presented.

The estimated fair values of the Company’s financial instruments at December 31, 2009 and 2008 are as follows:

	2009		2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and due from banks	$4,929,360	$4,929,360	$1,724,886	$1,724,886
Federal funds sold	5,295,000	5,295,000	2,393,000	2,393,000
Investment securities available for sale	8,171,648	8,171,648	4,484,486	4,484,486
Non-marketable equity securities	1,546,100	1,546,100	1,599,804	1,599,804
Loans, net	106,129,956	94,600,335	121,835,777	106,952,831
Financial Liabilities:
Deposits	104,275,456	105,094,907	98,857,718	99,340,825
Federal Home Loan Bank advances	14,000,000	14,506,533	19,000,000	19,781,569
Securities sold under agreements to repurchase	157,992	157,992	64,093	64,093

NOTE 17 — FAIR VALUE OF FINANCIAL INSTRUMENTS, Continued

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

The Company is predominantly an asset-based lender with real estate serving as collateral on approximately 84% of loans.  Loans which are deemed to be impaired are valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral.  Such market values are generally obtained using independent appraisals or other market data, which the Company considers to be level 2 inputs (other observable inputs).  The aggregate carrying amount, net of specific reserves, of impaired loans at December 31, 2009 was $6.5 million.

Available-for-sale investment securities ($8,171,648 at December 31, 2009) are the only assets whose fair values are measured on a recurring basis using Level 2 inputs (other observable inputs).

Other real estate owned and repossessed assets, consisting of properties or other collateral obtained through foreclosure or in satisfaction of loans, are carried at fair value.  Market values are generally obtained using independent appraisals or other current market information, including but not limited to offers received on the property, which the Company considers to be level 2 inputs (other observable inputs).  The carrying amount of other real estate owned and repossessed assets at December 31, 2009 was $2,411,890.

The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis.  The Company also has no assets or liabilities whose fair values are measured using Level 1 or Level 3 inputs.

NOTE 18 — PARENT COMPANY FINANCIAL INFORMATION

Following is condensed financial information of Independence Bancshares, Inc. (parent company only):

Condensed Balance Sheets

	December 31,
	2009	2008
Assets
Cash and cash equivalents	$1,536,038	$2,536,038
Investment in subsidiary	15,150,829	16,172,694
	$16,686,867	$18,708,732

Liabilities and Shareholders’ Equity
Shareholders’ equity	$16,686,867	$18,708,732
Total liabilities and shareholders’ equity	$16,686,867	$18,708,732

Condensed Statements of Operations

	Year Ended December 31,
	2009	2008
Equity in undistributed net loss of subsidiary	$(2,161,089)	$(484,506)

Net loss	$(2,161,089)	$(484,506)

Condensed Statements of Cash Flows

	Year Ended December 31,
	2009	2008
Operating activities
Net loss	$(2,161,089)	$(484,506)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in undistributed net income of subsidiary	2,161,089	484,506
Net cash provided by operating activities	—	—

Investing activities
Investment in subsidiary	(1,000,000)	—
Net cash used in investing activities	(1,000,000)	—

Net decrease in cash and cash equivalents	(1,000,000)	—

Cash and cash equivalents, beginning of year	2,536,038	2,536,038

Cash and cash equivalents, end of year	$1,536,038	$2,536,038

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item9A(T).  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2009.  There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2009 based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929.  Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

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

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Officers, Promoters and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference from our proxy statement for our 2010 annual meeting of shareholders to be held on May 12, 2010.

Item 11.  Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from our proxy statement for our 2010 annual meeting of shareholders to be held on May 12, 2010.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth equity compensation plan information at December 31, 2009.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (c) (excluding securities reflected in column(a))
Equity compensation plans approved by security holders (1)	146,315	$10.19	114,311
Equity compensation plans not approved by security holders (2)	337,500	$10.00	—
Total	483,815	$10.06	114,311

(1)            At our annual meeting of shareholders held on May 16, 2006 shareholders approved the Independence Bancshares, Inc. 2005 Stock Incentive Plan.  The 260,626 of shares of common stock available for issuance under the plan will automatically increase each time we issue additional shares so that it continues to equal 12.5% of our total outstanding shares.

(2)           Each of our organizers received, for no additional consideration, a warrant to purchase one share of common stock for $10.00 per share for each share purchased during our initial public offering up to a maximum of 25,000 warrants.  The warrants are represented by separate warrant agreements.  The warrants vested six months from the date our Bank opened for business, or May 16, 2005, and they are exercisable in whole or in part until May 16, 2015.  The warrants may not be assigned, pledged, or hypothecated in any way.  The 337,500 of shares issued pursuant to the exercise of such warrants are transferable, subject to compliance with applicable securities laws.  If the South Carolina Board of Financial Institutions or the FDIC issues a capital directive or other order requiring the Bank to obtain additional capital, the warrants will be forfeited, if not immediately exercised.

The additional information required by this Item 12 is hereby incorporated by reference from our proxy statement for our 2010 annual meeting of shareholders to be held on May 12, 2010.

Item 13.  Certain Relationships and Related Transactions.

The information required by Item 13 is hereby incorporated by reference from our proxy statement for our 2010 annual meeting of shareholders to be held on May 12, 2010.

Item 14.  Principal Accounting Fees and Services.

The information required by Item 14 is hereby incorporated by reference from our proxy statement for our 2010 annual meeting of shareholders to be held on May 12, 2010.

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

4.2.          Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Company’s Form SB-2, File No. 333-121485).

10.1         Amended and Restated Employment Agreement between Independence Bancshares, Inc. and Lawrence R. Miller dated December 10, 2008 (incorporated by reference to Exhibit 10.11 of the Company’s Form 10-K for the fiscal year ended December 31, 2008).*

10.2         Amended and Restated Employment Agreement between Independence Bancshares, Inc. and Schaefer M. Carpenter dated December 10, 2008 (incorporated by reference to Exhibit 10.12 of the Company’s Form 10-K for the fiscal year ended December 31, 2008).*

10.3         Employment Agreement between Independence Bancshares, Inc. and Katie N. Tuttle dated May 4, 2009 (incorporated by reference to the Company’s Form 10-Q for the period ended March 31, 2009).*

10.4         Form of Stock Warrant Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Form SB-2, File No. 333-121485).*

10.5         Independence Bancshares, Inc. 2005 Stock Incentive Plan and Form of Option Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-QSB for the period ended June 30, 2005). *

10.6         Stock Warrant Agreement between Lawrence R. Miller and the Company dated May 16, 2005 (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-QSB for the period ended June 30, 2005).*

10.7         Amendment No. 1 to the Independence Bancshares, Inc. 2005 Stock Incentive Plan (incorporated by reference to the Company’s Form 10-Q for the period ended September 30, 2008).*

21.1         Subsidiaries of the Company.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENCE BANCSHARES, INC.

Dated:	March 12, 2010	By:	/s/ Lawrence R. Miller
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert M. Austell
Robert M. Austell	Director	March 12, 2010

/s/ John W. Burnett
John W. Burnett	Director	March 12, 2010

/s/ Billy J. Coleman
Billy J. Coleman	Director	March 12, 2010

/s/ Jose De Ocampo
Jose De Ocampo	Director	March 12, 2010

/s/ H. Neel Hipp, Jr.
H. Neel Hipp, Jr.	Director	March12, 2010

/s/ James D. King
James D. King	Director	March 12, 2010

/s/ William R. Mathis
William R. Mathis	Director	March 12, 2010

/s/ A. Alexander McLean
A. Alexander Mclean	Director	March 12, 2010

/s/ Lawrence R. Miller
Lawrence R. Miller	Chief Executive Officer, Director	March 12, 2010

/s/ Sudhirkumar C. Patel
Sudhirkumar C. Patel	Director	March 12, 2010

/s/ Hasmukh P. Rama
Hasmukh P. Rama	Director	March 12, 2010

/s/Donald H. Rex, Jr.
Donald H. Rex, Jr.	Director	March 12, 2010

/s/ Katie N. Tuttle
Katie N. Tuttle	Chief Financial Officer	March 12, 2010

/s/ Charles D. Walters
Charles D. Walters	Director	March 12, 2010

/s/ Roger W. Walters
Roger W. Walters	Director	March 12, 2010

/s/ Vivian A. Wong
Vivian A. Wong	Director	March 12, 2010

EXHIBIT INDEX

Exhibit	Description

3.1.	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form SB-2, File No. 333-121485).

3.2.	Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Form SB-2, File No. 333-121485).

4.1.

See Exhibits 3.1 and 3.2 for provisions in Independence Bancshares, Inc.’s Articles of Incorporation and Bylaws defining the rights of holders of the common stock (incorporated by reference to Exhibit 4.1 of the Company’s Form SB-2, File No. 333-121485).

4.2.	Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Company’s Form SB-2, File No. 333-121485).

10.1

Amended and Restated Employment Agreement between Independence Bancshares, Inc. and Lawrence R. Miller dated December 10, 2008 (incorporated by reference to Exhibit 10.11 of the Company’s Form 10-K for the fiscal year ended December 31, 2008).*

10.2

Amended and Restated Employment Agreement between Independence Bancshares, Inc. and Schaefer M. Carpenter dated December 10, 2008 (incorporated by reference to Exhibit 10.12 of the Company’s Form 10-K for the fiscal year ended December 31, 2008).*

10.3	Employment Agreement between Independence Bancshares, Inc. and Katie N. Tuttle dated May 4, 2009 (incorporated by reference to the Company’s Form 10-Q for the period ended March 31, 2009).*

10.4	Form of Stock Warrant Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Form SB-2, File No. 333-121485).*

10.5	Independence Bancshares, Inc. 2005 Stock Incentive Plan and Form of Option Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-QSB for the period ended June 30, 2005). *

10.6	Stock Warrant Agreement between Lawrence R. Miller and the Company dated May 16, 2005 (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-QSB for the period ended June 30, 2005).*

10.7	Amendment No. 1 to the Independence Bancshares, Inc. 2005 Stock Incentive Plan (incorporated by reference to the Company’s Form 10-Q for the period ended September 30, 2008).*

21.1	Subsidiaries of the Company.

23.1	Consent of Elliott Davis, LLC.

24.1	Power of Attorney (filed as part of the signature page herewith).

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

*	Management contract of compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.