Form 10-Q
period 2010-03-31
Independence Bancshares, Inc.
filed 2010-05-07
CIK 1311828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2010

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

2,085,010 shares of common stock, $.01 par value per share, were issued and outstanding as of May 7, 2010.

Independence Bancshares, Inc.

Part I - Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets

	March 31, 2010	December 31, 2009
	(unaudited)	(audited)
Assets
Cash and due from banks	$6,549,050	$4,929,360
Federal funds sold	10,240,000	5,295,000
Investment securities available for sale	7,480,458	8,171,648
Non-marketable equity securities	1,546,100	1,546,100
Loans, net of allowance for loan losses of $1,985,293 and $1,847,513, respectively	103,340,743	106,129,956
Accrued interest receivable	361,537	401,386
Property and equipment, net	3,732,824	3,771,983
Other real estate owned and repossessed assets	1,878,860	2,411,890
Other assets	2,595,146	2,653,876

Total assets	$137,724,718	$135,311,199

Liabilities
Deposits:
Noninterest bearing	$4,808,023	$5,243,210
Interest bearing	104,624,730	99,032,246

Total deposits	109,432,753	104,275,456

Borrowings	12,054,094	14,157,992
Accrued interest payable	68,840	97,269
Accounts payable and accrued expenses	92,519	93,615

Total liabilities	121,648,206	118,624,332

Commitments and contingencies

Shareholders’ equity
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued	—	—
Common stock, par value $.01 per share; 10,000,000 shares authorized; 2,085,010 shares issued and outstanding	20,850	20,850
Additional paid-in capital	21,034,635	20,997,135
Accumulated other comprehensive income	4,938	23,052
Accumulated deficit	(4,983,911)	(4,354,170)

Total shareholders’ equity	16,076,512	16,686,867

Total liabilities and shareholders’ equity	$137,724,718	$135,311,199

The accompanying notes are an integral part of these consolidated financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2010	2009
Interest income
Loans	$1,273,279	$1,397,971
Investment securities	63,490	47,166
Federal funds sold and other	11,085	7,565
Total interest income	1,347,854	1,452,702

Interest expense
Deposits	563,094	749,972
Borrowings	132,011	148,309
Total interest expense	695,105	898,281

Net interest income	652,749	554,421

Provision for loan losses	100,000	90,000

Net interest income after provision for loan losses	552,749	464,421

Noninterest income	72,025	8,724

Noninterest expenses
Compensation and benefits	527,480	535,681
Write-downs on real estate owned and repossessed assets	232,055	—
Occupancy and equipment	147,959	128,186
Insurance	113,364	88,918
Data processing and related costs	73,799	87,233
Professional fees	63,050	65,068
Marketing	25,131	33,370
Telephone and supplies	18,131	22,254
Other	53,546	32,930
Total noninterest expenses	1,254,515	993,640

Loss before income tax benefit	(629,741)	(520,495)

Income tax benefit	—	151,850

Net loss	$(629,741)	$(368,645)

Loss per common share — basic and diluted	$(0.30)	$(0.18)

Weighted average common shares outstanding — basic and diluted	2,085,010	2,085,010

The accompanying notes are an integral part of these consolidated financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Changes

In Shareholders’ Equity and Comprehensive Income (Loss)

(unaudited)

	Common stock		Additional	Accumulated other comprehensive	Accumulated
	Shares	Amount	paid-in capital	income	deficit	Total
December 31, 2008	2,085,010	$20,850	$20,840,248	$40,715	$(2,193,081)	$18,708,732
Compensation expense related to stock options granted	—	—	43,487	—	—	43,487
Net loss	—	—	—	—	(368,645)	(368,645)
Unrealized gain on investment securities available for sale, net of tax	—	—	—	5,859	—	5,859
Total comprehensive loss	—	—	—	—	—	(362,786)
March 31, 2009	2,085,010	$20,850	$20,883,735	$46,574	$(2,561,726)	$18,389,433

December 31, 2009	2,085,010	$20,850	$20,997,135	$23,052	$(4,354,170)	$16,686,867
Compensation expense related to stock options granted	—	—	37,500	—	—	37,500
Net loss	—	—	—	—	(629,741)	(629,741)
Unrealized gain on investment securities available for sale, net of tax	—	—	—	(18,114)	—	(18,114)
Total comprehensive loss	—	—	—	—	—	(647,855)
March 31, 2010	2,085,010	$20,850	$21,034,635	$4,938	$(4,983,911)	$16,076,512

The accompanying notes are an integral part of these consolidated financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2010	2009
Operating activities
Net loss	$(629,741)	$(368,645)
Adjustments to reconcile net loss to cash used in operating activities
Provision for loan losses	100,000	90,000
Depreciation	50,148	36,180
Amortization of investment securities discounts, net	15,555	538
Compensation expense related to stock options granted	37,500	43,487
Other-than-temporary impairment on non-marketable equity securities	—	60,404
Write downs of real estate owned and repossessed assets	232,055	—
(Increase) decrease in other assets, net	90,941	(223,145)
Increase (decrease) in other liabilities, net	(29,525)	193
Net cash used in operating activities	(133,067)	(360,988)

Investing activities
Repayments of loans, net	2,689,213	4,529,188
Purchase of investment securities available for sale	—	(1,000,000)
Maturity of investment securities available for sale	—	1,000,000
Repayments of investment securities available for sale	648,189	156,172
Purchase of non-marketable equity securities, net	—	(47,500)
Purchase of property and equipment, net	(10,989)	(453,322)
Sale of repossessed assets	317,945	—
Net cash provided by investing activities	3,644,358	4,184,538

Financing activities
Increase in deposits, net	5,157,297	3,658,092
Increase (decrease) in borrowings	(2,103,898)	117,518
Net cash provided by financing activities	3,053,399	3,775,610

Net increase in cash and cash equivalents	6,564,690	7,599,160

Cash and cash equivalents at beginning of the period	10,224,360	4,117,886

Cash and cash equivalents at end of the period	$16,789,050	$11,717,046

Supplemental information:
Cash paid for
Interest	$723,534	$903,276
Schedule of non-cash transactions
Change in unrealized gain on securities, net of tax	$(18,114)	$5,859

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for 2009 as filed with the Securities and Exchange Commission.

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements.  Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Management performed an evaluation to determine whether or not there have been any subsequent events since the balance sheet date, and concluded that no subsequent events occurred requiring accrual or disclosure.

Recent Regulatory Developments

On January 20, 2010, the Bank entered into a Formal Agreement with its primary regulator, the OCC (the “Formal Agreement”). The Formal Agreement seeks to enhance the Bank’s existing practices and procedures in the areas of management oversight, strategic and capital planning, credit risk management, credit underwriting, liquidity, and funds management.  In addition, the OCC has established Individual Minimum Capital Ratio levels of Tier 1 and total capital for the Bank that are higher than the minimum and well capitalized ratios applicable to all banks.  We must maintain total risk-based capital of at least 12%, Tier 1 capital of at least 10%, and a leverage ratio of at least 9%.  The Board of Directors and management of the Bank have been aggressively working to address the findings of the exam and will continue to work to comply with all the requirements of the Formal Agreement.  See “Management’s Discussion and Analysis — Results of Operations — Capital Resources” for more discussion.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies is included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2009.  For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for 2009 as filed with the Securities and Exchange Commission.  Accounting standards that have been issued or proposed by the Financial Accounting Standards Board that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Cash and Cash Equivalents - For purposes of reporting cash flows, cash and cash equivalents include cash, amounts due from banks and federal funds sold.  Generally, federal funds are sold for one-day periods.

Loss per Share - Basic loss per share represents net loss divided by the weighted-average number of common shares outstanding during the period.  Dilutive loss per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued.  Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method.  For the three month periods ended March 31, 2010 and 2009, as a result of the Company’s net loss, all of the potential common shares were considered anti-dilutive.

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

The Company is predominantly an asset-based lender with real estate serving as collateral on approximately 84% of loans.  Loans which are deemed to be impaired are valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral.  Such market values are generally obtained using independent appraisals or other market data, which the Company considers to be level 2 inputs (other observable inputs).  The aggregate carrying amount, net of specific reserves, of impaired loans at March 31, 2010 was $10.4 million.

Available-for-sale investment securities ($7,480,458 at March 31, 2010) are the only assets whose fair values are measured on a recurring basis using Level 2 inputs (other observable inputs).

Other real estate owned and repossessed assets, consisting of properties or other collateral obtained through foreclosure or in satisfaction of loans, are carried at fair value.  Market values are generally obtained using independent appraisals or other current market information, including but not limited to offers received on the property, which the Company considers to be level 2 inputs (other observable inputs).  The carrying amount of other real estate owned and repossessed assets at March 31, 2010 was $1,878,860.

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

Fair value for demand deposit accounts and interest bearing accounts with no fixed maturity date is equal to the carrying value.  The fair value of certificate of deposit accounts are estimated by discounting cash flows from expected maturities using current interest rates on similar instruments.

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

The estimated fair values of the Company’s financial instruments at March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and due from banks	$6,549,050	$6,549,050	$4,929,360	$4,929,360
Federal funds sold	10,240,000	10,240,000	5,295,000	5,295,000
Investment securities available for sale	7,480,458	7,480,458	8,171,648	8,171,648
Non-marketable equity securities	1,546,100	1,546,100	1,546,100	1,546,100
Loans, net	103,340,743	91,323,340	106,129,956	94,600,335

Financial Liabilities:
Deposits	109,432,753	110,065,230	104,275,456	105,094,907
Federal Home Loan Bank advances	12,000,000	12,445,453	14,000,000	14,506,533
Securities sold under agreements to repurchase	54,094	54,094	157,992	157,992

NOTE 3 — INVESTMENT SECURITIES

Investment securities classified as “Available for Sale” are carried at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity (net of estimated tax effects).  Realized gains or losses on the sale of investments are based on the specific identification method.

At March 31, 2010, the investment portfolio included an unrealized gain of approximately $7,000. At March 31, 2010, the investment portfolio included six securities with a fair value of $5,891,045 and an amortized cost of $5,930,480 that had been in an unrealized loss position for less than twelve months and no securities in a loss position for more than twelve months.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in the fair value of these investment securities available for sale is attributed to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.  The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.

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

•      restrictions or conditions imposed by our regulators on our operations may make it more difficult for us to achieve our goals;

•      significant increases in competitive pressure in the banking and financial services industries;

•      changes in the interest rate environment which could reduce anticipated margins;

•      changes in political conditions or the legislative or regulatory environment;

•      the effect of final rules amending Regulation E that prohibit financial institutions from charging consumer fees for paying overdrafts on ATM and one-time debit card transactions, unless the consumer consents or opts-in to the overdraft service for those types of transactions;

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

These risks are exacerbated by the developments over the last 24 months in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on our Company.  During 2008 and 2009, the capital and credit markets experienced unprecedented levels of extended volatility and disruption.  There can be no assurance that these unprecedented developments will not materially and adversely affect our business, financial condition and results of operations.

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

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and with general practices within the banking industry in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to our audited consolidated financial statements as of December 31, 2009, as filed in our Annual Report on Form 10-K.

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

Income Taxes

We use assumptions and estimates in determining income taxes payable or refundable for the current year, deferred income tax liabilities and assets for events recognized differently in our consolidated financial statements and income tax returns, and income tax benefit or expense.  Determining these amounts requires analysis of certain transactions and interpretation of tax laws and regulations.  Management exercises judgment in evaluating the amount and timing of recognition of resulting tax liabilities and assets.  These judgments and estimates are reevaluated on a continual basis as regulatory and business factors change.  Valuation allowances are established to reduce deferred tax assets if it is determined to be “more likely than not” that all or some portion of the potential deferred tax asset will not be realized.  No assurance can be given that either the tax returns submitted by us or the income tax reported on the financial statements will not be adjusted by either adverse rulings by the United States Tax Court, changes in the tax code, or assessments made by the Internal Revenue Service.  We are subject to potential adverse adjustments, including, but not limited to, an increase in the statutory federal or state income tax rates, the permanent non-deductibility of amounts currently considered deductible either now or in future periods, and the dependency on the generation of future taxable income, including capital gains, in order to ultimately realize deferred income tax assets.

Overview

The following discussion describes our results of operations for the three month periods ended March 31, 2010 and 2009 and also analyzes our financial condition as of March 31, 2010.

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

We are participating in the unlimited deposit insurance component of the TLGP; however, we did not issue unsecured debt before the termination of that component of the TLGP.  On April 13, 2010, the FDIC approved an interim rule that extends the Transaction Account Guarantee Program to December 31, 2010.  We have elected to continue our voluntary participation in the program. Coverage under the program is in addition to and separate from the basic coverage available under the FDIC’s general deposit insurance rules.  We believe participation in the program is enhancing our ability to retain customer deposits.  As a result of the enhancements to deposit insurance protection and the expectation that there will be demands on the FDIC’s deposit insurance fund, our deposit insurance costs increased significantly.  We have elected not to participate in the TARP Capital Purchase Program, but will consider participating in similar programs, if any, announced in the future.  Regardless of our lack of participation, governmental intervention and new regulations under these programs could materially and adversely affect our business, financial condition and results of operations.

Although it is likely that further regulatory actions will arise as the Federal government attempts to address the economic situation, we cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

Results of Operations

Three months ended March 31, 2010 and 2009

We incurred a net loss of $629,741, or $0.30 per diluted share, for the quarter ended March 31, 2010 compared to a net loss of $368,645, or $0.18 per diluted share, for the quarter ended March 31, 2009, a difference of $261,096.  As described below, the increase in net loss is primarily due to a decrease in income tax benefit.  Our noninterest expenses increased due to write downs on other real estate owned and repossessed assets which more than offset an increase in net interest income, discussed in greater detail below.

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the three months ended March 31, 2010 and 2009.  We derived these yields by dividing annualized income or expense by the average balance of the corresponding assets or liabilities.  We derived average balances from the daily balances throughout the periods indicated.  The net amount of capitalized loan fees are amortized into interest income on loans.

	For the Three Months Ended March 31,
	2010			2009
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

Federal funds sold and other	$8,146,244	$11,085	0.55%	$2,508,876	$7,565	1.22%
Investment securities (1)	7,759,665	63,490	3.32	4,199,532	47,166	4.55
Loans (2)	106,599,093	1,273,279	4.84	121,565,386	1,397,971	4.66
Total interest-earning assets	$122,505,002	$1,347,854	4.46%	$128,273,794	$1,452,702	4.59%

NOW accounts	$4,903,290	$8,170	0.68%	$5,290,470	$8,242	0.63%
Savings & money market	26,819,689	126,885	1.92	12,375,603	58,984	1.93
Time deposits (excluding brokered time deposits)	30,048,435	164,493	2.22	29,568,094	254,293	3.49
Brokered time deposits	37,950,711	263,546	2.82	49,344,168	428,453	3.52
Total interest-bearing deposits	99,722,125	563,094	2.29	96,578,335	749,972	3.15
Borrowings	14,153,216	132,011	3.78	19,222,314	148,309	3.13
Total interest-bearing liabilities	$113,875,341	$695,105	2.48%	$115,800,649	$898,281	3.15%

Net interest spread			1.98%			1.44%
Net interest income/ margin		$652,749	2.16%		$554,421	1.75%

(1)           The average balances for investment securities exclude the unrealized gain recorded for available for sale securities.

(2)           Nonaccrual loans are included in average balances for yield computations.

For the three months ended March 31, 2010, we recognized $1.3 million in interest income and $695,105 in interest expense, resulting in net interest income of $652,749, an increase of $98,328, or 18%, over the same period in 2009.  Average earning assets decreased to $122.5 million for the three months ended March 31, 2010 from $128.3 million for the three months ended March 31, 2009, a decrease of $5.8 million, or 4%.  Average interest bearing liabilities decreased to $113.9 million for the three months ended March 31, 2010 from $115.8 million for the three months ended March 31, 2009, a decrease of $1.9 million, or 2%.  Net interest margin, calculated as annualized net interest income divided by average earning assets, increased from 1.75% for the quarter ended March 31, 2009 to 2.16% for the quarter ended March 31, 2010, primarily due to a decrease in cost of funds from 3.15% to 2.48% between periods due to the mix of liabilities and the timing of their repricing.  This decrease was offset by a slight decrease in yield on earning assets from 4.59% to 4.46% between periods.

Provision for loan losses was $100,000 for the quarter ended March 31, 2010 representing an increase of $10,000, or 11%, compared to the expense of $90,000 for the quarter ended March 31, 2009.  The increase in provision for loan losses is due to the increase in impaired and non-accrual loans and their related specific reserves in addition to an increase in the general allowance allocation due to declining economic conditions and increased charge off levels.  The total allowance as a percentage of gross loans increased to 1.88% at March 31, 2010 from 1.71% at December 31, 2009.  Specific reserves were approximately $300,000 on impaired loans of approximately $10.7 million as of March 31, 2010.  As of March 31, 2010, the general reserve allocation was 1.77% of gross loans not impaired compared to 1.62% as of December 31, 2009. The provision for loan losses is discussed further below under “Provision and Allowance for Loan Losses.”

For the three months ended March 31, 2010, noninterest income was $72,025 compared to $8,724 for the three months ended March 31, 2009, an increase of $63,301 between comparable periods.  For the quarter ended March 31, 2009, we recognized an other-than-temporary impairment on non-marketable equity securities of $60,404 which is the primary reason for the increase in noninterest income between quarters.  Noninterest income for the three months ended March 31, 2010 and 2009 was derived from service charges on deposits, customer service fees, rental income, and mortgage origination income.

During the current quarter, we incurred noninterest expenses of $1.3 million, compared to noninterest expenses of $993,640 for the quarter ended March 31, 2009, an increase of $260,875, or 26%.  This increase of noninterest expenses for the three month period ended March 31, 2010 primarily resulted from write downs of $232,055 on other real estate owned and repossessed assets discussed in greater detail below.  Insurance expense also increased $24,446 compared to the quarter ended March 31, 2009, primarily due to increased FDIC insurance premium assessment rates coupled with an increase in our deposit balances, or our assessment base.  Occupancy and equipment expenses for the quarter ended March 31, 2010 increased $19,773 compared to the quarter ended March 31, 2009 primarily due to the opening of the Simpsonville branch in February 2009, which resulted in only half a quarter of expenses during the 2009 quarter compared to a full quarter of expenses in the current quarter.  We have been focusing on expense control over the past year which has resulted in small decreases in marketing and telephone and supplies.  We also renegotiated and renewed our data processing contract in May 2009 resulting in decreased data processing expenses. Other expenses increased $20,616 primarily due to an increase in expenses related to loan collections and repossessions.

Income tax benefit for the quarter ended March 31, 2010 was zero compared to $151,850 for the quarter ended March 31, 2009.  We completed an analysis of whether a valuation allowance should be recorded against our deferred tax assets.  Accounting literature states that a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized.  The determination of whether a deferred tax asset is realizable is based on weighting all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified.  During third quarter 2009, it became evident that the unprecedented economic conditions specifically affecting the banking industry had increased the uncertainty as to the timing of the expected recovery period of the industry as a whole.  Although later than many areas of the United States, it also became more evident that our local market and our Bank were affected by these deteriorating economic conditions.  These events led us to record a valuation allowance of 100% on all deferred tax assets generated beginning July 1, 2009 through March 31, 2010.  We have analyzed the existing deferred tax assets of $1.4 million, net of the valuation allowance, included in other assets, and determined it is more likely than not that they will be recognized in future years based on forecasted projected income in the near term, the fact that we had reached profitable operations prior to the economic decline, our strong capital position, and our month-to-month improvement in net interest margin during 2009 and first quarter 2010.  Our projections include moderate balance sheet growth, maintenance of liquidity levels, no branch expansion, the sale of our land in downtown Greenville, interest rate projections based on leading economic analyses, and the maintenance of higher than historical charge-off and allowance for loan losses levels.  We will continue to analyze our deferred tax assets and related valuation allowance each quarter taking into account performance compared to forecast and current economic or internal information that would impact forecasted earnings.

Assets and Liabilities

General

Total assets as of March 31, 2010 were $137.7 million, representing an increase of $2.4 million, or 2%, compared to December 31, 2009.  The increase in assets is due to an increase in cash and cash equivalents of $6.6 million, which was the result of $2.7 million of net loan payoffs and an increase in deposits of $5.2 million during the quarter.  At March 31, 2010, our total assets consisted principally of $16.8 million in cash and due from banks, $7.5 million in investment securities, $103.3 million in net loans, and $3.7 million in property and equipment.  Our management closely monitors and seeks to maintain appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and demand.

Liabilities at March 31, 2010 totaled $121.6 million, representing an increase of $3.0 million, or 3%, compared to December 31, 2009, and consisted principally of $109.4 million in deposits and $12.1 million in borrowings.  Our borrowings consisted of Federal Home Loan Bank (“FHLB”) Advances and customer repurchase agreements.  At March 31, 2010, shareholders’ equity was $16.1 million compared to $16.7 million at December 31, 2009. The decrease in shareholders’ equity was primarily due to the net loss of $629,741 for the quarter ended March 31, 2010.

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, we invest a substantial percentage of our earning assets in our loan portfolio.  At March 31, 2010, our gross loan portfolio consisted primarily of $68.8 million of commercial real estate loans, $15.2 million of commercial business loans, and $21.5 million of consumer and home equity loans.  Our current loan portfolio composition is not materially different than the loan portfolio composition disclosed in the footnotes to the consolidated financial statements included in our Annual Report on Form 10-K for 2009 as filed with the SEC.  We experienced net payoffs of $2.7 million during the quarter ended March 31, 2010 due to low market demand, careful consideration of liquidity needs and credit risk management.

We discontinue accrual of interest on a loan when we conclude it is doubtful that we will be able to collect interest from the borrower.  We reach this conclusion by taking into account factors such as the borrower’s financial condition, economic and business conditions, and the results of our previous collection efforts.  Generally, we place a delinquent loan in non-accrual status when the loan becomes 90 days or more past due.  When we place a loan in non-accrual status, we reverse all interest which has been accrued on the loan but remains unpaid and deduct this interest from earnings as a reduction of reported interest income.  We do not accrue any additional interest on the loan balance until we conclude the collection of both principal and interest is reasonably certain. We had approximately $11.2 million and $6.7 million in non-accrual loans at March 31, 2010 and December 31, 2009, respectively.  This increase between periods is due to four new loans which were changed to non-accrual status during the quarter as a result of a review of these relationships, their payment history and the current economic environment.  Non-accrual loans represented 10.7% of gross loans at March 31, 2010.  We continue to carefully monitor each of these loans and have established specific reserves as warranted based on a review of the underlying collateral of each loan as well as the financial condition of each borrower.

At March 31, 2010, we had 11 loans totaling $10.7 million that were considered impaired with specific reserves of approximately $300,000 allocated in the allowance for loan losses.  The Company identifies impaired loans through its normal internal loan review process.  Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  The resultant shortfall is charged to provision for loan losses and is classified as specific reserves.  When an impaired loan is ultimately charged-off, the charge-off is taken against the specific reserve.  Impaired loans consisted of $10.7 million of loans secured by real estate and approximately $15,000 of commercial loans with other forms of collateral.  Loans which are deemed to be impaired are valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral.  Such market values are generally obtained using independent appraisals or other market data such as recent offers to the borrower.  At March 31, 2010, we were not aware of any potential problem loans that were not already considered for impairment or categorized as impaired or non-accrual.

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations.  The allowance for loan losses for the three months ended March 31, 2010 and 2009 is presented below:

	Three Months Ended March 31,
	2010	2009
Balance at beginning of the period	$1,847,513	$1,611,977
Provision for loan losses	100,000	90,000
Loans charged-off	(2,220)	—
Recoveries of loans previously charged-off	40,000	—
Balance at end of the period	$1,985,293	$1,701,977

As of March 31, 2010, the allowance for loan losses was $2.0 million, or 1.88% of gross loans, compared to $1.8 million, or 1.71% of gross loans, as of December 31, 2009 and $1.7 million, or 1.31% of gross loans, as of March 31, 2009.  Provision for loan losses was $100,000 for the quarter ended March 31, 2010, an increase of $10,000, or 11%, compared to the expense of $90,000 for the quarter ended March 31, 2009.

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

Other Real Estate Owned and Repossessed Assets

As of March 31, 2010 we had $1.8 million in other real estate owned and $95,391 in repossessed assets.  Other real estate owned consists of approximately $860,000 of residential properties, $800,000 of land and  $124,000 of commercial office space.  Repossessed assets consists of equipment.  Charge-offs of $205,297 were taken on these relationships at the time of transfer to other real estate owned and repossessed assets in 2009 as a result of a decline in the approximate fair values of the collateral based on current market information.  During the quarter ended March 31, 2010, based on new market information, $232,055 was charged to expense to write down the value of other real estate owned and repossessed assets.  Repossessed assets of $317,945 were sold during the quarter ended March 31, 2010 at zero gain or loss as these assets had been written down to market value earlier in the quarter based on new market information.

Deposits

Our primary source of funds for loans and investments is our deposits.  At March 31, 2010, we had $109.4 million in deposits, representing an increase of $5.2 million, or 5%, compared to December 31, 2009.  Deposits at March 31, 2010 consisted primarily of $10.1 million in demand deposit accounts, $32.2 million in money market accounts and $67.1 million in time deposits.  During the fourth quarter of 2006, we began obtaining deposits outside of our local market area in the form of brokered time deposits.  Due to the interest rate environment in our market, as well as strong competition from other banking and financial services companies in gathering deposits, brokered time deposits allow us to obtain funding in order to support loan growth.  At March 31, 2010, we had $38.0 million in brokered time deposits, a decrease of approximately $1.0 million compared to December 31, 2009.  We will continue to reduce our reliance on brokered time deposits and other noncore funding sources, while focusing our efforts to gather core deposits in our local market.

Borrowings

We use borrowings to fund growth of earning assets in excess of deposit growth.  Borrowings totaled $12.1 million at March 31, 2010, compared to $14.2 million at December 31, 2009.  FHLB Advances accounted for $12.0 million of total borrowings, a decrease of $2.0 million, or 14%, compared to December 31, 2009.  These advances are secured with approximately $36.2 million of first and second mortgage loans and $1.1 million of stock in the FHLB.  The remaining balance in borrowings represents customer repurchase agreements.

Liquidity

Liquidity  is the  ability  to  meet  current  and  future  obligations  through liquidation or maturity of existing  assets or the acquisition of  liabilities.  We manage both assets and liabilities to achieve appropriate levels of liquidity.  Cash and short-term investments are our primary sources of asset liquidity.  These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans.  The investment portfolio is our principal source of secondary asset liquidity.  However, the availability of this source of funds is influenced by market conditions and pledging agreements.  Individual and commercial deposits, brokered deposits and borrowings are our primary source of funds for credit activities.  As brokered deposits or advances mature in 2010, we intend to replace these funds with new brokered deposits or advances to the extent necessary after considering core deposit growth, although overall we will seek to reduce our reliance on brokered time deposits and other noncore funding sources.

We are a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made for leverage purposes, if so desired, in an amount up to 20% of the total assets of the Bank, assuming that the Bank’s investment in FHLB stock, as well as qualifying mortgages or investment securities, would be available to secure any future borrowings.  We also pledge collateral to the Federal Reserve Bank’s Borrower-in-Custody of Collateral program, and our available credit under this program was approximately $9.5 million as of March 31, 2010.  We have federal funds purchased lines of credit through two correspondent banks totaling $5.0 million.

We believe our liquidity sources are adequate to meet our operating needs. The level of liquidity is measured by the cash, cash equivalents, and investment securities available for sale to total assets ratio, which was at 17.62% at March 31, 2010 compared to 13.60% as of December 31, 2009.  The increase in liquidity is due to an increase in deposits of $5.2 million as well as net loan payoffs of $2.7 million during the quarter ended March 31, 2010.  These cash increases were offset by the payoff of $2.0 million in FHLB advances. We continue to carefully focus on liquidity management during 2010.  We plan to continue reducing brokered time deposits as cash balances, retail deposit growth and operating needs allow.

Impact of Off-Balance Sheet Instruments

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities.  These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2010, we had issued commitments to extend credit of $10.5 million through various types of lending arrangements.  We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.  Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.  We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Commitments and Contingencies

As of March 31, 2010, there were no significant firm commitments outstanding for capital expenditures.

Capital Resources

Total shareholders’ equity decreased to $16.1 million at March 31, 2010 from $16.7 million at December 31, 2009, primarily due to our net loss for the three months of $629,741. We believe that our capital is sufficient to fund the activities of our Bank’s operations and that the rate of net losses will not deteriorate our capital base below required regulatory levels. Nevertheless, we are not immune to the unprecedented levels of extended volatility and disruption in the capital and credit markets and can give no assurances with respect to our capital levels.

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

The Bank is also  required  to  maintain  capital  at a minimum  level  based on quarterly  average  assets,  which  is  known as the leverage ratio.  Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%.  All others are subject to maintaining ratios 1% to 2% above the minimum.  The Bank exceeded its minimum regulatory capital ratios as of March 31, 2010, as well as the ratios to be considered “well capitalized.”

As of January 20, 2010, the Bank entered into a Formal Agreement with its primary regulator, the OCC (the “Formal Agreement”). The Formal Agreement seeks to enhance the Bank’s existing practices and procedures in the areas of management oversight, strategic and capital planning, credit risk management, credit underwriting, liquidity, and funds management.

In response, the Bank has set up a compliance committee of its Board of Directors to oversee management’s response to all sections of the Formal Agreement.  The compliance committee also monitors adherence to deadlines for submission to the OCC of information required under the Formal Agreement.  The Board of Directors and management of the Bank have been aggressively working to address the findings of the exam and will continue to work to comply with all the requirements of the Formal Agreement.

In addition, the OCC has established Individual Minimum Capital Ratio levels of Tier 1 and total capital for the Bank that are higher than the minimum and “well capitalized” ratios applicable to all banks.  We must maintain total risk-based capital of at least 12%, Tier 1 capital of at least 10%, and a leverage ratio of at least 9%.  If we fail to maintain these required capital levels, the OCC may deem noncompliance to be an unsafe and unsound banking practice which may make the Bank subject to a capital directive, a consent order, or such other administrative actions or sanctions as the OCC considers necessary.  It is uncertain what actions, if any, the OCC would take with respect to noncompliance with these ratios, what action steps the OCC might require the Bank to take to remedy this situation, and whether such actions would be successful.

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at March 31, 2010.

(Dollars in thousands)

							To be well capitalized
			Individual Minimum		For capital		under prompt corrective
			Capital Ratio		adequacy purposes		action provisions
	Actual		Minimum		Minimum		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2010
Total Capital (to risk weighted assets)	$14,058,000	12.5%	$13,531,000	12.0%	$9,020,000	8.0%	$11,275,000	10.0%
Tier 1 Capital (to risk weighted assets)	12,641,000	11.2	11,275,000	10.0	4,510,000	4.0	6,765,000	6.0
Tier 1 Capital (to average assets)	12,641,000	9.5	12,035,000	9.0	5,349,000	4.0	6,686,000	5.0

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2010.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Default Upon Senior Securities

Not applicable

Item 4.   [Removed and Reserved.]

Item 5. Other Information

Not applicable

Item 6. Exhibits

31.1         Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2         Rule 13a-14(a) Certification of the Principal Financial Officer.

32            Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2010	By:	/s/ Lawrence R. Miller
Lawrence R. Miller
Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2010	By:	/s/ Katie N. Tuttle
Katie N. Tuttle
Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.