Form 10-Q
period 2010-06-30
Independence Bancshares, Inc.
filed 2010-08-09
CIK 1311828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2010

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

2,085,010 shares of common stock, $.01 par value per share, were issued and outstanding as of August 6, 2010.

Independence Bancshares, Inc.

Part I - Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets

	June 30, 2010	December 31, 2009
	(unaudited)	(audited)
Assets
Cash and due from banks	$5,387,333	$4,929,360
Federal funds sold	10,445,000	5,295,000
Investment securities available for sale	10,206,670	8,171,648
Non-marketable equity securities	1,546,100	1,546,100
Loans, net of allowance for loan losses of $2,122,456 and $1,847,513, respectively	94,506,220	106,129,956
Accrued interest receivable	356,242	401,386
Property and equipment, net	3,706,960	3,771,983
Other real estate owned and repossessed assets	3,878,011	2,411,890
Other assets	2,536,365	2,653,876

Total assets	$132,568,901	$135,311,199

Liabilities
Deposits:
Noninterest bearing	$5,228,508	$5,243,210
Interest bearing	102,151,272	99,032,246
Total deposits	107,379,780	104,275,456

Borrowings	10,010,832	14,157,992
Accrued interest payable	60,250	97,269
Accounts payable and accrued expenses	162,871	93,615

Total liabilities	117,613,733	118,624,332

Commitments and contingencies

Shareholders’ equity
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued	—	—
Common stock, par value $.01 per share; 10,000,000 shares authorized; 2,085,010 shares issued and outstanding	20,850	20,850
Additional paid-in capital	21,056,085	20,997,135
Accumulated other comprehensive income	110,895	23,052
Accumulated deficit	(6,232,662)	(4,354,170)

Total shareholders’ equity	14,955,168	16,686,867

Total liabilities and shareholders’ equity	$132,568,901	$135,311,199

The accompanying notes are an integral part of these consolidated financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest income
Loans	$1,200,726	$1,363,476	$2,474,005	$2,761,447
Investment securities	64,960	44,997	128,450	92,163
Federal funds sold and other	14,618	7,703	25,703	15,268
Total interest income	1,280,304	1,416,176	2,628,158	2,868,878

Interest expense
Deposits	540,035	688,039	1,103,129	1,438,011
Borrowings	109,999	147,494	242,010	295,803
Total interest expense	650,034	835,533	1,345,139	1,733,814

Net interest income	630,270	580,643	1,283,019	1,135,064

Provision for loan losses	735,000	560,000	835,000	650,000

Net interest income (expense) after provision for loan losses	(104,730)	20,643	448,019	485,064

Noninterest income	40,389	99,851	112,414	108,575

Noninterest expenses
Compensation and benefits	$476,646	$542,141	$1,004,126	$1,077,822
Write-downs on real estate owned and repossessed assets	142,104	—	374,159	—
Occupancy and equipment	141,560	142,607	289,519	270,793
Insurance	144,694	173,570	258,058	262,488
Data processing and related costs	71,782	87,167	145,581	174,400
Professional fees	70,374	66,233	133,424	131,301
Marketing	35,600	46,978	60,731	80,348
Telephone and supplies	14,372	19,037	32,503	41,291
Other	87,278	44,738	140,824	77,668
Total noninterest expenses	1,184,410	1,122,471	2,438,925	2,116,111

Loss before income tax benefit	(1,248,751)	(1,001,977)	(1,878,492)	(1,522,472)

Income tax benefit	—	340,700	—	492,550

Net loss	$(1,248,751)	$(661,277)	$(1,878,492)	$(1,029,922)

Loss per common share — basic and diluted	$(0.60)	$(0.32)	$(0.90)	$(0.49)

Weighted average common shares outstanding — basic and diluted	2,085,010	2,085,010	2,085,010	2,085,010

The accompanying notes are an integral part of these consolidated financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Changes

In Shareholders’ Equity and Comprehensive Income (Loss)

(unaudited)

				Accumulated
				other
	Common stock		Additional	comprehensive	Accumulated
	Shares	Amount	paid-in capital	income	deficit	Total

December 31, 2008	2,085,010	$20,850	$20,840,248	$40,715	$(2,193,081)	$18,708,732
Compensation expense related to stock options granted	—	—	81,887	—	—	81,887
Net loss	—	—	—	—	(1,029,922)	(1,029,922)
Unrealized gain on investment securities available for sale, net of tax	—	—	—	1,151	—	1,151
Total comprehensive loss	—	—	—	—	—	(1,028,771)
June 30, 2009	2,085,010	$20,850	$20,922,135	$41,866	$(3,223,003)	$17,761,848

December 31, 2009	2,085,010	$20,850	$20,997,135	$23,052	$(4,354,170)	$16,686,867
Compensation expense related to stock options granted	—	—	58,950	—	—	58,950
Net loss	—	—	—	—	(1,878,492)	(1,878,492)
Unrealized gain on investment securities available for sale, net of tax	—	—	—	87,843	—	87,843
Total comprehensive loss	—	—	—	—	—	(1,790,649)
June 30, 2010	2,085,010	$20,850	$21,056,085	$110,895	$(6,232,662)	$14,955,168

The accompanying notes are an integral part of these consolidated financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2010	2009
Operating activities
Net loss	$(1,878,492)	$(1,029,922)
Adjustments to reconcile net loss to cash used in operating activities
Provision for loan losses	835,000	650,000
Depreciation	97,470	86,314
Amortization of investment securities premiums, net	31,725	1,143
Compensation expense related to stock options granted	58,950	81,887
Other-than-temporary impairment on non-marketable equity securities	—	60,404
Write downs of real estate owned and repossessed assets	374,159	—
(Increase) decrease in other assets, net	117,402	(467,805)
Increase in other liabilities, net	32,237	106,686
Net cash used in operating activities	(331,549)	(511,293)

Investing activities
Repayments of loans, net	8,615,548	6,695,615
Purchase of investment securities available for sale	(3,000,000)	(1,000,000)
Maturity of investment securities available for sale	—	1,000,000
Repayments of investment securities available for sale	1,066,349	327,011
Purchase of non-marketable equity securities, net	—	(37,550)
Purchase of property and equipment, net	(32,447)	(607,502)
Sale of repossessed assets	332,908	—
Net cash provided by investing activities	6,982,358	6,377,574

Financing activities
Increase in deposits, net	3,104,324	2,617,675
Decrease in borrowings	(4,147,160)	(2,922,376)
Net cash used in financing activities	(1,042,836)	(304,701)

Net increase in cash and cash equivalents	5,607,973	5,561,580

Cash and cash equivalents at beginning of the period	10,224,360	4,117,886

Cash and cash equivalents at end of the period	$15,832,333	$9,679,466

Supplemental information:
Cash paid for
Interest	$1,382,158	$1,748,666
Schedule of non-cash transactions
Change in unrealized gain on securities, net of tax	$87,843	$1,151
Loans transferred to other real estate owned	$2,173,188	$643,113

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for 2009 as filed with the Securities and Exchange Commission.

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

Recent Regulatory Developments

On January 20, 2010, the Bank entered into a Formal Agreement (the “Formal Agreement”) with its primary regulator, the Office of the Comptroller of the Currency (the “OCC”).  The Formal Agreement seeks to enhance the Bank’s existing practices and procedures in the areas of management oversight, strategic and capital planning, credit risk management, credit underwriting, liquidity, and funds management.  In addition, the OCC has established Individual Minimum Capital Ratio levels of Tier 1 and total capital for the Bank that are higher than the minimum and well capitalized ratios applicable to all banks.  The Bank must maintain total risk-based capital of at least 12%, Tier 1 capital of at least 10%, and a leverage ratio of at least 9%.  The Board of Directors and management of the Bank have been aggressively working to address the findings of the exam and will continue to work to comply with all the requirements of the Formal Agreement.  For additional information on the Formal Agreement, including actions the Bank has taken in response to the Formal Agreement, see “Management’s Discussion and Analysis — Recent Regulatory Developments” and “Management’s Discussion and Analysis — Results of Operations — Capital Resources.”

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

Loss per Share - Basic loss per share represents net loss divided by the weighted-average number of common shares outstanding during the period.  Dilutive loss per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued.  Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method.  For the three and six month periods ended June 30, 2010 and 2009, as a result of the Company’s net loss, all of the potential common shares were considered anti-dilutive.

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

The Company is predominantly an asset-based lender with real estate serving as collateral on approximately 84% of loans.  Loans which are deemed to be impaired are valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral.  Such market values are generally obtained using independent appraisals or other market data, which the Company considers to be Level 2 inputs (other observable inputs).  The aggregate carrying amount, net of specific reserves, of impaired loans at June 30, 2010 was $9.6 million.

Available-for-sale investment securities which were $10,206,670 at June 30, 2010 are the only assets whose fair values are measured on a recurring basis using Level 2 inputs (other observable inputs).

Other real estate owned and repossessed assets, consisting of properties or other collateral obtained through foreclosure or in satisfaction of loans, are carried at fair value.  Market values are generally obtained using independent appraisals or other current market information, including but not limited to offers received on the property, which the Company considers to be Level 2 inputs (other observable inputs).  The carrying amount of other real estate owned and repossessed assets at June 30, 2010 was $3,878,011.

The Company has no liabilities carried at fair value or measured at fair value on a recurring or nonrecurring basis.  The Company also has no assets or liabilities whose fair values are measured using Level 1 or Level 3 inputs.

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

Fair value for Federal Home Loan Bank (“FHLB”) advances is based on discounted cash flows using the Company’s current incremental borrowing rate.

The Company has used management’s best estimate of fair value based on the above assumptions.  Thus, the fair values presented may not be the amounts that could be realized in an immediate sale or settlement of the instrument.  In addition, any income taxes or other expenses, which would be incurred in an actual sale or settlement, are not taken into consideration in the fair value presented.

The estimated fair values of the Company’s financial instruments at June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and due from banks	$5,387,333	$5,387,333	$4,929,360	$4,929,360
Federal funds sold	10,445,000	10,445,000	5,295,000	5,295,000
Investment securities available for sale	10,206,670	10,206,670	8,171,648	8,171,648
Non-marketable equity securities	1,546,100	1,546,100	1,546,100	1,546,100
Loans, net	94,506,220	83,796,663	106,129,956	94,600,335

Financial Liabilities:
Deposits	107,379,780	107,879,139	104,275,456	105,094,907
Federal Home Loan Bank advances	10,000,000	10,440,086	14,000,000	14,506,533
Securities sold under agreements to repurchase	10,832	10,832	157,992	157,992

NOTE 3 — INVESTMENT SECURITIES

Investment securities classified as “Available for Sale” are carried at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity (net of estimated tax effects).  Realized gains or losses on the sale of investments are based on the specific identification method.

The amortized costs and fair values of investment securities available for sale are as follows:

	June 30, 2010
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Government-sponsored enterprises	$6,005,486	$31,654	$—	$6,037,140
Mortgage-backed securities	3,659,667	135,179	—	3,794,846
Municipals, taxable	373,494	1,190	—	374,684

Total investment securities	$10,038,647	$168,023	$—	$10,206,670

	December 31, 2009
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Government-sponsored enterprises	$3,031,796	$—	$(8,139)	$3,023,657
Mortgage-backed securities	4,731,232	53,868	(9,795)	4,775,305
Municipals, taxable	373,693	—	(1,007)	372,686

Total investment securities	$8,136,721	$53,868	$(18,941)	$8,171,648

At June 30, 2010, the investment portfolio included an unrealized gain of approximately $168,000. At June 30, 2010, the investment portfolio included no securities in a loss position.

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

•                  changes in political conditions or the legislative or regulatory environment, including the effect of recent financial reform legislation on the banking industry;

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

These risks are exacerbated by the developments over the last 30 months in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will continue to have on our Company.  Beginning in 2008 and continuing through the first half of 2010, the capital and credit markets experienced unprecedented levels of extended volatility and disruption.  There can be no assurance that these unprecedented developments will not continue to materially and adversely affect our business, financial condition and results of operations.

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

Real Estate Acquired in Settlement of Loans

Real estate acquired through foreclosure is initially recorded at the lower of cost or estimated fair value.  Subsequent to the date of acquisition, it is carried at the lower of cost or fair value, adjusted for net selling costs.  Fair values of real estate owned are reviewed regularly and write-downs are recorded when it is determined that the carrying value of real estate exceeds the fair value less estimated costs to sell.  Costs relating to the development and improvement of such property are capitalized, whereas those costs relating to holding the property are expensed.

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

Overview

The following discussion describes our results of operations for the three and six month periods ended June 30, 2010 and 2009 and also analyzes our financial condition as of June 30, 2010.

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

•                  On July 21, 2010, the U.S. President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, a comprehensive regulatory framework that will affect every financial institution in the U.S.  U.S. financial regulators will begin the rulemaking process over the next 6 to 18 months which will set the parameters of the new regulatory framework and provide a clearer understanding of the legislation’s effect on banks.

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

Although it is likely that further regulatory actions will arise as the Federal government attempts to address the economic situation, we cannot predict the continuing effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

Recent Regulatory Developments

On January 20, 2010, the Bank entered into a Formal Agreement (the “Formal Agreement”) with its primary regulator, the Office of the Comptroller of the Currency (the “OCC”).  The Formal Agreement seeks to enhance the Bank’s existing practices and procedures in the areas of management oversight, strategic and capital planning, credit risk management, credit underwriting, liquidity, and funds management.  In response, the Bank has formed a Compliance Committee of its Board of Directors (the “Compliance Committee”) to oversee management’s response to all sections of the Formal Agreement.  The Compliance Committee also monitors adherence to deadlines for submission to the OCC of information required under the Formal Agreement.  The Board of Directors and management of the Bank have been aggressively working to address the findings of the exam and will continue to work to comply with all the requirements of the Formal Agreement.  A summary of the requirements of the Formal Agreement and the Bank’s status on complying with the Formal Agreement is as follows:

Requirements of the Formal Agreement	Bank’s Compliance Status

Establish, within 30 days from the effective date of the Formal Agreement, a Compliance Committee of at least five directors to be responsible for monitoring and coordinating the Bank’s adherence to the provisions of the Formal Agreement. The Compliance Committee is required to meet at least monthly to receive written progress reports from management on the results and status of actions needed to achieve full compliance with each article of the Formal Agreement.

The Compliance Committee was formed in January 2010 and has met monthly to review written progress reports provided by management.

Complete, within 60 days of the effective date of the Formal Agreement, a thorough review and assessment of the Bank’s Board of Directors and management supervision, management structure and staffing requirements.

The Compliance Committee completed this review and assessment, including obtaining Board approval of the findings and recommendations, in April and June 2010, and submitted its report to the OCC immediately thereafter.

Adopt and implement, within 45 days of the effective date of the Formal Agreement, an updated written strategic plan for the Bank covering at least a three-year period including an updated three year capital program to strengthen the Bank’s capital structure.

The Board adopted the Bank’s strategic plan, including the required capital program, on March 3, 2010 which was submitted to the OCC on March 8, 2010. The Bank has also taken steps to implement this strategic plan and capital program.

Develop and implement, within 45 days of the effective date of the Formal Agreement, an updated written profit plan to improve and sustain the earnings of the Bank.

The Board adopted the Bank’s profit plan in December 2009 which was submitted to the OCC on March 8, 2010. The Bank is currently in the process of updating this profit plan based on actual results for the first six months of 2010 compared to the original profit plan.

Adopt and implement, within 45 days of the effective date of the Formal Agreement, an updated written liquidity, asset/liability management policy addressing liquidity, contingency funding and asset/liability management.

The Bank’s Liquidity and Funding Policy, Contingency Funding Policy and Asset Liability Management Policy were reviewed and approved by the Bank’s Board of Directors on March 3, 2010 and were submitted to the OCC on March 8, 2010.

Review the Bank’s liquidity on a monthly basis and provide the full Board of Directors with a written report of the results of this review to ensure adequate sources of liquidity in relation to the Bank’s needs.

Through June 30, 2010, we believe the Bank has complied with this provision of the Formal Agreement.

Adopt and implement, within 60 days of the effective date of the Formal Agreement, an updated written interest rate risk policy addressing management reports used for decision-making, interest rate risk tolerance, tools used to measure and monitor the Bank’s overall interest rate risk profile, and model validation and back-testing procedures.

The Bank’s Interest Rate Risk Policy, which addresses management reports, interest rate risk tolerance, measuring and monitoring the Bank’s risk profile and model validation and back-testing, was reviewed and approved by the Bank’s Board of Directors on March 3, 2010 and was submitted to the OCC on March 8, 2010.

Improve, within 90 days of the effective date of the Formal Agreement, the Bank’s liquidity position and maintain adequate sources of stable funding given the Bank’s anticipated liquidity and funding needs by reducing wholesale or credit sensitive liabilities and/or increasing liquid assets.

As of June 30, 2010, the Bank has increased its liquidity position to 19.64% from 13.60% as of December 31, 2009. In addition, the Bank has decreased wholesale funding reliance by $11.6 million in the first six months of 2010.

Accept, renew or rollover brokered deposits for deposit at the Bank only after obtaining a prior written determination of no supervisory objection from the OCC.	The Bank has obtained required written approvals from the OCC for all new and renewed brokered deposit requests since the effective date of the Formal Agreement.

Take immediate and continuing action to protect the Bank’s interest in certain assets identified by the OCC or any other bank examiner. Adopt and implement, within 60 days of the effective date of the Formal Agreement, a written program designed to eliminate the basis of criticism of assets criticized by the OCC or any other bank examiner, or in any list provided to management by the OCC during any examination as “doubtful,” “substandard,” or “special mention.” In addition, provide to the OCC a copy of the program for all criticized assets equal to or exceeding $300,000. Conduct a monthly review to determine the status of each criticized asset that equals or exceeds $300,000 and management’s adherence to and the status and effectiveness of the criticized asset program adopted.

The Bank is utilizing a criticized assets report covering the entire credit relationship with respect to such assets. Initial reports were submitted to the OCC on March 30, 2010, and ongoing monthly monitoring is being performed in accordance with the Formal Agreement.

Extend credit, including renewals or extensions, to a borrower whose loans or other extensions of credit exceed $300,000 and are criticized by the OCC or any other bank examiner, only after the Board or designated committee finds that the extension of additional credit is necessary to promote the best interests of the Bank.

Through June 30, 2010, we believe the Bank has complied with this provision of the Formal Agreement.

Adopt and implement, within 60 days of the effective date of the Formal Agreement, an updated and comprehensive policy for determining the adequacy of the Bank’s allowance for loan losses, which must provide for a review of the Bank’s allowance for loan losses by the Board at least once each calendar quarter.

The Bank’s Allowance for Loan Losses Methodology and Model was reviewed and approved by the Bank’s Board of Directors on April 28, 2010 and was submitted to the OCC on May 3, 2010.

Develop and implement, within 60 days of the effective date of the Formal Agreement, an updated written program to improve the Bank’s loan portfolio management including a pricing policy, guidelines for loans to insiders, guidelines on concentrations of credit, lending procedures, underwriting, documentation, exception tracking, re-appraisal guidelines and a comprehensive loan review process.

The Bank’s General Loan Policy, which addresses loans to insiders, guidelines on concentrations of credit, lending procedures, underwriting, documentation, exception tracking, re-appraisal, was reviewed and approved by the Bank’s Board of Directors on April 28, 2010 and was submitted to the OCC on May 3, 2010.

Develop and implement, within 60 days of the effective date of the Formal Agreement, updated systems which provide for effective monitoring of early problem loan identification and sources of problem loans by various factors, previously charged-off assets and their recovery potential, compliance with the Bank’s lending policies and laws, rules, and regulations pertaining to the Bank’s lending function, adequacy of credit and collateral documentation, and concentrations of credit.

Since the effective date of the Formal Agreement, the Bank has developed new loan tracking reports, has engaged a third party to perform loan portfolio stress testing, and has increased the scope of external quarterly loan review procedures.

Provide to the Board of Directors, within 60 days of the effective date of the Formal Agreement, written reports on a monthly basis, including problem loans, delinquent loans, documentation exceptions, regulatory violations, concentrations of credit, significant economic factors, and general conditions and their impact on the credit quality of the Bank’s loan and lease portfolios, loans to insiders, and policy exceptions.

Through June 30, 2010, we believe the Bank has complied with this provision of the Formal Agreement.

Adopt and implement, within 60 days of the effective date of the Formal Agreement, a written asset diversification program including policies and procedures to control and monitor concentrations of credit and an action plan to reduce the risk of current concentrations of credit.

The Board of Directors has approved the updated General Loan Policy and has adopted a Commercial Real Estate Action Plan to ensure a reduction in the Bank’s commercial real estate portfolio. The General Loan Policy and Commercial Real Estate Action Plan were reviewed and approved by the Bank’s Board of Directors on April 28, 2010 and were submitted to the OCC on May 3, 2010.

Obtain, within 90 days of the effective date of the Formal Agreement, current and satisfactory credit information on all loans lacking such information, including those criticized by the OCC or any other bank examiner.

As of June 30, 2010, we believe the Bank has complied with this provision of the Formal Agreement.

Ensure, within 60 days of the effective date of the Formal Agreement, proper collateral documentation is maintained on all loans and correct each collateral exception listed by the OCC or any other bank examiner.

As of June 30, 2010, we believe the Bank has complied with this provision of the Formal Agreement.

Effective immediately, the Bank may grant, extend, renew, alter or restructure any loan or other extension of credit only after: (1) documenting the specific reason or purpose for the extension of credit; (2) identifying the expected source of repayment in writing; (3) structuring the repayment terms to coincide with the expected source of repayment; (4) obtaining and analyzing current and satisfactory credit information, including cash flow analysis, where loans are to be repaid from operations; and (5) documenting, with adequate supporting material, the value of collateral and properly perfecting the Bank’s lien on it where applicable.

Through June 30, 2010, we believe the Bank has complied with this provision of the Formal Agreement.

Adopt and implement, within 90 days of the effective date of the Formal Agreement, an updated written, comprehensive conflict of interest policy applicable to the Bank’s and the Bank holding company’s directors, principal shareholders, executive officers, affiliates, and employees (“Insiders”) and related interests of such Insiders.

The Bank’s Conflict of Interest and Code of Ethics Policy was reviewed and approved by the Bank’s Board of Directors on December 9, 2009 and was submitted to the OCC on March 8, 2010.

Within 30 days of the effective date of the Formal Agreement, the Board of Directors must reduce to conforming amounts all loans or other extensions of credit which exceed the Bank’s legal lending limit. The Board is also required to establish, implement, and thereafter ensure Bank adherence to written procedures to prevent future violations.

The Bank is in the process of reducing non-conforming loan relationships at the time of each renewal through the requirement of principal reductions or payoff. The Bank is regularly reporting to the OCC the status of its progress related to this provision of the Formal Agreement.

We intend to take all actions necessary to enable the Bank to comply with the requirements of the Formal Agreement, and as of the date hereof we have submitted all documentation required as of this date to the OCC.  There can be no assurance that the Bank will be able to comply fully with the provisions of the Formal Agreement, and the determination of our compliance will be made by the OCC.  However, we believe we are currently in compliance with all provisions of the Formal Agreement except for the requirement related to non-conforming loans.  Failure to meet the requirements of the Formal Agreement could result in additional regulatory requirements, which could result in regulators taking additional enforcement actions against the Bank.

In addition, the OCC has established Individual Minimum Capital Ratio levels of Tier 1 and total capital for the Bank that are higher than the minimum and well capitalized ratios applicable to all banks.  Specifically, the Bank must maintain total risk-based capital of at least 12%, Tier 1 capital of at least 10%, and a leverage ratio of at least 9%.  As of June 30, 2010, the Bank is in compliance with the established Individual Minimum Capital Ratios.  See “Management’s Discussion and Analysis — Results of Operations — Capital Resources” for more discussion.

Currently, the Company also has to obtain the prior written approval of the Federal Reserve Bank of Richmond before (1) declaring or paying any dividends, (2) directly or indirectly accepting dividends or any other form of payment representing a reduction in capital from the Bank, (3) making any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities, (4) directly or indirectly, incurring, increasing or guaranteeing any debt, and (5) directly or indirectly, purchasing or redeeming any shares of its stock.  Pursuant to our plans to preserve capital, the Company has no plans to undertake any of the foregoing activities.

Results of Operations

Three months ended June 30, 2010 and 2009

We incurred a net loss of $1,248,751, or $0.60 per diluted share, for the quarter ended June 30, 2010 compared to a net loss of $661,277, or $0.32 per diluted share, for the quarter ended June 30, 2009, a difference of $587,474.  As described below, the increase in net loss is primarily due to a decrease in income tax benefit in addition to an increase in provision for loan losses.  Our noninterest expenses increased due to write downs on other real estate owned and repossessed assets which more than offset an increase in net interest income, discussed in greater detail below.  In addition, our noninterest income decreased due to a decrease in mortgage origination income as discussed below.

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the three months ended June 30, 2010 and 2009.  We derived these yields by dividing annualized income or expense by the average balance of the corresponding assets or liabilities.  We derived average balances from the daily balances throughout the periods indicated.  The net amount of capitalized loan fees are amortized into interest income on loans.

	For the Three Months Ended June 30,
	2010			2009
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

Federal funds sold and other	$14,088,280	$14,618	0.42%	$5,152,252	$7,703	0.60%
Investment securities (1)	8,394,957	64,960	3.10	4,182,428	44,997	4.32
Loans (2)	101,549,090	1,200,726	4.74	118,274,131	1,363,476	4.62
Total interest-earning assets	$124,032,327	$1,280,304	4.14%	$127,608,811	$1,416,176	4.45%

NOW accounts	$5,716,856	$8,621	0.60%	$5,589,040	$7,691	0.55%
Savings & money market	33,562,976	146,658	1.75	14,497,843	67,606	1.87
Time deposits (excluding brokered time deposits)	29,360,257	152,276	2.08	31,462,473	254,935	3.25
Brokered time deposits	35,026,402	232,480	2.66	45,622,924	357,807	3.15
Total interest-bearing deposits	103,666,491	540,035	2.09	97,172,280	688,039	2.84
Borrowings	11,248,125	109,999	3.92	17,868,361	147,494	3.31
Total interest-bearing liabilities	$114,914,616	$650,034	2.27%	$115,040,641	$835,533	2.91%

Net interest spread			1.87%			1.54%
Net interest income/ margin		$630,270	2.04%		$580,643	1.83%

(1)                                  The average balances for investment securities exclude the unrealized gain recorded for available for sale securities.

(2)                                  Nonaccrual loans are included in average balances for yield computations.

For the three months ended June 30, 2010, we recognized $1.3 million in interest income and $650,034 in interest expense, resulting in net interest income of $630,270, an increase of $49,627, or 9%, over the same period in 2009.  Average earning assets decreased to $124.0 million for the three months ended June 30, 2010 from $127.6 million for the three months ended June 30, 2009, a decrease of $3.6 million, or 3%.  Average interest bearing liabilities decreased to $114.9 million for the three months ended June 30, 2010 from $115.0 million for the three months ended June 30, 2009, a decrease of $126,025, or less than 1%.  Net interest margin, calculated as annualized net interest income divided by average earning assets, increased from 1.83% for the quarter ended June 30, 2009 to 2.04% for the quarter ended June 30, 2010, primarily due to a decrease in cost of interest-bearing liabilities from 2.91 % to 2.27% between periods due to the mix of liabilities and the timing of their repricing.  This decrease was offset somewhat by a decrease in yield on earning assets from 4.45% to 4.14% between periods.

Provision for loan losses was $735,000 for the quarter ended June 30, 2010 representing an increase of $175,000, or 31%, compared to the expense of $560,000 for the quarter ended June 30, 2009.  The increase in provision for loan losses is due to the increase in impaired and non-accrual loans and their related specific reserves in addition to an increase in the general allowance allocation due to declining economic conditions and the resulting decline in our borrowers’ ability to repay their loans as well as increased charge off levels.  The total allowance as a percentage of gross loans increased to 2.20% at June 30, 2010 from 1.71% at December 31, 2009.  Specific reserves were approximately $713,000 on impaired loans of approximately $10.3 million as of June 30, 2010.  As of June 30, 2010, the general reserve allocation was 1.63% of gross loans not impaired compared to 1.62% as of December 31, 2009. The provision for loan losses is discussed further below under “Provision and Allowance for Loan Losses.”

For the three months ended June 30, 2010, noninterest income was $40,389 compared to $99,851 for the three months ended June 30, 2009, a decrease of $59,462 between comparable periods.  This decrease is primarily due to a decrease of more than $73,000 in mortgage origination income offset by increases in services charges on deposits and customer service fees.  Mortgage origination income decreased significantly due to the loss of an originator who was not replaced until later in the second quarter.   Noninterest income for the three months ended June 30, 2010 and 2009 was derived from service charges on deposits, customer service fees, rental income, and mortgage origination income.

During the three months ended June 30, 2010, we incurred noninterest expenses of $1.2 million, compared to noninterest expenses of $1.1 million for the three months ended June 30, 2009, an increase of $61,939, or 6%.  This increase of noninterest expenses for the three month period ended June 30, 2010 primarily resulted from write downs of $142,104 on other real estate owned and repossessed assets discussed in greater detail below.  Other expense also increased $42,540 compared to the three month period ended June 30, 2009, primarily due to increased expenses related to other real estate owned, such as taxes and maintenance. These increases were offset by decreases in other expense categories.  Compensation and benefits decreased $65,495 due to a decrease in commissions on mortgage origination fees as well as the discontinuation of our 401k match beginning April 1, 2010. Insurance expense for the three months ended June 30, 2010 decreased $28,876 compared to the three months ended June 30, 2009 primarily due to the FDIC special assessment in 2009.  We have focused on expense control over the past year which has resulted in small decreases in marketing and telephone and supplies.  We also renegotiated and renewed our data processing contract in May 2009 resulting in decreased data processing expenses.

Income tax benefit for the three months ended June 30, 2010 was zero compared to $340,700 for the three months ended June 30, 2009.  We analyzed whether a valuation allowance should be recorded against our deferred tax assets.  Accounting literature states that a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized.  The determination of whether a deferred tax asset is realizable is based on weighting all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified.  During third quarter 2009, it became evident that the unprecedented economic conditions specifically affecting the banking industry had increased the uncertainty as to the timing of the expected recovery period of the industry as a whole.  Although later than many areas of the United States, it also became more evident that our local market and our Bank were affected by these deteriorating economic conditions.  These events led us to record a valuation allowance of 100% on all deferred tax assets generated beginning July 1, 2009 through June 30, 2010.  We have analyzed the existing deferred tax assets of $1.3 million, net of the valuation allowance, included in other assets, and determined it is more likely than not that they will be recognized in future years based on forecasted projected income in the near term, the fact that we had reached profitable operations prior to the economic decline, our strong capital position, and our month-to-month improvement in net interest margin during 2009 and the first half of 2010.  Our projections include moderate balance sheet growth, maintenance of liquidity levels, no branch expansion, the sale of our land in downtown Greenville, interest rate projections based on leading economic analyses, and the maintenance of higher than historical charge-off and allowance for loan losses levels.  We will continue to analyze our deferred tax assets and related valuation allowance each quarter taking into account performance compared to forecast and current economic or internal information that would impact forecasted earnings.

Six months ended June 30, 2010 and 2009

We incurred a net loss of $1,878,492, or $0.90 per diluted share, for the six months ended June 30, 2010 compared to a net loss of $1,029,922, or $0.49 per diluted share, for the six months ended June 30, 2009, a difference of $848,570.  As described below, the increase in net loss is primarily due to a decrease in income tax benefit in addition to an increase in provision for loan losses.  Our noninterest expenses increased due to write downs on other real estate owned and repossessed assets which more than offset an increase in net interest income, discussed in greater detail below.

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the six months ended June 30, 2010 and 2009.  We derived these yields by dividing annualized income or expense by the average balance of the corresponding assets or liabilities.  We derived average balances from the daily balances throughout the periods indicated.  The net amount of capitalized loan fees are amortized into interest income on loans.

	For the Six Months Ended June 30,
	2010			2009
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

Federal funds sold and other	$11,133,677	$25,703	0.47%	$3,837,867	$15,268	0.80%
Investment securities (1)	8,079,066	128,450	3.21	4,190,933	92,163	4.43
Loans (2)	104,060,141	2,474,005	4.79	119,910,667	2,761,447	4.64
Total interest-earning assets	$123,272,884	$2,628,158	4.30%	$127,939,467	$2,868,878	4.52%

NOW accounts	$5,312,321	$16,791	0.64%	$5,440,580	$15,933	0.59%
Savings & money market	30,209,960	273,543	1.83	13,442,585	126,590	1.90
Time deposits (excluding brokered time deposits)	29,702,446	316,770	2.15	30,520,516	509,228	3.36
Brokered time deposits	36,480,478	496,025	2.74	47,473,266	786,260	3.34
Total interest-bearing deposits	101,705,205	1,103,129	2.19	96,876,947	1,438,011	2.99
Borrowings	12,692,646	242,010	3.84	18,541,598	295,803	3.22
Total interest-bearing liabilities	$114,397,851	$1,345,139	2.37%	$115,418,545	$1,733,814	3.03%

Net interest spread			1.93%			1.49%
Net interest income/ margin		$1,283,019	2.10%		$1,135,064	1.79%

(1)                                  The average balances for investment securities exclude the unrealized gain recorded for available for sale securities.

(2)                                  Nonaccrual loans are included in average balances for yield computations.

For the six months ended June 30, 2010, we recognized $2.6 million in interest income and $1.3 million in interest expense, resulting in net interest income of $1.3 million, an increase of $147,955, or 13%, over the same period in 2009.  Average earning assets decreased to $123.3 million for the six months ended June 30, 2010 from $127.9 million for the six months ended June 30, 2009, a decrease of $4.7 million, or 4%.  Average interest bearing liabilities decreased to $114.4 million for the six months ended June 30, 2010 from $115.4 million for the six months ended June 30, 2009, a decrease of $1.0 million, or 1%.  Net interest margin, calculated as annualized net interest income divided by average earning assets, increased from 1.79% for the six months ended June 30, 2009 to 2.10% for the six months ended June 30, 2010, primarily due to a decrease in cost of interest-bearing liabilities from 3.03 % to 2.37% between periods due to the mix of liabilities and the timing of their repricing.  This decrease was offset somewhat by a decrease in yield on earning assets from 4.52% to 4.30% between periods.

Provision for loan losses was $835,000 for the six months ended June 30, 2010 representing an increase of $185,000, or 28%, compared to the expense of $650,000 for the six months ended June 30, 2009.  The increase in provision for loan losses is due to the increase in impaired and non-accrual loans and their related specific reserves in addition to an increase in the general allowance allocation due to declining economic conditions and increased charge off levels.  The provision for loan losses is discussed further below under “Provision and Allowance for Loan Losses.”

For the six months ended June 30, 2010, noninterest income was $112,414 compared to $108,575 for the six months ended June 30, 2009, an increase of $3,839 between comparable periods.  This small increase is mainly due to the fact that we recognized an other than temporary impairment charge of $60,404 during the six months ended June 30, 2009 which drove noninterest income down in 2009 compared to the six months ended June 30, 2010.   This small increase also reflects increases in services charges on deposits and customer service fees offset by a decrease of more than $80,000 in mortgage origination income. Mortgage origination income decreased significantly during the current year due to the loss of an originator who was not replaced until later in the second quarter.   Noninterest income for the six months ended June 30, 2010 and 2009 was derived from service charges on deposits, customer service fees, rental income, and mortgage origination income.

During the current six months, we incurred noninterest expenses of $2.4 million, compared to noninterest expenses of $2.1 million for the six months ended June 30, 2009, an increase of $322,814, or 15%.  This increase of noninterest expenses for the six month period ended June 30, 2010 primarily resulted from write downs of $374,159 on other real estate owned and repossessed assets discussed in greater detail below.  Other expense also increased $63,156 compared to the six months ended June 30, 2009, primarily due to increased expenses related to other real estate owned, such as taxes and maintenance. Occupancy and equipment expenses increased $18,726 for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 due to the opening of the Simpsonville branch in February 2009, which resulted in fewer number of months expense in 2009 compared to 2010.  These increases were offset by decreases in other expense categories.  Compensation and benefits decreased $73,696 due to a decrease in commissions on mortgage origination fees as well as the discontinuation of our 401k match beginning April 1, 2010. We have been focusing on expense control over the past year which has resulted in small decreases in marketing and telephone and supplies.  We also renegotiated and renewed our data processing contract in May 2009 resulting in decreased data processing expenses.

Income tax benefit for the six months ended June 30, 2010 was zero compared to $492,550 for the six months ended June 30, 2009.  We analyzed whether a valuation allowance should be recorded against our deferred tax assets.  Accounting literature states that a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized.  The determination of whether a deferred tax asset is realizable is based on weighting all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified.  During third quarter 2009, it became evident that the unprecedented economic conditions specifically affecting the banking industry had increased the uncertainty as to the timing of the expected recovery period of the industry as a whole.  Although later than many areas of the United States, it also became more evident that our local market and our Bank were affected by these deteriorating economic conditions.  These events led us to record a valuation allowance of 100% on all deferred tax assets generated beginning July 1, 2009 through June 30, 2010.  We have analyzed the existing deferred tax assets of $1.3 million, net of the valuation allowance, included in other assets, and determined it is more likely than not that they will be recognized in future years based on forecasted projected income in the near term, the fact that we had reached profitable operations prior to the economic decline, our strong capital position, and our month-to-month improvement in net interest margin during 2009 and the first half of 2010.  Our projections include moderate balance sheet growth, maintenance of liquidity levels, no branch expansion, the sale of our land in downtown Greenville, interest rate projections based on leading economic analyses, and the maintenance of higher than historical charge-off and allowance for loan losses levels.  We will continue to analyze our deferred tax assets and related valuation allowance each quarter taking into account performance compared to forecast and current economic or internal information that would impact forecasted earnings.

Assets and Liabilities

General

Total assets as of June 30, 2010 were $132.6 million, representing a decrease of $2.7 million, or 2%, compared to December 31, 2009.  The decrease in assets is the result of $8.6 million of net loan payoffs offset by increases in cash and cash equivalents of $5.6 million and a $2.0 million increase in investment securities.  At June 30, 2010, our total assets consisted principally of $15.8 million in cash and due from banks, $10.2 million in investment securities, $94.5 million in net loans, $3.7 million in property and equipment, and $3.9 million in other real estate owned and repossessed assets.  Our management closely monitors and seeks to maintain appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and demand.

Liabilities at June 30, 2010 totaled $117.6 million, representing a decrease of $1.0 million, or 1%, compared to December 31, 2009, and consisted principally of $107.4 million in deposits and $10.0 million in borrowings.  Our borrowings consisted of FHLB advances and customer repurchase agreements.  At June 30, 2010, shareholders’ equity was $15.0 million compared to $16.7 million at December 31, 2009. The decrease in shareholders’ equity was primarily due to the net loss of $1,878,492 for the six months ended June 30, 2010.

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, we invest a substantial percentage of our earning assets in our loan portfolio.  At June 30, 2010, our gross loan portfolio consisted primarily of $63.2 million of commercial real estate loans, $14.1 million of commercial business loans, and $19.5 million of consumer and home equity loans.  Our current loan portfolio composition is not materially different than the loan portfolio composition disclosed in the footnotes to the consolidated financial statements included in our Annual Report on Form 10-K for 2009 as filed with the SEC.  We experienced net payoffs of $8.6 million during the three months ended June 30, 2010 due to low market demand, careful consideration of liquidity needs and credit risk management.

We discontinue accrual of interest on a loan when we conclude it is doubtful that we will be able to collect interest from the borrower.  We reach this conclusion by taking into account factors such as the borrower’s financial condition, economic and business conditions, and the results of our previous collection efforts.  Generally, we place a delinquent loan in non-accrual status when the loan becomes 90 days or more past due.  When we place a loan in non-accrual status, we reverse all interest which has been accrued on the loan but remains unpaid and deduct this interest from earnings as a reduction of reported interest income.  We do not accrue any additional interest on the loan balance until we conclude the collection of both principal and interest is reasonably certain. We had approximately $10.8 million and $6.7 million in non-accrual loans at June 30, 2010 and December 31, 2009, respectively.  This increase between periods is due to six new loans which were changed to non-accrual status during the six month period as a result of a review of these relationships, their payment history and the current economic environment.  However, we also successfully took possession of the collateral of three loans that were non-accrual as of December 31, 2009 as discussed below.  Non-accrual loans represented 11.1% of gross loans at June 30, 2010.  We continue to carefully monitor each of these loans and have established specific reserves as warranted based on a review of the underlying collateral of each loan as well as the financial condition of each borrower.

At June 30, 2010, we had 9 loans totaling $10.3 million that were considered impaired with specific reserves of approximately $713,000 allocated in the allowance for loan losses.  The Company identifies impaired loans through its normal internal loan review process.  Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  The resultant shortfall is charged to provision for loan losses and is classified as specific reserves.  When an impaired loan is ultimately charged-off, the charge-off is taken against the specific reserve.  Impaired loans consisted of $10.3 million of loans secured by real estate and approximately $15,000 of commercial loans with other forms of collateral.  Loans which are deemed to be impaired are valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral.  Such market values are generally obtained using independent appraisals, updated in accordance with our reappraisal policy, or other market data such as recent offers to the borrower.  As of June 30, 2010, we had loans totaling $2.5 million that were classified in accordance with our loan rating policies but were not considered impaired.  Classified asset levels are considered in determining management’s assessment of the adequacy of the allowance for loan losses.

As of June 30 2010, we had loans totaling $4.3 million on the watch list.  The watch list is the classification utilized by us when we have an initial concern about the financial health of a borrower.  These loans are designated as such in order to be monitored more closely than other credits in our portfolio.  We then gather current financial information about the borrower and evaluate our current risk in the credit.  We will then either reclassify the loan as “substandard” or back to its original risk rating after a review of the information.  There are times when we may leave the loan on the watch list, if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we determine to review the loan on a more regular basis.  Loans on the watch list are not considered “potential problem loans” until they are determined by management to be classified as substandard.

Loans past due 30-89 days amounted to $1.5 million at June 30, 2010, compared to approximately $497,000 at December 31, 2009.  At June 30, 2010, we did not have any loans past due greater than 90 days that were not already placed in non-accrual status.

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations.  The allowance for loan losses for the three and six months ended June 30, 2010 and 2009 is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Balance at beginning of the period	$1,985,293	$1,701,977	$1,847,513	$1,611,977
Provision for loan losses	735,000	560,000	835,000	650,000
Loans charged-off	(597,837)	—	(600,057)	—
Recoveries of loans previously charged-off	—	—	40,000	—
Balance at end of the period	$2,122,456	$2,261,977	$2,122,456	$2,261,977
Net charge-offs to average loans	2.36%	—%	1.09%	—%

As of June 30, 2010, the allowance for loan losses was $2.1 million, or 2.20% of gross loans, compared to $1.8 million, or 1.71% of gross loans, as of December 31, 2009 and $2.3 million, or 1.95% of gross loans, as of June 30, 2009.  Provision for loan losses was $735,000 for the three months ended June 30, 2010, an increase of $175,000, or 31%, compared to the expense of $560,000 for the three months ended June 30, 2009.  For the six months ended June 30, 2010, provision for loan losses was $835,000, an increase of $185,000, or 28%, over the six months ended June 30, 2009.  During the three months ended June 30, 2010, we charged off $597,837 related to two relationships.  Of these charge-offs, $350,000 was an unsecured commercial loan which had no prior signs of deterioration.  The remaining $247,837 was due to a recent appraisal and evaluation on a commercial real estate loan in the process of foreclosure.

The increase in the allowance for loan losses is a result, in large part, of the general conditions of the current economic climate, including, among other things, a rise in unemployment, which affects borrowers’ ability to repay, and the decrease in values in the real estate market, which affects the value of collateral securing certain loans with the Bank.  The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible.  We strive to follow a comprehensive, well-documented, and consistently applied analysis of our loan portfolio in determining an appropriate level for the allowance for loan losses.  Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate.  Our determination of the allowance for loan losses is based on what we believe are all significant factors that impact the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans.  We also consider subjective issues such as changes in lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons.  Due to our limited operating history, to date the provision for loan losses has been made primarily as a result of our assessment of general loan loss risk compared to banks of similar size and maturity.  Due to our short operating history, the loans in our loan portfolio and our lending relationships are of recent origin.  In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process known as seasoning.  As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio.  Because our loan portfolio is new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels.   If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.  Periodically, we will adjust the amount of the allowance based on changing circumstances.  We will charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses.  There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

The downturn in the real estate market over the past 30 months has resulted in increased loan delinquencies, defaults and foreclosures, primarily in our commercial real estate portfolio.  In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure, and there is a risk that this trend will continue.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  If real estate values continue to decline, it is also more likely that we would be required to increase our allowance for loan losses.  This downturn in the real estate market has resulted in an increase in our nonperforming loans, and there is a risk that this trend will continue, which could result in additional losses of earnings and increases in our provision for loan losses and loans charged-offs.

Other Real Estate Owned and Repossessed Assets

As of June 30, 2010 we had $3.8 million in other real estate owned and $63,458 in repossessed assets.  Other real estate owned consists of approximately $717,000 of residential properties, $3.0 million of land and $124,000 of commercial office space.  Repossessed assets consists of equipment.  Charge-offs of $205,297 were taken on these relationships at the time of transfer to other real estate owned and repossessed assets as a result of a decline in the approximate fair values of the collateral based on current market information.   During the three and six months ended June 30, 2010, based on new market information, $142,104 and $374,159, respectively, was charged to expense to write down the value of other real estate owned and repossessed assets.  Repossessed assets of $332,908 were sold during the six months ended June 30, 2010 at zero gain or loss as these assets had been written down to market value earlier in the period based on new market information.

Deposits

Our primary source of funds for loans and investments is our deposits.  At June 30, 2010, we had $107.4 million in deposits, representing an increase of $3.1million, or 3%, compared to December 31, 2009.  Deposits at June 30, 2010 consisted primarily of $12.2 million in demand deposit accounts, $34.5 million in money market accounts and $60.5 million in time deposits.  During the fourth quarter of 2006, we began obtaining deposits outside of our local market area in the form of brokered time deposits.  Due to the interest rate environment in our market, as well as strong competition from other banking and financial services companies in gathering deposits, brokered time deposits allow us to obtain funding in order to support loan growth.  At June 30, 2010, we had $31.4 million in brokered time deposits, a decrease of approximately $7.6 million, or 19%, compared to December 31, 2009.  Our strong customer deposit growth during 2010 has enabled us to maintain a strong liquidity position while decreasing our reliance on brokered deposits, thereby lowering our cost of interest- bearing liabilities. We will continue to reduce our reliance on brokered time deposits and other noncore funding sources, while focusing our efforts to gather core deposits in our local market.

Borrowings

We use borrowings to fund growth of earning assets in excess of deposit growth.  Borrowings totaled $10.0 million at June 30, 2010, compared to $14.2 million at December 31, 2009.  FHLB advances accounted for $10.0 million of total borrowings, a decrease of $4.0 million, or 29%, compared to December 31, 2009.  These advances are secured with approximately $32.9 million of first and second mortgage loans and $1.1 million of stock in the FHLB.  The remaining balance in borrowings represents customer repurchase agreements.

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

We are a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made for leverage purposes, if so desired, in an amount up to 20% of the total assets of the Bank, assuming that the Bank’s investment in FHLB stock, as well as qualifying mortgages or investment securities, would be available to secure any future borrowings.  We also pledge collateral to the Federal Reserve Bank’s Borrower-in-Custody of Collateral program, and our available credit under this program was approximately $8.9 million as of June 30, 2010.  We have federal funds purchased lines of credit through two correspondent banks totaling $5.0 million.

We believe our liquidity sources are adequate to meet our operating needs. The level of liquidity is measured by the cash, cash equivalents, and investment securities available for sale to total assets ratio, which was at 19.64% at June 30, 2010 compared to 13.60% as of December 31, 2009.  The increase in liquidity is due to an increase in deposits of $3.1 million as well as net loan payoffs of $8.6 million during the six months ended June 30, 2010.  These cash increases were offset by the payoff of $4.0 million in FHLB advances and purchases of $3.0 million in investment securities. We continue to carefully focus on liquidity management during 2010.  We plan to continue reducing brokered time deposits as cash balances, retail deposit growth and operating needs allow.

Impact of Off-Balance Sheet Instruments

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities.  These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2010, we had issued commitments to extend credit of $11.4 million through various types of lending arrangements.  We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.  Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.  We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Commitments and Contingencies

As of June 30, 2010, there were no significant firm commitments outstanding for capital expenditures.

Capital Resources

Total shareholders’ equity decreased to $15.0 million at June 30, 2010 from $16.7 million at December 31, 2009, primarily due to our net loss for the six months of $1,878,492. We believe that our capital is sufficient to fund the activities of our Bank’s operations and that the rate of net losses will not deteriorate our capital base below required regulatory levels. Nevertheless, we are not immune to the unprecedented levels of extended volatility and disruption in the capital and credit markets and can give no assurances with respect to our capital levels.

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

The Bank is also  required  to  maintain  capital  at a minimum  level  based on quarterly  average  assets,  which  is  known as the leverage ratio.  Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%.  All others are subject to maintaining ratios 1% to 2% above the minimum.  The Bank exceeded its minimum regulatory capital ratios as of June 30, 2010, as well as the ratios to be considered “well capitalized.”

On January 20, 2010, the Bank entered into the Formal Agreement with its primary regulator, the OCC.  The Formal Agreement seeks to enhance the Bank’s existing practices and procedures in the areas of management oversight, strategic and capital planning, credit risk management, credit underwriting, liquidity, and funds management.

In response, the Bank has formed a Compliance Committee of its Board of Directors to oversee management’s response to all sections of the Formal Agreement.  The Compliance Committee also monitors adherence to deadlines for submission to the OCC of information required under the Formal Agreement.  The Board of Directors and management of the Bank have been aggressively working to address the findings of the exam and will continue to work to comply with all the requirements of the Formal Agreement.  For additional information on the Formal Agreement, including actions the Bank has taken in response to the Formal Agreement, see “Management’s Discussion and Analysis — Recent Regulatory Developments.”

In addition, the OCC has established Individual Minimum Capital Ratio levels of Tier 1 and total capital for the Bank that are higher than the minimum and “well capitalized” ratios applicable to all banks.  The Bank must maintain total risk-based capital of at least 12%, Tier 1 capital of at least 10%, and a leverage ratio of at least 9%.  If we fail to maintain these required capital levels, the OCC may deem noncompliance to be an unsafe and unsound banking practice which may make the Bank subject to a capital directive, a consent order, or such other administrative actions or sanctions as the OCC considers necessary.  It is uncertain what actions, if any, the OCC would take with respect to noncompliance with these ratios, what action steps the OCC might require the Bank to take to remedy this situation, and whether such actions would be successful.

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at June 30, 2010 and December 31, 2009.

							To be well capitalized
			Individual Minimum		For capital		under prompt corrective
			Capital Ratio		adequacy purposes		action provisions
	Actual		Minimum		Minimum		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2010
Total Capital (to risk weighted assets)	$13,745,000	12.8%	$12,895,000	12.0%	$8,597,000	8.0%	$10,746,000	10.0%
Tier 1 Capital (to risk weighted assets)	12,392,000	11.5	10,746,000	10.0	4,298,000	4.0	6,448,000	6.0
Tier 1 Capital (to average assets)	12,392,000	9.2	12,128,000	9.0	5,390,000	4.0	6,738,000	5.0

As of December 31, 2009
Total Capital (to risk weighted assets)	$14,712,000	12.7%	$13,864,000	12.0%	$9,243,000	8.0%	$11,553,000	10.0%
Tier 1 Capital (to risk weighted assets)	13,263,000	11.5	11,553,000	10.0	4,621,000	4.0	6,932,000	6.0
Tier 1 Capital (to average assets)	13,263,000	9.9	12,013,000	9.0	5,339,000	4.0	6,674,000	5.0

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2010.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: August 9, 2010	By:	/s/ Lawrence R. Miller
Lawrence R. Miller
Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2010	By:	/s/ Katie N. Tuttle
Katie N. Tuttle
Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.