Form 10-Q
period 2010-09-30
Independence Bancshares, Inc.
filed 2010-11-05
CIK 1311828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2010

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

2,085,010 shares of common stock, $.01 par value per share, were issued and outstanding as of November 5, 2010.

Independence Bancshares, Inc.

Part I - Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets

	September 30, 2010	December 31, 2009
	(unaudited)	(audited)
Assets
Cash and due from banks	$5,656,596	$4,929,360
Federal funds sold	5,780,000	5,295,000
Investment securities available for sale	10,014,546	8,171,648
Non-marketable equity securities	1,438,850	1,546,100
Loans, net of allowance for loan losses of $2,781,168 and $1,847,513, respectively	93,005,838	106,129,956
Accrued interest receivable	311,914	401,386
Property and equipment, net	3,680,014	3,771,983
Other real estate owned and repossessed assets	2,949,852	2,411,890
Other assets	1,079,083	2,653,876
Total assets	$123,916,693	$135,311,199

Liabilities
Deposits:
Noninterest bearing	$5,983,014	$5,243,210
Interest bearing	98,882,639	99,032,246
Total deposits	104,865,653	104,275,456

Borrowings	7,049,926	14,157,992
Accrued interest payable	34,816	97,269
Accounts payable and accrued expenses	149,441	93,615
Total liabilities	112,099,836	118,624,332

Commitments and contingencies

Shareholders’ equity
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued	—	—
Common stock, par value $.01 per share; 10,000,000 shares authorized; 2,085,010 shares issued and outstanding	20,850	20,850
Additional paid-in capital	21,077,535	20,997,135
Accumulated other comprehensive income	117,128	23,052
Accumulated deficit	(9,398,656)	(4,354,170)
Total shareholders’ equity	11,816,857	16,686,867
Total liabilities and shareholders’ equity	$123,916,693	$135,311,199

The accompanying notes are an integral part of these consolidated financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest income
Loans	$1,181,010	$1,425,590	$3,655,015	$4,187,037
Investment securities	73,057	59,735	201,507	151,898
Federal funds sold and other	12,921	11,490	38,624	26,758
Total interest income	1,266,988	1,496,815	3,895,146	4,365,693

Interest expense
Deposits	487,490	645,775	1,590,619	2,083,786
Borrowings	80,249	147,172	322,259	442,975
Total interest expense	567,739	792,947	1,912,878	2,526,761

Net interest income	699,249	703,868	1,982,268	1,838,932

Provision for loan losses	1,220,000	137,000	2,055,000	787,000

Net interest income (expense) after provision for loan losses	(520,751)	566,868	(72,732)	1,051,932

Noninterest income	76,004	68,155	188,418	176,730

Noninterest expenses
Compensation and benefits	$484,498	$526,499	$1,488,624	$1,604,321
Write-downs on real estate owned and repossessed assets	318,131	7,832	692,290	7,832
Occupancy and equipment	142,763	140,602	432,282	411,395
Insurance	125,818	110,726	383,876	373,214
Data processing and related costs	70,085	71,434	215,666	245,834
Professional fees	92,848	50,384	226,272	181,685
Marketing	18,727	20,993	79,458	101,341
Telephone and supplies	12,724	18,717	45,227	60,008
Other	80,716	61,995	221,540	139,663
Total noninterest expenses	1,346,310	1,009,182	3,785,235	3,125,293

Loss before income tax benefit (expense)	(1,791,057)	(374,159)	(3,669,549)	(1,896,631)

Income tax benefit (expense)	(1,374,937)	—	(1,374,937)	492,550

Net loss	$(3,165,994)	$(374,159)	$(5,044,486)	$(1,404,081)

Loss per common share — basic and diluted	$(1.52)	$(0.18)	$(2.42)	$(0.67)

Weighted average common shares outstanding — basic and diluted	2,085,010	2,085,010	2,085,010	2,085,010

The accompanying notes are an integral part of these consolidated financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Changes

In Shareholders’ Equity and Comprehensive Income (Loss)

(unaudited)

	Common stock		Additional	Accumulated other comprehensive	Accumulated
	Shares	Amount	paid-in capital	income	deficit	Total

December 31, 2008	2,085,010	$20,850	$20,840,248	$40,715	$(2,193,081)	$18,708,732
Compensation expense related to stock options granted	—	—	119,387	—	—	119,387
Net loss	—	—	—	—	(1,404,081)	(1,404,081)
Unrealized gain on investment securities available for sale, net of tax	—	—	—	9,193	—	9,193
Total comprehensive loss	—	—	—	—	—	(1,394,888)
September 30, 2009	2,085,010	$20,850	$20,959,635	$49,908	$(3,597,162)	$17,433,231

December 31, 2009	2,085,010	$20,850	$20,997,135	$23,052	$(4,354,170)	$16,686,867
Compensation expense related to stock options granted	—	—	80,400	—	—	80,400
Net loss	—	—	—	—	(5,044,486)	(5,044,486)
Unrealized gain on investment securities available for sale, net of tax	—	—	—	94,076	—	94,076
Total comprehensive loss	—	—	—	—	—	(4,950,410)
September 30, 2010	2,085,010	$20,850	$21,077,535	$117,128	$(9,398,656)	$11,816,857

The accompanying notes are an integral part of these consolidated financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2010	2009
Operating activities
Net loss	$(5,044,486)	$(1,404,081)
Adjustments to reconcile net loss to cash used in operating activities
Provision for loan losses	2,055,000	787,000
Depreciation	145,308	135,922
Amortization of investment securities premiums, net	40,716	2,717
Compensation expense related to stock options granted	80,400	119,387
Other-than-temporary impairment on non-marketable equity securities	—	60,404
Write downs of real estate owned and repossessed assets	692,290	7,832
(Increase) decrease in other assets, net	1,615,801	(536,898)
Increase (decrease) in other liabilities, net	(6,627)	76,144
Net cash used in operating activities	(421,598)	(751,573)

Investing activities
Repayments of loans, net	8,895,930	12,819,273
Purchase of investment securities available for sale	(6,000,000)	(7,102,773)
Maturity of investment securities available for sale	3,000,000	3,000,000
Repayments of investment securities available for sale	1,258,926	519,956
Redemption (purchase) of non-marketable equity securities, net	107,250	(6,700)
Purchase of property and equipment, net	(53,339)	(607,502)
Sale of repossessed assets	942,936	354,161
Net cash provided by investing activities	8,151,703	8,976,415

Financing activities
Increase in deposits, net	590,197	5,028,475
Decrease in borrowings	(7,108,066)	(3,017,516)
Net cash used in financing activities	(6,517,869)	2,010,959

Net increase in cash and cash equivalents	1,212,236	10,235,801

Cash and cash equivalents at beginning of the period	10,224,360	4,117,886

Cash and cash equivalents at end of the period	$11,436,596	$14,353,687

Supplemental information:
Cash paid for
Interest	$1,975,331	$2,560,964
Schedule of non-cash transactions
Change in unrealized gain on securities, net of tax	$94,076	$9,193
Loans transferred to other real estate owned	$2,173,188	$2,677,016

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for 2009 as filed with the Securities and Exchange Commission.

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

Recent Regulatory Developments

On January 20, 2010, the Bank entered into a Formal Agreement (the “Formal Agreement”) with its primary regulator, the Office of the Comptroller of the Currency (the “OCC”).  The Formal Agreement seeks to enhance the Bank’s existing practices and procedures in the areas of management oversight, strategic and capital planning, credit risk management, credit underwriting, liquidity, and funds management.  In addition, the OCC has established Individual Minimum Capital Ratio levels of Tier 1 and total capital for the Bank that are higher than the minimum and well capitalized ratios applicable to all banks.  The Bank must maintain total risk-based capital of at least 12%, Tier 1 capital of at least 10%, and a leverage ratio of at least 9%.  The Board of Directors and management of the Bank have been aggressively working to address the findings of the exam and will continue to work to comply with all the requirements of the Formal Agreement.  As of September 30, 2010, the Bank fell below the Individual Minimum Capital Ratio levels for Total risk-based capital, which was 11.8% compared to the required 12%, as well as leverage ratio, which was 8.7% compared to the required 9%.  However, the Bank’s capital levels remain above the well capitalized ratio levels applicable to all banks.  For additional information on the Formal Agreement, including actions the Bank has taken in response to the Formal Agreement, see “Management’s Discussion and Analysis — Recent Regulatory Developments” and “Management’s Discussion and Analysis — Results of Operations — Capital Resources.”

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies is included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2009.  For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for 2009 as filed with the Securities and Exchange Commission.  Accounting standards that have been issued or proposed by the Financial Accounting Standards Board that do not require adoption until a future date are not expected to have a material impact on the consolidated balance sheet or statement of operations upon adoption.

Cash and Cash Equivalents - For purposes of reporting cash flows, cash and cash equivalents include cash, amounts due from banks and federal funds sold.  Generally, federal funds are sold for one-day periods.

Loss per Share - Basic loss per share represents net loss divided by the weighted-average number of common shares outstanding during the period.  Dilutive loss per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued.  Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method.  For the three and nine month periods ended September 30, 2010 and 2009, as a result of the Company’s net loss, all of the potential common shares were considered anti-dilutive.

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

The Company is predominantly an asset-based lender with real estate serving as collateral on approximately 84% of loans.  Loans which are deemed to be impaired are valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral.  Such market values are generally obtained using independent appraisals or other market data, which the Company considers to be Level 2 inputs (other observable inputs).  The aggregate carrying amount, net of specific reserves, of impaired loans at September 30, 2010 was $11.0 million.

Available-for-sale investment securities which were $10,014,546 at September 30, 2010 are the only assets whose fair values are measured on a recurring basis using Level 2 inputs (other observable inputs).

Other real estate owned and repossessed assets, consisting of properties or other collateral obtained through foreclosure or in satisfaction of loans, are carried at fair value.  Market values are generally obtained using independent appraisals or other current market information, including but not limited to offers received on the property, which the Company considers to be Level 2 inputs (other observable inputs).  The carrying amount of other real estate owned and repossessed assets at September 30, 2010 was $2,949,852.

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

The Company has used management’s best estimate of fair value based on the above assumptions.  Thus, the fair values presented may not be the amounts that could be realized in an immediate sale or settlement of the instrument.  In addition, any income taxes or other expenses, which would be incurred in an actual sale or settlement, are not taken into consideration in the fair value presented.  The estimated fair values of the Company’s financial instruments at September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and due from banks	$5,656,596	$5,656,596	$4,929,360	$4,929,360
Federal funds sold	5,780,000	5,780,000	5,295,000	5,295,000
Investment securities available for sale	10,014,546	10,014,546	8,171,648	8,171,648
Non-marketable equity securities	1,438,850	1,438,850	1,546,100	1,546,100
Loans, net	93,005,838	85,721,256	106,129,956	94,600,335
Financial Liabilities:
Deposits	104,865,653	105,278,733	104,275,456	105,094,907
Federal Home Loan Bank advances	7,000,000	7,438,597	14,000,000	14,506,533
Securities sold under agreements to repurchase	49,926	49,926	157,992	157,992

Income Taxes - The Company accounts for income taxes in accordance with FASB ASC Topic 740, “Income Taxes”. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the consolidated financial statements or tax returns.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Valuation allowances are established to reduce deferred tax assets if it is determined to be “more likely than not” that all or some portion of the potential deferred tax asset will not be realized.  For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for 2009 as filed with the Securities and Exchange Commission.

Income tax expense for the three and nine months ended September 30, 2010 was $1,374,937.  Accounting literature states that a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized.  The determination of whether a deferred tax asset is realizable is based on weighting all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified.  During our quarterly analysis of the valuation allowance recorded against our deferred tax assets, we determined that it was not more likely than not that they will be recognized in future years due to the continued decline in credit quality and the resulting increased net losses and negative impact on capital as a result of provision for loan losses and other real estate owned write downs.  In addition, credit quality has impacted our net interest margin during 2010 due to interest reversals and interest lost on non-accrual loans.  During third quarter 2009, it became evident that the unprecedented economic conditions specifically affecting the banking industry had increased the uncertainty as to the timing of the expected recovery period of the industry as a whole.  Although later than many areas of the United States, it also became more evident that our local market and our Bank were affected by these deteriorating economic conditions.  These events led us to record a valuation allowance of 100% on all deferred tax assets generated beginning July 1, 2009 through September 30, 2010.  The expense recorded for the quarter and nine months ended September 30, 2010 represents a 100% valuation allowance on all prior deferred tax assets (those generated prior to July 1, 2009).  The Company also believes that its income tax filing positions taken or expected to be taken in its tax returns will more likely than not be sustained upon audit by the taxing authorities, and does not anticipate any adjustments that will result in a material adverse impact on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740, “Income Taxes”.

Reclassifications - Certain amounts have been reclassified to state all periods on a comparable basis.  Reclassifications had no effect on shareholders’ equity or net loss.

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

	September 30, 2010
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Government-sponsored enterprises	$6,000,000	$31,533	$(164)	$6,031,369
Mortgage-backed securities	3,463,687	126,524	—	3,590,211
Municipals, taxable	373,393	19,573	—	392,966
Total investment securities	$9,837,080	$177,630	$(164)	$10,014,546

	December 31, 2009
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Government-sponsored enterprises	$3,031,796	$—	$(8,139)	$3,023,657
Mortgage-backed securities	4,731,232	53,868	(9,795)	4,775,305
Municipals, taxable	373,693	—	(1,007)	372,686
Total investment securities	$8,136,721	$53,868	$(18,941)	$8,171,648

At September 30, 2010, the investment portfolio included an unrealized gain of approximately $177,000. At September 30, 2010, the investment portfolio included one security with a fair value of $999,836 and an amortized cost of $1,000,000 that had been in an unrealized loss position for less than twelve months and no securities in a loss position for more than twelve months.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in the fair value of this investment security available for sale is attributed to changes in market interest rates and not in the credit quality of the issuer and therefore, this loss is not considered other-than-temporary.  The Company has the ability and intent to hold this security until such time as the value recovers or the security matures.

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

•      our ability to comply with our Formal Agreement and potential regulatory actions if we fail to comply;

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

These risks are exacerbated by the developments over the last three years in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will continue to have on our Company.  Beginning in 2008 and continuing through the first nine months of 2010, the capital and credit markets experienced unprecedented levels of extended volatility and disruption.  There can be no assurance that these unprecedented developments will not continue to materially and adversely affect our business, financial condition and results of operations.

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

Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities.  We consider these accounting policies to be critical accounting policies.  The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates that could have a material impact on the carrying values of our assets and liabilities and our results of operations.

Allowance for Loan Losses

We believe the allowance for loan losses is the critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements.  Some of the more critical judgments supporting the amount of our allowance for loan losses include judgments about the credit worthiness of borrowers, the estimated value of the underlying collateral, the assumptions about cash flow, determination of loss factors for estimating credit losses, the impact of current events and conditions, and other factors impacting the level of probable inherent losses.  Under different conditions or using different assumptions, the actual amount of credit losses incurred by us may be different from management’s estimates provided in our consolidated financial statements.  Refer to the portion of this discussion that addresses our allowance for loan losses for a more complete discussion of our processes and methodology for determining our allowance for loan losses.

Real Estate Acquired in Settlement of Loans

Real estate acquired through foreclosure is initially recorded and subsequently carried at the lower of cost or estimated fair value, adjusted for net selling costs.  Fair values of real estate owned are reviewed regularly and write-downs are recorded when it is determined that the carrying value of real estate exceeds the fair value less estimated costs to sell.  Costs relating to the development and improvement of such property are capitalized, whereas those costs relating to holding the property are expensed.

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

Overview

The following discussion describes our results of operations for the three and nine month periods ended September 30, 2010 and 2009 and also analyzes our financial condition as of September 30, 2010.

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

Markets in the United States and elsewhere have experienced extreme volatility and disruption over the past three years.  These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence.  Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans.  Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions.  Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance.  In response to the challenges facing the financial services sector, several regulatory and governmental actions have been announced including:

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

•                                       The second plan is the Securities Program, which is administered by the Treasury and involves the creation of public-private investment funds (“PPIFs”) to target investments in eligible residential mortgage-backed securities and commercial mortgage-backed securities issued before 2009 that originally were rated AAA or the equivalent by two or more nationally recognized statistical rating organizations, without regard to rating enhancements (collectively, “Legacy Securities”). Legacy Securities must be directly secured by actual mortgage loans, leases or other assets, and may be purchased only from financial institutions that meet TARP eligibility requirements. The U.S. Treasury received over 100 unique applications to participate in the Legacy Securities PPIP and in July 2009 selected nine PPIF managers.  As of September 30, 2010, the PPIFs had completed their fundraising and have closed on approximately $7.4 billion of private sector equity capital, which was matched 100 percent by Treasury, representing $14.7 billion of total equity capital. The U.S. Treasury has also provided $14.7 billion of debt capital, representing $29.4 billion of total purchasing power. As of September 30, 2010, PPIFs have drawn-down approximately $18.6 billion of total capital which has been invested in eligible assets and cash equivalents pending investment.

•                  On May 22, 2009, the FDIC levied a one-time special assessment on all banks due on September 30, 2009;

•                  On November 12, 2009, the FDIC issued a final rule to require banks to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012 and to increase assessment rates effective on January 1, 2011;

•                  On July 21, 2010, the U.S. President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), a comprehensive regulatory framework that will affect every financial institution in the U.S.  The Dodd-Frank Act includes, among other measures, changes to the deposit insurance and financial regulatory systems, enhanced bank capital requirements, and provisions designed to protect consumers in financial transactions.  The Dodd-Frank Act also alters certain corporate governance matters affecting public companies.  Over the next 6 to 18 months, regulatory agencies will implement new regulations which will establish the parameters of the new regulatory framework and provide a clearer understanding of the legislation’s effect on banks;

•                  Internationally, both the Basel Committee on Banking Supervision (the “Basel Committee”) and the Financial Stability Board (established in April 2009 by the Group of Twenty (“G-20”) Finance Ministers and Central Bank Governors to take action to strengthen regulation and supervision of the financial system with greater international consistency, cooperation, and transparency) have committed to raise capital standards and liquidity buffers within the banking system (“Basel III”).  On September 12, 2010, the Group of Governors and Heads of Supervision agreed to the calibration and phase-in of the Basel III minimum capital requirements (raising the minimum Tier 1 common equity ratio to 4.5% and minimum Tier 1 equity ratio to 6.0%, with full implementation by January 2015) and introducing a capital conservation buffer of common equity of an additional 2.5% with implementation by January 2019.  The U.S. federal banking agencies support this agreement.  The Basel Committee is expected to finalize the new capital and liquidity standard later this year and to present them for approval of the G-20 Finance Minister and Central Bank Governors in November 2010; and

•                  On September 27, 2010, the U.S. President signed into law the Small Business Jobs and Credit Act which, among other things, creates a $30 billion fund to provide capital for banks with assets under $10 billion to increase their small-business lending. The U.S. Treasury is currently working to finalize terms of participation for this fund.

We are participating in the unlimited deposit insurance component of the TLGP; however, we did not issue unsecured debt before the termination of that component of the TLGP.  On April 13, 2010, the FDIC approved an interim rule that extends the Transaction Account Guarantee Program (“TAGP”) to December 31, 2010.  We have elected to continue our voluntary participation in the program. Coverage under the program is in addition to and separate from the basic coverage available under the FDIC’s general deposit insurance rules.  We believe participation in the program is enhancing our ability to retain customer deposits.  As a result of the enhancements to deposit insurance protection and the expectation that there will be demands on the FDIC’s deposit insurance fund, our deposit insurance costs increased significantly.  We have elected not to participate in the TARP Capital Purchase Program, but will consider participating in similar programs, if any, announced in the future.  Specifically, we will evaluate participating in the fund pursuant to the Small Business Jobs and Credit Act once further information regarding eligibility and terms are made available.  Regardless of our lack of participation, governmental intervention and new regulations under these programs could materially and adversely affect our business, financial condition and results of operations.

Although the TAGP expires on December 31, 2010, a provision of the Dodd-Frank Act requires the FDIC to provide unlimited deposit insurance for all deposits in non-interest-bearing transaction accounts.  This deposit insurance mandate created by the Dodd-Frank Act will take effect on December 31, 2010, and will continue through December 31, 2012.  The deposit insurance mandate created by the Dodd-Frank Act is not an extension of the TAGP.  Although the TAGP and the Dodd-Frank Act establish unlimited deposit insurance for certain types of non-interest-bearing deposit accounts, unlike the TAGP, the coverage provided by the Dodd-Frank Act does not apply to NOW accounts or IOLTAs and will be funded through general FDIC assessments, not special assessments.

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

The Board adopted the Bank’s strategic plan, including the required capital program, on March 3, 2010 which was submitted to the OCC on March 8, 2010. The Bank has also taken steps to implement this strategic plan and capital program. Management revised the capital program based on the OCC’s review. The revised plan was resubmitted to the OCC on November 1, 2010. Management is in the process of its annual update of the strategic plan which will be submitted to the OCC upon completion during the fourth quarter.

Develop and implement, within 45 days of the effective date of the Formal Agreement, an updated written profit plan to improve and sustain the earnings of the Bank.

The Board adopted the Bank’s profit plan in December 2009 which was submitted to the OCC on March 8, 2010. The Bank is currently in the process of updating this three-year profit plan based on actual results for the first nine months of 2010 compared to the original profit plan as well as changes in assumptions for future years.

Adopt and implement, within 45 days of the effective date of the Formal Agreement, an updated written liquidity, asset/liability management policy addressing liquidity, contingency funding and asset/liability management.

The Bank’s Liquidity and Funding Policy, Contingency Funding Policy and Asset Liability Management Policy were reviewed and approved by the Bank’s Board of Directors on March 3, 2010 and were submitted to the OCC on March 8, 2010. Management revised our Contingency Funding Policy based on the OCC’s review. The revised policy resubmitted to the OCC on November 1, 2010.

Review the Bank’s liquidity on a monthly basis and provide the full Board of Directors with a written report of the results of this review to ensure adequate sources of liquidity in relation to the Bank’s needs.

Throughout 2010, management has actively monitored liquidity and has provided detailed monthly reports to the Asset Liability Committee and the full Board of Directors for review.

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

As of September 30, 2010, the Bank has increased its liquidity position to 17.31% from 13.60% as of December 31, 2009. In addition, the Bank has decreased wholesale funding reliance by $18.0 million in the first nine months of 2010.

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

The Bank is utilizing a criticized assets report covering the entire credit relationship with respect to such assets. Initial reports were submitted to the OCC on March 30, 2010, and ongoing monthly monitoring is being performed by management and the Board of Directors.

Extend credit, including renewals or extensions, to a borrower whose loans or other extensions of credit exceed $300,000 and are criticized by the OCC or any other bank examiner, only after the Board or designated committee finds that the extension of additional credit is necessary to promote the best interests of the Bank.

Through September 30, 2010, we are not aware of any violations of this provision of the Formal Agreement.

Adopt and implement, within 60 days of the effective date of the Formal Agreement, an updated and comprehensive policy for determining the adequacy of the Bank’s allowance for loan losses, which must provide for a review of the Bank’s allowance for loan losses by the Board at least once each calendar quarter.

The Bank’s Allowance for Loan Losses Methodology and Model was reviewed and approved by the Bank’s Board of Directors on April 28, 2010 and was submitted to the OCC on May 3, 2010. Management revised the Allowance for Loan Losses Methodology and Model based on the OCC’s review. Revisions were finalized prior to September 30, 2010 and management will resubmit this information to the OCC in November 2010.

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

Throughout 2010, management has provided detailed monthly reports to the Board of Directors detailing information required in this provision of the Formal Agreement.

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

As of September 30, 2010, we are not aware of any violations of this provision of the Formal Agreement.

Ensure, within 60 days of the effective date of the Formal Agreement, proper collateral documentation is maintained on all loans and correct each collateral exception listed by the OCC or any other bank examiner.

As of September 30, 2010, we are not aware of any violations of this provision of the Formal Agreement.

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

As of September 30, 2010, we are not aware of any violations of this provision of the Formal Agreement.

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

We intend to take all actions necessary to enable the Bank to comply with the requirements of the Formal Agreement, and as of the date hereof we believe we have submitted all documentation required as of this date to the OCC.  There can be no assurance that the Bank will be able to comply fully with the provisions of the Formal Agreement, and the determination of our compliance will be made by the OCC.  However, we have taken significant steps as noted above in an effort to comply with the provisions of the Formal Agreement and are continuing to work toward full compliance.  Since the effective date of the Formal Agreement, management and the Board of Directors have adjusted a number of policies and initiated many actions.  However, additional time is needed to show compliance with established policies and to see new initiatives result in improved performance.  Failure to meet the requirements of the Formal Agreement could result in additional regulatory requirements, which could result in regulators taking additional enforcement actions against the Bank.

In addition, the OCC has established Individual Minimum Capital Ratio levels of Tier 1 and total capital for the Bank that are higher than the minimum and well capitalized ratios applicable to all banks.  Specifically, the Bank must maintain total risk-based capital of at least 12%, Tier 1 capital of at least 10%, and a leverage ratio of at least 9%.  As of September 30, 2010, the Bank fell below the established Individual Minimum Capital Ratios.  See “Management’s Discussion and Analysis — Results of Operations — Capital Resources” for more discussion.

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

Results of Operations

Three months ended September 30, 2010 and 2009

We incurred a net loss of $3,165,994, or $1.52 per diluted share, for the quarter ended September 30, 2010 compared to a net loss of $374,159, or $0.18 per diluted share, for the quarter ended September 30, 2009, a difference of $2.8 million.  As described below, the increase in net loss is primarily due to an increase in income tax expense in addition to an increase in provision for loan losses.  Our noninterest expenses also increased due to write downs on other real estate owned and repossessed assets.

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the three months ended September 30, 2010 and 2009.  We derived these yields by dividing annualized income or expense by the average balance of the corresponding assets or liabilities.  We derived average balances from the daily balances throughout the periods indicated.  The net amount of capitalized loan fees are amortized into interest income on loans.

	For the Three Months Ended September 30,
	2010			2009
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

Federal funds sold and other	$10,038,217	$12,921	0.51%	$6,084,384	$11,490	0.75%
Investment securities (1)	9,649,805	73,057	3.00	5,558,605	59,735	4.26
Loans (2)	96,573,968	1,181,010	4.85	113,170,781	1,425,590	5.00
Total interest-earning assets	$116,261,990	$1,266,988	4.32%	$124,813,770	$1,496,815	4.76%

NOW accounts	$6,187,086	$11,884	0.76%	$5,844,955	$8,949	0.61%
Savings & money market	35,712,345	141,151	1.57	15,765,694	74,678	1.88
Time deposits (excluding brokered time deposits)	28,700,939	135,446	1.87	32,728,882	241,045	2.92
Brokered time deposits	30,385,324	199,009	2.60	41,788,842	321,103	3.05
Total interest-bearing deposits	100,985,694	487,490	1.92	96,128,373	645,775	2.67
Borrowings	7,742,892	80,249	4.11	16,168,165	147,172	3.61
Total interest-bearing liabilities	$108,728,586	$567,739	2.07%	$112,296,538	$792,947	2.80%

Net interest spread			2.25%			1.96%
Net interest income/ margin		$699,249	2.39%		$703,868	2.24%

(1)                                  The average balances for investment securities exclude the unrealized gain recorded for available for sale securities.

(2)                                  Nonaccrual loans are included in average balances for yield computations.

For the three months ended September 30, 2010, we recognized $1.3 million in interest income and $567,739 in interest expense, resulting in net interest income of $699,249, a small decrease of $4,619, or less than 1%, over the same period in 2009.  Average earning assets decreased to $116.3 million for the three months ended September 30, 2010 from $124.8 million for the three months ended September 30, 2009, a decrease of $8.6 million, or 7%.  Average interest bearing liabilities decreased to $108.7 million for the three months ended September 30, 2010 from $112.3 million for the three months ended September 30, 2009, a decrease of $3.6 million, or 3%.  Net interest margin, calculated as annualized net interest income divided by average earning assets, increased from 2.24% for the quarter ended September 30, 2009 to 2.39% for the quarter ended September 30, 2010, primarily due to a decrease in cost of interest-bearing liabilities from 2.80% to 2.07% between periods due to the mix of liabilities and the timing of their repricing.  This decrease was offset somewhat by a decrease in yield on earning assets from 4.76% to 4.32% between periods.

Provision for loan losses was $1,220,000 for the quarter ended September 30, 2010 representing an increase of $1.1 million, or 791%, compared to the expense of $137,000 for the quarter ended September 30, 2009.  The increase in provision for loan losses is due to the increase in impaired and non-accrual loans and their related specific reserves in addition to an increase in the general allowance allocation due to declining economic conditions and the resulting decline in our borrowers’ ability to repay their loans.  The total allowance as a percentage of gross loans increased to 2.90% at September 30, 2010 from 1.71% at December 31, 2009.  Specific reserves were $1.4 million on impaired loans of $12.4 million as of September 30, 2010.  As of September 30, 2010, the general reserve allocation was 1.64% of gross loans not impaired compared to 1.62% as of December 31, 2009. The provision for loan losses is discussed further below under “Provision and Allowance for Loan Losses.”

For the three months ended September 30, 2010, noninterest income was $76,004 compared to $68,155 for the three months ended September 30, 2009, an increase of $7,849 between comparable periods.  This increase is primarily due to an increase of almost $8,000 in services charges on deposits and customer service fees.  Mortgage origination income remained stable between comparable periods representing approximately $48,000 of the noninterest income in each period.   Noninterest income for the three months ended September 30, 2010 and 2009 was derived from service charges on deposits, customer service fees, rental income, and mortgage origination income.

During the three months ended September 30, 2010, we incurred noninterest expenses of $1.3 million, compared to noninterest expenses of $1.0 million for the three months ended September 30, 2009, an increase of $337,128, or 33%.  This increase of noninterest expenses for the three month period ended September 30, 2010 primarily resulted from write downs of $318,131 on other real estate owned and repossessed assets discussed in greater detail below.  Other expense also increased $18,721 compared to the three month period ended September 30, 2009, primarily due to increased expenses related to other real estate owned, such as taxes and maintenance. Insurance expense increased $15,092 due to increased Bond and D&O insurance premiums.  Professional fees increased $42,464 due to increased legal and consulting fees related to credit issues arising from the economic downturn. These increases were offset by decreases in other expense categories.  Compensation and benefits decreased $42,001 due to a decrease in salaries and stock-based compensation as well as the discontinuation of our 401k match beginning April 1, 2010. We have focused on expense control over the past year which has resulted in small decreases in expenses related to marketing and telephone and supplies.

Income tax expense for the three months ended September 30, 2010 was $1,374,937 compared to zero for the three months ended September 30, 2009.  Accounting literature states that a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized.  The determination of whether a deferred tax asset is realizable is based on weighting all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified.  During our quarterly analysis of the valuation allowance recorded against our deferred tax assets, we determined that it was not more likely than not that they will be recognized in future years due to the continued decline in credit quality and the resulting increased net losses and negative impact on capital as a result of provision for loan losses and other real estate owned write downs.  In addition, credit quality has impacted our net interest margin during 2010 due to interest reversals and interest lost on non-accrual loans.   During third quarter 2009, it became evident that the unprecedented economic conditions specifically affecting the banking industry had increased the uncertainty as to the timing of the expected recovery period of the industry as a whole.  Although later than many areas of the United States, it also became more evident that our local market and our Bank were affected by these deteriorating economic conditions.  These events led us to record a valuation allowance of 100% on all deferred tax assets generated beginning July 1, 2009 through September 30, 2010.  The expense recorded for the quarter ended September 30, 2010 represents a 100% valuation allowance on all prior deferred tax assets (those generated prior to July 1, 2009).   We will continue to analyze our deferred tax assets and related valuation allowance each quarter taking into account performance compared to forecast and current economic or internal information that would impact forecasted earnings.

Nine months ended September 30, 2010 and 2009

We incurred a net loss of $5,044,486, or $2.42 per diluted share, for the nine months ended September 30, 2010 compared to a net loss of $1,404,081, or $0.67 per diluted share, for the nine months ended September 30, 2009, a difference of $3.6 million.  As described below, the increase in net loss is primarily due to income tax expense during the current year compared to income tax benefit in 2009 in addition to an increase in provision for loan losses.  Our noninterest expenses increased due to write downs on other real estate owned and repossessed assets which more than offset an increase in net interest income, discussed in greater detail below.

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the nine months ended September 30, 2010 and 2009.  We derived these yields by dividing annualized income or expense by the average balance of the corresponding assets or liabilities.  We derived average balances from the daily balances throughout the periods indicated.  The net amount of capitalized loan fees are amortized into interest income on loans.

	For the Nine Months Ended September 30,
	2010			2009
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

Federal funds sold and other	$10,833,056	$38,624	0.48%	$4,593,833	$26,758	0.78%
Investment securities (1)	8,608,399	201,507	3.13	4,651,833	151,898	4.37
Loans (2)	101,537,328	3,655,015	4.81	117,639,350	4,187,037	4.76
Total interest-earning assets	$120,978,783	$3,895,146	4.30%	$126,885,016	$4,365,693	4.60%

NOW accounts	$5,607,114	$28,675	0.68%	$5,576,853	$24,882	0.60%
Savings & money market	32,064,244	414,694	1.73	14,225,464	201,268	1.89
Time deposits (excluding brokered time deposits)	29,364,941	452,216	2.06	31,264,728	750,273	3.21
Brokered time deposits	34,426,433	695,034	2.70	45,557,637	1,107,363	3.25
Total interest-bearing deposits	101,462,732	1,590,619	2.10	96,624,682	2,083,786	2.88
Borrowings	11,024,597	322,259	3.91	17,741,760	442,975	3.34
Total interest-bearing liabilities	$112,487,329	$1,912,878	2.27%	$114,366,442	$2,526,761	2.95%

Net interest spread			2.03%			1.65%
Net interest income/ margin		$1,982,268	2.19%		$1,838,932	1.94%

(1)                                  The average balances for investment securities exclude the unrealized gain recorded for available for sale securities.

(2)                                  Nonaccrual loans are included in average balances for yield computations.

For the nine months ended September 30, 2010, we recognized $3.9 million in interest income and $1.9 million in interest expense, resulting in net interest income of $2.0 million, an increase of $143,336, or 8%, over the same period in 2009.  Average earning assets decreased to $121.0 million for the nine months ended September 30, 2010 from $126.9 million for the nine months ended September 30, 2009, a decrease of $5.9 million, or 5%.  Average interest bearing liabilities decreased to $112.5 million for the nine months ended September 30, 2010 from $114.4 million for the nine months ended September 30, 2009, a decrease of $1.9 million, or 2%.  Net interest margin, calculated as annualized net interest income divided by average earning assets, increased from 1.94% for the nine months ended September 30, 2009 to 2.19% for the nine months ended September 30, 2010, primarily due to a decrease in cost of interest-bearing liabilities from 2.95% to 2.27% between periods due to the mix of liabilities and the timing of their repricing.  This decrease was offset somewhat by a decrease in yield on earning assets from 4.60% to 4.30% between periods.

Provision for loan losses was $2,055,000 for the nine months ended September 30, 2010 representing an increase of $1.3 million, or 161%, compared to the expense of $787,000 for the nine months ended September 30, 2009.  The increase in provision for loan losses is due to the increase in impaired and non-accrual loans and their related specific reserves in addition to an increase in the general allowance allocation due to declining economic conditions and increased charge off levels.  The provision for loan losses is discussed further below under “Provision and Allowance for Loan Losses.”

For the nine months ended September 30, 2010, noninterest income was $188,418 compared to $176,730 for the nine months ended September 30, 2009, an increase of $11,688 between comparable periods.  This small increase is mainly due to the fact that we recognized an other than temporary impairment charge of $60,404 during the nine months ended September 30, 2009 which drove noninterest income down in 2009 compared to the nine months ended September 30, 2010.   This small increase also reflects increases in services charges on deposits and customer service fees of approximately $33,000 offset by a decrease of more than $80,000 in mortgage origination income. Mortgage origination income decreased significantly during the current year due to the loss of an originator who was not replaced until later in the second quarter.   Noninterest income for the nine months ended September 30, 2010 and 2009 was derived from service charges on deposits, customer service fees, rental income, and mortgage origination income.

During the current nine months, we incurred noninterest expenses of $3.8 million, compared to noninterest expenses of $3.1 million for the nine months ended September 30, 2009, an increase of $659,942, or 21%.  This increase of noninterest expenses for the nine month period ended September 30, 2010 primarily resulted from write downs of $692,290 on other real estate owned and repossessed assets discussed in greater detail below.  Other expense also increased by $81,877 compared to the nine months ended September 30, 2009, primarily due to increased expenses related to other real estate owned, such as taxes and maintenance. Occupancy and equipment expenses increased $20,887 for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 due to the opening of the Simpsonville branch in February 2009, which resulted in fewer number of months expense in 2009 compared to 2010.  Professional fees increased $44,587 due to increased legal and consulting fees related to credit issues arising from the economic downturn. Insurance expense increased by $10,662 due to an increase in Bond and D&O insurance premiums which was offset by a decrease in FDIC insurance premiums.  These increases were offset by decreases in other expense categories.  Compensation and benefits decreased $115,697 due to a decrease in commissions on mortgage origination fees, a small decrease in salaries and stock-based compensation as well as the discontinuation of our 401k match beginning April 1, 2010.  We have been focusing on expense control over the past year which has resulted in small decreases in expenses related to marketing and telephone and supplies.  We also renegotiated and renewed our data processing contract in May 2009 resulting in decreased data processing expenses.

Income tax expense for the nine months ended September 30, 2010 was $1,374,937 compared to an income tax benefit of $492,550 for the nine months ended September 30, 2009.  Accounting literature states that a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized.  The determination of whether a deferred tax asset is realizable is based on weighting all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified.  During our quarterly analysis of the valuation allowance recorded against our deferred tax assets, we determined that it was not more likely than not that they will be recognized in future years due to the continued decline in credit quality and the resulting increased net losses and negative impact on capital as a result of provision for loan losses and other real estate owned write downs.  In addition, credit quality has impacted our net interest margin during 2010 due to interest reversals and interest lost on non-accrual loans.   During third quarter 2009, it became evident that the unprecedented economic conditions specifically affecting the banking industry had increased the uncertainty as to the timing of the expected recovery period of the industry as a whole.  Although later than many areas of the United States, it also became more evident that our local market and our Bank were affected by these deteriorating economic conditions.  These events led us to record a valuation allowance of 100% on all deferred tax assets generated beginning July 1, 2009 through September 30, 2010.  The expense recorded for the nine months ended September 30, 2010 represents a 100% valuation allowance on all prior deferred tax assets (those generated prior to July 1, 2009).   We will continue to analyze our deferred tax assets and related valuation allowance each quarter taking into account performance compared to forecast and current economic or internal information that would impact forecasted earnings.

Assets and Liabilities

General

Total assets as of September 30, 2010 were $123.9 million, representing a decrease of $11.4 million, or 8%, compared to December 31, 2009.  The decrease in assets is due to a $13.1 million decrease in net loans which is the result of $8.9 million of net loan payoffs, $2.2 million in transfers to other real estate owned and $2.1 million in provision for loan losses.  Other assets decreased by $1.6 million primarily due to the increase in the deferred tax asset valuation allowance of $1.4 million.  These decreases were offset by increases in cash and cash equivalents of $1.2 million and a $1.8 million increase in investment securities.  At September 30, 2010, our total assets consisted principally of $11.4 million in cash and due from banks, $10.0 million in investment securities, $93.0 million in net loans, $3.7 million in property and equipment, and $2.9 million in other real estate owned and repossessed assets.  Our management closely monitors and seeks to maintain appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and demand.

Liabilities at September 30, 2010 totaled $112.1 million, representing a decrease of $6.5 million, or 6%, compared to December 31, 2009, and consisted principally of $104.9 million in deposits and $7.0 million in borrowings.  Our borrowings consisted of FHLB advances and customer repurchase agreements.  At September 30, 2010, shareholders’ equity was $11.8 million compared to $16.7 million at December 31, 2009. The decrease in shareholders’ equity is primarily due to the net loss of $5,044,486 for the nine months ended September 30, 2010.

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, we invest a substantial percentage of our earning assets in our loan portfolio.  At September 30, 2010, our gross loan portfolio consisted primarily of $62.9 million of commercial real estate loans, $14.1 million of commercial business loans, and $18.9 million of consumer and home equity loans.  Our current loan portfolio composition is not materially different than the loan portfolio composition disclosed in the footnotes to the consolidated financial statements included in our Annual Report on Form 10-K for 2009 as filed with the SEC.  We experienced net payoffs of $8.9 million during the nine months ended September 30, 2010 due to low market demand, careful consideration of liquidity needs and credit risk management.

We discontinue accrual of interest on a loan when we conclude it is doubtful that we will be able to collect interest from the borrower.  We reach this conclusion by taking into account factors such as the borrower’s financial condition, economic and business conditions, and the results of our previous collection efforts.  Generally, we place a delinquent loan in non-accrual status when the loan becomes 90 days or more past due.  When we place a loan in non-accrual status, we reverse all interest which has been accrued on the loan but remains unpaid and deduct this interest from earnings as a reduction of reported interest income.  We do not accrue any additional interest on the loan balance until we conclude the collection of both principal and interest is reasonably certain. We had approximately $10.3 million and $6.7 million in non-accrual loans at September 30, 2010 and December 31, 2009, respectively.  This increase between periods is due to seven loans which were moved to non-accrual status during the nine month period as a result of a review of these relationships, their payment history and the current economic environment.  However, we also successfully took possession of the collateral of three loans that were non-accrual as of December 31, 2009 as discussed below.  Non-accrual loans represented 10.8% of gross loans at September 30, 2010.  We continue to carefully monitor each of these loans and have established specific reserves as warranted based on a review of the underlying collateral of each loan as well as the financial condition of each borrower.

At September 30, 2010, we had 15 loans totaling $12.4 million that were considered impaired with specific reserves of approximately $1.4 million allocated in the allowance for loan losses.  The Company identifies impaired loans through its normal internal loan review process.  Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  The resultant shortfall is charged to provision for loan losses and is classified as specific reserves.  When an impaired loan is ultimately charged-off, the charge-off is taken against the specific reserve.  Impaired loans consisted of $12.4 million of loans secured by real estate and approximately $44,000 of unsecured commercial lines of credit.  Loans which are deemed to be impaired are valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral.  Such market values are generally obtained using independent appraisals, updated in accordance with our reappraisal policy, or other market data such as recent offers to the borrower.  As of September 30, 2010, we had loans totaling $1.4 million that were classified in accordance with our loan rating policies but were not considered impaired.  Classified asset levels are considered in determining management’s assessment of the adequacy of the allowance for loan losses.

As of September 30 2010, we had loans totaling $3.1 million on the watch list.  The watch list is the classification utilized by us when we have an initial concern about the financial health of a borrower.  These loans are designated as such in order to be monitored more closely than other credits in our portfolio.  We then gather current financial information about the borrower and evaluate our current risk in the credit.  We will then either reclassify the loan as “substandard” or back to its original risk rating after a review of the information.  There are times when we may leave the loan on the watch list, if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we determine to review the loan on a more regular basis.  Loans on the watch list are not considered “potential problem loans” until they are determined by management to be classified as substandard.

Loans past due 30-89 days amounted to $2.6 million at September 30, 2010, compared to approximately $497,000 at December 31, 2009.  At September 30, 2010, we did not have any loans past due greater than 90 days that were not already placed in non-accrual status.

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations.  The allowance for loan losses for the three and nine months ended September 30, 2010 and 2009 is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Balance at beginning of the period	$2,122,456	$2,261,977	$1,847,513	$1,611,977
Provision for loan losses	1,220,000	137,000	2,055,000	787,000
Loans charged-off	(561,288)	(252,442)	(1,161,345)	(252,442)
Recoveries of loans previously charged-off	—	—	40,000	—
Balance at end of the period	$2,781,168	$2,146,535	$2,781,168	$2,146,535
Net charge-offs to average loans	2.31%	0.88%	1.48%	0.29%

As of September 30, 2010, the allowance for loan losses was $2.8 million, or 2.90% of gross loans, compared to $1.8 million, or 1.71% of gross loans, as of December 31, 2009 and $2.1 million, or 1.99% of gross loans, as of September 30, 2009.  Provision for loan losses was $1,220,000 for the three months ended September 30, 2010, an increase of $1.1 million, or 791%, compared to the expense of $137,000 for the three months ended September 30, 2009.  For the nine months ended September 30, 2010, provision for loan losses was $2,055,000, an increase of $1.3 million, or 161%, over the nine months ended September 30, 2009.  During the nine months ended September 30, 2010, we charged off $1.2 million related to ten relationships.  Of these charge-offs, $350,000 related to an unsecured commercial loan which had no prior signs of deterioration, approximately $28,000 represented a home equity line of credit and $13,000 represented a commercial loan.  The remaining $768,000 in charge offs were due to recent appraisals and evaluations on commercial real estate loans in the process of foreclosure.

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

The downturn in the real estate market over the past three years has resulted in increased loan delinquencies, defaults and foreclosures, primarily in our commercial real estate portfolio.  In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure, and there is a risk that this trend will continue.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  If real estate values continue to decline, it is also more likely that we would be required to increase our allowance for loan losses.  This downturn in the real estate market has resulted in an increase in our nonperforming loans, and there is a risk that this trend will continue, which could result in additional losses of earnings and increases in our provision for loan losses and loans charged-offs.

Other Real Estate Owned and Repossessed Assets

As of September 30, 2010 we had $2.9 million in other real estate owned and $56,712 in repossessed assets.  Other real estate owned consists of approximately $282,000 of residential properties, $2.5 million of land and $118,000 of commercial office space.  Repossessed assets consists of equipment.  Charge-offs of $205,297 were taken on these relationships at the time of transfer to other real estate owned and repossessed assets.   During the three and nine months ended September 30, 2010, based on new market information, $318,131 and $692,290, respectively, was charged to expense to write down the value of other real estate owned and repossessed assets.  These write-downs were a result of the receipt of new appraisals, changes in listing prices, and offers received on the properties owned.  Management reviews the fair values of real estate owned and repossessed assets on a regular basis, and write-downs are recorded when it is determined that the carrying value of real estate exceeds the fair value less estimated costs to sell.  Other real estate owned of approximately $416,000 was sold during the nine months ended September 30, 2010 at a very small gain of less than $1,000.  In addition, guarantor funds of approximately $178,000 were received in August 2010 on one property held in other real estate, and these funds were used to reduce the balance in other real estate owned.  Repossessed assets of approximately $357,000 were sold during the nine months ended September 30, 2010 at zero gain or loss as these assets had been written down to market value earlier in the period based on new market information.

Deposits

Our primary source of funds for loans and investments is our deposits.  At September 30, 2010, we had $104.9 million in deposits, representing an increase of $590,197, or less than 1%, compared to December 31, 2009.  Deposits at September 30, 2010 consisted primarily of $12.1 million in demand deposit accounts, $35.0 million in money market accounts and $57.6 million in time deposits.  During the fourth quarter of 2006, we began obtaining deposits outside of our local market area in the form of brokered time deposits.  Due to the interest rate environment in our market, as well as strong competition from other banking and financial services companies in gathering deposits, brokered time deposits allow us to obtain funding in order to support loan growth.  At September 30, 2010, we had $27.9 million in brokered time deposits, a decrease of approximately $11.0 million, or 28%, compared to December 31, 2009.  Since January 20, 2010, we have had to obtain written approval from the OCC to accept, renew or rollover brokered deposits pursuant to the terms of the Formal Agreement.  Our strong customer deposit growth during 2010 has enabled us to maintain a strong liquidity position while decreasing our reliance on brokered deposits, thereby lowering our cost of interest- bearing liabilities. We will continue to reduce our reliance on brokered time deposits and other noncore funding sources, while focusing our efforts to gather core deposits in our local market.

As previously reported, the Dodd-Frank Act permanently raises the current standard maximum deposit insurance amount to $250,000.  In addition, we have elected to continue our voluntary participation in the FDIC’s TAGP, which we believe is enhancing our ability to retain customer deposits.

Borrowings

We use borrowings to fund growth of earning assets in excess of deposit growth.  Borrowings totaled $7.0 million at September 30, 2010, compared to $14.2 million at December 31, 2009.  FHLB advances accounted for $7.0 million of total borrowings, a decrease of $7.0 million, or 50%, compared to December 31, 2009.  These advances are secured with approximately $31.0 million of first and second mortgage loans and $1.0 million of stock in the FHLB.  The remaining balance in borrowings represents customer repurchase agreements.

Liquidity

Liquidity  is the  ability  to  meet  current  and  future  obligations  through liquidation or maturity of existing  assets or the acquisition of  liabilities.  We manage both assets and liabilities to achieve appropriate levels of liquidity.  Cash and short-term investments are our primary sources of asset liquidity.  These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans.  The investment portfolio is our principal source of secondary asset liquidity.  However, the availability of this source of funds is influenced by market conditions and pledging agreements.  Individual and commercial deposits, brokered deposits and borrowings are our primary source of funds for credit activities.  As brokered deposits or advances have matured in 2010, we have replaced these funds with new brokered deposits or advances to the extent necessary after considering core deposit growth, although overall we have sought to reduce our reliance on brokered time deposits and other noncore funding sources.  Since January 20, 2010, we have had to obtain written approval from the OCC to accept, renew or rollover brokered deposits pursuant to the terms of the Formal Agreement.

We are a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made for leverage purposes, if so desired, in an amount up to 15% of the total assets of the Bank, assuming that the Bank’s investment in FHLB stock, as well as qualifying mortgages or investment securities, would be available to secure any future borrowings.  We also pledge collateral to the Federal Reserve Bank’s Borrower-in-Custody of Collateral program, and our available credit under this program was approximately $8.2 million as of September 30, 2010.  We have federal funds purchased lines of credit through two correspondent banks totaling $5.0 million that would need to be secured by investment securities if utilized.

Like all banks, we are subject to the FHLB’s credit risk rating policy which assigns member institutions a rating which is reviewed quarterly.  The rating system utilizes key factors such as loan quality, capital, liquidity, profitability, etc.  Our ability to access our available borrowing capacity from the FHLB in the future is subject to our rating and any subsequent changes based on our financial performance as compared to factors considered by the FHLB in their assignment of our credit risk rating each quarter.  In addition, the Federal Reserve Bank as well as our correspondent banks review our financial results and could limit our credit availability based on their review.

We believe our liquidity sources are adequate to meet our operating needs. The level of liquidity is measured by the cash, cash equivalents, and investment securities available for sale to total assets ratio, which was at 17.31% at September 30, 2010 compared to 13.60% as of December 31, 2009.  The increase in liquidity is due to net loan payoffs of $8.9 million during the nine months ended September 30, 2010.  Loan payoffs were used to payoff $7.0 million in FHLB advances and reinvest in new investment securities. Retail deposit growth during the nine months ended September 30, 2010 allowed us to reduce brokered deposits by approximately $11.0 million as discussed above. We continue to carefully focus on liquidity management during 2010.  We plan to continue reducing brokered time deposits as cash balances, retail deposit growth and operating needs allow.

Impact of Off-Balance Sheet Instruments

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities.  These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2010, we had issued commitments to extend credit of $15.0 million through various types of lending arrangements.  We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.  Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.  We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Commitments and Contingencies

As of September 30, 2010, there were no significant firm commitments outstanding for capital expenditures.

Capital Resources

Total shareholders’ equity decreased to $11.8 million at September 30, 2010 from $16.7 million at December 31, 2009, primarily due to our net loss for the nine months of $5,044,486. We believe that our capital is sufficient to fund the activities of our Bank’s operations; however, the rate of net losses have deteriorated our capital base below our Individual Minimum Capital Ratios as discussed in greater detail below. We have not been immune to the unprecedented levels of extended volatility and disruption in the capital and credit markets and can give no assurances with respect to our capital levels.

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

The Bank is also  required  to  maintain  capital  at a minimum  level  based on quarterly  average  assets,  which  is  known as the leverage ratio.  Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%.  All others are subject to maintaining ratios 1% to 2% above the minimum.  The Bank exceeded its minimum regulatory capital ratios as of September 30, 2010, as well as the ratios to be considered “well capitalized”; however, the Bank fell below its Individual Minimum Capital Ratio levels as discussed below.

As previously discussed, on January 20, 2010, the Bank entered into the Formal Agreement with its primary regulator, the OCC.  The Formal Agreement seeks to enhance the Bank’s existing practices and procedures in the areas of management oversight, strategic and capital planning, credit risk management, credit underwriting, liquidity, and funds management.

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

In addition, the OCC has established Individual Minimum Capital Ratio levels of Tier 1 and total capital for the Bank that are higher than the minimum and well capitalized ratios applicable to all banks.  The Bank must maintain total risk-based capital of at least 12%, Tier 1 capital of at least 10%, and a leverage ratio of at least 9%.  As of September 30, 2010, we fell below the Individual Minimum Capital Ratio levels for total risk-based capital and leverage ratio.  Noncompliance with our Individual Minimum Capital Ratio levels may be deemed an unsafe and unsound banking practice by the OCC, which could result in the Bank becoming subject to a capital directive, a consent order, or such other administrative actions or sanctions as the OCC considers necessary.  It is uncertain what actions, if any, the OCC would take with respect to noncompliance with these ratios, what action steps the OCC might require the Bank to take to remedy this situation, and whether such actions would be successful.  The Bank is currently working with several advisors and consultants regarding strategies to increase capital.  As of September 30, 2010, the Bank’s capital levels remain above the well capitalized ratio levels applicable to all banks.

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at September 30, 2010 and December 31, 2009.

							To be well capitalized
			Individual Minimum		For capital		under prompt corrective
			Capital Ratio		adequacy purposes		action provisions
	Actual		Minimum		Minimum		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2010
Total Capital (to risk weighted assets)	$12,442,000	11.8%	$12,697,000	12.0%	$8,465,000	8.0%	$10,581,000	10.0%
Tier 1 Capital (to risk weighted assets)	11,101,000	10.5	10,581,000	10.0	4,232,000	4.0	6,349,000	6.0
Tier 1 Capital (to average assets)	11,101,000	8.7	11,503,000	9.0	5,113,000	4.0	6,391,000	5.0

As of December 31, 2009
Total Capital (to risk weighted assets)	$14,712,000	12.7%	$13,864,000	12.0%	$9,243,000	8.0%	$11,553,000	10.0%
Tier 1 Capital (to risk weighted assets)	13,263,000	11.5	11,553,000	10.0	4,621,000	4.0	6,932,000	6.0
Tier 1 Capital (to average assets)	13,263,000	9.9	12,013,000	9.0	5,339,000	4.0	6,674,000	5.0

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2010.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: November 5, 2010	By:	/s/ Lawrence R. Miller
Lawrence R. Miller
Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2010	By:	/s/ Katie N. Tuttle
Katie N. Tuttle
Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.