Form 10-K
period 2010-12-31
Independence Bancshares, Inc.
filed 2011-03-07
CIK 1311828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For The Fiscal Year Ended:  December 31, 2010.

☐         Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the Transition Period from                     to

Commission file number 000-51907

Independence Bancshares, Inc.

(Exact name of registrant as specified in its charter)

South Carolina	20-1734180
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 E. Washington Street, Greenville	29601
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐   No  ☒

The estimated aggregate market value of the Common Stock held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers) of the Company on June 30, 2010 was $2,098,740.  This calculation was based upon an estimate of the fair market value of the Common Stock of $1.50 per share, which was the price of the last trade of which management was aware prior to June 30, 2010.

The number of shares outstanding of the issuer’s common stock, as of March 7, 2011 was 2,085,010.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2011 — Part III (Items 9-12, 14)

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

•                  greater than expected losses due to higher credit losses generally and specifically because losses in the sectors of our loan portfolio secured by real estate are greater than expected due to economic factors, including, but not limited to, declining real estate values, increasing interest rates, increasing unemployment, or changes in payment behavior or other factors;

•                  greater than expected losses due to higher credit losses because our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral;

•                  the amount of our loan portfolio collateralized by real estate and weakness in the real estate market;

•                  the rate of delinquencies and amount of loans charged-off;

•                  the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;

•                  the rate of loan growth in recent years and the lack of seasoning of our loan portfolio;

•      our ability to comply with our Formal Agreement and potential regulatory actions if we fail to comply;

•                  our ability to maintain appropriate levels of capital and to comply with our higher individual minimum capital ratios;

•                  our ability to attract and retain key personnel;

•                  our ability to retain our existing customers, including our deposit relationships;

•                  significant increases in competitive pressure in the banking and financial services industries;

•                  adverse changes in asset quality and resulting credit risk related losses and expenses;

•                  changes in the interest rate environment which could reduce anticipated or actual margins;

•                  changes in political conditions or the legislative or regulatory environment, including the effect of recent financial reform legislation on the banking and financial services industries;

•                  changes occurring in business conditions and inflation;

•                  increased funding costs due to market illiquidity, increased competition for funding, and/or increased regulatory requirements with regard to funding;

•                  changes in deposit flows;

•                  changes in technology;

•                  changes in monetary and tax policies;

•                  changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board and the Financial Accounting Standards Board;

•                  loss of consumer confidence and economic disruptions resulting from terrorist activities or other military actions; and

•                  other risks and uncertainties detailed in Part I, Item 1A of this Annual Report on Form 10-K and from time to time in our filings with the Securities and Exchange Commission.

These risks are exacerbated by the developments over the last three years in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will continue to have on our Company.  Beginning in 2008 and continuing throughout 2010, the capital and credit markets experienced unprecedented levels of extended volatility and disruption.  There can be no assurance that these unprecedented developments will not continue to materially and adversely affect our business, financial condition and results of operations.

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

Marketing Focus

Our primary focus and target market is to fulfill the financial needs of small business owners, the legal community, the medical community, insurance agencies, and clients owning and developing income producing properties primarily in the City of Greenville and the broader Greenville metropolitan area.  In the past, we have also focused on real estate developers, including clients involved in residential construction and acquisition/development; however due to the current real estate market, we have limited our focus in these areas over the last several years.  We intend to use our “closeness” to the market via local ownership, quick response time, pricing discretion, person to person relationships and an experienced, well known senior management team in leveraging our market share in the greater Greenville area while looking for ways to differentiate the Bank from our competition.

Banking Services

The Bank is primarily engaged in the business of accepting demand and time deposits and providing commercial, consumer and mortgage loans to the general public.  Deposits in the Bank are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum amount, which is currently set at $250,000 per depositor.  Other services which the Bank offers include online banking, commercial cash management, remote deposit capture, safe deposit boxes, bank official checks, traveler’s checks, and wire transfer capabilities.

Location and Service Area

Our primary market is Greenville County, which is located in the upstate region of South Carolina.  The cities of Fountain Inn, Greenville, Greer, Mauldin, Simpsonville, and Travelers Rest make up Greenville County.  The Greenville metropolitan area, positioned on the I-85 corridor, is home to one of the nation’s largest concentrations of international investment.  As of 2010, Greenville County has a population of approximately 450,000, with a five-year projected growth rate of almost 2%.  The area’s demographics have changed considerably over the past 10 years and currently over 19,000 businesses are operating within the county limits.

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

Lending Activities

General.   We emphasize a range of lending services, including commercial, real estate, and equity-line consumer loans to individuals and small- to medium-sized businesses and professional firms that are located in or conduct a substantial portion of their business in our market area.  The well-established banks in our service area make proportionately more loans to medium- to large-sized businesses than we do.  Our small- to medium-sized borrowers may be less able to withstand competitive, economic, and financial conditions than larger borrowers.  Our underwriting standards vary for each type of loan, as described below.  We compete for these loans with competitors who are well established in our service area and have greater resources and lending limits.

Loan Approval.   Certain credit risks are inherent in making loans.  These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers.  We attempt to mitigate repayment risks by adhering to internal credit policies and procedures.  These policies and procedures include officer and client lending limits, a multi-layered approval process for larger loans, documentation examination, and follow-up procedures for exceptions to credit policies.  Our loan approval policies provide for various levels of officer lending authority.  When the amount of aggregate loans to a single borrower exceeds an individual officer’s lending authority, the loan request will be considered by an executive officer with a higher lending limit, executive officers combining authority or the directors’ loan committee.  We do not make any loans to any director or executive officer of the Bank unless the loan is approved by the full Board of Directors of the Bank and is on terms not more favorable than would be available to a person not affiliated with the Bank.

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

Real Estate Mortgage Loans.   The principal component of our loan portfolio is loans secured by real estate mortgages.  We obtain a security interest in real estate whenever possible, in addition to any other available collateral, in order to increase the likelihood of the ultimate repayment of the loan.  At December 31, 2010, loans secured by first or second mortgages on real estate made up approximately 85% of our loan portfolio.

These loans will generally fall into one of four categories: commercial real estate loans, construction and development loans (including land loans), residential real estate loans, or home equity loans.  Most of our real estate loans are secured by residential or commercial property.  Interest rates for all categories may be fixed or adjustable, and will more likely be fixed for shorter-term loans.  We generally charge an origination fee for each loan.  Other loan fees consist primarily of late charge fees.  Real estate loans are subject to the same general risks as other loans and are particularly sensitive to fluctuations in the value of real estate.  Fluctuations in the value of real estate, as well as other factors arising after a loan has been made, could negatively affect a borrower’s cash flow, credit-worthiness, and ability to repay the loan.

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

•                  Construction and Development Real Estate Loans (Including Land Loans).   We offer adjustable and fixed rate residential and commercial construction loans to builders and developers and to consumers who wish to build their own home.  The term of construction and development loans generally is limited to eighteen months, although payments may be structured on a longer amortization basis.  Most loans will mature and require payment in full upon the sale of the property.  We believe that construction and development loans generally carry a higher degree of risk than long term financing of existing properties.  Repayment depends on the ultimate completion of the project and usually on the sale of the property.  Specific risks include:

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

Market Share

As of June 30, 2010, the most recent date for which market data is available, total deposits in the Bank’s primary service area were over $12.7 billion, a slight decrease of less than 1% from $12.8 billion as of June 30, 2009.  At June 30, 2010, the Bank’s deposits represented 0.85% of the market, increasing from 0.81% at June 30, 2009.

Employees

As of March 7, 2011, we had 23 full-time employees and two part-time employees.

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

You may also request a copy of our filings at no cost by writing to us at Independence Bancshares, Inc., 500 East Washington Street, Greenville, South Carolina, 29601, Attention: Ms. Katie N. Tuttle, Chief Financial Officer, or calling us at: (864) 672-1776.

SUPERVISION AND REGULATION

Both the Company and the Bank are subject to extensive state and federal banking laws and regulations that impose specific requirements or restrictions on and provide for general regulatory oversight of virtually all aspects of our operations.  These laws and regulations are generally intended to protect depositors, federal insurance deposit funds, and the banking system as a whole, not for the protection of shareholders.  The following summary is qualified by reference to the statutory and regulatory provisions discussed.  Changes in applicable laws or regulations may have a material effect on our business and prospects.  Our operations may be affected by legislative changes and the policies of various regulatory authorities.  We cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

On January 20, 2010, the Bank entered into a Formal Agreement (the “Formal Agreement”) with its primary regulator, the Office of the Comptroller of the Currency (the “OCC”).  The Formal Agreement seeks to enhance the Bank’s existing practices and procedures in the areas of management oversight, strategic and capital planning, credit risk management, credit underwriting, liquidity, and funds management.  In response, the Bank formed a Compliance Committee of its Board of Directors (the “Compliance Committee”) to oversee management’s response to all sections of the Formal Agreement.  The Compliance Committee also monitors adherence to deadlines for submission to the OCC of information required under the Formal Agreement.  The Board of Directors and management of the Bank have been aggressively working to address the findings of the exam and will continue to work to comply with all the requirements of the Formal Agreement.  A summary of the requirements of the Formal Agreement and the Bank’s status on complying with the Formal Agreement is as follows:

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

The Board adopted the Bank’s strategic plan, including the required capital program, on March 3, 2010 which was submitted to the OCC on March 8, 2010. The Bank has also taken steps to implement this strategic plan and capital program. Management revised the capital program based on the OCC’s review. The revised plan was resubmitted to the OCC on November 1, 2010. Management is in the process of its annual update of the strategic plan which will be submitted to the OCC by March 31, 2011.

Develop and implement, within 45 days of the effective date of the Formal Agreement, an updated written profit plan to improve and sustain the earnings of the Bank.	The Board adopted the Bank’s profit plan in November 2010 which was submitted to the OCC on December 14, 2010.

Requirements of the Formal Agreement	Bank’s Compliance Status

Adopt and implement, within 45 days of the effective date of the Formal Agreement, an updated written liquidity, asset/liability management policy addressing liquidity, contingency funding and asset/liability management.

The Bank’s Liquidity and Funding Policy, Contingency Funding Policy and Asset Liability Management Policy were reviewed and approved by the Bank’s Board of Directors on March 3, 2010 and were submitted to the OCC on March 8, 2010. Management revised our Contingency Funding Policy based on the OCC’s review. The revised policy was resubmitted to the OCC on November 1, 2010.

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

As of December 31, 2010, the Bank has increased its liquidity position to 17.5% from 13.6% as of December 31, 2009. In addition, the Bank has decreased wholesale funding reliance by $19.9 million in 2010.

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

Requirements of the Formal Agreement	Bank’s Compliance Status

Extend credit, including renewals or extensions, to a borrower whose loans or other extensions of credit exceed $300,000 and are criticized by the OCC or any other bank examiner, only after the Board or designated committee finds that the extension of additional credit is necessary to promote the best interests of the Bank.

Through December 31, 2010, we are not aware of any violations of this provision of the Formal Agreement. All extensions of credit or modifications related to a criticized borrower have been properly approved by the Board.

Adopt and implement, within 60 days of the effective date of the Formal Agreement, an updated and comprehensive policy for determining the adequacy of the Bank’s allowance for loan losses, which must provide for a review of the Bank’s allowance for loan losses by the Board at least once each calendar quarter.

The Bank’s Allowance for Loan Losses methodology and model was reviewed and approved by the Bank’s Board of Directors on April 28, 2010 and was submitted to the OCC on May 3, 2010. Management revised the Allowance for Loan Losses methodology and model based on the OCC’s review. Management resubmitted this information to the OCC in December 2010 and is currently updating the written policy to reflect these revisions. The updated policy will be submitted by March 31, 2011.

Develop and implement, within 60 days of the effective date of the Formal Agreement, an updated written program to improve the Bank’s loan portfolio management including a pricing policy, guidelines for loans to insiders, guidelines on concentrations of credit, lending procedures, underwriting, documentation, exception tracking, re-appraisal guidelines and a comprehensive loan review process.

The Bank’s General Loan Policy, which addresses loans to insiders, guidelines on concentrations of credit, lending procedures, underwriting, documentation, exception tracking, and re-appraisals, was reviewed and approved by the Bank’s Board of Directors on April 28, 2010 and was submitted to the OCC on May 3, 2010.

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

Requirements of the Formal Agreement	Bank’s Compliance Status

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

As of December 31, 2010, we are not aware of any violations of this provision of the Formal Agreement.

Ensure, within 60 days of the effective date of the Formal Agreement, proper collateral documentation is maintained on all loans and correct each collateral exception listed by the OCC or any other bank examiner.

As of December 31, 2010, we are not aware of any violations of this provision of the Formal Agreement.

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

As of December 31, 2010, we are not aware of any violations of this provision of the Formal Agreement.

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

In addition, the OCC has established individual minimum capital ratio levels of Tier 1 and total capital for the Bank that are higher than the minimum and well capitalized ratios applicable to all banks.  Specifically, the Bank must maintain total risk-based capital of at least 12%, Tier 1 capital of at least 10%, and a leverage ratio of at least 9%.  As of September 30, 2010, the Bank fell below the established individual minimum capital ratios for leverage and total risk-based capital, and as of December 31, 2010, the Bank’s capital ratios remained below the established individual minimum capital ratios for leverage and total risk-based capital, which were 8.4% and 11.5%, respectively, compared to the required 9% and 12%, respectively.  However, the Bank is still considered to be well capitalized by the OCC as the Bank’s capital levels remain above the well capitalized ratio levels applicable to banks not subject to formal capital directives.  See additional discussion below under Part I, Item 7, “Capital Resources.”

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

•                  In June 2010, the Federal Reserve, the FDIC and the OCC issued a comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

•                  On July 21, 2010, the U.S. President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), a comprehensive regulatory framework that will likely result in dramatic changes across the financial regulatory system, some of which became effective immediately and some of which will not become effective until various future dates.  Implementation of the Dodd-Frank Act will require many new rules to be made by various federal regulatory agencies over the next several years.  Uncertainty remains as to the ultimate impact of the Dodd-Frank Act until final rulemaking is complete, which could have a material adverse impact either on the financial services industry as a whole or on our business, financial condition, results of operations, and cash flows.  Provisions in the legislation that affect consumer financial protection regulations, deposit insurance assessments, payment of interest on demand deposits, and interchange fees could increase the costs associated with deposits and place limitations on certain revenues those deposits may generate.  The Dodd-Frank Act includes provisions that, among other things, will:

•                  Centralize responsibility for consumer financial protection by creating a new agency, the Bureau of Consumer Financial Protection, responsible for implementing, examining, and enforcing compliance with federal consumer financial laws;

•                  Create the Financial Stability Oversight Council that will recommend to the Federal Reserve increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity;

•                  Provide mortgage reform provisions regarding a customer’s ability to repay, restricting variable-rate lending by requiring that the ability to repay variable-rate loans be determined by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions;

•                  Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the Deposit Insurance Fund (“DIF”), and increase the floor on the size of the DIF, which generally will require an increase in the level of assessments for institutions with assets in excess of $10 billion;

•                  Make permanent the $250,000 limit for federal deposit insurance and provide unlimited federal deposit insurance until December 31, 2012 for noninterest-bearing demand transaction accounts at all insured depository institutions;

•                  Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, which apply to all public companies, not just financial institutions;

•                  Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transactions and other accounts;

•                  Amend the Electronic Fund Transfer Act (“EFTA”) to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer;

•                  Eliminate the Office of Thrift Supervision (“OTS”) one year from the date of the new law’s enactment.  The Office of the Comptroller of the Currency (“OCC”), which is currently the primary federal regulator for national banks, will become the primary federal regulator for federal thrifts.  In addition, the Federal Reserve will supervise and regulate all savings and loan holding companies that were formerly regulated by the OTS.

•                  On September 27, 2010, the U.S. President signed into law the Small Business Jobs Act of 2010 (the “Act”).  The Small Business Lending Fund (the “SBLF”), which was enacted as part of the Act, is a $30 billion fund that encourages lending to small businesses by providing Tier 1 capital to qualified community banks with assets of less than $10 billion. On December 21, 2010, the U.S. Treasury published the application form, term sheet and other guidance for participation in the SBLF.  Under the terms of the SBLF, the Treasury will purchase shares of senior preferred stock from banks, bank holding companies, and other financial institutions that will qualify as Tier 1 capital for regulatory purposes and rank senior to a participating institution’s common stock. The application deadline for participating in the SBLF is March 31, 2011.

•                  Internationally, both the Basel Committee on Banking Supervision (the “Basel Committee”) and the Financial Stability Board (established in April 2009 by the Group of Twenty (“G-20”) Finance Ministers and Central Bank Governors to take action to strengthen regulation and supervision of the financial system with greater international consistency, cooperation, and transparency) have committed to raise capital standards and liquidity buffers within the banking system (“Basel III”).  On September 12, 2010, the Group of Governors and Heads of Supervision agreed to the calibration and phase-in of the Basel III minimum capital requirements (raising the minimum Tier 1 common equity ratio to 4.5% and minimum Tier 1 equity ratio to 6.0%, with full implementation by January 2015) and introducing a capital conservation buffer of common equity of an additional 2.5% with full implementation by January 2019.  The U.S. federal banking agencies support this agreement.  In December 2010, the Basel Committee issued the Basel III rules text, outlining the details and time-lines of global regulatory standards on bank capital adequacy and liquidity.  According to the Basel Committee, the framework sets out higher and better-quality capital, better risk coverage, the introduction of a leverage ratio as a backstop to the risk-based requirement, measures to promote the build-up of capital that can be drawn down in periods of stress, and the introduction of two global liquidity standards.

•                  In November 2010, the Federal Reserve’s monetary policymaking committee, the Federal Open Market Committee (“FOMC”), decided that further support to the economy was needed. With short-term interest rates already nearing 0%, the FOMC agreed to deliver that support by committing to purchase additional longer-term securities, as it did in 2008 and 2009. The FOMC intends to buy an additional $600 billion of longer-term U.S. Treasury securities by mid-2011 and will continue to reinvest repayments of principal on its holdings of securities, as it has been doing since August 2010.

•                  In November 2010, the FDIC approved two proposals that amend the deposit insurance assessment regulations. The first proposal implements a provision in the Dodd-Frank Act that changes the assessment base from one based on domestic deposits (as it has been since 1935) to one based on assets. The assessment base changes from adjusted domestic deposits to average consolidated total assets minus average tangible equity.  The second proposal changes the deposit insurance assessment system for large institutions in conjunction with the guidance given in the Dodd-Frank Act.  Since the new base would be much larger than the current base, the FDIC will lower assessment rates, which achieves the FDIC’s goal of not significantly altering the total amount of revenue collected from the industry. Risk categories and debt ratings will be eliminated from the assessment calculation for large banks which will instead use scorecards. The scorecards will include financial measures that are predictive of long-term performance. A large financial institution will continue to be defined as an insured depository institution with at least $10 billion in assets.  Both changes in the assessment system will be effective as of April 1, 2011 and will be payable at the end of September.  In December 2010, the FDIC voted to increase the required amount of reserves for the designated reserve ratio (“DRR”) to 2.0%. The ratio is higher than the 1.35% set by the Dodd-Frank Act in July 2010 and is an integral part of the FDIC’s comprehensive, long-range management plan for the DIF.  On December 16, 2010, the Federal Reserve issued a proposal to implement a provision in the Dodd-Frank Act that requires the Federal Reserve to set debit card interchange fees. The proposed rule, if implemented in its current form, would result in a significant reduction in debit-card interchange revenue. Though the rule technically does not apply to institutions with less than $10 billion in assets, there is concern that the price controls may harm community banks, which could be pressured by the marketplace to lower their own interchange rates. In February 2011, the FDIC approved the final rules that, as noted above, change the assessment base from domestic deposits to average assets minus average tangible equity, adopt a new scorecard-based assessment system for financial institutions with more than $10 billion in assets, and finalize the DRR target size at 2.0% of insured deposits.

•                  On December 29, 2010, the Dodd-Frank Act was amended to include full FDIC insurance on Interest on Lawyers Trust Accounts (“IOLTAs”).  IOLTAs will receive unlimited insurance coverage as noninterest-bearing transaction accounts for two years ending December 31, 2012.

We participated in the unlimited deposit insurance component of the TLGP; however, we did not issue unsecured debt before the termination of that component of the TLGP.  On April 13, 2010, the FDIC approved an interim rule that extended the Transaction Account Guarantee Program (“TAGP”) to December 31, 2010.  We elected to continue our voluntary participation in the program. Coverage under the program was in addition to and separate from the basic coverage available under the FDIC’s general deposit insurance rules.  We believe participation in the program enhanced our ability to retain customer deposits.  We have elected not to participate in the TARP Capital Purchase Program, but with respect to any other potential future government assistance programs, we will evaluate the merits of the programs, including the terms of the financing, our capital position, the cost to the Company of alternative capital, and our strategy for the use of additional capital, to determine whether it is prudent to participate.  Specifically, we will evaluate participating in the fund pursuant to the Small Business Jobs and Credit Act.  Regardless of our lack of participation, governmental intervention and new regulations under these programs could materially and adversely affect our business, financial condition and results of operations.

Although the TAGP expired on December 31, 2010, a provision of the Dodd-Frank Act requires the FDIC to provide unlimited deposit insurance for all deposits in non-interest bearing transaction accounts.  This deposit insurance mandate created by the Dodd-Frank Act took effect on December 31, 2010, and will continue through December 31, 2012.  The deposit insurance mandate created by the Dodd-Frank Act is not an extension of the TAGP.  Although the TAGP and the Dodd-Frank Act establish unlimited deposit insurance for certain types of non-interest bearing deposit accounts, unlike the TAGP, the coverage provided by the Dodd-Frank Act does not apply to NOW accounts and will be funded through general FDIC assessments, not special assessments.

Although it is likely that further regulatory actions will arise as the Federal government attempts to address the economic situation, we cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

Proposed Legislation and Regulatory Action

From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of the Company in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions.  We cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Company. A change in statutes, regulations or regulatory policies applicable to the Company or the Bank could have a material effect on the business of the Company.

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

South Carolina State Regulation.   As a South Carolina bank holding company under the South Carolina Banking and Branching Efficiency Act, we are subject to limitations on sale or merger and to regulation by the South Carolina Board of Financial Institutions (the “S.C. Board”).  We are not required to obtain the approval of the S.C. Board prior to acquiring the capital stock of a national bank, but we must notify them at least 15 days prior to doing so.  We must obtain approval from the S.C. Board prior to engaging in the acquisition of a South Carolina state chartered bank or another South Carolina bank holding company.

Independence National Bank

The Bank operates as a national banking association incorporated under the laws of the United States and subject to examination by the OCC.  Deposits in the Bank are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum amount, which is currently $250,000 per depositor.  The OCC and the FDIC regulate or monitor virtually all areas of the Bank’s operations, including:

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

In addition to the Formal Agreement discussed above, the OCC has established individual minimum capital ratio levels of Tier 1 and total capital for the Bank that are higher than the minimum and well capitalized ratios applicable to all banks.  The Bank must maintain total risk-based capital of at least 12%, Tier 1 capital of at least 10%, and a leverage ratio of at least 9%.  As of September 30, 2010, the Bank fell below the established individual minimum capital ratios for leverage and total risk-based capital, and as of December 31, 2010, the Bank’s capital ratios remained below the established individual minimum capital ratios for leverage and total risk-based capital, which were 8.4% and 11.5%, respectively, compared to the required 9% and 12%, respectively.  However, the Bank is still considered to be well capitalized by the OCC as the Bank’s capital levels remain above the well capitalized ratio levels applicable to banks not subject to formal capital directives.  See additional discussion below under Part I, Item 7, “Capital Resources.”

Prompt Corrective Action.   The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) established a “prompt corrective action” program in which every bank is placed in one of five regulatory categories, depending primarily on its regulatory capital levels.  The OCC and the other federal banking regulators are permitted to take increasingly severe action as a bank’s capital position or financial condition declines below the “Adequately Capitalized” level described below.  Regulators are also empowered to place in receivership or require the sale of a bank to another depository institution when a bank’s leverage ratio reaches two percent.  Better capitalized institutions are generally subject to less onerous regulation and supervision than banks with lesser amounts of capital.  The OCC’s regulations set forth five capital categories, each with specific regulatory consequences.  The categories are:

•                  Well Capitalized — The institution exceeds the required minimum level for each relevant capital measure.  A well capitalized institution is one (i) having a total capital ratio of 10% or greater, (ii) having a Tier 1 capital ratio of 6% or greater, (iii) having a leverage capital ratio of 5% or greater and (iv) that is not subject to any formal order or written directive to meet and maintain a specific capital level for any capital measure.

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

Usually, if a bank is not well capitalized, it cannot accept brokered time deposits without prior FDIC approval and, if approval is granted, cannot offer an effective yield in excess of 75 basis points on interest paid on deposits of comparable size and maturity in such institution’s normal market area for deposits accepted from within its normal market area, or national rate paid on deposits of comparable size and maturity for deposits accepted outside a bank’s normal market area.  Under the terms of the Formal Agreement, the Bank cannot renew, rollover or accept brokered time deposits unless it receives prior OCC approval.  If the Bank becomes less than adequately capitalized, it must adopt a capital restoration plan acceptable to the OCC that is subject to a limited performance guarantee by the corporation.  The Bank also would become subject to increased regulatory oversight, and would be increasingly restricted in the scope of its permissible activities.  Each company having control over an undercapitalized institution also must provide a limited guarantee that the institution will comply with its capital restoration plan.  Except under limited circumstances consistent with an accepted capital restoration plan, an undercapitalized institution may not grow.  An undercapitalized institution may not acquire another institution, establish additional branch offices or engage in any new line of business unless determined by the appropriate Federal banking agency to be consistent with an accepted capital restoration plan, or unless the FDIC determines that the proposed action will further the purpose of prompt corrective action.  The appropriate federal banking agency may take any action authorized for a significantly undercapitalized institution if an undercapitalized institution fails to submit an acceptable capital restoration plan or fails in any material respect to implement a plan accepted by the agency.  A critically undercapitalized institution is subject to having a receiver or conservator appointed to manage its affairs and for loss of its charter to conduct banking activities.

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

As of December 31, 2010, the Bank was considered to be well capitalized by the OCC as the Bank’s capital levels remain above the well capitalized ratio levels applicable to banks not subject to formal capital directives.  See additional discussion below under Part I, Item 7, “Capital Resources.”

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

Regulatory Examination.   The OCC requires the Bank to prepare annual reports on the Bank’s financial condition and to conduct an annual audit of its financial affairs in compliance with its minimum standards and procedures.  All insured institutions must undergo regular on-site examinations by their appropriate banking agency.  The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate federal banking agency against each institution or affiliate as it deems necessary or appropriate.  Insured institutions are required to submit annual reports to the FDIC, their federal regulatory agency, and state supervisor when applicable.  The FDIC has developed a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution.  The federal banking regulatory agencies prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

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

On October 3, 2008, President George W. Bush signed the Emergency Economic Stabilization Act of 2008, which temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor.  The temporary increase in deposit insurance coverage became effective immediately upon the President’s signature.  The legislation provided that the basic deposit insurance limit would return to $100,000 on December 31, 2013; however with the signing of the Dodd-Frank Act in July 2010, the federal deposit insurance coverage limit was permanently raised to $250,000 per depositor.

Under regulations effective January 1, 2007, the FDIC adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based upon supervisory and capital evaluations.  For deposits held as of March 31, 2009, institutions were assessed at annual rates ranging from 12 to 50 basis points, depending on each institution’s risk of default as measured by regulatory capital ratios and other supervisory measures.  Effective April 1, 2009, assessments also took into account each institution’s reliance on secured liabilities and brokered deposits.  This resulted in assessments ranging from 7 to 77.5 basis points.  In May 2009, the FDIC issued a final rule which levied a special assessment applicable to all insured depository institutions totaling 5 basis points of each institution’s total assets less Tier 1 capital as of June 30, 2009, not to exceed 10 basis points of domestic deposits.  This special assessment was part of the FDIC’s efforts to rebuild the Deposit Insurance Fund.  As a result, we incurred increased insurance costs during 2009 compared to previous periods.

In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011.  In December 2009, we paid $1.2 million in prepaid risk-based assessments, which included approximately $78,000 related to the fourth quarter of 2009 that would have been otherwise payable in the first quarter of 2010.  The assessment amount related to the fourth quarter of 2009 is included in deposit insurance expense for 2009.  During 2010, we paid assessments of approximately $298,000, which reduced our prepaid balance with the FDIC.  The remaining balance of approximately $800,000 in prepaid deposit insurance is included in other assets in the accompanying balance sheet as of December 31, 2010.

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

Further, under the terms of the Formal Agreement, we were required to present a dividend policy to the OCC that only permits the declaration of a dividend when it is in compliance with our approved capital program, with the aforementioned restrictions, and upon receipt of no supervisory objection by the OCC.  Currently, the Company also has to obtain the prior written approval of the Federal Reserve Bank of Richmond before declaring or paying any dividends.

Branching.   National banks are required by the National Bank Act to adhere to branch office banking laws applicable to state banks in the states in which they are located.  Under current South Carolina law, the Bank may open branch offices throughout South Carolina with the prior approval of the OCC.  In addition, with prior regulatory approval, the Bank is able to acquire existing banking operations in South Carolina.  Furthermore, federal legislation permits interstate branching, including out-of-state acquisitions by bank holding companies, interstate branching by banks, and interstate merging by banks.  The Dodd-Frank Act removes previous state law restrictions on de novo interstate branching in states such as South Carolina.  This change permits out-of-state banks to open de novo branches in states where the laws of the state where the de novo branch to be opened would permit a bank chartered by that state to open a de novo branch.

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

Negative developments beginning in the latter half of 2007 in the global credit and securitization markets have resulted in uncertainty in the financial markets.  As a result of this “credit crunch,” commercial as well as consumer loan portfolio performances have deteriorated at many institutions and the competition for deposits and quality loans has increased significantly.  In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline.  Global securities markets, and bank holding company stock prices in particular, have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets.  As a result, significant new federal laws and regulations relating to financial institutions have been adopted.  Furthermore, the potential exists for additional federal or state laws and regulations regarding, among other matters, lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, including the continued issuance of formal enforcement orders.  Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance.  We can provide no assurance regarding the manner in which any new laws and regulations will affect us.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market hurt our business.

A significant portion of our loan portfolio is secured by real estate.  As of December 31, 2010, 85% of our loans had real estate as a primary or secondary component of collateral.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  A weakening of the real estate market in our primary market area has resulted in an increase in the number of borrowers who have defaulted on their loans and a reduction in the value of the collateral securing their loans, which in turn has adversely affected our profitability and asset quality.  If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.  Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

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

While we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances we have made loans which exceed either our internal underwriting guidelines, supervisory guidelines, or both.  We are permitted to hold loans that exceed supervisory guidelines up to 100% of our regulatory capital.  We have made loans that exceed our internal guidelines to a limited number of our customers who have significant liquid assets, net worth, and amounts on deposit with the Bank.  As of December 31, 2010, approximately $7.8 million of our loans, or 67.2% of our Bank’s regulatory capital, had loan-to-value ratios that exceeded regulatory supervisory guidelines.  In addition, supervisory limits on commercial loan-to-value exceptions are generally set at 30% of our Bank’s capital.  At December 31, 2010, $5.9 million of our commercial loans, or 50.8% of our Bank’s regulatory capital, exceeded the supervisory loan-to-value ratio.  Management is taking steps, including requesting additional collateral, requesting principal reductions, or reevaluating the property through in-house appraisals or new appraisals, to correct the Bank’s supervisory exception position.  The number of loans in our portfolio with loan-to-value ratios in excess of supervisory guidelines, our internal guidelines, or both could increase the risk of delinquencies and defaults in our portfolio.

There can be no assurance that recently enacted legislation will help stabilize the U.S. financial system.

As described above under Part I, Item 1, “Supervision and Regulation”, in response to the challenges facing the financial services sector, a number of regulatory and governmental actions have been enacted or announced.  There can be no assurance that these government actions will achieve their purpose.  The failure of the financial markets to stabilize, or a continuation or worsening of the current financial market conditions, could have a material adverse effect on our business, our financial condition, the financial condition of our customers, our common stock trading price, as well as our ability to access credit.  It could also result in declines in our investment portfolio which could be “other-than-temporary impairments.”

Continuation of the economic downturn could reduce our customer base, our level of deposits, and demand for financial products such as loans.

Our success significantly depends upon the growth in population, income levels, deposits, and housing starts in our markets.  The current economic downturn has negatively affected the markets in which we operate and, in turn, the quality of our loan portfolio.  If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally remain unfavorable, our business may not succeed.  A continuation of the economic downturn or prolonged recession would likely result in the continued deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business.  Interest received on loans represented approximately 94% of our interest income for the year ended December 31, 2010.  If the economic downturn continues or a prolonged economic recession occurs in the economy as a whole, borrowers will be less likely to repay their loans as scheduled.  Moreover, in many cases the value of real estate or other collateral that secures our loans has been adversely affected by the economic conditions and could continue to be negatively affected.  Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies.  A continued economic downturn could, therefore, result in losses that materially and adversely affect our business.

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

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various regulatory agencies.  Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans, interest rates charged on loans, interest rates paid on deposits, and locations of offices.  We are also subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital to support our growth.

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

Our failure to comply with provisions of a formal written agreement with the OCC could subject us to further enforcement action and reputational damage.

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

The OCC has established individual minimum capital ratio levels of Tier 1 leverage ratio (9%), Tier 1 risk-based capital ratio (10%) and total risk-based capital ratio (12%) for the Bank that are higher than the minimum and well capitalized ratios applicable to banks generally.  As of September 30, 2010, the Bank fell below the established individual minimum capital ratios for leverage and total risk-based capital, and as of December 31, 2010, the Bank’s capital ratios remained below the established individual minimum capital ratios for leverage and total risk-based capital, which were 8.4% and 11.5%, respectively, compared to the required 9% and 12%, respectively.  However, the Bank is still considered to be well capitalized by the OCC as the Bank’s capital levels remain above the well capitalized ratio levels applicable to banks not subject to formal capital directives.  Noncompliance with our individual minimum capital ratio levels may be deemed an unsafe and unsound banking practice by the OCC, which could result in the Bank becoming subject to a formal capital directive, a consent order, or such other administrative actions or sanctions as the OCC considers necessary.  It is uncertain what actions, if any, the OCC will take with respect to noncompliance with these ratios, what action steps the OCC might require the Bank to take to remedy this situation, and whether such actions would be successful.

We may be required to raise additional capital in the future, but that capital may not be available when it is needed.

We are required by regulatory authorities to maintain certain levels of capital considered adequate to support our operations.  Our ability to raise additional capital, when needed, will depend in part on conditions in the capital markets at that time, which are outside our control.  Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on terms acceptable to us.  If we cannot raise additional capital when needed, our ability to meet the requirements under our established individual minimum capital ratio levels could be materially impaired, along with our ability to further expand our operations through internal growth and acquisitions.  In addition, if we decide to raise additional equity capital, your interest could be diluted.

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

We depend on the accuracy and completeness of information about customers and counterparties and our financial condition could be adversely affected if we have been provided misleading information.

In deciding whether to extend credit or to enter into other transactions with customers and counterparties, we may rely on information furnished to us by or on behalf of customers and counterparties, including financial statements and other financial information, which we do not independently verify.  We also may rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors.  For example, in deciding whether to extend credit to customers, we may assume that a customer’s audited financial statements conform with generally accepted accounting principles (“GAAP”) and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer.  Our financial condition and results of operations could be negatively impacted to the extent we rely on financial statements that do not comply with GAAP or are materially misleading.

Changes in interest rates affect our interest margins, which can adversely affect our profitability.

Our results of operations are affected by credit policies of monetary authorities, particularly the Federal Reserve.  Our profitability depends to a significant extent on our net interest income, which is the difference between interest income on interest-earning assets, such as loans and investments, and interest expense on interest-bearing liabilities, such as deposits and borrowings.  Interest rates are highly sensitive to many factors beyond our control, including general economic conditions and policies of various governmental and regulatory agencies.  Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the interest paid on deposit and borrowings, but those changes could also affect our ability to originate loans and obtain deposits.  Our net interest income will be adversely affected if market interest rates change such that the interest paid on deposits and borrowings increases faster than interest earned on loans and investments.

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

Liquidity needs could adversely affect our results of operations and financial condition.

Our primary funding sources are customer deposits and loan repayments.  Deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments and general economic conditions.  Scheduled loan repayments are a relatively stable source of funds; however, they are subject to the ability of borrowers to repay the loans.  The ability of borrowers to repay loans can be adversely affected by a number of factors outside of our control, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability.  Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations.  Those sources may include borrowings from the Federal Home Loan Bank or Federal Reserve Bank, federal funds lines of credit from correspondent banks and brokered deposits, to the extent allowable by regulatory authorities.  While we believe that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands, particularly if we were to experience atypical deposit withdrawal demands, increased loan demand or if regulatory decisions should limit available funding sources such as brokered deposits.  We may be required to slow or discontinue loan growth, capital expenditures or other investments or liquidate assets should those sources not be adequate.

Our FDIC Deposit Insurance premiums have risen significantly in the recent past and may continue to increase in the future as a result of our risk assessment category and increased assessment rates imposed by the FDIC.

As a member institution of the FDIC, we are required to pay deposit insurance premium assessments to the FDIC.  We are generally unable to control the amount of premiums that are required to be paid for FDIC insurance.  If there are additional bank or financial institution failures, we may be required to pay even higher FDIC premiums than recently increased levels.  Any future increases may materially and adversely affect our results of operations.  Additionally, the Dodd-Frank Act changed the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital.  It is too early to predict how new regulations in this area may affect our results of operations.

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

Negative public opinion could damage our reputation and adversely impact earnings.

Reputation risk, or the risk to our business, earnings and capital from negative public opinion, is inherent in our operations.  Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions, and from actions taken by government regulators and community organizations in response to those activities.  Negative public opinion can adversely affect our ability to keep and attract clients and employees and can expose us to litigation and regulatory action and adversely impact our results of operations.  Although we take steps to minimize reputation risk in dealing with our clients and communities, this risk will always be present given the nature of our business.

We may be adversely affected by the soundness of other financial institutions.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships.  We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by the Bank cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to the Bank.  Any such losses could have a material adverse effect on our financial condition and results of operations.

We will face risks with respect to future expansion and acquisitions or mergers.

Although we do not have any formalized plans to do so, we may seek to acquire other financial institutions or parts of those institutions.  We may also expand into new markets or lines of business or offer new products or services.  These activities would involve a number of risks, including:

•                  the potential inaccuracy of the estimates and judgments used to evaluate credit, operations, management, and market risks with respect to a target institution;

•                  the time and costs of evaluating new markets, hiring or retaining experienced local management, opening new offices and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;

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

As of March 7, 2011, there were 2,085,010 shares of common stock outstanding held by approximately 549 shareholders of record.  All of our currently issued and outstanding common stock was issued in our initial public offering which was completed in May 2005.  The price per share in our initial public offering was $10.00.

There is currently no established public trading market in our common stock and trading and quotations of our common stock have been limited and sporadic. Because there has not been an established market for our common stock, we may not be aware of all prices at which our common stock has been traded. We have not determined whether the trades of which we are aware were the result of arm’s-length negotiations between the parties. Based on information available to us from a limited number of sellers and purchasers of common stock who have engaged in privately negotiated transactions of which we are aware, there were approximately 29 stock trades in 2010 ranging from $2.05 to $0.16. These trades occurred throughout the year.

We have not declared or paid any cash dividends on our common stock since our inception.  For the foreseeable future, we do not intend to declare cash dividends.  We intend to retain earnings to grow our business and strengthen our capital base.  Our ability to pay dividends depends on the ability of our subsidiary, Independence National Bank, to pay dividends to us.  As a national bank, the Bank may only pay dividends out of its net profits, after deducting expenses, including losses and bad debts.  In addition, the Bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the Bank’s net profits of the preceding two consecutive half-year periods (in the case of an annual dividend).  The approval of the OCC will be required if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years less any required transfers to surplus.  The OCC also has the authority under federal law to enjoin a national bank from engaging in what in its opinion constitutes an unsafe or unsound practice in conducting its business, including the payment of a dividend under certain circumstances. Further, under the terms of the Formal Agreement, we were required to present a dividend policy to the OCC that only permits the declaration of a dividend when it is in compliance with our approved capital program, with the aforementioned restrictions, and upon receipt of no supervisory objection by the OCC.  Currently, the Company also has to obtain the prior written approval of the Federal Reserve Bank of Richmond before declaring or paying any dividends.

Item 6.  Selected Financial Data.

Not applicable.

Item 7.  Management’s Discussion and Analysis or Plan of Operation.

CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements.  Our significant accounting policies are described in Note 1 to our audited consolidated financial statements as of December 31, 2010.

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

Other Real Estate Owned and Repossessed Assets

Real estate and other property acquired in settlement of loans is recorded at the lower of cost or fair value less estimated selling costs, establishing a new cost basis when acquired.  Fair value of such property is reviewed regularly and write-downs are recorded when it is determined that the carrying value of the property exceeds the fair value less estimated costs to sell.  Write-downs resulting from the periodic reevaluation of such properties, costs related to holding such properties, and gains and losses on the sale of foreclosed properties are charged against income.  Costs relating to the development and improvement of such properties are capitalized.

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

General

Our Bank opened for business on May 16, 2005.  We completed our stock offering in May 2005, upon the issuance of 2,085,010 shares with net proceeds totaling $20.5 million.  We capitalized the Bank with $18 million of the proceeds from the stock offering.  Since December 2009 we have invested another $2.5 million of equity from the stock offering into the Bank.

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

We have included a number of tables to assist in our description of these measures.  For example, the “Average Balances” table shows the average balance during 2010 and 2009 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category.  A review of this table shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we have channeled a substantial percentage of our earning assets into our loan portfolio.  We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included a table to help explain this.  Finally, we have included a number of tables that provide detail about our investment securities, our loans, and our deposits and other borrowings.

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

Markets in the United States and elsewhere have experienced extreme volatility and disruption for the last three years.  These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence.  Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans.  Dramatic slowdowns in the housing industry, with falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions.  Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance.  The following discussion and analysis describes our performance in this challenging economic environment.

Throughout our discussion we have identified significant factors that we believe have affected our financial position and operating results during the periods included in the accompanying financial statements.  We encourage you to read this discussion and analysis in conjunction with our financial statements and the other statistical information included in this report.

Results of Operations

General

Our net loss for the year ended December 31, 2010 was $6.3 million, or $3.04 per share, an increase of $4.2 million, or 193.6%, compared to a net loss of $2.2 million for the year ended December 31, 2009, or $1.04 per share.  This increase in net loss for the year was primarily driven by loan provision expense, write-downs and losses on real estate owned and repossessed assets, and the recognition of a 100% valuation allowance on our deferred tax assets.  Each of these components is discussed in greater detail below.

Net Interest Income

Net interest income is the Company’s primary source of revenue.  Net interest income is the difference between income earned on assets and interest paid on deposits and borrowings used to support such assets.  Net interest income is determined by the rates earned on the Company’s interest-earning assets and the rates paid on its interest-bearing liabilities, the relative amounts of interest-earning assets and interest-bearing liabilities, and the degree of mismatch and the maturity and repricing characteristics of its interest-earning assets and interest-bearing liabilities.  Net interest income was $2.7 million for the year ended December 31, 2010, an increase of $275,396, or 11.3%, over net interest income of $2.4 million in 2009.  Although total interest income decreased by $576,463, or 10.1%, during the year, this decrease was more than offset by a reduction in interest expense of $851,859, or 26.1%.

Our consolidated net interest margin for the year ended December 31, 2010 was 2.27%, a 35 basis point increase over the net interest margin for the year ended December 31, 2009 of 1.92%.  The net interest margin is calculated as net interest income divided by year-to-date average earning assets.  Earning assets averaged $119.3 million in 2010, a decrease of $6.9 million, or 5.5%, from $126.2 million in 2009.  This decrease in earning assets is due to the $15.1 million decrease in average loans between years, offset by the combined increase in investment securities and federal funds sold and other of $8.2 million.  During 2009, we adopted measures to promote the long term stability of the Bank.  These measures included restructuring the balance sheet to focus on credit quality and management of our funding sources to increase liquidity and the net interest margin.  As a result, average gross loans decreased between years, with funds from net loan payoffs used to repay FHLB advances as well as to strengthen our liquidity position though cash and the investment securities portfolio.

Our yield on earning assets also decreased during the year, moving from 4.51% for the year ended December 31, 2009 to 4.29% for the year ended December 31, 2010.  Our yield on earnings assets was negatively affected by the impact of loans placed in nonaccrual status during the period (foregone interest on nonaccrual loans in 2010 was $743,315) as well as the retention of higher levels of cash for improved liquidity, on which we earn a low rate of interest.

These decreases were offset by a decrease in the cost of interest-bearing liabilities, which moved from 2.87% for the year ended December 31, 2009 to 2.17% for the year ended December 31, 2010.  Improvement in this area was a result of several factors, including a reduction in average brokered time deposits, which decreased $11.4 million during the year, an increase in average interest-bearing deposit transaction accounts, which increased $16.7 million during the year, and the repricing of deposits, specifically retail time deposits, which decreased to a rate of 2.00% for the year ended December 31, 2010 from 3.04% for the year ended December 31, 2009.  In pricing deposits, we considered our liquidity needs, the direction and levels of interest rates and local market conditions.  At times, higher rates are paid initially to attract deposits.  Borrowings averaged $10.0 million for the year ended December 31, 2010, decreasing from $17.1 million for the year ended December 31, 2009, a decrease of $7.1 million, or 41.3%.  Our net interest spread was 2.12% for 2010 compared to 1.64% in 2009.  The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

	For the Year Ended December 31,
	2010			2009
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

Interest-earning assets:
Federal funds sold and other	$10,446,624	$50,507	0.48%	$5,612,741	$37,867	0.67%
Investment securities (1)	8,926,372	272,886	3.06%	5,559,325	220,860	3.97%
Loans (2)	99,938,312	4,792,133	4.80%	115,027,119	5,433,262	4.72%
Total interest-earning assets	119,311,308	5,115,526	4.29%	126,199,185	5,691,989	4.51%
Non-interest-earning assets	11,815,712			10,476,505
Total assets	$131,127,020			$136,675,690

Interest-bearing liabilities:
NOW accounts	$5,803,292	40,227	0.69%	$5,599,293	33,848	0.60%
Savings & money market	32,648,911	533,784	1.63%	16,196,753	308,151	1.90%
Time deposits (excluding brokered time deposits)	29,852,690	598,109	2.00%	30,957,197	940,829	3.04%
Brokered time deposits	32,632,177	861,341	2.64%	43,997,223	1,396,920	3.18%
Total interest-bearing deposits	100,937,070	2,033,461	2.01%	96,750,466	2,679,748	2.77%
Borrowings	10,040,743	379,260	3.78%	17,112,081	584,832	3.42%
Total interest-bearing liabilities	110,977,813	2,412,721	2.17%	113,862,547	3,264,580	2.87%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	5,155,967			4,447,984
Other non-interest-bearing liabilities	279,569			339,144
Shareholders’ equity	14,713,671			18,026,015
Total liabilities and shareholders’ equity	$131,127,020			$136,675,690
Net interest spread			2.12%			1.64%
Net interest income/ margin		$2,702,805	2.27%		$2,427,409	1.92%

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

	2010 Compared to 2009
	Total Change	Change in Volume	Change in Rate
Interest-earning assets:
Federal funds sold and other	$12,640	$25,659	$(13,019)
Investment securities	52,026	111,432	(59,406)
Loans	(641,129)	(722,402)	81,273
Total interest income	(576,463)	(585,311)	8,848

Interest-bearing liabilities:
Interest-bearing deposits	(646,287)	(80,903)	(565,384)
Borrowings	(205,572)	(261,940)	56,368
Total interest expense	(851,859)	(342,843)	(509,016)

Net Interest Income	$275,396	$(242,468)	$517,864

Provision for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged as a non-cash expense to our statement of operations.  We review our loan portfolio at least quarterly to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses.  Please see the discussion below under “Provision and Allowance for Loan Losses” for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance.

Our provision for loan losses was $3.1 million for the year ended December 31, 2010, an increase of $1.9 million or 153.7% from provision of $1.2 million for the year ended December 31, 2009.  The increase in provision for loan losses is due to the increase in impaired and nonaccrual loans and their related specific reserves in addition to an increase in the general allowance allocation due to declining economic conditions and increased charge-off levels.  The allowance as a percentage of gross loans increased to 3.24% at December 31, 2010 from 1.71% at December 31, 2009.  Specific reserves were $1.6 million on impaired loans of $12.8 million as of December 31, 2010 compared to specific reserves of approximately $208,000 on impaired loans of $6.7 million as of December 31, 2009.  As of December 31, 2010, the general reserve allocation was 1.82% of gross loans not impaired compared to 1.62% as of December 31, 2009.  The provision for loan losses is discussed further below under “Provision and Allowance for Loan Losses.”

Non-interest Income

Non-interest income for the year ended December 31, 2010 was $268,570, an increase of less than 1% over non-interest income of $267,116 for the year ended December 31, 2009.  Our largest component of non-interest income is residential loan origination fees, which were $152,499 for 2010, or approximately 57% of total non-interest income.  Residential loan origination fees decreased by approximately $95,817, or 38.6%, during the year due to the loss of an originator early in the year and the time it took to find a replacement and establish a new pipeline.

For the year ended December 31, 2010, service fees on deposit accounts totaled $59,107, an increase of $25,334, or 75.0%, over 2009 due to an increase in average customer deposit accounts during 2010.  An effort was also made during the year to capitalize on deposit service fee income opportunities.  New regulations that went into effect in 2010 related to overdraft charges did not have a significant impact on service income for 2010.

Other income was $56,964 for 2010, an increase of $11,533, or 25.4%, compared to $45,431 for the year ended December 31, 2009.  This increase in other income is due to increases in ATM surcharges, wire fees, and commissions on insurance referrals.  Included in other income for the year ended December 31, 2010 was $27,836 in rental income related to the lease of our land at South Irvine Street.

In 2009, non-interest income included an impairment charge of $60,404 on our Silverton Bank, N.A. stock, which now has a basis of zero.

Non-interest Expenses

The following table sets forth information related to our non-interest expenses for the years ended December 31, 2010 and 2009.

	2010	2009
Compensation and benefits	$1,928,871	$2,129,443
Write-downs and losses on real estate owned and repossessed assets	880,584	35,224
Occupancy and equipment	566,472	548,896
Insurance	512,672	486,651
Data processing and related costs	293,205	318,949
Professional fees	207,153	211,095
Marketing	94,636	128,262
Telephone and supplies	58,522	79,359
Other	324,869	198,285
Total non-interest expenses	$4,866,984	$4,136,164

Non-interest expenses increased by $730,820, or 17.7%, for the year ended December 31, 2010.  This increase was primarily due to an increase in write-downs and losses on real estate owned and repossessed assets.  During 2010, this expense increased by $845,360 due to the receipt of updated third party appraisals, acceptance of contract offers, and reevaluation of the market resulting in adjustment to listing prices.  Write-downs and losses are charged against income, if necessary, as a result of our regular review of the fair value of repossessed property.  Along with this increase, we also had an increase in occupancy and equipment expense of $17,576, due to the addition of technology-related assets during 2010, and an increase in insurance expense of $26,021, due to increased insurance premiums as a result of the Formal Agreement.  FDIC insurance premiums decreased from $366,372 in 2009 to $297,973 in 2010.  This decrease was due to the special assessment paid in 2009 as well as our reduction in brokered deposit balances during 2010.  However, this improvement was offset by an increase in Bond and D&O insurance premiums, which increased by approximately $95,000, or 286.2%, during 2010.  Other non-interest expense was $324,869 for the year ended December 31, 2010, an increase of $126,584, or 63.8%, from 2009.  This increase was a result of increased expenses related to loan collection and other real estate owned, such as taxes, maintenance and legal fees.

The above increases were somewhat offset by decreases in other non-interest expense categories.  Compensation and benefits decreased by $220,572 due to a decrease in commissions on residential loan origination fees, decreases in salaries and stock-based compensation as well as the discontinuation of our 401k match beginning April 1, 2010.  We have focused attention on expense control over the past year.  This has resulted in small decreases in expenses related to marketing (decrease of $33,626) and telephone and supplies (decrease of $20,837).  We also renegotiated and renewed our data processing contract in May 2009 resulting in decreased data processing expenses during 2010 (decrease of $25,744).

Income Tax Benefit

Income tax expense of $1.4 million was recognized for the year ended December 31, 2010 compared to a benefit of $492,550 for the year ended December 31, 2009.  Accounting literature states that a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized.  The determination of whether a deferred tax asset is realizable is based on weighting all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified.  During our quarterly analysis of the valuation allowance recorded against our deferred tax assets, we determined that it was not more likely than not that our deferred tax assets will be recognized in future years due to our continued decline in credit quality, increase in net losses, and decrease in capital as a result of provision for loan losses and write-downs on other real estate owned.  In addition, credit quality has impacted our net interest margin during 2010 due to interest reversals and interest lost on nonaccrual loans.

During third quarter 2009, it became evident that the unprecedented economic conditions specifically affecting the banking industry had increased the uncertainty as to the timing of the expected recovery period of the industry as a whole.  Although later than many areas of the United States, it also became more evident that our local market and our Bank were affected by these deteriorating economic conditions.  These events led us to record a valuation allowance of 100% on all deferred tax assets generated beginning July 1, 2009.  During third quarter 2010, based on continued losses and updated forecasts of future earnings, we recorded a valuation allowance of 100% on all prior deferred tax assets (those generated prior to July 1, 2009), resulting in the income tax expense recorded in 2010.  We will continue to analyze our deferred tax assets and related valuation allowance on a quarterly basis, taking into account performance compared to forecasted earnings as well as current economic and internal information.

Balance Sheet Review

General

At December 31, 2010, we had total assets of $121.8 million, a decrease of $13.5 million, or 10.0%, from total assets of $135.3 million at December 31, 2009.  This decrease in assets was driven by a $14.7 million, or 13.9%, decrease in net loans, which decreased from $106.1 million at December 31, 2009 to $91.4 million at December 31, 2010.  Other assets at December 31, 2010 consisted of cash and due from banks of $3.0 million; federal funds sold of $7.7 million, investment securities available for sale of $10.7 million, non-marketable equity securities of $1.4 million, property and equipment of $3.7 million, other real estate owned and repossessed assets of $2.5 million and accrued interest receivable and other assets of $1.4 million.  Total liabilities at December 31, 2010 were $111.4 million compared to $118.6 million at December 31, 2009, a decrease of $7.3 million, or 6.1%.  This decrease in liabilities was driven by a reduction in FHLB advances, which decreased from $14.0 million at December 31, 2009 to $7.0 million at December 31, 2010.  At December 31, 2010, other liabilities consisted of deposits of $104.1 million, securities sold under agreements to repurchase of $65,479, and accrued interest payable and other liabilities of $213,476.  Shareholders’ equity at December 31, 2010 was $10.5 million, compared to $16.7 million at December 31, 2009, a decrease of $6.2 million or 3.7%.  This decrease was primarily a result of our net loss for the year ended December 31, 2010 offset by compensation expense related to stock options granted and an increase in the unrealized gain on investment securities.  Our management closely monitors and seeks to maintain appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and demand.  A more detailed analysis of the primary components of our balance sheet follows.

Investments

The purpose of the investment portfolio is to provide liquidity and stable returns through the purchase of high quality investment securities.  At December 31, 2010, our investment portfolio of $10.7 million represented approximately 9% of total assets.  The portfolio increased from $8.2 million at December 31, 2009, or 6.0% of total assets.  Increases in investment balances during 2010 were due to the purchase of new investment securities with excess liquidity, offset by normal investment maturities and repayments.  At December 31, 2010 and 2009, we held Government-sponsored enterprise securities, mortgage-backed securities, and one taxable municipal bond as investment securities available for sale.  The amortized costs and the fair value of our investments at December 31, 2010 and 2009 are shown in the following table.

	2010		2009
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available for Sale
Government-sponsored enterprises	$5,000,000	$4,975,716	$3,031,796	$3,023,657
Mortgage-backed securities	5,226,829	5,289,427	4,731,232	4,775,305
Municipals, taxable	373,291	387,590	373,693	372,686
Total	$10,600,120	$10,652,733	$8,136,721	$8,171,648

Contractual maturities and yields on our investment securities available for sale at December 31, 2010 are shown in the following table.  Expected maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	One year or less		After one year through five years		After five years through ten years		After ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for Sale
Government-sponsored enterprises	$—	—%	$5,000,000	2.09%	$—	—%	$—	—%	$5,000,000	2.09%
Mortgage-backed securities	—	—	388,401	4.68	1,308,307	3.20	3,530,121	4.15	5,226,829	3.95
Municipals, taxable	—	—	—	—	373,291	4.15	—	—	373,291	4.15
Total	$—	—%	$5,388,401	2.28%	$1,681,598	3.41%	$3,530,121	4.15%	$10,600,120	3.08%

At December 31, 2010 and 2009, we also held non-marketable equity securities, which consisted of Federal Reserve Bank stock of $416,350 and $444,600, respectively, and Federal Home Loan Bank stock of $984,000 and $1,101,500, respectively.  These investments are carried at cost, which approximates fair maket value.

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio.  Average loans for the year ended December 31, 2010 were $99.9 million, a decrease of $15.1 million, or 13.1%, compared to average loans of $115.0 million for the year ended December 31, 2009.  Before allowance for loan losses, gross loans outstanding at December 31, 2010 were $94.5 million, or 77.6% of total assets, compared to $108.0 million, or 79.8% of total assets at December 31, 2009.  During 2009, we adopted measures to promote the long term stability of the Bank.  These measures included restructuring the balance sheet to focus on credit quality and management of our funding sources to increase liquidity and net interest margin.  As a result, gross loans decreased $13.5 million during the year.  Funds from net loan payoffs were used to repay FHLB advances as well as to strengthen our liquidity position though cash and the investment securities portfolio.

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

The following table summarizes the composition of our loan portfolio as of December 31, 2010 and 2009.

	2010		2009
		% of		% of
	Amount	Total	Amount	Total
Real Estate:
Commercial	$45,564,728	48.2%	$45,865,608	42.5%
Construction and development	19,209,473	20.3	28,325,005	26.2
Consumer residential	8,718,229	9.2	9,136,646	8.5
Home equity	7,143,043	7.6	7,723,312	7.2
Total real estate loans	80,635,473	85.3	91,050,571	84.4
Commerical business	12,262,223	13.0	15,161,839	14.0
Consumer - other	1,659,570	1.8	1,937,553	1.8
Deferred origination fees, net	(92,025)	(0.1)	(172,494)	(0.2)
Gross loans, net of deferred fees	94,465,241	100.0%	107,977,469	100.0%
Less allowance for loan losses	(3,062,492)		(1,847,513)

Total loans, net	$91,402,749		$106,129,956

The largest component of our loan portfolio at year-end was commercial real estate loans, which represented 48.2% of the portfolio.  We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration of certain types of collateral.  Refer to Item 1, “Lending Activities”, for a detailed discussion regarding the risks inherent in each loan category noted above.  Due to the short time our portfolio has existed, the current mix may not be indicative of the ongoing portfolio mix.

Maturities and Sensitivity of Loans to Changes in Interest Rates

The information in the following table is based on the contractual maturities of individual loans, including loans which may be subject to renewal at their contractual maturity.  Renewal of such loans is subject to review and credit approval, as well as modification of terms upon maturity.  Actual repayments of loans may differ from the maturities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties.

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at December 31, 2010.

		After one
	One year	but within	After five
	or less	five years	years	Total
Real Estate:
Commercial	$12,129,199	$32,509,109	$926,420	$45,564,728
Construction and development	10,590,292	8,619,181	—	19,209,473
Consumer residential	2,331,180	6,364,610	22,439	8,718,229
Home equity	—	—	7,143,043	7,143,043
Total real estate	25,050,671	47,492,900	8,091,902	80,635,473
Commercial business	4,025,524	8,236,699	—	12,262,223
Consumer - other	897,613	747,587	14,370	1,659,570
Gross loans	$29,973,808	$56,477,186	$8,106,272	$94,557,266
Deferred origination fees, net				(92,025)
Gross loans, net of deferred fees				$94,465,241

Loans maturing - after one year with
Fixed interest rates				$21,628,344
Floating interest rates				$42,955,114

Loan Performance and Asset Quality

The downturn in general economic conditions over the past three years has resulted in increased loan delinquencies, defaults and foreclosures within our loan portfolio.  The declining real estate market has had a significant impact on the performance of our loans secured by real estate.  In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure.  Although the real estate collateral provides an alternate source of repayment in the event of default by the borrower, in our current market the value of the collateral has deteriorated in value during the time the credit is extended.  There is a risk that this trend will continue, which could result in additional losses of earnings and increases in our provision for loan losses and loans charged-offs.

Past due payments are often one of the first indicators of a problem loan.  We perform a continuous review of our past due report in order to identify trends that can be resolved quickly before a loan becomes significantly past due.  We determine past due and delinquency status based on the contractual terms of the note.  When a borrower fails to make a scheduled loan payment, we attempt to cure the default through several methods including, but not limited to, collection contact and assessment of late fees.

Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful.  When a loan is placed in nonaccrual status, interest accruals are discontinued and income earned but not collected is reversed.  Cash receipts on nonaccrual loans are not recorded as interest income, but are used to reduce principal.  Foregone interest income related to nonaccrual loans equaled $743,315 and $459,757 for the years ended December 31, 2010 and 2009, respectively.  No interest income was recognized on nonaccrual loans during 2010 and 2009.  At both December 31, 2010 and 2009, there were no accruing loans which were contractually past due 90 days or more as to principal or interest payments.

The following table summarizes delinquencies and nonaccruals, by portfolio class, as of December 31, 2010 and 2009.

	Single and multifamily residential real estate	Construction and development	Commercial real estate - other	Commercial business	Consumer	Total
December 31, 2010
30-59 days past due	$16,902	$—	$428,273	$1,409	$7,576	$454,160
60-89 days past due	—	145,718	97,680	—	—	243,398
Nonaccrual	3,098,499	8,069,557	861,432	—	—	12,029,488
Total past due and nonaccrual	3,115,401	8,215,275	1,387,385	1,409	7,576	12,727,046
Current	24,292,606	10,994,198	32,630,608	12,260,814	1,651,994	81,830,220
Total loans	$27,408,007	$19,209,473	$34,017,993	$12,262,223	$1,659,570	$94,557,266

	Single and multifamily residential real estate	Construction and development	Commercial real estate - other	Commercial business	Consumer	Total
December 31, 2009
30-59 days past due	$—	$452,199	$—	$21,718	$7,358	$481,275
60-89 days past due	—	—	—	16,116	—	16,116
Nonaccrual	1,648,091	4,448,852	623,750	—	—	6,720,693
Total past due and nonaccrual	1,648,091	4,901,051	623,750	37,834	7,358	7,218,084
Current	27,038,540	23,423,954	33,415,185	15,124,005	1,930,195	100,931,879
Total loans	$28,686,631	$28,325,005	$34,038,935	$15,161,839	$1,937,553	$108,149,963

Total delinquent and nonaccrual loans increased from $7.2 million at December 31, 2009 to $12.7 million at December 31, 2010, an increase of $5.5 million or 76.3%.  This increase was a result of movement in nonaccrual loans, which increased by $5.2 million, or 79.0%, between years.  Nonaccrual increases were seen in both single and multifamily residential real estate loans as well as construction and development loans as a result of detailed review of relationships within these portfolio classes, loan payment history and the current economic environment.  At December 31, 2010, nonaccrual loans represented 12.7% of gross loans.  Loans past due 30-89 days are considered potential problem loans and amounted to $697,558 at December 31, 2010 compared to $497,391 at December 31, 2009.

Another method used to monitor the loan portfolio is credit grading.  As part of the loan review process, loans are given individual credit grades, representing the risk we believe is associated with the loan balance.  Credit grades are assigned based on factors that impact the collectability of the loan, the strength of the borrower, the type of collateral, and loan performance.  Commercial loans are individually graded at origination and credit grades are reviewed on a regular basis in accordance with our loan policy.  Consumer loans are assigned a “pass” credit rating unless something within the loan warrants a specific classification grade.  The following table summarizes management’s internal credit risk grades, by portfolio class, as of December 31, 2010.

	Single and multifamily residential real estate	Construction and development	Commercial real estate - other	Commercial business	Consumer	Total
Pass Loans	$15,304,972	$937,399	$—	$—	$1,585,097	$17,827,468
Grade 1 - Prime	—	—	—	65,429	—	65,429
Grade 2 - Good	44,312	323,784	253,851	130,628	—	752,575
Grade 3 - Acceptable	1,936,575	1,429,714	16,769,211	5,964,501	—	26,100,001
Grade 4 – Acceptable w/ Care	5,488,792	4,547,604	14,142,081	5,884,011	—	30,062,488
Grade 5 – Special Mention	1,534,857	3,755,697	1,381,947	217,654	—	6,890,155
Grade 6 - Substandard	3,098,499	8,215,275	1,470,903	—	74,473	12,859,150
Grade 7 - Doubtful	—	—	—	—	—	—
Total loans	$27,408,007	$19,209,473	$34,017,993	$12,262,223	$1,659,570	$94,557,266

Loans graded one through four are considered “pass” credits.  As of December 31, 2010, approximately 60% of the loan portfolio had a credit grade of Acceptable or Acceptable with Care.  For loans to qualify for this grade, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment.

Loans with a credit grade of five are not considered classified; however they are categorized as a special mention of watch list credit, and are considered potential problem loans.  This classification is utilized by us when we have an initial concern about the financial health of a borrower.  These loans are designated as such in order to be monitored more closely than other credits in our portfolio.  We then gather current financial information about the borrower and evaluate our current risk in the credit.  We will then either reclassify the loan as “substandard” or back to its original risk rating after a review of the information.  There are times when we may leave the loan on the watch list, if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we determine to review the loan on a more regular basis.  Loans on the watch list are not considered problem loans until they are determined by management to be classified as substandard.  As of December 31, 2010, we had loans totaling $6.9 million on the watch list.

Loans graded six or greater are considered classified credits.  At December 31, 2010, classified loans totaled $12.9 million, with all but one loan being collateralized by real estate.  Classified credits are evaluated for impairment on a quarterly basis.

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due, according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Impairment is measured on a loan-by-loan basis by calculating either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  The resultant shortfall is charged to provision for loan losses and is classified as a specific reserve.  When an impaired loan is ultimately charged-off, the charge-off is taken against the specific reserve.

At December 31, 2010, impaired loans totaled $12.8 million, all of which were valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral.   Market values were obtained using independent appraisals, updated in accordance with our reappraisal policy, or other market data such as recent offers to the borrower.  During 2010, the average recorded investment in impaired loans was $10.6 million compared to $4.5 million during 2009.  As of December 31, 2010, we had loans totaling approximately $74,000 that were classified in accordance with our loan rating policies but were not considered impaired.  The following table summarizes information relative to impaired loans, by portfolio class, at December 31, 2010 and 2009.

	Unpaid principal balance	Recorded investment	Related allowance	Average impaired investment	Interest income
December 31, 2010
With no related allowance recorded:
Single and multifamily residential real estate	$102,083	$102,083	$—	$248,045	$—
Construction and development	453,000	453,000	—	2,800,727	—
Commercial real estate - other	290,377	290,377	—	58,075	—
Commercial business	—	—	—	5,743	—
With related allowance recorded:
Single and multifamily residential real estate	3,413,462	2,996,415	551,415	1,862,302	13,222
Construction and development	8,415,920	7,762,275	768,358	5,141,497	8,584
Commercial real estate - other	1,218,225	1,180,526	251,971	453,294	10,152
Commercial business	—	—	—	8,818	441
Total:
Single and multifamily residential real estate	3,515,545	3,098,498	551,415	2,110,347	13,222
Construction and development	8,868,920	8,215,275	768,358	7,942,224	8,584
Commercial real estate - other	1,508,602	1,470,903	251,971	511,369	10,152
Commercial business	—	—	—	14,561	441
	$13,893,067	$12,784,676	$1,571,744	$10,578,501	$32,399
December 31, 2009
With no related allowance recorded:
Single and multifamily residential real estate	$382,530	$382,530	$—	$401,325	$—
Construction and development	4,601,051	4,601,051	—	1,717,743	16,030
Commercial real estate - other	—	—	—	780,645	—
Commercial business	—	—	—	10,719	—
Consumer	—	—	—	—	—
With related allowance recorded:
Single and multifamily residential real estate	1,265,561	1,265,561	165,577	310,166	—
Construction and development	414,393	414,393	42,393	651,678	5,935
Commercial real estate - other	—	—	—	—	—
Commercial business	—	—	—	333,755	—
Consumer	—	—	—	260,860	3,365
Total:
Single and multifamily residential real estate	1,648,091	1,648,091	165,577	711,491	—
Construction and development	5,015,444	5,015,444	42,393	2,369,421	21,965
Commercial real estate - other	—	—	—	780,645	—
Commercial business	—	—	—	344,474	—
Consumer	—	—	—	260,860	3,365
	$6,663,535	$6,663,535	$207,970	$4,466,891	$25,330

Troubled debt restructurings are loans which have been restructured from their original contractual terms and include concessions that would not otherwise have been granted outside of the financial difficulty of the borrower.  Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note.  As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges in the current economic environment.  The purpose of a troubled debt restructuring is to facilitate ultimate repayment of the loan.

At December 31, 2010, the principal balance of troubled debt restructurings totaled $1.3 million.  All troubled debt restructurings were considered classified, impaired, and in nonaccrual status at December 31, 2010.  All loans are currently performing as expected under the new terms.  A troubled debt restructuring can be removed from “troubled’ status once there is sufficient history of demonstrating the borrower can service the credit under market terms.  We currently consider sufficient history to be approximately six months.

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations.  At December 31, 2010, the allowance for loan losses was $3.1 million, or 3.24% of gross loans, compared to $1.8 million at December 31, 2009, or 1.71% of gross loans.  The increase in the allowance for loan losses is a result, in large part, of the general conditions of the current economic climate, including, among other things, a rise in unemployment, which affects borrowers’ ability to repay, and the decrease in values in the real estate market, which affects the value of collateral securing certain loans with the Bank.

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

Our allowance for loan losses consists of both specific and general reserve components.  The specific reserve component relates to loans that are impaired loans as defined in FASB ASC Topic 310, “Receivables”.  Loans determined to be impaired are excluded from the general reserve calculation described below and evaluated individually for impairment.  Impaired loans totaled $12.8 million at December 31, 2010, with an associated specific reserve of $1.6 million.  See above discussion under “Loan Performance and Credit Quality” for additional information related to impaired loans.

The general reserve component covers non-impaired loans and is calculated by applying historical loss factors to each sector of the loan portfolio and adjusting for qualitative environmental factors.  Due to our limited operating history, the historical loss percentages utilized in the general reserve calculation are based on the historical average of other, more mature banks in our market.  Qualitative adjustments are used to adjust the historical average for changes to loss indicators within the economy, our market, and specifically our portfolio.  The general reserve component is then combined with the specific reserve to determine the total allowance for loan losses.

The following table summarizes activity related to our allowance for loan losses for the years ended December 31, 2010 and 2009, by portfolio segment.

	Single and multifamily residential real estate	Construction and development	Commercial real estate - other	Commercial business	Consumer	Total
December 31, 2010
Allowance for loan losses:
Balance, beginning of year	$391,719	$911,974	$131,914	$360,156	$51,750	$1,847,513
Provision for loan losses	1,045,037	1,107,585	379,289	531,119	11,970	3,075,000
Loan charge-offs	(578,132)	(653,645)	(37,699)	(624,484)	(6,692)	(1,900,652)
Loan recoveries	631	—	—	40,000	—	40,631
Net loans charged-off	(577,501)	(653,645)	(37,699)	(584,484)	(6,692)	(1,860,021)
Balance, end of year	$859,255	$1,365,914	$473,504	$306,791	$57,028	$3,062,492

Individually reviewed for impairment	$551,415	$768,358	$251,971	$—	$—	$1,571,744
Collectively reviewed for impairment	307,840	597,556	221,533	306,791	57,028	1,490,748
Total allowance for loan losses	$859,255	$1,365,914	$473,504	$306,791	$57,028	$3,062,492

Gross loans, end of period:
Individually reviewed for impairment	$3,098,498	$8,215,275	$1,470,903	$—	$—	$12,784,676
Collectively reviewed for impairment	24,309,509	10,994,198	32,547,090	12,262,223	1,659,570	81,772,590
Total gross loans	$27,408,007	$19,209,473	$34,017,993	$12,262,223	$1,659,570	$94,557,266

December 31, 2009 (1)
Allowance for loan losses:
Balance, beginning of year	$329,244	$850,286	$57,781	$327,136	$47,530	$1,611,977
Provision for loan losses	106,069	293,031	74,133	309,021	429,746	1,212,000
Loan charge-offs	(43,594)	(231,343)	—	(276,001)	(425,588)	(976,526)
Loan recoveries	—	—	—	—	62	62
Net loans charged-off	(43,594)	(231,343)	—	(276,001)	(425,526)	(976,464)
Balance, end of year	$391,719	$911,974	$131,914	$360,156	$51,750	$1,847,513

Individually reviewed for impairment	$165,577	$42,393	$—	$—	$—	$207,970
Collectively reviewed for impairment	226,142	869,581	131,914	360,156	51,750	1,639,543
Total allowance for loan losses	$391,719	$911,974	$131,914	$360,156	$51,750	$1,847,513

Gross loans, end of period:
Individually reviewed for impairment	$1,648,091	$5,015,444	$—	$—	$—	$6,663,535
Collectively reviewed for impairment	27,038,540	23,309,561	34,038,935	15,161,839	1,937,553	101,486,428
Total gross loans	$28,686,631	$28,325,005	$34,038,935	$15,161,839	$1,937,553	$108,149,963

(1)                                  As of December 31, 2009, we revised our methodology for analyzing the appropriate level of the allowance for loan losses.  Prior to this date, the allowance was not allocated to specific categories of loans but rather evaluated on an overall portfolio basis.  Due to this change, and in order to provide comparable data within the above table, we have allocated the total portfolio beginning of year balance and provision for loan losses to individual loan categories based on 2009 net charge-off activity and December 31, 2009 portfolio mix.  We believe this allocation is materially accurate for comparison purposes.

Net loan charge-offs increased during 2010, from $976,464 for the year ended December 31, 2009 to $1.9 million for the twelve months ended December 31, 2010, an increase of $883,557 or 90.5%.  This increase was due to the impact of the extended duration of this economic deterioration on our borrowers as well as declining asset quality trends in our loan portfolio.  Included in total charge-offs was $1.2 million in partial charge-offs taken on certain collateral-dependent loans within our real estate portfolio segments.  Partial charge-offs were based on recent appraisals and evaluations on commercial real estate loans in the process of foreclosure.  Loans with partial charge-offs are considered impaired loans and remain on nonaccrual status.  During 2010, we also experienced an increase in net charge-offs within our commercial business portfolio segment.  Approximately 95% of net charge-offs within this category related to two unsecured commercial credits with no prior signs of deterioration, in which the borrowers refused to pay at maturity.

The allowance as a percentage of gross loans increased to 3.24% at December 31, 2010 from 1.71% at December 31, 2009.  The increase in the reserve percentage is due to the increase in impaired and nonaccrual loans and their related specific reserves in addition to an increase in the general allowance allocation due to declining economic conditions and increased charge-off levels.

Portions of the allowance for loan losses may be allocated for specific loans or portfolio segments.  However, the entire allowance for loan losses is available for any loan that, in management’s judgment, should be charge-off.  While management utilizes the best judgment and information available to it, the ultimate adequacy of the allowance for loan losses depends on a variety of factors beyond our control, including the performance of our loan portfolio, the economy, changes in interest rates, and the view of the regulatory authorities toward loan classifications.  If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.  There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

Other Real Estate Owned and Repossessed Assets

As of December 31, 2010, we had $2.5 million in other real estate owned and $70,712 in repossessed assets.  This compares to $2.0 million in other real estate owned and $455,391 in repossessed assets as of December 31, 2009.  During 2010, collateral was obtained from four loan relationships that went through the foreclosure process.  We also completed the sale of three repossessed properties.  The following table summarizes changes in other real estate owned and repossessed assets during the periods noted:

	2010	2009
Balance at beginning of year	$2,411,890	$—
Repossessed property acquired in settlement of loans	2,177,028	3,179,198
Sale of repossessed property	(1,171,075)	(732,084)
Loss on sale and write-downs of repossessed property	(880,584)	(35,224)
Balance at end of year	$2,537,259	$2,411,890

As of December 31, 2010, other real estate owned consisted of residential land lots valued at $2.3 million and commercial office space valued at $117,500.  Repossessed assets consisted of automobiles valued at $13,500 and equipment valued at $56,712.  These assets are being actively marketed with the primary objective of liquidating the collateral at a level which most accurately approximates fair value and allows recovery of as much of the unpaid principal loan balance as possible upon the sale of the asset within a reasonable period of time.  Based on currently available valuation information, the carrying value of these assets is believed to be representative of their fair value less estimated costs to sell, although there can be no assurance that the ultimate proceeds from the sale of these assets will be equal to or greater their carrying values, particularly in the current real estate environment and the continued downward trend in third party appraised values.

Deposits and Other Interest-Bearing Liabilities

Our primary source of funds for loans and investments is our deposits and short-term repurchase agreements.  Average total deposits for the years ended December 31, 2010 and 2009 were $106.1 million and $101.2 million, respectively.  The following table shows the balance outstanding and the weighted-average rates paid on deposits held by us as of December 31, 2010 and 2009.

	2010		2009
	Amount	Rate	Amount	Rate

Non-interest bearing demand deposits	$5,710,240	—%	$5,243,210	—%
Interest bearing demand deposits	6,176,297	0.71	5,488,665	0.58
Money market accounts	33,813,999	1.27	24,079,548	1.93
Savings accounts	136,595	0.40	103,887	0.40
Time deposits less than $100,000	11,731,163	1.80	11,274,792	2.35
Time deposits of $100,000 or more	20,482,239	1.77	19,138,822	2.27
Brokered time deposits less than $100,000	22,728,713	2.54	36,687,240	2.98
Brokered time deposits of $100,000 or more	3,301,423	0.89	2,259,292	1.05
Total	$104,080,669	1.59%	$104,275,456	2.22%

Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets.  Core deposits increased $11.4 million, or 24.6%, from $46.2 million at December 31, 2009 to $57.6 million at December 31, 2010.  Total retail, or customer, deposits increased $12.7 million during 2010, or 19.5%.  Beginning in the fourth quarter of 2006, we chose to obtain deposits outside of our local market area in the form of brokered time deposits.  Due to the interest rate environment in our market, as well as strong competition from other banking and financial services companies in gathering deposits, brokered time deposits allow us to obtain funding at a lower interest rate in order to support loan growth.  At December 31, 2010, we had $26.0 million in brokered time deposits, a decrease of $12.9 million, or 33.2%, from $38.9 million as of December 31, 2009.  This decrease in brokered time deposits was a result of growth in retail deposits during 2010.

Since January 20, 2010, we have had to obtain written approval from the OCC to accept, renew or rollover brokered time deposits pursuant to the terms of the Formal Agreement.  Requests have been made to the OCC on a quarterly basis for permission to renew up to 90% of brokered time deposits maturing during each respective quarter.  Approval was granted by the OCC for each request; however due to strong customer deposit growth, all but one brokered time deposit was paid off at maturity.  Although written approval from the OCC for the renewal of brokered time deposits has been received in the past, we cannot guarantee that approval will continue to be granted in future quarters.

Our strong customer deposit growth during 2010 enabled us to maintain a strong liquidity position while decreasing our reliance on brokered deposits, thereby lowering our cost of interest-bearing liabilities. We will continue to reduce our reliance on brokered time deposits and other noncore funding sources, while focusing our efforts to gather core deposits in our local market.  Our loan-to-deposit ratio was 90.8% and 103.6% at December 31, 2010 and 2009, respectively.

All of our time deposits are certificates of deposits.  The maturity distribution of our time deposits of $100,000 or more at December 31, 2010 is as follows:

Three months or less	$7,104,854
Over three through six months	3,073,752
Over six through twelve months	12,674,096
Over twelve months	930,960
Total	$23,783,662

Short-Term Borrowings

At December 31, 2010 and 2009, respectively, the Bank had sold $65,479 and $157,992 of securities under agreements to repurchase with brokers with a weighted rate of 0.50% and 0.75%, respectively that mature in less than 90 days.  These agreements were secured with approximately $186,000 and $428,000 of investment securities, respectively.  The securities, under agreements to repurchase, averaged $117,455 during 2010, with $188,826 being the maximum amount outstanding at any month-end.  The average rate paid in 2010 was 0.75%.  The securities, under agreements to repurchase, averaged $182,637 during 2009, with $377,894 being the maximum amount outstanding at any month-end.   The average rate paid in 2009 was 0.86%.

At December 31, 2010, the Bank had unused lines of credit to purchase federal funds for $5.0 million that would need to be secured by investment securities if utilized.  The lines of credit are available on a one to fourteen day basis for general corporate purposes of the Bank.  The lenders have reserved the right to withdraw the lines at their option.  At December 31, 2010, the Bank had pledged $11.4 million in loans to the Federal Reserve Bank’s Borrower-in-Custody of Collateral program.  Our available credit under this line was approximately $8.6 million as of December 31, 2010.

Federal Home Loan Bank Advances

At December 31, 2010, the Bank had $7.0 million of advances from the FHLB, with a weighted average rate of 2.98%.  This is a decrease of $7.0 million, or 50%, over FHLB advances of $14.0 million as of December 31, 2009, which had a weighted average rate of 3.81%.  During 2010, funds received through loan pay downs and maturities were used to decrease outstanding borrowings, specifically FHLB advances.  The Bank utilizes FHLB advances as a long-term source of funding. Advances outstanding as of December 31, 2010 and 2009 were secured with approximately $27.8 million and $35.9 million, respectively, of first and second mortgage loans and $984,000 and $1,101,500, respectively, of stock in the FHLB.  FHLB advances averaged $9.9 million during 2010, with $14.0 million being the maximum amount outstanding at any month-end.  FHLB advances averaged $16.9 million during 2009, with $19.0 million being the maximum amount outstanding at any month-end.  The average rate paid in 2010 and 2009 was 3.81% and 3.45%, respectively.

Capital Resources

Total shareholders’ equity was $10.5 million at December 31, 2010, a decrease of $6.2 million or 37.4% from $16.7 million at December 31, 2009.  Shareholders’ equity decreased during 2010 primarily due to the net loss for the year ended December 31, 2010 of $6.3 million.  Other components of the change in shareholders’ equity related to an increase in the unrealized gain on investment securities, net of tax, of $11,673 and compensation expense related to stock options granted of $98,350.

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

In response, the Bank formed a Compliance Committee of its Board of Directors to oversee management’s response to all sections of the Formal Agreement.  The Compliance Committee also monitors adherence to deadlines for submission to the OCC of information required under the Formal Agreement.  The Board of Directors and management of the Bank have been aggressively working to address the findings of the exam and will continue to work to comply with all the requirements of the Formal Agreement.  For additional information on the Formal Agreement, including actions the Bank has taken in response to the Formal Agreement, see Part I, Item 1, “Supervision and Regulation.”

In addition, the OCC established individual minimum capital ratio levels of Tier 1 and total capital for the Bank that are higher than the minimum and well capitalized ratios applicable to all banks.  The Bank must maintain total risk-based capital of at least 12%, Tier 1 capital of at least 10%, and a leverage ratio of at least 9%.  As of September 30, 2010, the Bank fell below the established individual minimum capital ratios for leverage and total risk-based capital, and as of December 31, 2010, the Bank’s capital ratios remained below the established individual minimum capital ratios for leverage and total risk-based capital, which were 8.4% and 11.5%, respectively, compared to the required 9% and 12%, respectively.  However, the Bank is still considered to be well capitalized by the OCC as the Bank’s capital levels remain above the well capitalized ratio levels applicable to banks not subject to formal capital directives.  Noncompliance with our individual minimum capital ratio levels may be deemed an unsafe and unsound banking practice by the OCC, which could result in the Bank becoming subject to a formal capital directive, a consent order, or such other administrative actions or sanctions as the OCC considers necessary.  It is uncertain what actions, if any, the OCC will take with respect to noncompliance with these ratios, what action steps the OCC might require the Bank to take to remedy this situation, and whether such actions would be successful.  The Bank is currently working with several advisors and consultants regarding strategies to increase capital.

The following table sets forth the Bank’s and Holding Company’s various capital ratios at December 31, 2010 and 2009.

	Bank		Holding Company
	2010	2009	2010	2009
Total risk-based capital	11.5%	12.7%	11.5%	14.5%
Tier 1 risk-based capital	10.2%	11.5%	10.3%	13.2%
Leverage capital	8.4%	9.9%	8.4%	11.5%

Since December 31, 2010, no conditions or events have occurred, of which we are aware, that have resulted in a material change in the Company’s or the Bank’s category, other than as reported in this Annual Report on Form 10-K.

We believe that our capital is sufficient to fund the activities of our Bank’s operations; however, the rate of net losses have deteriorated our capital base below our established individual minimum capital ratios as discussed in greater detail above. We have not been immune to the unprecedented levels of extended volatility and disruption in the capital and credit markets and can give no assurances with respect to our capital levels.   As of December 31, 2010, there were no significant firm commitments outstanding for capital expenditures.

Return on Equity and Assets

The following table shows the return on average assets (net income (loss) divided by average total assets), return on average equity (net income (loss) divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the years ended December 31, 2010 and 2009.  Since our inception, we have not paid cash dividends.

	2010	2009
Return on average assets	(4.84)%	(1.58)%
Return on average equity	(43.13)%	(11.99)%
Equity to assets ratio	11.22%	13.19%

Effect of Inflation and Changing Prices

The effect of relative purchasing power over time due to inflation has not been taken into account in our consolidated financial statements.  Rather, our financial statements have been prepared on a historical cost basis in accordance with GAAP.

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend to a client as long as the client has not violated any material condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.  At December 31, 2010, unfunded commitments to extend credit were $10.5 million, of which approximately $844,000 is at fixed rates and $9.7 million is at variable rates.  A significant portion of the unfunded commitments related to consumer equity lines of credit and commercial lines of credit.  Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded.  We evaluate each client’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.  The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

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

Approximately 69% of our loans were variable rate loans at December 31, 2010, a slight decrease from 71% at December 31, 2009.  As of December 31, 2010, our ratio of cumulative gap to total earning assets after 12 months was (24.2)% because in a rate change scenario, $27.7 million more liabilities would reprice in a 12 month period than assets.  However, our gap analysis is not a precise indicator of our interest sensitivity position.  The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits.  Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

At December 31, 2010, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $10.7 million, or 8.8% of total assets, a slight increase from our cash liquidity ratio of 7.6% as of December 31, 2009.  Cash balances remained relatively consistent between periods.  During 2010, loan payoffs of $9.5 million were used to reduce FHLB advances by $7.0 million and reinvest $2.5 million in new investment securities.  Retail deposit growth during 2010 allowed us to reduce brokered deposits by approximately $12.9 million.  We carefully focused on liquidity management during 2010.  We plan to continue reducing brokered time deposits as cash balances, retail deposit growth and operating needs allow.  As brokered deposits and advances have matured in 2010, we have replaced these funds with new brokered deposits or advances to the extent necessary after considering core deposit growth, although overall we have sought to reduce our reliance on brokered time deposits and other noncore funding sources.

Since January 20, 2010, we have had to obtain written approval from the OCC to accept, renew or rollover brokered time deposits pursuant to the terms of the Formal Agreement.  Requests have been made to the OCC on a quarterly basis for permission to renew up to 90% of brokered time deposits maturing during each respective quarter.  Approval was granted by the OCC for each request; however due to strong customer deposit growth, all but one brokered time deposit was paid off at maturity.  Although written approval from the OCC for the renewal of brokered time deposits has been received in the past, we cannot guarantee that approval will continue to be granted in future quarters.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits within our market.  In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities.  Our investment securities available for sale at December 31, 2010 amounted to $10.7 million, or 8.7% of total assets.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  At December 31, 2010, $2.8 million of our investment portfolio was pledged against outstanding debt.  Therefore, the related debt would need to be repaid prior to the securities being sold and converted to cash.

We are a member of the Federal Home Loan Bank of Atlanta (“FHLB”), from which applications for borrowings can be made for leverage purposes.  The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB.  At December 31, 2010, we had collateral that would support approximately $4.0 million in additional borrowings.  Like all banks, we are subject to the FHLB’s credit risk rating policy which assigns member institutions a rating which is reviewed quarterly.  The rating system utilizes key factors such as loan quality, capital, liquidity, profitability, etc.  During the fourth quarter of 2010, the FHLB downgraded our credit risk rating, which resulted in decreased borrowing availability (total line reduced to 15% of total assets from 20% of total assets) and increased collateral requirements (moved to 125% of borrowings from 115%).  Our ability to access our available borrowing capacity from the FHLB in the future is subject to our rating and any subsequent changes based on our financial performance as compared to factors considered by the FHLB in their assignment of our credit risk rating each quarter.

At December 31, 2010, the Bank had pledged $11.4 million in loans to the Federal Reserve Bank’s Borrower-in-Custody of Collateral program.  Our available credit under this line was approximately $8.6 million as of December 31, 2010.  We also have federal funds purchased lines of credit through two correspondent banks totaling $5.0 million that would need to be secured by investment securities if utilized.  The Federal Reserve Bank as well as our correspondent banks review our financial results and could limit our credit availability based on their review.

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

The following table sets forth information regarding our rate sensitivity, as of December 31, 2010, at each of the time intervals.  The information in the table may not be indicative of our rate sensitivity position at other points in time.  In addition, the maturity distribution indicated in the table may differ from the contractual maturities of the earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

	Within three months	After three but within twelve months	After one but within five years	After five years	Total

Interest-earning assets:
Federal funds sold and other	$9,307,483	$—	$—	$—	$9,307,483
Investment securities	1,243,607	1,655,624	5,209,824	2,491,065	10,600,120
Loans	32,297,078	16,547,352	44,737,111	975,725	94,557,266

Total interest-earning assets	$42,848,168	$18,202,976	$49,946,935	$3,466,790	$114,464,869

Interest-bearing liabilities:
Money market and NOW	$39,990,296	$—	$—	$—	$39,990,296
Regular savings	136,595	—	—	—	136,595
Time deposits	6,730,024	23,686,156	1,797,222	—	32,213,402
Brokered time deposits	8,324,136	9,821,000	7,885,000	—	26,030,136
FHLB advances	—	—	7,000,000	—	7,000,000
Repurchase agreements	65,479	—	—	—	65,479

Total interest-bearing liabilities	$55,246,530	$33,507,156	$16,682,222	$—	$105,435,908

Period gap	$(12,398,362)	$(15,304,180)	$33,264,713	$3,466,790
Cumulative gap	(12,398,362)	(27,702,542)	5,562,171	9,028,961

Ratio of cumulative gap to total earning assets	(10.8)%	(24.2)%	4.9%	7.9%

Accounting, Reporting, and Regulatory Matters

The following is a summary of recent authoritative pronouncements that may affect our accounting, reporting, and disclosure of financial information:

In January 2010, fair value guidance was amended to require disclosures for significant amounts transferred in and out of Levels 1 and 2 and the reasons for such transfers and to require that gross amounts of purchases, sales, issuances and settlements be provided in the Level 3 reconciliation.  Disaggregation of classes of assets and liabilities is also required. The new disclosures are effective for the Company for the current year and have been reflected in Item 8, Note 18, Fair Value of Financial Instruments, as applicable.

In July 2010, the Receivables topic of the ASC was amended to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables.  The amendments will require allowance disclosures to be provided on a disaggregated basis.  The Company is required to begin to comply with these disclosures in its financial statements for the year ended December 31, 2010.  Disclosures about Troubled Debt Restructurings (TDRs) required by the amendment have been deferred by FASB in an update issued in early 2011.  The TDR disclosures are anticipated to be effective for periods ending after June 15, 2011.

In July 2010, President Obama signed into law the Dodd-Frank Act, which significantly changes the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act includes several provisions that will affect how community banks, thrifts, and small bank and thrift holding companies will be regulated in the future.  Among other things, these provisions abolish the Office of Thrift Supervision and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, change the scope of federal deposit insurance coverage, and impose new capital requirements on bank and thrift holding companies.  The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks.  Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting originator compensation, minimum repayment standards, and pre-payments.  Management is actively reviewing the provisions of the Dodd-Frank Act and assessing its probable impact on our business, financial condition, and results of operations.

In August 2010, two updates were issued to amend various SEC rules and schedules pursuant to Release No. 33-9026:  Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies and based on the issuance of SEC Staff Accounting Bulletin 112.  The amendments related primarily to business combinations and removed references to “minority interest” and added references to “controlling” and “non-controlling interests(s)”.  The updates were effective upon issuance but had no impact on the Company’s financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Independence Bancshares, Inc.

Greenville, South Carolina

We have audited the accompanying consolidated balance sheets of Independence Bancshares, Inc. and subsidiary as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income (loss) and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independence Bancshares, Inc. and subsidiary as of December 31, 2010 and 2009 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Elliott Davis, LLC

Elliott Davis, LLC

Greenville, South Carolina

March 7, 2011

INDEPENDENCE BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
Assets
Cash and due from banks	$2,993,102	$4,929,360
Federal funds sold	7,700,000	5,295,000
Investment securities available for sale	10,652,733	8,171,648
Non-marketable equity securities	1,400,350	1,546,100
Loans, net of an allowance for loan losses of $3,062,492 and $1,847,513, respectively	91,402,749	106,129,956
Accrued interest receivable	291,499	401,386
Property and equipment, net	3,687,386	3,771,983
Other real estate owned and repossessed assets	2,537,259	2,411,890
Other assets	1,145,890	2,653,876

Total assets	$121,810,968	$135,311,199

Liabilities
Deposits:
Non-interest bearing	$5,710,240	$5,243,210
Interest bearing	98,370,429	99,032,246
Total deposits	104,080,669	104,275,456

Federal Home Loan Bank advances	7,000,000	14,000,000
Securities sold under agreements to repurchase	65,479	157,992
Accrued interest payable	69,473	97,269
Accounts payable and accrued expenses	144,003	93,615

Total liabilities	111,359,624	118,624,332

Commitments and contingencies — notes 12 and 13

Shareholders’ equity
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued	—	—
Common stock, par value $.01 per share; 10,000,000 shares authorized; 2,085,010 shares issued and outstanding	20,850	20,850
Additional paid-in capital	21,095,485	20,997,135
Accumulated other comprehensive income	34,725	23,052
Accumulated deficit	(10,699,716)	(4,354,170)

Total shareholders’ equity	10,451,344	16,686,867

Total liabilities and shareholders’ equity	$121,810,968	$135,311,199

See notes to consolidated financial statements that are an integral part of these consolidated statements.

INDEPENDENCE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009
Interest income
Loans	$4,792,133	$5,433,262
Investment securities	272,886	220,860
Federal funds sold and other	50,507	37,867

Total interest income	5,115,526	5,691,989
Interest expense
Deposits	2,033,461	2,679,748
Borrowings	379,260	584,832
Total interest expense	2,412,721	3,264,580

Net interest income	2,702,805	2,427,409
Provision for loan losses	3,075,000	1,212,000

Net interest income (loss) after provision for loan losses	(372,195)	1,215,409

Non-interest income
Service fees on deposit accounts	59,107	33,773
Residential loan origination fees	152,499	248,316
Other-than-temporary impairment on non-marketable equity securities	—	(60,404)
Other income	56,964	45,431

Total non-interest income	268,570	267,116

Non-interest expenses
Compensation and benefits	1,928,871	2,129,443
Write-downs and losses on real estate owned and repossessed assets	880,584	35,224
Occupancy and equipment	566,472	548,896
Insurance	512,672	486,651
Data processing and related costs	293,205	318,949
Professional fees	207,153	211,095
Marketing	94,636	128,262
Telephone and supplies	58,522	79,359
Other	324,869	198,285

Total non-interest expenses	4,866,984	4,136,164

Loss before income tax benefit (expense)	(4,970,609)	(2,653,639)

Income tax benefit (expense)	(1,374,937)	492,550

Net loss	$(6,345,546)	$(2,161,089)

Loss per common share - basic and diluted	$(3.04)	$(1.04)

Weighted average common shares outstanding - basic and diluted	2,085,010	2,085,010

See notes to consolidated financial statements that are an integral part of these consolidated statements.

INDEPENDENCE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

YEARS ENDED DECEMBER 31, 2010 AND 2009

	Common stock		Additional	Accumulated other comprehensive	Accumulated	Total shareholders’
	Shares	Amount	paid-in capital	income	deficit	equity
December 31, 2008	2,085,010	$20,850	$20,840,248	$40,715	$(2,193,081)	$18,708,732
Compensation expense related to stock options granted	—	—	156,887	—	—	156,887
Net loss	—	—	—	—	(2,161,089)	(2,161,089)
Unrealized loss on investment securities available for sale, net of tax	—	—	—	(17,663)	—	(17,663)
Total comprehensive loss	—	—	—	—	—	(2,178,752)

December 31, 2009	2,085,010	$20,850	$20,997,135	$23,052	$(4,354,170)	$16,686,867
Compensation expense related to stock options granted	—	—	98,350	—	—	98,350
Net loss	—	—	—	—	(6,345,546)	(6,345,546)
Unrealized gain on investment securities available for sale, net of tax	—	—	—	11,673	—	11,673
Total comprehensive loss	—	—	—	—	—	(6,333,873)
December 31, 2010	2,085,010	$20,850	$21,095,485	$34,725	$(10,699,716)	$10,451,344

See notes to consolidated financial statements that are an integral part of these consolidated statements.

INDEPENDENCE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009

Operating activities
Net income (loss)	$(6,345,546)	$(2,161,089)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Provision for loan losses	3,075,000	1,212,000
Depreciation	192,934	185,308
Amortization of investment securities discounts/premiums, net	45,923	18,769
Deferred income tax expense (benefit)	1,374,937	(492,550)
Compensation expense related to stock options granted	98,350	156,887
Other-than-temporary impairment on non-marketable equity securities	—	60,404
Loss on sale and write-downs of REO and repossessed assets	880,584	35,224
Decrease (increase) in other assets, net	236,923	(1,049,636)
Increase (decrease) in other liabilities, net	22,592	(68,544)

Net cash used in operating activities	(418,303)	(2,103,227)

Investing activities
Repayments of loans, net	9,475,179	11,314,623
Purchase of investment securities available for sale	(8,039,863)	(7,476,558)
Maturity of investment securities available for sale	4,000,000	3,000,000
Repayments of investment securities available for sale	1,530,541	743,864
Redemption (purchase) of non-marketable equity securities	145,750	(6,700)
Purchase of property and equipment	(108,337)	(609,249)
Sale of other real estate owned	1,171,075	732,084

Net cash provided by investing activities	8,174,345	7,698,064

Financing activities
Increase (decrease) in deposits, net	(194,787)	5,417,738
Increase (decrease) in short-term borrowings	(92,513)	93,899
Increase (decrease) in Federal Home Loan Bank advances	(7,000,000)	(5,000,000)

Net cash provided by (used in) financing activities	(7,287,300)	511,637

Net increase in cash and cash equivalents	468,742	6,106,474

Cash and cash equivalents at beginning of the year	10,224,360	4,117,886

Cash and cash equivalents at end of the year	$10,693,102	$10,224,360

Supplemental information
Cash paid for
Interest	$2,440,517	$3,298,512

Schedule of non-cash transactions
Increase (decrease) in unrealized gain on securities, net of tax	$11,673	$(17,663)

Loans transferred to other real estate owned and repossessed assets	$2,177,028	$3,179,198

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

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements.  Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Management performed an evaluation to determine whether or not there have been any subsequent events since the balance sheet date, and no subsequent events occurred requiring accrual or disclosure through the date of this filing.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, including valuation allowances for impaired loans, and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans.  In connection with the determination of the allowance for loan losses and the valuation of foreclosed real estate, management obtains independent appraisals for significant properties and takes into account other current market information.  Management must also make estimates in determining the useful lives and methods for depreciating premises and equipment.

While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowance for loan losses and changes to valuation of foreclosed real estate may be necessary based on changes in local economic conditions.  In addition, regulatory agencies, as an  integral  part of their  examination  process,  periodically  review  the Company’s  allowance  for  loan losses  and  valuation of foreclosed  real  estate.  Such agencies may require the Company to recognize additions to the allowance for loan losses or additional write-downs on foreclosed real estate based on their judgments about information available to them at the time of their examination.  Because of these factors, it is reasonably possible that the allowance for loan losses and valuation of foreclosed real estate may change materially in the near term.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents includes cash, due from banks and federal funds sold.  Generally, federal funds are sold for one-day periods.  Due to the short term nature of cash and cash equivalents, the carrying amount of these instruments is deemed to be a reasonable estimate of fair value.

At December 31, 2010 and 2009, the Company had restricted cash totaling $2,000 with the Federal Home Loan Bank of Atlanta (“FHLB”).  The Company places its deposits and correspondent accounts with and sells its federal funds to high quality institutions.  Management believes credit risk associated with correspondent accounts is not significant.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

Non-Marketable Equity Securities

The Bank, as a member of the Federal Reserve Bank (“FRB”) and the FHLB, is required to own capital stock in these organizations.  The amount of FRB stock owned is based on the Bank’s capital levels and totaled $416,350 and $444,600 at December 31, 2010 and 2009, respectively.  The amount of FHLB stock owned is determined based on the Bank’s balances of residential mortgages and advances from the FHLB and totaled $984,000 and $1,101,500 at December 31, 2010 and 2009, respectively.  No ready market exists for these stocks, and they have no quoted market value.  However, redemption of these stocks has historically been at par value.  Accordingly, the carrying amounts are deemed to be a reasonable estimate of fair value.

Loans Receivable

Loans are stated at their unpaid principal balance net of any charge-offs.  Interest income is computed using the simple interest method and is recorded in the period earned.  Fees earned and direct costs incurred on loans are amortized using the effective interest method over the life of the loan.

When serious doubt exists as to the collectability of a loan or when a loan becomes contractually 90 days past due as to principal or interest, interest income is generally discontinued unless the estimated net realizable value of collateral exceeds the principal balance and accrued interest.  When interest accruals are discontinued, income earned but not collected is reversed.  Cash receipts on nonaccrual loans are not recorded as interest income, but are used to reduce principal.  Generally, loans are returned to accrual status when the loan is brought current and ultimate collectability of principal and interest is no longer in doubt.

Allowance for Loan Losses

An allowance for loan losses is maintained at a level deemed appropriate by management to adequately provide for known and inherent losses in the loan portfolio.  The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of both a specific and a general component.  The specific component relates to loans that are impaired loans as defined in FASB ASC Topic 310, “Receivables”.  For such loans, an allowance is established when either the discounted cash flows or collateral value or observable market price of the impaired loan is lower than the carrying value of that loan.  The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors.  Due to the Company’s limited operating history, the general provision for loan losses has been made primarily as a result of the assessment of loan loss history and general loan loss risk compared to banks of similar size and maturity.  Due to the Company’s short operating history, the loans in the loan portfolio and the lending relationships are of recent origin.  In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process known as seasoning.  As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio.  Because the loan portfolio is new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

Allowance for Loan Losses, continued

The Company identifies impaired loans through its normal internal loan review process.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Loans on the Company’s problem loan watch list are considered potentially impaired loans.  Generally, once loans are considered impaired, they are moved to nonaccrual status and recognition of interest income is discontinued.  Impairment is measured on a loan-by-loan basis based on the determination of the most probably source of repayment which is usually liquidation of the underlying collateral, but may also include discounted future cash flows, or in rare cases, the market value of the loan itself.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

The Company designates loan modifications as troubled debt restructurings (“TDRs”) when, for economic or legal reasons related to the borrower’s financial difficulties, it grants a concession to the borrower that it would not otherwise consider.  Upon initial restructuring, TDRs are considered classified and impaired and are placed in nonaccrual status if not already previously categorized.  TDRs are returned to accrual status when there is economic substance to the restructuring, any portion of the debt not expected to be repaid has been charged off, the remaining note is reasonably assured of repayment in accordance with its modified terms, and the borrower has demonstrated sustained repayment performance in accordance with the modified terms for a reasonable period of time (generally six months).

Property and Equipment

Land is reported at cost.  Buildings and improvements, furniture and equipment, and automobiles are stated at cost less accumulated depreciation.  Depreciation is computed by the straight-line method, based on the estimated useful lives of 40 years for buildings and 3 to 15 years for furniture, equipment and automobiles.  Leasehold improvements are amortized over the life of the lease.  The cost of assets sold or otherwise disposed of, and the related allowance for depreciation, are eliminated from the accounts and the resulting gains or losses are reflected in the statement of operations when incurred.  Maintenance and repairs are charged to current expense.  The costs of major renewals and improvements are capitalized.

Other Real Estate Owned and Repossessed Assets

Real estate and other property acquired in settlement of loans is recorded at the lower of cost or fair value less estimated selling costs, establishing a new cost basis at the time of acquisition.  Fair value of such property is reviewed regularly and write-downs are recorded when it is determined that the carrying value of the property exceeds the fair value less estimated costs to sell.  Write-downs resulting from the periodic reevaluation of such properties, costs related to holding such properties, and gains and losses on the sale of foreclosed properties are charged against income.  Costs relating to the development and improvement of such properties are capitalized.

Securities Sold Under Agreements to Repurchase

The Bank enters into sales of securities under agreements to repurchase.  Repurchase agreements are treated as financing, with the obligation to repurchase securities sold being reflected as a liability and the securities underlying the agreements remaining as assets.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

Fair Value

The Company determines the fair market values of its financial instruments based on the fair value hierarchy established in FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”), which provides a framework for measuring and disclosing fair value under generally accepted accounting principles.  ASC Topic 820 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available-for-sale investment securities) or on a nonrecurring basis (for example, impaired loans).

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

Level 1 — Valuations are based on quoted prices in active markets for identical assets or liabilities.

Level 2 — Valuations are based on observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 — Valuations include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company carries securities available for sale at fair value on a recurring basis.

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

Net Loss per Share

Basic loss per share represents net loss divided by the weighted-average number of common shares outstanding during the period.  Diluted loss per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued.  Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method.  For the year ended December 31, 2010 and 2009 as a result of the Company’s net loss, all of the potential common shares (128,815 and 146,315 stock options, respectively, and 337,500 and 337,500 warrants, respectively) were considered anti-dilutive.

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

Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that may affect our accounting, reporting, and disclosure of financial information:

In January 2010, fair value guidance was amended to require disclosures for significant amounts transferred in and out of Levels 1 and 2 and the reasons for such transfers and to require that gross amounts of purchases, sales, issuances and settlements be provided in the Level 3 reconciliation.  Disaggregation of classes of assets and liabilities is also required. The new disclosures are effective for the Company for the current year and have been reflected in Note 18, Fair Value of Financial Instruments, as applicable.

In July 2010, the Receivables topic of the ASC was amended to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables.  The amendments will require allowance disclosures to be provided on a disaggregated basis.  The Company is required to begin to comply with these disclosures in its financial statements for the year ended December 31, 2010.  Disclosures about Troubled Debt Restructurings (TDRs) required by the amendment have been deferred by FASB in an update issued in early 2011.  The TDR disclosures are anticipated to be effective for periods ending after June 15, 2011.

In July 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which significantly changes the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act includes several provisions that will affect how community banks, thrifts, and small bank and thrift holding companies will be regulated in the future.  Among other things, these provisions abolish the Office of Thrift Supervision and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, change the scope of federal deposit insurance coverage, and impose new capital requirements on bank and thrift holding companies.  The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks.  Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting originator compensation, minimum repayment standards, and pre-payments.  Management is actively reviewing the provisions of the Dodd-Frank Act and assessing its probable impact on our business, financial condition, and results of operations.

In August 2010, two updates were issued to amend various SEC rules and schedules pursuant to Release No. 33-9026:  Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies and based on the issuance of SEC Staff Accounting Bulletin 112.  The amendments related primarily to business combinations and removed references to “minority interest” and added references to “controlling” and “non-controlling interests(s)”.  The updates were effective upon issuance but had no impact on the Company’s financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2 — INVESTMENT SECURITIES

The amortized costs and fair values of investment securities available for sale are as follows:

	December 31, 2010
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Government-sponsored enterprises	$5,000,000	$12,723	$(37,007)	$4,975,716
Mortgage-backed securities	5,226,829	87,186	(24,588)	5,289,427
Municipals, taxable	373,291	14,299	—	387,590

Total investment securities	$10,600,120	$114,208	$(61,595)	$10,652,733

	December 31, 2009
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Government-sponsored enterprises	$3,031,796	$—	$(8,139)	$3,023,657
Mortgage-backed securities	4,731,232	53,868	(9,795)	4,775,305
Municipals, taxable	373,693	—	(1,007)	372,686

Total investment securities	$8,136,721	$53,868	$(18,941)	$8,171,648

At December 31, 2010, investment securities with a fair value of $5.0 million and unrealized losses of $61,595 had been in a continuous loss position for less than twelve months.  At December 31, 2010, all remaining investment securities were in an unrealized gain position.  The Company believes, based on industry analyst reports and credit ratings that the deterioration in the fair value of these investment securities available for sale is attributed to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.  The Company has the ability and intent to hold these securities until such time as the values recover or the securities mature.  At December 31, 2009, investment securities with a fair value of $5.4 million and unrealized losses of $18,941 had been in a continuous loss position for less than twelve months.  At December 31, 2009, all remaining investment securities were in an unrealized gain position.

The amortized costs and fair values of investment securities available for sale at December 31, 2010, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because issuers have the right to prepay the obligations.

	December 31, 2010
	Amortized	Fair
	Cost	Value

Due within one year	$—	$—
Due after one through three years	—	—
Due after three through five years	5,388,401	5,379,496
Due after five through ten years	1,681,598	1,701,672
Due after ten years	3,530,121	3,571,565

Total investment securities	$10,600,120	$10,652,733

The Company sold no investment securities in 2010 or 2009.  Accordingly, no gains or losses were recorded.  At December 31, 2010, $2.8 million in securities were pledged as collateral for repurchase agreements and public deposits.

The Company’s investment portfolio consists principally of obligations of the United States of America, its agencies or enterprises it sponsors.  In the opinion of management, there is no concentration of credit risk in its investment portfolio.

NOTE 3 — LOANS

The composition of net loans by major category is as follows:

	December 31,
	2010	2009
Real estate:
Commercial	$45,564,728	$45,865,608
Construction and development	19,209,473	28,325,005
Consumer residential	8,718,229	9,136,646
Home equity	7,143,043	7,723,312
Total real estate loans	80,635,473	91,050,571

Commercial business	12,262,223	15,161,839
Consumer-other	1,659,570	1,937,553
Deferred origination fees, net	(92,025)	(172,494)

Gross loans, net of deferred fees	94,465,241	107,977,469
Less allowance for loan losses	(3,062,492)	(1,847,513)

Loans, net	$91,402,749	$106,129,956

The Company, through the Bank, makes loans to individuals and small- to mid-sized businesses for various personal and commercial purposes primarily in Greenville County, South Carolina.  Credit concentrations can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, certain loan products, or certain regions of the country.  Credit risk associated with these concentrations could arise when a significant amount of loans, related by similar characteristics, are simultaneously impacted by changes in economic or other conditions that cause their probability of repayment to be adversely affected.  The Company regularly monitors its credit concentrations.  The Company does not have a significant concentration to any individual client.  The major concentrations of credit arise by collateral type.  As of December 31, 2010, management has determined that the Company has a concentration in commercial real estate loans.  At December 31, 2010, the Company had $45.6 million in commercial real estate loans, representing 48.2% of gross loans.  Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened portfolio monitoring and reporting, and strong underwriting criteria with respect to its commercial real estate portfolio.

In addition to monitoring potential concentrations of loans to a particular borrower or groups of borrowers, industries and geographic regions, management monitors exposure to credit risk that could arise from potential concentrations of lending products and practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc.) and loans with high loan-to-value ratios.  Additionally, there are industry practices that could subject the Company to increased credit risk should economic conditions change over the course of a loan’s life.  For example, the Company makes variable rate loans and fixed rate principal-amortizing loans with maturities prior to the loan being fully paid (i.e. balloon payment loans).  These loans are underwritten and monitored to manage the associated risks.  Management has determined that there is no concentration of credit risk associated with its lending policies or practices.

The composition of gross loans, before the deduction for deferred origination fees, by rate type is as follows:

December 31, 2010
Variable rate loans	$65,317,280
Fixed rate loans	29,239,986
$94,557,266

NOTE 3 — LOANS, Continued

Directors, executive officers and associates of such persons are customers of and have transactions with the Bank in the ordinary course of business.  Included in such transactions are outstanding loans and commitments, all of which were made under substantially the same credit terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectability.  The aggregate dollar amount of these outstanding loans was $5.7 million and $7.0 million at December 31, 2010 and 2009, respectively.  During 2010, new loans and advances on these lines of credit totaled $1.4 million and repayments were approximately $2.7 million.  At December 31, 2010, there were commitments to extend additional credit to related parties in the amount of approximately $1.2 million.

The Bank has a line of credit with the FHLB to borrow funds, subject to the pledge of qualified collateral.  Acceptable collateral includes certain types of commercial real estate, consumer residential and home equity loans.  At December 31, 2010, approximately $27.8 million of first and second mortgage loans were specifically pledged to the FHLB, resulting in $11.0 million in lendable collateral.  At December 31, 2010, the Bank had also pledged $11.4 million of commercial loans to the FRB’s Borrower-in-Custody of Collateral program, resulting in $8.6 million in lendable collateral.  The Bank had $7.0 million in outstanding advances from the FHLB as of December 31, 2010 and no outstanding borrowings from the FRB.

Credit Quality

The following table summarizes delinquencies and nonaccruals, by portfolio class, as of December 31, 2010 and 2009.

	Single and multifamily residential real estate	Construction and development	Commercial real estate - other	Commercial business	Consumer	Total
December 31, 2010
30-59 days past due	$16,902	$—	$428,273	$1,409	$7,576	$454,160
60-89 days past due	—	145,718	97,680	—	—	243,398
Nonaccrual	3,098,499	8,069,557	861,432	—	—	12,029,488
Total past due and nonaccrual	3,115,401	8,215,275	1,387,385	1,409	7,576	12,727,046
Current	24,292,606	10,994,198	32,630,608	12,260,814	1,651,994	81,830,220
Total loans	$27,408,007	$19,209,473	$34,017,993	$12,262,223	$1,659,570	$94,557,266

December 31, 2009
30-59 days past due	$—	$452,199	$—	$21,718	$7,358	$481,275
60-89 days past due	—	—	—	16,116	—	16,116
Nonaccrual	1,648,091	4,448,852	623,750	—	—	6,720,693
Total past due and nonaccrual	1,648,091	4,901,051	623,750	37,834	7,358	7,218,084
Current	27,038,540	23,423,954	33,415,185	15,124,005	1,930,195	100,931,879
Total loans	$28,686,631	$28,325,005	$34,038,935	$15,161,839	$1,937,553	$108,149,963

At December 31, 2010 and 2009, there were nonaccrual loans of $12.0 million and $6.7 million, respectively, included in the above loan balance.  Foregone interest income related to nonaccrual loans equaled $743,315 and $459,757 for the year ended December 31, 2010 and 2009, respectively.  No interest income was recognized on nonaccrual loans during 2010 and 2009.  At both December 31, 2010 and 2009, there were no accruing loans which were contractually past due 90 days or more as to principal or interest payments.

As part of the loan review process, loans are given individual credit grades, representing the risk the Company believes is associated with the loan balance.  Credit grades are assigned based on factors that impact the collectability of the loan, the strength of the borrower, the type of collateral, and loan performance.  Commercial loans are individually graded at origination and credit grades are reviewed on a regular basis in accordance with our loan policy.  Consumer loans are assigned a “pass” credit rating unless something within the loan warrants a specific classification grade.

NOTE 3 — LOANS, Continued

The following table summarizes management’s internal credit risk grades, by portfolio class, as of December 31, 2010.

	Single and multifamily residential real estate	Construction and development	Commercial real estate - other	Commercial business	Consumer	Total
Pass Loans	$15,304,972	$937,399	$—	$—	$1,585,097	$17,827,468
Grade 1 - Prime	—	—	—	65,429	—	65,429
Grade 2 - Good	44,312	323,784	253,851	130,628	—	752,575
Grade 3 - Acceptable	1,936,575	1,429,714	16,769,211	5,964,501	—	26,100,001
Grade 4 — Acceptable w/ Care	5,488,792	4,547,604	14,142,081	5,884,011	—	30,062,488
Grade 5 — Special Mention	1,534,857	3,755,697	1,381,947	217,654	—	6,890,155
Grade 6 - Substandard	3,098,499	8,215,275	1,470,903	—	74,473	12,859,150
Grade 7 - Doubtful	—	—	—	—	—	—
Total loans	$27,408,007	$19,209,473	$34,017,993	$12,262,223	$1,659,570	$94,557,266

At December 31, 2010, approximately 60% of the loan portfolio had a credit grade of Acceptable or Acceptable with Care.  For loans to qualify for this grade, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment.  Loans totaling $6.9 million were classified as special mention at December 31, 2010.  This classification is utilized when an initial concern is identified about the financial health of a borrower.  Loans are designated as such in order to be monitored more closely than other credits in the loan portfolio.  At December 31, 2010, substandard loans totaled $12.9 million, with all but one loan being collateralized by real estate.  Substandard credits are evaluated for impairment on a quarterly basis.

The following table summarizes information relative to impaired loans, by portfolio class, at December 31, 2010 and 2009.

	Unpaid principal balance	Recorded investment	Related allowance	Average impaired investment	Interest income
December 31, 2010
With no related allowance recorded:
Single and multifamily residential real estate	$102,083	$102,083	$—	$248,045	$—
Construction and development	453,000	453,000	—	2,800,727	—
Commercial real estate - other	290,377	290,377	—	58,075	—
Commercial business	—	—	—	5,743	—
With related allowance recorded:
Single and multifamily residential real estate	3,413,462	2,996,415	551,415	1,862,302	13,222
Construction and development	8,415,920	7,762,275	768,358	5,141,497	8,584
Commercial real estate - other	1,218,225	1,180,526	251,971	453,294	10,152
Commercial business	—	—	—	8,818	441
Total:
Single and multifamily residential real estate	3,515,545	3,098,498	551,415	2,110,347	13,222
Construction and development	8,868,920	8,215,275	768,358	7,942,224	8,584
Commercial real estate - other	1,508,602	1,470,903	251,971	511,369	10,152
Commercial business	—	—	—	14,561	441
	$13,893,067	$12,784,676	$1,571,744	$10,578,501	$32,399

NOTE 3 — LOANS, Continued

	Unpaid principal balance	Recorded investment	Related allowance	Average impaired investment	Interest income
December 31, 2009
With no related allowance recorded:
Single and multifamily residential real estate	$382,530	$382,530	$—	$401,325	$—
Construction and development	4,601,051	4,601,051	—	1,717,743	16,030
Commercial real estate - other	—	—	—	780,645	—
Commercial business	—	—	—	10,719	—
Consumer	—	—	—	—	—
With related allowance recorded:
Single and multifamily residential real estate	1,265,561	1,265,561	165,577	310,166	—
Construction and development	414,393	414,393	42,393	651,678	5,935
Commercial real estate - other	—	—	—	—	—
Commercial business	—	—	—	333,755	—
Consumer	—	—	—	260,860	3,365
Total:
Single and multifamily residential real estate	1,648,091	1,648,091	165,577	711,491	—
Construction and development	5,015,444	5,015,444	42,393	2,369,421	21,965
Commercial real estate - other	—	—	—	780,645	—
Commercial business	—	—	—	344,474	—
Consumer	—	—	—	260,860	3,365
	$6,663,535	$6,663,535	$207,970	$4,466,891	$25,330

At December 31, 2010, the principal balance of troubled debt restructurings totaled $1.3 million.  All troubled debt restructurings were considered classified, impaired, and in nonaccrual status at December 31, 2010.  All loans are currently performing as expected under the new terms.  A troubled debt restructuring can be removed from “troubled’ status once there is sufficient history of demonstrating the borrower can service the credit under market terms.  We currently consider sufficient history to be approximate six months.

Provision and Allowance for Loan Losses

The following table summarizes activity related to our allowance for loan losses for the years ended December 31, 2010 and 2009, by portfolio segment.

	Single and multifamily residential real estate	Construction and development	Commercial real estate -other	Commercial business	Consumer	Total
December 31, 2010
Allowance for loan losses:
Balance, beginning of year	$391,719	$911,974	$131,914	$360,156	$51,750	$1,847,513
Provision for loan losses	1,045,037	1,107,585	379,289	531,119	11,970	3,075,000
Loan charge-offs	(578,132)	(653,645)	(37,699)	(624,484)	(6,692)	(1,900,652)
Loan recoveries	631	—	—	40,000	—	40,631
Net loans charged-off	(577,501)	(653,645)	(37,699)	(584,484)	(6,692)	(1,860,021)
Balance, end of year	$859,255	$1,365,914	$473,504	$306,791	$57,028	$3,062,492

Individually reviewed for impairment	$551,415	$768,358	$251,971	$—	$—	$1,571,744
Collectively reviewed for impairment	307,840	597,556	221,533	306,791	57,028	1,490,748
Total allowance for loan losses	$859,255	$1,365,914	$473,504	$306,791	$57,028	$3,062,492

NOTE 3 — LOANS, Continued

	Single and multifamily residential real estate	Construction and development	Commercial real estate -other	Commercial business	Consumer	Total
December 31, 2010
Gross loans, end of period:
Individually reviewed for impairment	$3,098,498	$8,215,275	$1,470,903	$—	$—	$12,784,676
Collectively reviewed for impairment	24,309,509	10,994,198	32,547,090	12,262,223	1,659,570	81,772,590
Total gross loans	$27,408,007	$19,209,473	$34,017,993	$12,262,223	$1,659,570	$94,557,266

December 31, 2009 (1)
Allowance for loan losses:
Balance, beginning of year	$329,244	$850,286	$57,781	$327,136	$47,530	$1,611,977
Provision for loan losses	106,069	293,031	74,133	309,021	429,746	1,212,000
Loan charge-offs	(43,594)	(231,343)	—	(276,001)	(425,588)	(976,526)
Loan recoveries	—	—	—	—	62	62
Net loans charged-off	(43,594)	(231,343)	—	(276,001)	(425,526)	(976,464)
Balance, end of year	$391,719	$911,974	$131,914	$360,156	$51,750	$1,847,513

Individually reviewed for impairment	$165,577	$42,393	$—	$—	$—	$207,970
Collectively reviewed for impairment	226,142	869,581	131,914	360,156	51,750	1,639,543
Total allowance for loan losses	$391,719	$911,974	$131,914	$360,156	$51,750	$1,847,513

Gross loans, end of period:
Individually reviewed for impairment	$1,648,091	$5,015,444	$—	$—	$—	$6,663,535
Collectively reviewed for impairment	27,038,540	23,309,561	34,038,935	15,161,839	1,937,553	101,486,428
Total gross loans	$28,686,631	$28,325,005	$34,038,935	$15,161,839	$1,937,553	$108,149,963

(1)          As of December 31, 2009, the Company revised the methodology for analyzing the appropriate level of the allowance for loan losses.  Prior to this date, the allowance was not allocated to specific categories of loans but rather evaluated on an overall portfolio basis.  Due to this change, and in order to provide comparable data within the above table, the total portfolio beginning of year balance and provision for loan losses have been allocated to individual loan categories based on 2009 net charge-off activity and December 31, 2009 portfolio mix.  We believe this allocation is materially accurate for comparison purposes.

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation.  Components of property and equipment included in the consolidated balance sheets are as follows:

	December 31,
	2010	2009

Land and land improvements	$2,273,376	$2,273,376
Building	784,845	784,845
Leasehold improvements	257,159	257,159
Furniture and equipment	1,225,390	1,309,894
Automobile	—	35,526
	4,540,770	4,660,800
Accumulated depreciation	(853,384)	(888,817)

Total property and equipment	$3,687,386	$3,771,983

Depreciation expense for the years ended December 31, 2010 and 2009 was $192,934 and $185,308, respectively.  During the year, fully depreciated assets no longer in service of $228,367 were written off.

NOTE 5 — OTHER REAL ESTATE OWNED AND REPOSESSED ASSETS

The following table summarizes the composition of other real estate owned and repossessed assets as of the dates noted.

	December 31,
	2010	2009

Residential land lots	$2,349,547	$990,000
1-4 family dwellings	—	842,675
Commercial office space	117,500	123,824
Automobiles	13,500	—
Equipment	56,712	95,391
Contract rights	—	360,000

Total property and equipment	$2,537,259	$2,411,890

Changes in other real estate owned and repossessed assets is presented below:

	2010	2009
Balance at beginning of year	$2,411,890	$—
Repossessed property acquired in settlement of loans	2,177,028	3,179,198
Sale of repossessed property	(1,171,075)	(732,084)
Loss on sale and write-downs of repossessed property	(880,584)	(35,224)
Balance at end of year	$2,537,259	$2,411,890

NOTE 6 — DEPOSITS

Deposits at December 31 are summarized as follows:

	2010	2009

Non-interest bearing	$5,710,240	$5,243,210
Interest bearing:
NOW accounts	6,176,297	5,488,665
Money market accounts	33,813,999	24,079,548
Savings	136,595	103,887
Time, less than $100,000	11,731,163	11,274,792
Time, $100,000 and over	20,482,239	19,138,822
Brokered time deposits, less than $100,000	22,728,713	36,687,240
Brokered time deposits, $100,000 and over	3,301,423	2,259,292

Total deposits	$104,080,669	$104,275,456

Interest expense on time deposits greater than $100,000 was $438,230 and $630,872 for the years ended December 31, 2010 and 2009, respectively.

NOTE 6 — DEPOSITS, Continued

At December 31, 2010 the scheduled maturities of certificates of deposit (including brokered time deposits) are as follows:

2011	$48,561,318
2012	9,252,385
2013	201,179
2014	—
2015	228,656

$58,243,538

At December 31, 2010, $2.6 million in securities were pledged as collateral for public deposits.

NOTE 7 —SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

At December 31, 2010 and 2009, respectively, the Bank had sold $65,479 and $157,992 of securities under agreements to repurchase with brokers with a weighted rate of 0.50% and 0.75%, respectively that mature in less than 90 days.  These agreements were secured with approximately $186,000 and $428,000 of investment securities, respectively.  The securities, under agreements to repurchase, averaged $117,455 during 2010, with $188,826 being the maximum amount outstanding at any month-end.  The average rate paid in 2010 was 0.75%.  The securities, under agreements to repurchase, averaged $182,637 during 2009, with $377,894 being the maximum amount outstanding at any month-end. The average rate paid in 2009 was 0.86%.

NOTE 8 — FEDERAL HOME LOAN BANK ADVANCES

At December 31, 2010 the Bank had advances of $7,000,000 from the FHLB.  The Bank utilizes FHLB advances as long-term sources of funding. These advances are secured with approximately $27.8 million of first and second mortgage loans and $984,000 of stock in the FHLB.  Listed below is a summary of the terms and maturities of the advances:

Amount	Rate	Maturity	Repricing Date
$5,000,000	3.41%	October 21, 2013	October 21, 2013
2,000,000	1.90	April 1, 2013	April 1, 2013
$7,000,000	2.98%

At December 31, 2009 the Bank had $14.0 million of advances from the FHLB.  These advances were secured with approximately $35.9 million of first and second mortgage loans and $1,101,500 of stock in the FHLB.    Listed below is a summary of the terms and maturities of the advances:

Amount	Rate	Maturity	Repricing Date
$5,000,000	5.05%	June 25, 2012	June 25, 2012
4,000,000	2.59	March 31, 2010	March 31, 2010
3,000,000	3.69	July 21, 2010	July 21, 2010
2,000,000	3.30	May 21, 2010	May 21, 2010
$14,000,000	3.81%

NOTE 9 — UNUSED LINES OF CREDIT

At December 31, 2010, the Bank had unused lines of credit to purchase federal funds of $5.0 million that would need to be secured by investment securities if utilized.  The lines of credit are available on a one to fourteen day basis for general corporate purposes of the Bank.  The lenders have reserved the right to withdraw the lines at their option.

The Bank has a line of credit with the FHLB to borrow funds, subject to the pledge of qualified collateral.  At December 31, 2010, approximately $27.8 million of first and second mortgage loans were specifically pledged to the FHLB, resulting in $11.0 million in lendable collateral.  The Bank has collateral that would support $4.0 million in additional borrowings after reducing our lendable collateral by $7.0 million in outstanding advances at December 31, 2010.  In addition, the Bank could pledge investment securities or cash for additional borrowing capacity of $7.3 million.

The Bank is subject to the FHLB’s credit risk rating policy which assigns member institutions a rating which is reviewed quarterly.  The rating system utilizes key factors such as loan quality, capital, liquidity, profitability, etc.  During the fourth quarter of 2010, the Bank’s credit risk rating was downgraded by the FHLB, which resulted in decreased borrowing availability (total line reduced to 15% of total assets from 20% of total assets) and increased collateral requirements (moved to 125% of borrowings from 115%).  The Bank’s ability to access available borrowing capacity from the FHLB in the future is subject to its rating and any subsequent changes based on financial performance as compared to factors considered by the FHLB in their assignment of our credit risk rating each quarter.

At December 31, 2010, the Bank had pledged $11.4 million in loans to the FRB’s Borrower-in-Custody of Collateral program.  Our available credit under this line was approximately $8.6 million as of December 31, 2010.  The Bank had no outstanding borrowings from the FRB as of December 31, 2010.

NOTE 10 — INCOME TAXES

The Company had no currently taxable income for the years ended December 31, 2010 and 2009. The following is a summary of the items that caused recorded income taxes to differ from taxes computed using the Company’s statutory federal income tax rate of 35%:

	Year Ended December 31,
	2010	2009

Income tax benefit at federal statutory rate	$(1,690,007)	$(902,237)
Change in valuation allowance	3,039,178	363,909
Other	25,766	45,778

Income tax expense (benefit)	$1,374,937	$(492,550)

The components of the net deferred tax asset (liability) are as follows:

	December 31,
	2010	2009
Deferred tax assets (liabilities):
Allowance for loan losses	$838,072	$510,551
Lost interest on nonaccrual loans	257,400	72,893
Real estate acquired in settlement of loans	234,434	50,830
Net operating loss carry-forward	1,991,182	991,311
Deferred operational and start-up costs	121,719	139,500
Other-than-temporary impairment on non-marketable equity securities	52,497	52,497
Unrealized gain on investment securities available for sale	(17,889)	(11,875)
Other	(60,106)	(46,625)
	3,417,309	1,759,082
Valuation allowance	(3,435,198)	(396,020)
Net deferred tax asset (liability)	$(17,889)	$1,363,062

NOTE 10 — INCOME TAXES, Continued

The valuation allowance for deferred tax assets as of December 31, 2010 and 2009 was $3.4 million and $396,020, respectively.  Accounting literature states that a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized.  The determination of whether a deferred tax asset is realizable is based on the weighting all available evidence, including both positive and negative evidence.  In making such judgments, significant weight is given to evidence that can be objectively verified.  As of December 31, 2010, the Company determined that it is not more likely than not that deferred tax assets will be recognized in future years.  During third quarter 2009, it became evident that unprecedented economic conditions affecting the banking industry had increased uncertainty as to the timing of the expected recovery period of the industry as a whole.  Although later than many areas of the United States, it also became more evident that our local market and our Bank were affected by these deteriorating economic conditions.  Analysis of many factors, including forecasts of future earnings, led to the recordation of a valuation allowance of 100% on all deferred tax assets generated beginning July 1, 2009.  During third quarter 2010, based on continued losses and updated forecasts of future earnings, the Company recorded a valuation allowance of 100% on all prior deferred tax assets (those generated prior to July 1, 2009).  The Company will continue to analyze deferred tax assets and the related valuation allowance on a quarterly basis, taking into account performance compared to forecasted earnings as well as current economic and internal information.

A portion of the change in the net deferred tax asset (liability) relates to the increase in the tax effect of the unrealized gain on investment securities available for sale of $6,014.  The remainder of the change in the net deferred tax asset (liability) is due to the current period deferred income tax expense of $1,374,937.  The net deferred tax liability is recorded in other liabilities in the Company’s consolidated balance sheets.  At December 31, 2010, the Company has federal operating loss carry-forwards of approximately $5.7 million that may be used to offset future taxable income and expire beginning in 2025.

The Company has analyzed the tax positions taken or expected to be taken and its tax returns and concluded it has no liability related to uncertain tax positions in accordance with FIN 48.

NOTE 11— RELATED PARTY TRANSACTIONS

On December 31, 2010 and 2009, the Bank had various loans outstanding to directors and officers.  All of these loans were made under normal credit terms and did not involve more than normal risk of collection.  See Note 3 for further details.

NOTE 12 — FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK

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

NOTE 12 — FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK, Continued

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any material condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.  At December 31, 2010, unfunded commitments to extend credit were $10.5 million, of which approximately $844,000 is at fixed rates and $9.7 million is at variable rates.  The Company evaluates each customer’s credit-worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower.  Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.  The fair value of these off-balance sheet financial instruments is considered immaterial.

The Company does not have any commitments to lend additional funds to borrowers whose loans have been modified as a TDR.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

The Bank has a two-year operating lease on its main office facility which began in October 2008.  The monthly rent under the lease amendment was $9,772 from October 1, 2009 through September 30, 2010.  The Bank exercised one of two remaining two-year renewal options in September 2010.  The monthly rent under the lease amendment is $9,967 from October 1, 2010 through September 30, 2012.  The Bank has one remaining two-year renewal option.

The Bank has a ten-year operating lease on a branch facility which began in August 2007.  The monthly rent under the lease is $8,025 through July 2012, and $9,229 from August 1, 2012 through July 31, 2017.

Rent expense of $214,345 and $212,031 was recorded for the years ended December 31, 2010 and 2009, respectively.

Future minimum lease payments under these operating leases are summarized as follows:

For the year ended December 31,
2011	$215,909
2012	192,026
2013	110,748
2014	110,748
2015	110,748
Thereafter	175,351

$915,530

As of December 31, 2010, there were no significant firm commitments outstanding for capital expenditures.

The Board of Directors has approved employment agreements with the president and chief executive officer, chief financial officer and the retail banking officer.  The agreements include provisions regarding term, compensation, benefits, annual bonus, incentive program, stock option plan and severance and non-compete upon early termination.

The Bank may become party to litigation and claims in the normal course of business.  As of December 31, 2010, management believes there is no material litigation pending.

NOTE 14 — STOCK COMPENSATION PLANS

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

A summary of the status of the plan and changes for the years ended December 31, 2010 and 2009 is presented below:

	2010			2009
	Shares	Weighted average exercise price	Average Intrinsic Value	Shares	Weighted average exercise price

Outstanding at beginning of year	146,315	$10.19		146,840	$10.18
Granted	—	—		—	—
Exercised	—	—		—	—
Forfeited or expired	(17,500)	10.33		(525)	10.12

Outstanding at end of year	128,815	10.17	$—	146,315	10.19

Options exercisable at year-end	111,593		$—	92,488

Shares available for grant	131,811			114,311

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2010.  This amount changes based on the fair market value of the Company’s stock.  Fair market value is based on the most recent trade of common stock reported through the OTC Bulletin Board.  As of December 31, 2010, the Company’s closing stock price was $0.16 resulting in zero intrinsic value.

Compensation expense related to stock options granted was $98,350 and $156,887 for the years ended December 31, 2010 and 2009, respectively.  Compensation expense is based on the fair value of the option estimated at the date of grant using the Black-Scholes option-pricing model.  Compensation expense is recognized on a straight line basis over the vesting period of the option.  No stock options were granted in 2010 or 2009.

Upon completion of the stock offering in 2005, the Company issued warrants to each of its organizers to purchase up to an additional 412,500 shares of common stock at $10.00 per share.  These warrants vested six-months from the date the Bank opened for business, or May 16, 2005, and they are exercisable in whole or in part until May 16, 2015.  No warrants have been exercised.  During the past several years, 75,000 warrants, respectively, were forfeited when the directors retired from the Board or declined to stand for reelection upon the completion of their terms.

NOTE 15 — EMPLOYEE BENEFIT PLAN

The Bank maintains an employee benefit plan for all eligible employees of the Bank under the provisions of Internal Revenue Code Section 401(k).  The Independence National Bank 401(k) Profit Sharing Plan (the “Plan”), adopted in 2005, allows for employee contributions.  Upon annual approval of the Board of Directors, the Company also matches 50% of employee contributions up to a maximum of 6% of annual compensation. As of April, 2010, the Company suspended the 401(k) match.   A total of $9,497 and $36,838 was charged to operations in 2010 and 2009, respectively, for the Company’s matching contribution.  Employees are immediately vested in their contributions to the Plan and become fully vested in the employer matching contribution after six years of service.

NOTE 16 — REGULATORY MATTERS

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

In addition, the OCC has established individual minimum capital ratio levels of Tier 1 and total capital for the Bank that are higher than the minimum and well capitalized ratios applicable to all banks.  The Bank must maintain total risk-based capital of at least 12%, Tier 1 capital of at least 10%, and a leverage ratio of at least 9%.  As of September 30, 2010, the Bank fell below the established individual minimum capital ratios for leverage and total risk-based capital, and as of December 31, 2010, the Bank’s capital ratios remained below the established individual minimum capital ratios for leverage and total risk-based capital.  Noncompliance with the established individual minimum capital ratio levels may be deemed an unsafe and unsound banking practice by the OCC, which could result in the Bank becoming subject to a formal capital directive, a consent order, or such other administrative actions or sanctions as the OCC considers necessary.  It is uncertain what actions, if any, the OCC will take with respect to noncompliance with these ratios, what action steps the OCC might require the Bank to take to remedy this situation, and whether such actions would be successful.  The Bank is currently working with several advisors and consultants regarding strategies to increase capital.  However, the Bank is still considered to be well capitalized by the OCC as the Bank’s capital levels remain above the well capitalized ratio levels applicable to banks not subject to formal capital directives.

NOTE 16 — REGULATORY MATTERS, Continued

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at December 31, 2010 and 2009.

							To be well capitalized
							under prompt
			Individual Minimum		For capital		corrective
			Capital Ratio		adequacy purposes		action provisions
	Actual		Minimum		Minimum		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2010
Total Capital (to risk weighted assets)	$11,670,000	11.5%	$12,169,000	12.0%	$8,112,000	8.0%	$10,141,000	10.0%
Tier 1 Capital (to risk weighted assets)	10,381,000	10.2	10,141,000	10.0	4,056,000	4.0	6,084,000	6.0
Tier 1 Capital (to average assets)	10,381,000	8.4	11,137,000	9.0	4,950,000	4.0	6,187,000	5.0

As of December 31, 2009
Total Capital (to risk weighted assets)	$14,712,000	12.7%	$13,864,000	12.0%	$9,243,000	8.0%	$11,553,000	10.0%
Tier 1 Capital (to risk weighted assets)	13,263,000	11.5	11,553,000	10.0	4,621,000	4.0	6,932,000	6.0
Tier 1 Capital (to average assets)	13,263,000	9.9	12,013,000	9.0	5,339,000	4.0	6,674,000	5.0

The Federal Reserve Board has similar requirements for bank holding companies.  The Company is currently not subject to these requirements because the Federal Reserve guidelines contain an exemption for bank holding companies of less than $500 million in consolidated assets, subject to certain limitations.

Since December 31, 2010, no conditions or events have occurred, of which we are aware, that have resulted in a material change in the Company’s or the Bank’s category, other than as reported in this Annual Report on Form 10-K.

NOTE 17 — RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS, OR ADVANCES

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

Under the terms of the Formal Agreement, the Bank was required to present a dividend policy to the OCC that only permits the declaration of a dividend when it is in compliance with the Bank’s approved capital program, with the aforementioned restrictions, and upon receipt of no supervisory objection by the OCC.  Currently, the Company also has to obtain the prior written approval of the Federal Reserve Bank of Richmond before declaring or paying any dividends.

NOTE 18 — FAIR VALUE OF FINANCIAL INSTRUMENTS

Assets and Liabilities Measured at Fair Value

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  The Company determines the fair values of its financial instruments based on the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The three levels of inputs that may be used to measure fair value are detailed in Note 1.

Available-for-sale investment securities ($10,652,733 at December 31, 2010) are carried at fair value and measured on a recurring basis using Level 2 inputs (other observable inputs).  Fair values are estimated by using bid prices and quoted prices of pools or tranches of securities with similar characteristics.

We do not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and a specific reserve within the allowance for loan losses is established or the loan is charged down to the fair value less costs to sell.  At December 31, 2010, all impaired loans were evaluated on a nonrecurring basis based on the market value of the underlying collateral.  Market values are generally obtained using independent appraisals or other market data, which the Company considers to be level 2 inputs (other observable inputs).  The aggregate carrying amount, net of specific reserves, of impaired loans carried at fair value at December 31, 2010 was $10.4 million.

Other real estate owned and repossessed assets, consisting of properties or other collateral obtained through foreclosure or in satisfaction of loans, are carried at fair value and measured on a non-recurring basis.  Market values are generally obtained using independent appraisals or other current market information, including but not limited to offers received on a property, which the Company considers to be level 2 inputs (other observable inputs).  The carrying amount of other real estate owned and repossessed assets carried at fair value at December 31, 2010 was $2,537,259.

The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis.  The Company also has no assets or liabilities whose fair values are measured using Level 1 or Level 3 inputs.

Disclosures about Fair Value of Financial Instruments

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

NOTE 18 — FAIR VALUE OF FINANCIAL INSTRUMENTS, Continued

The estimated fair values of the Company’s financial instruments at December 31, 2010 and 2009 are as follows:

	2010		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and due from banks	$2,993,102	$2,993,102	$4,929,360	$4,929,360
Federal funds sold	7,700,000	7,700,000	5,295,000	5,295,000
Investment securities available for sale	10,652,733	10,652,733	8,171,648	8,171,648
Non-marketable equity securities	1,400,350	1,400,350	1,546,100	1,546,100
Loans, net	91,402,749	81,790,605	106,129,956	94,600,335

Financial Liabilities:
Deposits	104,080,669	104,535,470	104,275,456	105,094,907
Federal Home Loan Bank advances	7,000,000	7,325,072	14,000,000	14,506,533
Securities sold under agreements to repurchase	65,479	65,479	157,992	157,992

NOTE 19 — PARENT COMPANY FINANCIAL INFORMATION

Following is condensed financial information of Independence Bancshares, Inc. (parent company only):

Condensed Balance Sheets

	December 31,
	2010	2009
Assets
Cash and cash equivalents	$36,038	$1,536,038
Investment in subsidiary	10,415,306	15,150,829

	$10,451,344	$16,686,867

Liabilities and Shareholders’ Equity
Shareholders’ equity	$10,451,344	$16,686,867

Total liabilities and shareholders’ equity	$10,451,344	$16,686,867

Condensed Statements of Operations

	Year Ended December 31,
	2010	2009

Equity in undistributed net loss of subsidiary	$(6,345,546)	$(2,161,089)

Net loss	$(6,345,546)	$(2,161,089)

NOTE 19 — PARENT COMPANY FINANCIAL INFORMATION, Continued

Condensed Statements of Cash Flows

	Year Ended December 31,
	2010	2009
Operating activities
Net loss	$(6,345,546)	$(2,161,089)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in undistributed net income of subsidiary	6,345,546	2,161,089

Net cash provided by operating activities	—	—

Investing activities
Investment in subsidiary	(1,500,000)	(1,000,000)

Net cash used in investing activities	(1,500,000)	(1,000,000)

Net decrease in cash and cash equivalents	(1,500,000)	(1,000,000)

Cash and cash equivalents, beginning of year	1,536,038	2,536,038

Cash and cash equivalents, end of year	$36,038	$1,536,038

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2010.  There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2010 based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929.  Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Officers, Promoters and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference from our proxy statement for our 2011 annual meeting of shareholders to be held on May 18, 2011.

Item 11.  Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from our proxy statement for our 2011 annual meeting of shareholders to be held on May 18, 2011.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth equity compensation plan information at December 31, 2010.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (c) (excluding securities reflected in column(a))
Equity compensation plans approved by security holders (1)	128,815	$10.17	131,811
Equity compensation plans not approved by security holders (2)	337,500	$10.00	—

Total	466,315	$10.05	131,811

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

The additional information required by this Item 12 is hereby incorporated by reference from our proxy statement for our 2011 annual meeting of shareholders to be held on May 18, 2011.

Item 13.  Certain Relationships and Related Transactions.

The information required by Item 13 is hereby incorporated by reference from our proxy statement for our 2011 annual meeting of shareholders to be held on May 18, 2011.

Item 14.  Principal Accounting Fees and Services.

The information required by Item 14 is hereby incorporated by reference from our proxy statement for our 2011 annual meeting of shareholders to be held on May 18, 2011.

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

10.8

Formal Agreement by and between Independence National Bank and the Comptroller of the Currency dated January 20, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 22, 2010).

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

INDEPENDENCE BANCSHARES, INC.

Dated:	March 7, 2011	By:	/s/ Lawrence R. Miller
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

Signature	Title	Date

/s/ Robert M. Austell
Robert M. Austell	Director	March 7, 2011

/s/ John W. Burnett
John W. Burnett	Director	March 7, 2011

/s/ Billy J. Coleman
Billy J. Coleman	Director	March 7, 2011

/s/ Jose De Ocampo
Jose De Ocampo	Director	March 7, 2011

/s/ H. Neel Hipp, Jr.
H. Neel Hipp, Jr.	Director	March 7, 2011

/s/ James D. King
James D. King	Director	March 7, 2011

/s/ William R. Mathis
William R. Mathis	Director	March 7, 2011

/s/ A. Alexander McLean
A. Alexander Mclean	Director	March 7, 2011

/s/ Lawrence R. Miller
Lawrence R. Miller	Chief Executive Officer, Director	March 7, 2011

/s/ Sudhirkumar C. Patel
Sudhirkumar C. Patel	Director	March 7, 2011

/s/ Hasmukh P. Rama
Hasmukh P. Rama	Director	March 7, 2011

/s/ Donald H. Rex, Jr.
Donald H. Rex, Jr.	Director	March 7, 2011

/s/ Katie N. Tuttle
Katie N. Tuttle	Chief Financial Officer	March 7, 2011

/s/ Charles D. Walters
Charles D. Walters	Director	March 7, 2011

/s/ Roger W. Walters
Roger W. Walters	Director	March 7, 2011

/s/ Vivian A. Wong
Vivian A. Wong	Director	March 7, 2011

EXHIBIT INDEX

Exhibit	Description

21.1	Subsidiaries of the Company.

23.1	Consent of Elliott Davis, LLC.

24.1	Power of Attorney (filed as part of the signature page herewith).

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.