Form 10-K/A
period 2010-12-31
Independence Bancshares, Inc.
filed 2011-03-28
CIK 1311828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The number of shares outstanding of the issuer’s common stock, as of March 28, 2011 was 2,085,010.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Statement to Form 10-K Amendment

This Amendment No. 1 (this “Amendment”) amends the Annual Report on Form 10-K of Independence Bancshares, Inc. (the “Company”) for the year ended December 31, 2010, filed with the Securities and Exchange Commission (the “Commission”) on March 7, 2011 (the “Original Form 10-K”).  The purpose of this Annual Report on Form 10-K/A is to amend Part III, Items 10 through 14 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, to include information previously omitted from the Original Form 10-K in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after the end of the fiscal year, which involves the election of directors.  The Company’s definitive proxy statement will not be filed before April 30, 2011 (i.e., within 120 days after the end of the Company’s 2010 fiscal year) pursuant to Regulation 14A.  The reference on the cover of the Original Form 10-K to the incorporation by reference of the registrant’s definitive proxy statement into Part III of the Annual Report is hereby deleted.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

For purposes of this Amendment, and in accordance with Rule 12b-15 under the Exchange Act, Items 10 through 14 and 15(a)(3) of our Original Form 10-K have been amended and restated in their entirety.  Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-K.

PART III

Item 10.  Directors and Executive Officers and Corporate Governance.

The board of directors has 15 members.  The term for all directors expires at the 2011 annual meeting.

Our Board of Directors

Robert M. Austell	James D. King	Hasmukh P. Rama
John W. Burnett, Sr.	William R. Mathis	Donald H. Rex, Jr.
Billy J. Coleman	A. Alexander McLean, III	Charles D. Walters
Jose De Ocampo	Lawrence R. Miller	Roger W. Walters
H. Neel Hipp, Jr.	Sudhirkumar C. Patel	Vivian A. Wong

Set forth below is certain information about the directors including their age, their business experience for at least the past five years, the names of other publicly-held companies where they currently serve as a director or served as a director during the past five years, and additional information about the specific experience, qualifications, attributes, or skills that led to the board’s conclusion that such person should serve as a director for the Company.  With the exception of A. Alexander McLean, III and Donald H. Rex, Jr. who joined the board of directors at the 2008 annual meeting, each of the directors has served as a director of Independence Bancshares, Inc., and as a director of our subsidiary, Independence National Bank (the “Bank”), since October 2004 and May 2005, respectively.

Robert M. Austell, 69, director, retired as the former president, chief executive officer, and a director of Regions Bank of Greenville in January 2004 after serving in those capacities for six years.  He has over 20 years banking experience, beginning with his roles as an organizer and a director of Greenville National Bank.  Prior to his service to Regions and Greenville National Bank, he worked in the real estate development and lending areas with Yeargin Properties, Inc., Liberty Properties, Inc., and Liberty Life Insurance Company.  He is a native of Spartanburg, South Carolina and has lived in Greenville, South Carolina for over 40 years.  He received his A.B. from Davidson College and an M.B.A. from the University of South Carolina. Mr. Austell’s leadership skills and in-depth knowledge of the banking and real estate industries, acquired through his prior business experience, as well as his ties to the Greenville community led the board to conclude that he should serve as a director.

John W. Burnett, Sr., 64, director, is the owner, president, and chief executive officer of Palmetto Jet, LLC, an aircraft management and pilot service company.  Previously, he was the owner, president and chief executive officer of Aircraft Management Group from 1995 until the company was sold in December 2010.  In October 2008 he also joined Herlong, Bates & Burnett Insurance, Inc. as a partner and senior vice president.  He previously served as president and chief executive officer of C. Douglas Wilson Co. Insurance and as president of Life and Health Consultants, a life and health insurance company.  He is a native of Greenwood, South Carolina, and has lived in Greenville, South Carolina for over 45 years.  He currently serves as a director of American Consumer Finance as well as Worldwide Insurance and is a partner in Smart Choice Insurance of Georgia, Alabama and Mississippi.  He is involved in various community groups and currently serves on the board of directors of Eden Farms Therapeutic Program for Special Needs Children.  Mr. Burnett’s extensive business and leadership experience, including, but not limited to, his experience in a regulated industry, as well as his ties to the Greenville community led the board to conclude that he should serve as a director.

Billy J. Coleman, 73, director, has served as president and chief executive officer of CORBIA International, LLC, an international consulting firm, since 1972.  Mr. Coleman has served on the boards of the South Carolina State Ports Authority, the Greenville Hospital System University Medical Center and several private companies and non-profit organizations.  Mr. Coleman received his B.S. in chemical engineering from the University of Tennessee and his M.B.A. from Furman University.  He also holds two honorary PhDs and a full professorship from foreign universities.  Mr. Coleman is a resident of Greer, South Carolina.  He has contributed time and resources to international humanitarian efforts for the past fourteen years.  Mr. Coleman’s extensive business experience, directorial experience, and his ties to the Greenville community led the board to conclude that he should serve as a director.

Jose De Ocampo, 44, director, is a neurologist and sleep medicine specialist in Scottsdale, Arizona.  He received his South Carolina medical license in 1999, completing his training at The University of Pittsburgh Medical Center, The Cleveland Clinic in Ohio and the Medical University of South Carolina in Charleston.  From 2001 to 2006, he served as medical director of the sleep lab at Oaktree Medical Centre in Easley, South Carolina.  He is licensed by the American Board of Psychiatry and Neurology, Neurophysiology, and the American Board of Sleep Medicine.  Dr. De Ocampo is an active member of American Academy of Sleep Medicine, American Medical Association and American Academy of Neurology. Dr. De Ocampo’s involvement in the Greenville community at the time of his nomination, particularly in the medical field, led the board to conclude that he should serve as a director.

H. Neel Hipp, Jr., 59, director, is the former vice president of Liberty Corporation and Liberty Life Insurance Company with over 29 years of experience with the Liberty companies.  He is the current owner of Hipp Investments, LLC, which he founded in 1998.  Mr. Hipp was a founder and a director of Greenville Financial Corporation and Greenville National Bank.  He received his B.A. in economics from Furman University, his M.B.A. from the University of North Carolina, Chapel Hill, and he also attended the Harvard Business School Program for Management Development.  Mr. Hipp is actively involved in the community.  He currently serves on the board of the Aircraft Owners and Pilots Association of Frederick, Maryland and the board of the South Carolina Historical Society.  Mr. Hipp was appointed chairman of the South Carolina Aeronautics Commission in 2006 by Governor Sanford.  He has served as a member of the South Carolina Chamber of Commerce, the Greenville Downtown Airport Commission (chair), the Greenville County United Way, and the Furman University board of trustees.  Mr. Hipp’s extensive business experience in a regulated industry, his past experience in the banking industry, including service as a bank director, as well as his ties to the Greenville community led the board to conclude that he should serve as a director.

James D. King, 70, director, retired in 1998 as the chief executive officer and a director of The Poinsett Bank in Travelers Rest, South Carolina.  He served as a director of The Colonial Bank of South Carolina and The Bank of Camden for over five years.  Mr. King has been involved in the banking industry for over 40 years.  He currently resides in Greenville, South Carolina and is active in various charitable organizations in the community.  Mr. King’s prior experience as a community bank chief executive officer and director, providing the board with in-depth knowledge of the banking industry, and his active involvement in the Greenville community led the board to conclude that he should serve as a director.

William R. Mathis, 75, director, retired as president of Risk Management Services, Inc. of Greenville, South Carolina.  Mr. Mathis is a former founder and treasurer of the Abney Mills Federal Credit Union of Greenville, South Carolina.  He was associated with Poinsett Federal Savings and Loan for several years in the insurance area, and was also a shareholder of the bank.  Mr. Mathis received his B.A. in liberal arts from Furman University.  He currently resides in Greenville, South Carolina and is active in various charitable organizations in the community. Mr. Mathis’ past experience in the financial services industry, including experience with risk management and regulatory matters, as well as his ties to the Greenville community led the board to conclude that he should serve as a director.

A. Alexander McLean, III, 59, director, is chairman and chief executive officer of World Acceptance Corporation, a national consumer finance company.  Mr. McLean has held various positions with World Acceptance Corporation, including chief financial officer, during his service with the company beginning in 1989.  Prior to joining World Acceptance Corporation, he worked in banking for six years and public accounting for four years.  Mr. McLean received his B.S. in economics from Davidson College and a Masters of Accountancy from University of South Carolina School of Business.  He currently resides in Greenville, South Carolina and is active in various community organizations.  Mr. McLean’s extensive business experience in the financial services industry, particularly his financial expertise in public company reporting, as well as his ties to the Greenville community led the board to conclude that he should serve as a director.

Lawrence R. Miller, 64, director, is our president and chief executive officer.  He has over 38 years of banking experience, having held various positions in the banking industry since November 1971.  He was most recently market chief executive officer for SouthTrust Bank from 1995 until he retired in March 2004.  In June 2004 he joined our Bank.  While with SouthTrust Bank, Mr. Miller successfully opened seven offices in 10 years.  He has lived in Upstate South Carolina for over 39 years and has been actively involved in the community and its future planning.  He serves as a trustee for the College of Charleston and is past board chairman of Christ School, Arden, North Carolina.  Mr. Miller is also a member of the South Carolina Bankers Association Council and is a board member of the South Carolina Bankers Association.  He has served on both the economic development board of the Greenville Chamber of Commerce and the board of directors of the Greer Chamber of Commerce.  Mr. Miller graduated from Newberry College, from the School of Banking of the South at Louisiana State University, and from the National Commercial Lending Graduate School at the University of Oklahoma. Mr. Miller’s extensive banking experience as well as his ties to the Greenville community led the board to conclude that he should serve as President, Chief Executive Officer and a director.

Sudhirkumar C. Patel, 52, director, has been a practicing physician and partner of Carolina Internal Medicine in Greenville, South Carolina since 1990.  Born in India, Dr. Patel graduated from the Baroda Medical College in India and completed his residency at Coney Island Hospital in Brooklyn, New York.  He has lived in the Greenville area for over 20 years and is actively involved with the Indian community in South Carolina.  He is a member of the American College of Physicians and the American Association of Indian Physicians.  He is also a director of Herlong, Bates & Burnett Insurance, Inc. and a director and organizer of Touchmark Bancshares, Inc. and Touchmark National Bank in Norcross, Georgia.  Dr. Patel’s directorial experience and his ties to the Greenville community, particularly in the medical field, led the board to conclude that he should serve as a director.

Hasmukh P. Rama, 62, director, has been chairman of the board and chief executive officer of JHM Hotels, Inc. in Greenville, South Carolina for over 12 years.  He has been in the lodging industry for over 38 years and has received several awards for his leadership in the industry.  He is the former chairman of the American Hotel & Lodging Association.  He obtained his M.B.A. from Xavier University and was awarded a Doctor of Business Administration in hospitality management, honoris causa, from Johnson & Wales University.  Mr. Rama serves as an advisor to a number of hospitality schools including the mentorship program at Cornell University. He is also a director and organizer of Touchmark Bancshares, Inc. and Touchmark National Bank in Norcross, Georgia.  Mr. Rama’s extensive business and leadership experience, including, but not limited to, his directorial experience, as well as his ties to the Greenville community led the board to conclude that he should serve as a director.

Donald H. Rex, Jr., 62, director, is a Registered Investment Advisor and owner of Rex Management, LLC.  He is also involved in subdivision development in the greater Greer and Taylors areas of South Carolina.  Mr. Rex was employed at Carolina Federal Savings & Loan for eight years ending his career with them as a senior vice president in charge of lending.  From 1980 until 1996, when he started Rex Management, LLC, Mr. Rex was construction coordinator and chief financial officer of M. G. Proffitt, Inc.  Mr. Rex received his B.S. in business administration with a concentration in finance from Wake Forest University.  He currently resides in Taylors, South Carolina.  Mr. Rex’s extensive business experience, including his banking experience and experience in regulated industries, as well as his ties to the Greenville community led the board to conclude that he should serve as a director.

Charles D. Walters, 72, director and chairman of the board, is also the chairman emeritus of the board of World Acceptance Corporation, a national consumer finance company.  He has held that position since retiring as its chairman in 2007 after 22 years leading the company in various positions including chairman, president and chief executive officer.  Prior to working with World Acceptance Corporation, Mr. Walters was co-founder and president of Pioneer Management Corporation, a Texas consumer finance company.  He is a past president of the Texas Finance Institute, Georgia Industrial Loan Association, and Independent Consumer Finance Association of South Carolina.  Mr. Walters is past chairman of American Financial Services Association based in Washington, D.C.  He also is a member of the advisory board on consumer credit for the South Carolina Department of Consumer Affairs and a former trustee for S.C. Financial Literacy Board of Trustees.  A native of Matthews, North Carolina, Mr. Walters has lived in the Greenville, South Carolina area for over 20 years.  He is involved in the community and is a Scottish Rite Mason and Shriner.  Mr. Walters’ extensive business experience in the financial services industry as well as his ties to the Greenville community led the board to conclude that he should serve as a director.

Roger W. Walters, 70, director, started the Walters Development Co. to develop land and construct custom homes in Cashiers, North Carolina in 2002.  From 1988 until 2002, he was president and chief executive officer of Cad Cam, Inc., a company which provides computer aided design services to various engineering professions including those in manufacturing, architecture and construction.  Prior to his tenure with Cad Cam, Inc., he served in the United States Air Force for 26 years, completing his service as the deputy chief of staff for Engineering and Services for Air Force Logistics Command and retired in 1988 as a colonel.  Mr. Walters, a native of Matthews, North Carolina, graduated with a B.S. in mechanical engineering from North Carolina State University and later earned a masters in mechanical engineering from the University of Missouri.  He also completed the Executive Management Course at the Duke University Fuqua School of Business.  Mr. Walters’ extensive business and leadership experience, including, but not limited to, knowledge within the real estate industry led the board to conclude that he should serve as a director.

Vivian A. Wong, 70, director, has been a real estate investor and developer for 33 years and has developments throughout the Southeast.  In 2001, Ms. Wong formed Pacific Gateway Capital, LLC, a company specializing in new United States/China trade including development of United States retail franchises in China and attracting Chinese investment to South Carolina.  Prior to her most recent venture, she was co-owner of the Dragon Den restaurant chain for over 35 years.  Ms. Wong has lived in Greenville for over 40 years and has served as a member of both the Bank of America Advisory Board and the Summit Bank Advisory Board.  She continues to be involved with the community through her current service on the Sister City International Organization Board, the Greenville Convention Center Task Force, and the South Carolina Small Business Regulatory Committee, to which she was appointed by the South Carolina Speaker of the House.  She is also a director of Herlong, Bates & Burnett Insurance, Inc. and a director and organizer of Touchmark Bancshares, Inc. and Touchmark National Bank in Norcross, Georgia.  Ms. Wong’s extensive business experience, directorial experience, knowledge of the real estate industry, as well as her ties to the Greenville community led the board to conclude that she should serve as a director.

Family relationship. Charles D. Walters and Roger W. Walters are brothers.  Vivian A. Wong is the sister-in-law of Paul P. Lam, one of our organizers.  There are no other family relationships among any of our executive officers or directors.

Additional information is set forth below regarding other officers of our Company and our Bank:

Schaefer M. Carpenter, 46, has served as our retail banking director since 2005.  He has over 20 years of banking experience in the Greenville market.  He most recently served as vice president and branch manager for SouthTrust Bank in Greenville, South Carolina, a position he held from 1999 to 2004.  Prior to his employment with SouthTrust, Mr. Carpenter served as an auditor, credit analyst and branch manager for Central Carolina Bank and as a state bank examiner for the South Carolina State Board of Financial Institutions.  A native of Greenville, South Carolina, Mr. Carpenter received his B.S. in finance from the University of South Carolina and is a graduate of the South Carolina Bankers School.

E. Fred Moore, 52, has served as our chief credit officer since 2006.  He previously served as a senior vice president of risk management for First National Bank of the South in Spartanburg, South Carolina.  He has over 25 years of experience in administrative banking and finance, including credit administration and internal audit.  Mr. Moore was employed with American Federal as a senior credit analyst until November 2000, when he resigned to join First National Bank of the South.  He graduated from University of South Carolina in 1982 where he received his B.A. in business economics.

Katie N. Tuttle, 32, has served as our chief financial officer since 2008.  Ms. Tuttle joined us in June of 2006 as our controller.  Prior to joining our Company, she served community banks in South Carolina with KPMG, LLP, a certified public accounting firm, from 2000 to 2006, completing her service as an audit manager.  Ms. Tuttle has over 10 years of banking and public accounting experience.  She received a B.S. in accounting from Bob Jones University in Greenville, South Carolina.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act requires directors, executive officers and 10% shareholders to file reports of holdings and transactions in our stock with the SEC.  Based on a review of Section 16(a) reports and written representations from our directors and executive officers, there were no Section 16(a) filings required during 2010.

Code of Ethics

We expect all of our employees to conduct themselves honestly and ethically, particularly in handling actual and apparent conflicts of interest and providing full, accurate, and timely disclosure to the public.

We have adopted a Code of Ethics that is applicable to our senior management and financial officers, including our principal executive officer, our principal financial officer and controller.  A copy of this Code of Ethics is available without charge to shareholders upon request to the secretary of the Company, at Independence Bancshares, Inc., 500 East Washington St., Greenville, South Carolina 29601.

Audit Committee and Audit Committee Financial Expert

The Company’s board of directors has appointed an audit committee composed of Mr. McLean, Mr. Hipp, Dr. Patel and Mr. Rex.  Each of these members is considered “independent” under Nasdaq Rule 5605(c)(2).  The board of directors has determined that Mr. McLean is an “audit committee financial expert” as defined in Item 407(d)(5) of the SEC’s Regulation S-K.  The audit committee met four times in 2010.

Item 11.  Executive Compensation.

The following table shows the compensation we paid to our president and chief executive officer for the years ended December 31, 2010 and 2009 and for all other executives who earned over $100,000 during the same periods.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Option Awards	All Other Compensation		Total

Lawrence R. Miller	2010	$160,600	$—	$—	$24,123	(1),(2)	$184,723
President and Chief Executive Officer of the Company and the Bank	2009	$160,600	$—	$—	$16,567	(1),(2)	$177,167

Katie N. Tuttle	2010	$100,000	$—	$—	$1,949	(1)	$101,949
Executive Vice President and Chief Financial Officer of the Company and the Bank	2009	$100,000	$—	$—	$4,264	(1)	$104,264

E. Fred Moore	2010	$119,300	$—	$—	$2,320	(1)	$121,620
Executive Vice President and Chief Credit Officer of the Company and the Bank	2009	$119,300	$—	$—	$5,083	(1)	$124,383

Schaefer M. Carpenter	2010	$101,350	$—	$—	$1,977	(1)	$103,327
Executive Vice President and Retail Banking Director of the Company and the Bank	2009	$101,350	$—	$—	$4,324	(1)	$105,674

(1)

Includes 401K matching contributions, excess premiums for life insurance at two times salary and premiums for long-term and short-term disability insurance policies. All of these benefits are provided to all full time employees on a nondiscriminatory basis.

(2)	Includes membership dues paid to country clubs, value attributable to a bank vehicle, and premiums paid on additional life insurance.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning equity awards that were outstanding to our named executive officers at December 31, 2010.  Options vest at a rate of 33% each year on the first three anniversaries of the date of grant.

	Option Awards
	Number of Securities
	Underlying			Option
	Unexercised Options		Option Exercise	Expiration	Grant-Date
	Exercisable	Unexercisable	Price	Date	Fair Value
			(per share)

Lawrence R. Miller	15,000	—	$10.00	07/26/2015	$61,650
	13,500	—	$10.00	04/11/2017	$57,375
	9,590	4,795	$10.50	01/23/2018	$57,396

Katie N. Tuttle	3,000	—	$10.00	07/12/2016	$13,110
	2,500	—	$10.00	04/11/2017	$10,625
	5,923	2,962	$10.50	01/23/2018	$35,451

E. Fred Moore	5,000	—	$10.00	04/12/2016	$21,500
	8,000	—	$10.00	04/11/2017	$34,000
	5,923	2,962	$10.50	01/23/2018	$35,451

Schaefer M. Carpenter	4,000	—	$10.00	07/26/2015	$16,440
	8,000	—	$10.00	04/11/2017	$34,000
	5,923	2,962	$10.50	01/23/2018	$35,451

In addition to the awards described in the table above, as an organizer, Lawrence R. Miller received a warrant to purchase one share of common stock at a purchase price of $10.00 per share for every share he purchased, up to a maximum of 25,000 warrants, in our initial public offering as compensation for the risks taken in forming the Bank, including his personal guarantees of the original line of credit.  Mr. Miller purchased 12,500 shares in our initial public offering and so received, and continues to hold, 12,500 warrants.  The warrants are exercisable until May 16, 2015.  These warrants were not granted as compensation for services as an executive officer and so are not deemed to be equity awards for purpose of the Outstanding Equity Awards at Fiscal Year End table.

Employment Agreements

We entered into an employment agreement with Lawrence R. Miller on December 10, 2008, for an initial one-year term, annually renewing thereafter, pursuant to which he serves as the president and the chief executive officer.  As of March 28, 2011, Mr. Miller receives an annual salary of $160,600, plus a portion of his yearly medical insurance premium.  He is eligible to receive an annual increase in his salary as determined by the board of directors.  He is eligible to receive an annual bonus of up to 50% of his annual salary if the Bank achieves certain performance levels to be determined from time to time by the board of directors.  He is also eligible to participate in any management incentive program of the Bank or any long-term equity incentive program and is eligible for grants of stock options and other awards thereunder.  As of March 28, 2011, Mr. Miller has been granted options to purchase a total of 42,885 shares of common stock.  These options were granted in 2005, 2007, and 2008 with each grant vesting over a three-year period beginning on the date of grant.  All options have a term of 10 years.  Additionally, Mr. Miller participates in the Bank’s retirement, welfare, and other benefit programs and is entitled to a life insurance policy and an accident liability policy and reimbursement for automobile expenses, club dues, and travel and business expenses.

Mr. Miller’s employment agreement also provides that during his employment and for a period of 12 months following termination, he may not (a) compete with the Company, the Bank, or any of its affiliates by, directly or indirectly, forming, serving as an organizer, director or officer of, or consultant to, or acquiring or maintaining more than 1% passive investment in, a depository financial institution or holding company thereof if such depository institution or holding company has one or more offices or branches within a radius of 30 miles from the main office of the Company or any branch office of the Company, (b) solicit customers of the Bank with which he has had material contact for the purpose of providing financial services, or (c) solicit employees of the Bank for employment.  If we terminate the employment agreement for Mr. Miller without cause, he will be entitled to severance in an amount equal to his then current monthly base salary multiplied by 12, excluding any bonus. If, following a change in control of the Company, Mr. Miller terminates his employment for good cause as that term is defined in the employment agreement, he will be entitled to severance compensation of his then current monthly salary multiplied by 24, plus accrued bonus, all outstanding options and incentives will vest immediately, and for a period of two years, we would continue his medical, life, disability, and other benefits.

We entered into an employment agreement with Katie N. Tuttle on May 4, 2009 to serve as an executive vice president of the Bank.  This agreement has a term of one year.  At the end of the initial one-year term and on the anniversary date each year thereafter, the term will be extended by one year so that the remaining term will again be one year.  As of March 28, 2011, Ms. Tuttle is paid a salary of $100,000, which may be increased annually by the board of directors.  She is also eligible to participate in any of our pension, profit sharing, bonus, life insurance, hospitalization, major medical, and other employee benefit plans and programs.

If we terminate the employment agreement for Ms. Tuttle without cause, she will be entitled to severance in an amount equal to her then current monthly base salary multiplied by 6, excluding any bonus.  If Ms. Tuttle, following a change in control of our Company, terminates her employment for good reason, she will be entitled to severance compensation of her then current monthly salary for a period of 12 months, plus accrued bonus, and all outstanding options and incentives will vest immediately.

We also entered into an employment agreement with Schaefer M. Carpenter on December 10, 2008 to serve as an executive vice president of the Bank.  This agreement has a term of one year.  At the end of the initial one-year term and on the anniversary date each year thereafter, the term will be extended by one year so that the remaining term will again be one year.  As of March 28, 2011, Mr. Carpenter is paid a salary of $101,350, which may be increased annually by the board of directors.  He is also eligible to participate in any of our pension, profit sharing, bonus, life insurance, hospitalization, major medical, and other employee benefit plans and programs.

Mr. Carpenter’s employment agreement provides that during the term of employment and for a period of 12 months following termination he may not (a) compete with us by, directly or indirectly, forming, serving as an organizer, director or officer of, employee or agent, or consultant to, or acquiring or maintaining more than a 1% passive investment in, a depository financial institution or holding company thereof if such depository institution or holding company has one or more offices or branches within 30 miles of our main office or any other offices, (b) solicit our clients with which he had contact in connection with products and services provided by us for the purpose of providing financial services, or (c) solicit our employees.

If we terminate the employment agreement for Mr. Carpenter without cause, he will be entitled to severance in an amount equal to his then current monthly base salary multiplied by 6, excluding any bonus.  If Mr. Carpenter, following a change in control of our Company, terminates his employment for good reason, he will be entitled to severance compensation of his then current monthly salary for a period of 12 months, plus accrued bonus, and all outstanding options and incentives will vest immediately.

Director Compensation

In 2010, we did not pay our outside directors fees for board meeting or committee meeting attendance. We do not currently have approved plans to pay our outside directors for board meeting or committee meeting attendance.

In July 2008, we granted 5,000 stock options to each of our two then-new directors, A. Alexander McLean, III and Donald H. Rex, Jr.  These options were granted at an exercise price of $10.00 per share, vest at a rate of 33% each year on the first three anniversaries of the date of grant and expire on July 22, 2018.

In conjunction with the opening of the Bank in 2005, each director and the organizer, Paul P. Lam, received a warrant to purchase one share of common stock at a purchase price of $10.00 per share for every share purchased by that individual, up to a maximum of 25,000 shares of our common stock.  In total, we granted our directors and the organizer, Paul P. Lam, warrants to purchase 412,500 shares of common stock exercisable until May 16, 2015.  At December 31, 2010, 337,500 warrants remained outstanding, as 50,000 warrants were forfeited in May 2008 when the board terms for directors Carpenter and Hamby expired, and 25,000 warrants were forfeited in October 2009 when Dr. Ray Samuels retired from the board.

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

(1)          At our annual meeting of shareholders held on May 16, 2006, shareholders approved the Independence Bancshares, Inc. 2005 Stock Incentive Plan.  The 260,626 of shares of common stock available for issuance under the plan will automatically increase each time we issue additional shares so that it continues to equal 12.5% of our total outstanding shares.

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

The following table shows how much common stock in the Company is owned by the directors and nominees, organizer, certain executive officers, and owners of more than 5% of the outstanding common stock, as of March 28, 2011.  Unless otherwise indicated, the mailing address for each beneficial owner is care of Independence Bancshares, Inc., 500 East Washington St., Greenville, South Carolina 29601.

Name	Number of Shares Owned(1)	Right to Acquire(2)	Percentage of Beneficial Ownership(3)

Robert M. Austell	25,000	25,000	2.37%
John W. Burnett, Sr.	40,600	25,000	3.11%
Schaefer M. Carpenter	1,000	20,885	1.04%
Billy J. Coleman	51,500	25,000	3.63%
Jose De Ocampo	25,100	25,000	2.37%
H. Neel Hipp, Jr.	68,000	25,000	4.41%
James D. King	1,000	25,000	1.23%
Paul P. Lam, organizer	101,500	25,000	6.00%
William R. Mathis	25,100	25,000	2.37%
A. Alexander McLean, III	10,000	3,333	*
Lawrence R. Miller	12,500	55,385	3.17%
E. Fred Moore	1,000	21,885	1.09%
Sudhirkumar C. Patel	26,000	25,000	2.42%
Hasmukh P. Rama	101,500	25,000	6.00%
Donald H. Rex, Jr.	21,750	3,333	1.20%
Katie N. Tuttle	300	14,385	*
Charles D. Walters	75,000	25,000	4.74%
Roger W. Walters	45,000	25,000	3.32%
Vivian A. Wong	54,000	25,000	3.74%

All directors and executive officers as a group (18 persons)	584,350	419,206	40.07%

*Indicates less than 1%

(1)                                  Includes shares for which the named person has sole voting and investment power, has shared voting and investment power with a spouse, or holds in an IRA or other retirement plan program, unless otherwise indicated in these footnotes.

(2)                                  Includes shares that may be acquired within 60 days of the date of this filing by exercising vested stock options and warrants but does not include any unvested stock options or warrants.  Each of our directors, with the exception of A. Alexander McLean, III and Donald H. Rex, Jr., and Paul P. Lam served as organizers of our Bank.  Each of these organizing directors and Mr. Lam received a warrant to purchase one share of common stock at a purchase price of $10.00 per share for every share purchased by that individual, up to a maximum of 25,000 warrants, in our initial public offering as compensation for the risks taken in forming the Bank, including their personal guarantees of the original line of credit.  These warrants cover an aggregate of 337,500 shares and are exercisable until May 16, 2015.   A. Alexander McLean, III and Donald H. Rex, Jr. each received 5,000 stock options on July 22, 2008 as discussed under “Director Compensation” above.

(3)                                  For each individual, this percentage is determined by assuming the named person exercises all options and warrants which he or she has the right to acquire within 60 days, but that no other persons exercise any options or warrants.  For the directors and executive officers as a group, this percentage is determined by assuming that each director and executive officer exercises all options and warrants which he or she has the right to acquire within 60 days, but that no other persons exercise any options or warrants.  The calculations are based on 2,085,010 shares of common stock outstanding on March 28, 2011.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

We enter into banking and other transactions in the ordinary course of business with our directors and officers of the Company and the Bank and their affiliates.  It is our policy that these transactions be on substantially the same terms (including price, interest rates or collateral) as those prevailing at the time for comparable transactions with unrelated parties.  We do not expect these transactions to involve more than the normal risk of collectability nor present other unfavorable features to us.  Loans to individual directors and officers must also comply with our Bank’s lending policies and statutory lending limits, and directors with a personal interest in any loan application are excluded from the consideration of the loan application.  We intend for all of our transactions with our affiliates to be on terms no less favorable to us than could be obtained from an unaffiliated third party and to be approved by a majority of disinterested directors.

We apply the definition of independent director as defined by Nasdaq Rule 5605(a)(2).  In accordance with this guidance, all directors of the Company are considered independent with the exception of Lawrence R. Miller, our president and chief executive officer.

Item 14.  Principal Accounting Fees and Services.

Elliott Davis, LLC was our auditor during the fiscal year ended December 31, 2010. A representative of Elliott Davis, LLC will be present at the annual meeting and will be available to respond to appropriate questions and will have the opportunity to make a statement if he or she desires to do so.  The following table shows the fees that we paid for services performed in fiscal years ended December 31, 2010 and 2009:

	Years Ended December 31,
	2010	2009

Audit Fees	$51,250	$49,750
Tax Fees	6,120	6,128

Total	$57,370	$55,878

Audit Fees

This category includes the aggregate fees billed for professional services rendered by the independent auditors during the Company’s 2010 and 2009 fiscal years for the audit of the Company’s consolidated annual financial statements and quarterly reports on Form 10-Q.

Tax Fees

This category includes the aggregate fees billed for tax services rendered in the preparation of federal and state income tax returns for the Company and its subsidiaries.

Oversight of Accountants; Approval of Accounting Fees

Under the provisions of its charter, the audit committee is responsible for the retention, compensation, and oversight of the work of the independent auditors.  The charter provides that the audit committee must pre-approve the fees paid for the audit.  The audit committee may delegate approval of non-audit services and fees to one or more designated audit committee members.  The designated committee member is required to report such pre-approval decisions to the full audit committee at the next scheduled meeting.  The policy specifically prohibits certain non-audit services that are prohibited by securities laws from being provided by an independent auditor.  All of the accounting services and fees reflected in the table above were reviewed and approved by the audit committee, and none of the services were performed by individuals who were not employees of the independent auditor.

Part IV

Item 15.  Exhibits.

21.1               Subsidiaries of the Company. *

23.1               Consent of Elliott Davis, LLC. *

31.1               Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2               Rule 13a-14(a) Certification of the Principal Financial Officer.

32                        Section 1350 Certifications. *

* Included with the Independence Bancshares, Inc. Annual Report on Form 10-K for the year ended December 31, 2010, filed March 7, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENCE BANCSHARES, INC.

Date: March 28, 2011	By:	/s/ Lawrence R. Miller
Lawrence R. Miller
Chief Executive Officer

Date: March 28, 2011	By:	/s/ Katie N. Tuttle
Katie N. Tuttle
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

21.1	Subsidiaries of the Company. *

23.1	Consent of Elliott Davis, LLC. *

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications. *

* Included with the Independence Bancshares, Inc. Annual Report on Form 10-K for the year ended December 31, 2010, filed March 7, 2011.