Form 10-Q
period 2011-03-31
Independence Bancshares, Inc.
filed 2011-05-13
CIK 1311828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  2,085,010 shares of common stock, $.01 par value per share, were issued and outstanding as of May 13, 2011.

Independence Bancshares, Inc.

Part I - Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets

	March 31, 2011	December 31, 2010
	(unaudited)	(audited)
Assets
Cash and due from banks	$5,501,648	$2,993,102
Federal funds sold	8,885,000	7,700,000
Investment securities available for sale	10,177,676	10,652,733
Non-marketable equity securities	1,296,450	1,400,350
Loans, net of allowance for loan losses of $3,123,772 and $3,062,492, respectively	87,306,593	91,402,749
Accrued interest receivable	293,668	291,499
Property and equipment, net	3,639,522	3,687,386
Other real estate owned and repossessed assets	2,256,717	2,537,259
Other assets	1,278,181	1,145,890
Total assets	$120,635,455	$121,810,968

Liabilities
Deposits:
Noninterest bearing	$6,886,400	$5,710,240
Interest bearing	97,571,600	98,370,429
Total deposits	104,458,000	104,080,669

Borrowings	7,036,921	7,065,479
Accrued interest payable	64,677	69,473
Accounts payable and accrued expenses	102,120	144,003
Total liabilities	111,661,718	111,359,624

Commitments and contingencies

Shareholders’ equity
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued	—	—
Common stock, par value $.01 per share; 10,000,000 shares authorized; 2,085,010 shares issued and outstanding	20,850	20,850
Additional paid-in capital	21,098,785	21,095,485
Accumulated other comprehensive income	35,120	34,725
Accumulated deficit	(12,181,018)	(10,699,716)

Total shareholders’ equity	8,973,737	10,451,344

Total liabilities and shareholders’ equity	$120,635,455	$121,810,968

The accompanying notes are an integral part of these consolidated financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2011	2010
Interest income
Loans	$1,115,729	$1,273,279
Investment securities	75,737	63,490
Federal funds sold and other	12,226	11,085
Total interest income	1,203,692	1,347,854

Interest expense
Deposits	387,278	563,094
Borrowings	52,146	132,011
Total interest expense	439,424	695,105

Net interest income	764,268	652,749

Provision for loan losses	870,000	100,000

Net interest income after provision for loan losses	(105,732)	552,749

Noninterest income	54,734	72,025

Noninterest expenses
Compensation and benefits	413,973	527,480
Net write-downs and losses on other real estate owned and repossessed assets	445,795	232,055
Occupancy and equipment	147,720	147,959
Insurance	125,662	113,364
Data processing and related costs	76,316	73,799
Professional fees	72,815	63,050
Marketing	15,292	25,131
Telephone and supplies	15,923	18,131
Other	116,808	53,546
Total noninterest expenses	1,430,304	1,254,515

Loss before income tax benefit	(1,481,302)	(629,741)

Income tax benefit	—	—

Net loss	$(1,481,302)	$(629,741)

Loss per common share — basic and diluted	$(0.71)	$(0.30)

Weighted average common shares outstanding — basic and diluted	2,085,010	2,085,010

The accompanying notes are an integral part of these consolidated financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Changes

In Shareholders’ Equity and Comprehensive Income (Loss)

(unaudited)

				Accumulated
				other
	Common stock		Additional	comprehensive	Accumulated
	Shares	Amount	paid-in capital	income (loss)	deficit	Total

December 31, 2009	2,085,010	$20,850	$20,997,135	$23,052	$(4,354,170)	$16,686,867
Compensation expense related to stock options granted	—	—	37,500	—	—	37,500
Net loss	—	—	—	—	(629,741)	(629,741)
Unrealized loss on investment securities available for sale, net of tax	—	—	—	(18,114)	—	(18,114)
Total comprehensive loss	—	—	—	—	—	(647,855)
March 31, 2010	2,085,010	$20,850	$21,034,635	$4,938	$(4,983,911)	$16,076,512

December 31, 2010	2,085,010	$20,850	$21,095,485	$34,725	$(10,699,716)	$10,451,344
Compensation expense related to stock options granted	—	—	3,300	—	—	3,300
Net loss	—	—	—	—	(1,481,302)	(1,481,302)
Unrealized gain on investment securities available for sale, net of tax	—	—	—	395	—	395
Total comprehensive loss	—	—	—	—	—	(1,480,907)
March 31, 2011	2,085,010	$20,850	$21,098,785	$35,120	$(12,181,018)	$8,973,737

The accompanying notes are an integral part of these consolidated financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2011	2010
Operating activities
Net loss	$(1,481,302)	$(629,741)
Adjustments to reconcile net loss to cash used in operating activities
Provision for loan losses	870,000	100,000
Depreciation	49,267	50,148
Amortization of investment securities discounts, net	6,550	15,555
Compensation expense related to stock options granted	3,300	37,500
Net write-downs and losses on other real estate owned and repossessed assets	445,795	232,055
(Increase) decrease in other assets, net	(134,460)	90,941
Decrease in other liabilities, net	(46,883)	(29,525)
Net cash used in operating activities	(287,733)	(133,067)

Investing activities
Repayments of loans, net	2,516,656	2,689,213
Purchase of investment securities available for sale	(822,191)	—
Maturity of investment securities available for sale	1,000,000	—
Repayments of investment securities available for sale	291,297	648,189
Redemption of non-marketable equity securities, net	103,900	—
Purchase of property and equipment, net	(1,403)	(10,989)
Sale of other real estate owned and repossessed assets	544,247	317,945
Net cash provided by investing activities	3,632,506	3,644,358

Financing activities
Increase in deposits, net	377,331	5,157,297
Decrease in borrowings	(28,558)	(2,103,898)
Net cash provided by financing activities	348,773	3,053,399

Net increase in cash and cash equivalents	3,693,546	6,564,690

Cash and cash equivalents at beginning of the period	10,693,102	10,224,360

Cash and cash equivalents at end of the period	$14,386,648	$16,789,050

Supplemental information:
Cash paid for
Interest	$444,220	$723,534
Schedule of non-cash transactions
Change in unrealized gain on securities, net of tax	$395	$(18,114)
Loans transferred to other real estate owned	$709,500	$—

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for 2010 as filed with the Securities and Exchange Commission.

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements.  Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Management performed an evaluation to determine whether or not there have been any subsequent events since the balance sheet date, and concluded that no subsequent events had occurred requiring accrual or disclosure through the date of this filing.

Recent Regulatory Developments

On January 20, 2010, the Bank entered into a Formal Agreement (the “Formal Agreement”) with its primary regulator, the Office of the Comptroller of the Currency (the “OCC”).  The Formal Agreement seeks to enhance the Bank’s existing practices and procedures in the areas of management oversight, strategic and capital planning, credit risk management, credit underwriting, liquidity, and funds management.  In addition, the OCC has established individual minimum capital ratio levels for the Bank that are higher than the minimum and well capitalized ratios applicable to all banks.  The Bank must maintain total risk-based capital of at least 12%, Tier 1 capital of at least 10%, and a leverage ratio of at least 9%.  The Board of Directors and management of the Bank have been aggressively working to address the findings of the exam that led to the Formal Agreement and will continue to work to comply with all the requirements of the Formal Agreement.  As of September 30, 2010, the Bank fell below the established individual minimum capital ratios for leverage and total risk-based capital, and as of March 31, 2011, the Bank also fell below the established individual minimum capital ratio for Tier 1 capital.  As of March 31, 2011, total risk-based capital was 10.3% compared to the required 12%, Tier 1 capital was 9.0% compared to the required 10%, and leverage ratio was 7.3% compared to the required 9%.  However, the Bank is still considered to be well capitalized by the OCC as the Bank’s capital levels remain above the well capitalized ratio levels applicable to banks not subject to formal capital directives.  For additional information on the Formal Agreement, including actions the Bank has taken in response to the Formal Agreement, see “Management’s Discussion and Analysis — Recent Regulatory Developments” and “Management’s Discussion and Analysis — Results of Operations — Capital Resources.”

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies is included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2010.  For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for 2010 as filed with the Securities and Exchange Commission.  Accounting standards that have been issued or proposed by the Financial Accounting Standards Board that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Cash and Cash Equivalents - For purposes of reporting cash flows, cash and cash equivalents include cash, amounts due from banks and federal funds sold.  Generally, federal funds are sold for one-day periods.  Due to the short term nature of cash and cash equivalents, the carrying amount of these instruments is deemed to be a reasonable estimate of fair value.

Loss per Share - Basic loss per share represents net loss divided by the weighted-average number of common shares outstanding during the period.  Dilutive loss per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued.  Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method.  For the three month periods ended March 31, 2011 and 2010, as a result of the Company’s net loss, all of the potential common shares were considered anti-dilutive.

Fair Value Measurements - The Company determines the fair market values of its financial instruments based on the fair value hierarchy established in FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”), which provides a framework for measuring and disclosing fair value under generally accepted accounting principles.  ASC Topic 820 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available-for-sale investment securities) or on a nonrecurring basis (for example, impaired loans).

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

Income Taxes - The Company accounts for income taxes in accordance with FASB ASC Topic 740, “Income Taxes”. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the consolidated financial statements or tax returns.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Valuation allowances are established to reduce deferred tax assets if it is determined to be “more likely than not” that all or some portion of the potential deferred tax asset will not be realized.  For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for 2010 as filed with the Securities and Exchange Commission.

We did not recognize any income tax benefit for the three months ended March 31, 2011 or 2010.  Accounting literature states that a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized.  The determination of whether a deferred tax asset is realizable is based on weighting all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified.  During our quarterly analysis of the valuation allowance recorded against our deferred tax assets, we determined that it was not more likely than not that our deferred tax assets will be recognized in future years due to the continued decline in credit quality and the resulting impact on net interest margin, increased net losses, and negative impact on capital as a result of provision for loan losses and write-downs on other real estate owned.

The Company believes that its income tax filing positions taken or expected to be taken in its tax returns will more likely than not be sustained upon audit by the taxing authorities, and does not anticipate any adjustments that will result in a material adverse impact on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740, “Income Taxes”.

Recently Issued Accounting Pronouncements - The following is a summary of recent authoritative pronouncements that may affect our accounting, reporting, and disclosure of financial information:

In July 2010, the Receivables topic of the Accounting Standards Codification (“ASC”) was amended by Accounting Standards Update (“ASU”) 2010-20 to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments require the allowance disclosures to be provided on a disaggregated basis.  The Company is required to include these disclosures in its interim and annual financial statements.  See Note 4 for applicable disclosures.

Disclosures about Troubled Debt Restructurings (“TDRs”) required by ASU 2010-20 were deferred by the Financial Accounting Standards Board (“FASB”) in ASU 2011-01 issued in January 2011. In April 2011, the FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a TDR.   The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present.  Disclosures related to TDRs under ASU 2010-20 will be effective for reporting periods beginning after June 15, 2011.

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

	March 31, 2011
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Government-sponsored enterprises	$4,000,000	$3,594	$(34,812)	$3,968,782
Mortgage-backed securities	5,751,277	93,494	(22,442)	5,822,329
Municipals, taxable	373,187	13,378	—	386,565

Total investment securities	$10,124,464	$110,466	$(57,254)	$10,177,676

	December 31, 2010
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Government-sponsored enterprises	$5,000,000	$12,723	$(37,007)	$4,975,716
Mortgage-backed securities	5,226,829	87,186	(24,588)	5,289,427
Municipals, taxable	373,291	14,299	—	387,590

Total investment securities	$10,600,120	$114,208	$(61,595)	$10,652,733

At March 31, 2011, the investment portfolio included an unrealized gain of approximately $53,000. At March 31, 2011, the investment portfolio included five securities with a fair value of $4,940,429 and an amortized cost of $4,997,683 that had been in an unrealized loss position for less than twelve months and no securities in a loss position for more than twelve months.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in the fair value of these investment securities available for sale is attributed to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.  The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature. At March 31, 2010, the investment portfolio included six securities with a fair value of $5,891,045 and an amortized cost of $5,930,480 that had been in an unrealized loss position for less than twelve months and no securities in a loss position for more than twelve months.

NOTE 4 — LOANS

At March 31, 2011, our gross loan portfolio consisted primarily of $59.6 million of commercial real estate loans, $12.6 million of commercial business loans, and $18.3 million of consumer and home equity loans.  Our current loan portfolio composition is not materially different than the loan portfolio composition disclosed in the footnotes to the consolidated financial statements included in our Annual Report on Form 10-K for 2010 as filed with the SEC.

Loan Performance and Asset Quality

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

The following table summarizes delinquencies and nonaccruals, by portfolio class, as of March 31, 2011 and December 31, 2010.

	Single and multifamily residential real estate	Construction and development	Commercial real estate - other	Commercial business	Consumer	Total
March 31, 2011
30-59 days past due	$1,027,731	$—	$—	$78,767	$—	$1,106,498
60-89 days past due	—	—	—	764	6,979	7,743
Nonaccrual	2,017,236	9,845,911	1,430,870	—	—	13,294,017
Total past due and nonaccrual	3,044,967	9,845,911	1,430,870	79,531	6,979	14,408,258
Current	22,723,793	7,145,117	32,196,165	12,559,412	1,488,919	76,113,406
Total loans	$25,768,760	$16,991,028	$33,627,035	$12,638,943	$1,495,898	$90,521,664

	Single and multifamily residential real estate	Construction and development	Commercial real estate - other	Commercial business	Consumer	Total
December 31, 2010
30-59 days past due	$16,902	$—	$428,273	$1,409	$7,576	$454,160
60-89 days past due	—	145,718	97,680	—	—	243,398
Nonaccrual	3,098,499	8,069,557	861,432	—	—	12,029,488
Total past due and nonaccrual	3,115,401	8,215,275	1,387,385	1,409	7,576	12,727,046
Current	24,292,606	10,994,198	32,630,608	12,260,814	1,651,994	81,830,220
Total loans	$27,408,007	$19,209,473	$34,017,993	$12,262,223	$1,659,570	$94,557,266

At March 31, 2011 and December 31, 2010, there were nonaccrual loans of $13.3 million and $12.0 million, respectively.  Foregone interest income related to nonaccrual loans equaled $170,457 and $196,716 for the quarters ended March 31, 2011 and 2010, respectively.  No interest income was recognized on nonaccrual loans during for the quarters ended March 31, 2011 and 2010.  At both March 31, 2011 and December 31, 2010, there were no accruing loans which were contractually past due 90 days or more as to principal or interest payments.

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

The following table summarizes management’s internal credit risk grades, by portfolio class, as of March 31, 2011 and December 31, 2010.

	Single and multifamily residential real estate	Construction and development	Commercial real estate - other	Commercial business	Consumer	Total
March 31, 2011
Pass Loans	$15,053,301	$928,635	$—	$—	$1,421,425	$17,403,361
Grade 1 - Prime	—	—	—	65,429	—	65,429
Grade 2 - Good	43,664	299,047	494,770	140,092	—	977,573
Grade 3 - Acceptable	2,023,803	465,328	16,324,265	6,318,615	—	25,132,011
Grade 4 — Acceptable w/ Care	5,883,609	4,016,013	12,511,197	5,906,481	—	28,317,300
Grade 5 — Special Mention	733,473	108,325	1,491,327	208,326	—	2,541,451
Grade 6 - Substandard	2,030,910	11,173,680	2,805,476	—	74,473	16,084,539
Grade 7 - Doubtful	—	—	—	—	—	—
Total loans	$25,768,760	$16,991,028	$33,627,035	$12,638,943	$1,495,898	$90,521,664

	Single and multifamily residential real estate	Construction and development	Commercial real estate - other	Commercial business	Consumer	Total
December 31, 2010
Pass Loans	$15,304,972	$937,399	$—	$—	$1,585,097	$17,827,468
Grade 1 - Prime	—	—	—	65,429	—	65,429
Grade 2 - Good	44,312	323,784	253,851	130,628	—	752,575
Grade 3 - Acceptable	1,936,575	1,429,714	16,769,211	5,964,501	—	26,100,001
Grade 4 — Acceptable w/ Care	5,488,792	4,547,604	14,142,081	5,884,011	—	30,062,488
Grade 5 — Special Mention	1,534,857	3,755,697	1,381,947	217,654	—	6,890,155
Grade 6 - Substandard	3,098,499	8,215,275	1,470,903	—	74,473	12,859,150
Grade 7 - Doubtful	—	—	—	—	—	—
Total loans	$27,408,007	$19,209,473	$34,017,993	$12,262,223	$1,659,570	$94,557,266

Loans graded one through four are considered “pass” credits.  As of March 31, 2011, approximately 59% of the loan portfolio had a credit grade of Acceptable or Acceptable with Care.  For loans to qualify for this grade, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment. As of March 31, 2011, we had loans totaling $2.5 million classified as special mention.  This classification is utilized when an initial concern is identified about the financial health of a borrower.  Loans are designated as such in order to be monitored more closely than other credits in the loan portfolio.  At March 31, 2011, substandard loans totaled $16.1 million, with all but one loan being collateralized by real estate.  Substandard credits are evaluated for impairment on a quarterly basis.

The Company identifies impaired loans through its normal internal loan review process.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Loans on the Company’s problem loan watch list are considered potentially impaired loans.  Generally, once loans are considered impaired, they are moved to nonaccrual status and recognition of interest income is discontinued.  Impairment is measured on a loan-by-loan basis based on the determination of the most probable source of repayment which is usually liquidation of the underlying collateral, but may also include discounted future cash flows, or in rare cases, the market value of the loan itself.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

At March 31, 2011, impaired loans totaled $13.3 million, all of which were valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral.  Market values were obtained using independent appraisals, updated in accordance with our reappraisal policy, or other market data such as recent offers to the borrower.  As of March 31, 2011, we had loans totaling approximately $2.8 million that were classified in accordance with our loan rating policies but were not considered impaired.  The following table summarizes information relative to impaired loans, by portfolio class, at March 31, 2011 and December 31, 2010.

	Unpaid principal balance	Recorded investment	Related allowance	Average impaired investment	Interest income
March 31, 2011
With no related allowance recorded:
Single and multifamily residential real estate	$102,083	$102,083	$—	$102,083	$—
Construction and development	2,786,299	2,480,300	—	1,466,650	—
Commercial real estate - other	768,815	768,815	—	529,596	—
With related allowance recorded:
Single and multifamily residential real estate	2,148,731	1,915,153	196,154	2,455,784	—
Construction and development	8,458,792	7,365,611	879,993	7,563,943	—
Commercial real estate - other	754,482	662,055	152,000	921,290	9,907
Total:
Single and multifamily residential real estate	2,250,814	2,017,236	196,154	2,557,867	—
Construction and development	11,245,091	9,845,911	879,993	9,030,593	—
Commercial real estate - other	1,523,297	1,430,870	152,000	1,450,886	9,907
	$15,019,202	$13,294,017	$1,228,147	$13,039,346	$9,907
December 31, 2010
With no related allowance recorded:
Single and multifamily residential real estate	$102,083	$102,083	$—	$248,045	$—
Construction and development	453,000	453,000	—	2,800,727	—
Commercial real estate - other	290,377	290,377	—	58,075	—
Commercial business	—	—	—	5,743	—
With related allowance recorded:
Single and multifamily residential real estate	3,413,462	2,996,415	551,415	1,862,302	13,222
Construction and development	8,415,920	7,762,275	768,358	5,141,497	8,584
Commercial real estate - other	1,218,225	1,180,526	251,971	453,294	10,152
Commercial business	—	—	—	8,818	441
Total:
Single and multifamily residential real estate	3,515,545	3,098,498	551,415	2,110,347	13,222
Construction and development	8,868,920	8,215,275	768,358	7,942,224	8,584
Commercial real estate - other	1,508,602	1,470,903	251,971	511,369	10,152
Commercial business	—	—	—	14,561	441
	$13,893,067	$12,784,676	$1,571,744	$10,578,501	$32,399

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

At March 31, 2011, the principal balance of troubled debt restructurings totaled $1.3 million.  All troubled debt restructurings were considered classified, impaired, and in nonaccrual status at March 31, 2011.  All restructured loans are currently performing as expected under the new terms.  A troubled debt restructuring can be removed from “troubled’ status once there is sufficient history of demonstrating the borrower can service the credit under market terms.  We currently consider sufficient history to be approximately six months.

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

The following table summarizes activity related to our allowance for loan losses for the quarter ended March 31, 2011, by portfolio segment.

	Single and multifamily residential real estate	Construction and development	Commercial real estate - other	Commercial business	Consumer	Total
March 31, 2011
Allowance for loan losses:
Balance, beginning of year	$859,255	$1,365,914	$473,504	$306,791	$57,028	$3,062,492
Provision for loan losses	135,359	740,328	35,240	(37,345)	(3,582)	870,000
Loan charge-offs	(360,696)	(636,432)	(25,706)	—	—	(1,022,834)
Loan recoveries	—	—	—	214,114	—	214,114
Net loans charged-off	(360,696)	(636,432)	(25,706)	214,114	—	(808,720)
Balance, end of year	$633,918	$1,469,810	$483,038	$483,560	$53,446	$3,123.772

Individually reviewed for impairment	$196,154	$879,993	$152,000	$—	$—	$1,228,147
Collectively reviewed for impairment	437,764	589,817	331,038	483,560	53,446	1,895,625
Total allowance for loan losses	$633,918	$1,469,810	$483,038	$483,560	$53,446	$3,123.772

Gross loans, end of period:
Individually reviewed for impairment	$2,017,236	$9,845,911	$1,430,870	$—	$—	$13,294,017
Collectively reviewed for impairment	23,751,524	7,145,117	32,196,165	12,638,943	1,495,898	77,227,647
Total gross loans	$25,768,760	$16,991,028	$33,627,035	$12,638,943	$1,495,898	$90,521,664

Portions of the allowance for loan losses may be allocated for specific loans or portfolio segments.  However, the entire allowance for loan losses is available for any loan that, in management’s judgment, should be charged-off. For the quarter ended March 31, 2011, we began using our own historical charge-off history versus that of our peers.  As a result, there were small decreases in the commercial real estate and consumer segments which were offset by increases in the other real estate segments.   While management utilizes the best judgment and information available to it, the ultimate adequacy of the allowance for loan losses depends on a variety of factors beyond our control, including the performance of our loan portfolio, the economy, changes in interest rates, and the view of the regulatory authorities toward loan classifications.  If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.  There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

NOTE 5 — FAIR VALUE

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

Available-for-sale investment securities ($10.2 million at March 31, 2011) are carried at fair value and measured on a recurring basis using Level 2 inputs (other observable inputs).  Fair values are estimated by using bid prices and quoted prices of pools or tranches of securities with similar characteristics.

We do not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and a specific reserve within the allowance for loan losses is established or the loan is charged down to the fair value less costs to sell.  At March 31, 2011, all impaired loans were evaluated on a nonrecurring basis based on the market value of the underlying collateral.  Market values are generally obtained using independent appraisals or other market data, which the Company considers to be level 2 inputs (other observable inputs).  The aggregate carrying amount, net of specific reserves, of impaired loans carried at fair value at March 31, 2011 was $8.7 million.

Other real estate owned and repossessed assets, consisting of properties or other collateral obtained through foreclosure or in satisfaction of loans, are carried at fair value and measured on a non-recurring basis.  Market values are generally obtained using independent appraisals or other current market information, including but not limited to offers received on a property, which the Company considers to be level 2 inputs (other observable inputs).  The carrying amount of other real estate owned and repossessed assets carried at fair value at March 31, 2011was $2.3 million.

The Company has no assets whose fair values are measured using Level 1 or Level 3 inputs.  The Company also has no liabilities carried at fair value or measured at fair value.

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

The estimated fair values of the Company’s financial instruments at March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and due from banks	$5,501,648	$5,501,648	$2,993,102	$2,993,102
Federal funds sold	8,885,000	8,885,000	7,700,000	7,700,000
Investment securities available for sale	10,177,676	10,177,676	10,652,733	10,652,733
Non-marketable equity securities	1,296,450	1,296,450	1,400,350	1,400,350
Loans, net	87,306,593	77,267,469	91,402,749	81,790,605

Financial Liabilities:
Deposits	104,458,000	104,820,754	104,080,669	104,535,470
Federal Home Loan Bank advances	7,000,000	7,302,628	7,000,000	7,325,072
Securities sold under agreements to repurchase	36,921	36,921	65,479	65,479

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

These risks are exacerbated by the developments over the last three years in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will continue to have on our Company.  Beginning in 2008 and continuing through the first quarter of 2011, the capital and credit markets experienced unprecedented levels of extended volatility and disruption.  There can be no assurance that these unprecedented developments will not continue to materially and adversely affect our business, financial condition and results of operations.

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

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and with general practices within the banking industry in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to our audited consolidated financial statements as of December 31, 2010, as filed in our Annual Report on Form 10-K.

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

Overview

The following discussion describes our results of operations for the three month periods ended March 31, 2011 and 2010 and also analyzes our financial condition as of March 31, 2011.

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

Markets in the United States and elsewhere have experienced extreme volatility and disruption over the past three plus years.  These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence.  Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans.  Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions.  Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance.  In response to the challenges facing the financial services sector, beginning in 2008 a multitude of new regulatory and governmental actions have been announced including the Emergency Economic Stabilization Act, approved by Congress and signed by President Bush on October 3, 2008, and the American Recovery and Reinvestment Act on February 17, 2009, among others.  Some of the more recent actions include:

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

•                  On September 27, 2010, the U.S. President signed into law the Small Business Jobs Act of 2010 (the “Act”).  The Small Business Lending Fund (the “SBLF”), which was enacted as part of the Act, is a $30 billion fund that encourages lending to small businesses by providing Tier 1 capital to qualified community banks with assets of less than $10 billion. On December 21, 2010, the U.S. Treasury published the application form, term sheet and other guidance for participation in the SBLF.  Under the terms of the SBLF, the Treasury will purchase shares of senior preferred stock from banks, bank holding companies, and other financial institutions that will qualify as Tier 1 capital for regulatory purposes and rank senior to a participating institution’s common stock. The application deadline for participating in the SBLF is May 16, 2011. Based on the program criteria, we do not plan to participate in the SBLF.

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

•                  In November 2010, the FDIC approved two proposals that amend the deposit insurance assessment regulations. The first proposal implements a provision in the Dodd-Frank Act that changes the assessment base from one based on domestic deposits (as it has been since 1935) to one based on assets. The assessment base changes from adjusted domestic deposits to average consolidated total assets minus average tangible equity.  The second proposal changes the deposit insurance assessment system for large institutions in conjunction with the guidance given in the Dodd-Frank Act.  In February 2011, the FDIC approved the final rules that change the assessment base from domestic deposits to average assets minus average tangible equity, adopt a new scorecard-based assessment system for financial institutions with more than $10 billion in assets, and finalize the designated reserve ratio target size at 2.0% of insured deposits.  We elected to voluntarily participate in the unlimited deposit insurance component of the Treasury’s Transaction Account Guarantee Program (“TAGP”) through December 31, 2010.  Coverage under the program was in addition to and separate from the basic coverage available under the FDIC’s general deposit insurance rules. As a result of the Dodd-Frank Act that was signed into law on July 21, 2010, the program ended on December 31, 2010, and all institutions are now required to provide full deposit insurance on noninterest-bearing transaction accounts until December 31, 2012. There will not be a separate assessment for this as there was for institutions participating in the deposit insurance component of the TAGP.

•                  On December 16, 2010, the Federal Reserve issued a proposal to implement a provision in the Dodd-Frank Act that requires the Federal Reserve to set debit card interchange fees. The proposed rule, if implemented in its current form, would result in a significant reduction in debit-card interchange revenue. Though the rule technically does not apply to institutions with less than $10 billion in assets, there is concern that the price controls may harm community banks, which could be pressured by the marketplace to lower their own interchange rates.

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

The Board adopted the Bank’s strategic plan, including the required capital program, on March 3, 2010 which was submitted to the OCC on March 8, 2010.  The Bank has also taken steps to implement this strategic plan and capital program.  Management revised the capital program based on the OCC’s review.  The revised plan was resubmitted to the OCC on November 1, 2010.  Management is in the process of updating the strategic plan which will be submitted to the OCC by June 30, 2011.

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

Throughout 2010 and thus far in 2011, management has actively monitored liquidity and has provided detailed monthly reports to the Asset Liability Committee and the full Board of Directors for review.

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

As of March 31, 2011, the Bank has increased its liquidity position to 20.3% from 13.6% as of December 31, 2009.  In addition, the Bank decreased wholesale funding reliance by $19.9 million in 2010 and an additional $3.0 million in the first quarter of 2011.

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

Through March 31, 2011, we are not aware of any violations of this provision of the Formal Agreement. All extensions of credit or modifications related to a criticized borrower have been properly approved by the Board.

Adopt and implement, within 60 days of the effective date of the Formal Agreement, an updated and comprehensive policy for determining the adequacy of the Bank’s allowance for loan losses, which must provide for a review of the Bank’s allowance for loan losses by the Board at least once each calendar quarter.

The Bank’s Allowance for Loan Losses methodology and model was reviewed and approved by the Bank’s Board of Directors on April 28, 2010 and was submitted to the OCC on May 3, 2010. Management revised the Allowance for Loan Losses methodology and model based on the OCC’s review. Management resubmitted this information to the OCC in December 2010 and updated the written policy to reflect these revisions. The updated policy was submitted on May 4, 2011.

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

Throughout 2010 and thus far in 2011, management has provided detailed monthly reports to the Board of Directors detailing information required in this provision of the Formal Agreement.

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

As of March 31, 2011, we are not aware of any violations of this provision of the Formal Agreement.

Ensure, within 60 days of the effective date of the Formal Agreement, proper collateral documentation is maintained on all loans and correct each collateral exception listed by the OCC or any other bank examiner.

As of March 31, 2011, we are not aware of any violations of this provision of the Formal Agreement.

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

As of March 31, 2011, we are not aware of any violations of this provision of the Formal Agreement.

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

In addition, the OCC has established individual minimum capital ratio levels for the Bank that are higher than the minimum and well capitalized ratios applicable to all banks.  Specifically, the Bank must maintain total risk-based capital of at least 12%, Tier 1 capital of at least 10%, and a leverage ratio of at least 9%.  As of September 30, 2010, the Bank fell below the established individual minimum capital ratios for leverage and total risk-based capital, and as of March 31, 2011, the Bank also fell below the established individual minimum capital ratio for Tier 1 capital.  As of March 31, 2011, total risk-based capital was 10.3% compared to the required 12%, Tier 1 capital was 9.0% compared to the required 10%, and leverage ratio was 7.3% compared to the required 9%.  However, the Bank is still considered to be well capitalized by the OCC as the Bank’s capital levels remain above the well capitalized ratio levels applicable to banks not subject to formal capital directives.  See “Management’s Discussion and Analysis — Results of Operations — Capital Resources” for more discussion.

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

Results of Operations

Three months ended March 31, 2011 and 2010

We incurred a net loss of $1.5 million, or $0.71 per diluted share, for the quarter ended March 31, 2011, an increase of $851,561, or 135%, compared to a net loss of $629,741, or $0.30 per diluted share, for the quarter ended March 31, 2010.  This increase in net loss between comparable quarters was primarily driven by an increase in provision for loan losses and increases in noninterest expenses related to other real estate owned and repossessed assets.  Each of these components is discussed in greater detail below.

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the three months ended March 31, 2011 and 2010.  We derived these yields by dividing annualized income or expense by the average balance of the corresponding assets or liabilities.  We derived average balances from the daily balances throughout the periods indicated.  The net amount of capitalized loan fees are amortized into interest income on loans.

	For the Three Months Ended March 31,
	2011			2010
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

Federal funds sold and other	$8,585,734	$12,226	0.58%	$8,146,244	$11,085	0.55%
Investment securities (1)	10,515,426	75,737	2.92	7,759,665	63,490	3.32
Loans (2)	92,937,199	1,115,729	4.87	106,599,093	1,273,279	4.84
Total interest-earning assets	$112,038,359	$1,203,692	4.36%	$122,505,002	$1,347,854	4.46%

NOW accounts	$6,144,809	$10,659	0.70%	$4,903,290	$8,170	0.68%
Savings & money market	33,983,710	100,850	1.20	26,819,689	126,885	1.92
Time deposits (excluding brokered time deposits)	32,933,151	136,486	1.68	30,048,435	164,493	2.22
Brokered time deposits	24,681,697	139,283	2.29	37,950,711	263,546	2.82
Total interest-bearing deposits	97,743,367	387,278	1.61	99,722,125	563,094	2.29
Borrowings	7,085,742	52,146	2.98	14,153,216	132,011	3.78
Total interest-bearing liabilities	$104,829,109	$439,424	1.70%	$113,875,341	$695,105	2.48%

Net interest spread			2.66%			1.98%
Net interest income/ margin		$764,268	2.77%		$652,749	2.16%

(1)                                  The average balances for investment securities exclude the unrealized gain recorded for available for sale securities.

(2)                                  Nonaccrual loans are included in average balances for yield computations.

For the three months ended March 31, 2011, we recognized $1.2 million in interest income and $439,424 in interest expense, resulting in net interest income of $764,268, an increase of $111,519, or 17%, over the same period in 2010.  Average earning assets decreased to $112.0 million for the three months ended March 31, 2011 from $122.5 million for the three months ended March 31, 2010, a decrease of $10.5 million, or 9%.  This decrease in earning assets was due to a $13.7 million decrease in average loans between periods, partially offset by a $2.8 million increase in investment securities.  Average interest bearing liabilities decreased to $104.8 million for the three months ended March 31, 2011 from $113.9 million for the three months ended March 31, 2010, a decrease of $9.0 million, or 8%.  During 2009, we adopted measures to promote the long term stability of the Bank.  These measures included restructuring the balance sheet to focus on credit quality and management of our funding sources to increase liquidity and the net interest margin.  As a result, average loans decreased between periods, with funds from net loan payoffs used to repay FHLB advances and brokered time deposits as well as to strengthen our liquidity position through cash and the investment securities portfolio.  Net interest margin, calculated as annualized net interest income divided by average earning assets, increased from 2.16% for the quarter ended March 31, 2010 to 2.77% for the quarter ended March 31, 2011, primarily due to a decrease in cost of funds from 2.48% to 1.70% between periods due to the mix of liabilities and the timing of their repricing.  This decrease was offset by a decrease in yield on earning assets from 4.46% to 4.36% between periods.

Provision for loan losses was $870,000 for the quarter ended March 31, 2011 representing an increase of $770,000, or 770%, compared to the expense of $100,000 for the quarter ended March 31, 2010.  The increase in provision for loan losses is due to the increase in impaired and nonaccrual loans and their related specific reserves in addition to an increase in the general allowance allocation due to declining economic conditions and increased charge-off levels.  The allowance as a percentage of gross loans increased to 3.45% as of March 31, 2011 compared to 3.24% at December 31, 2010.  Specific reserves were $1.3 million on impaired loans of $13.3 million as of March 31, 2011 compared to specific reserves of approximately $1.6 million on impaired loans of $12.8 million as of December 31, 2010.  As of March 31, 2011, the general reserve allocation was 2.45% of gross loans not impaired compared to 1.82% as of December 31, 2010. The provision for loan losses is discussed further below under “Provision and Allowance for Loan Losses.”

For the three months ended March 31, 2011, noninterest income was $54,734 compared to $72,025 for the three months ended March 31, 2010, a decrease of $17,291, or 24%, between comparable periods.  The decrease in noninterest income is due to a $19,660 decrease in mortgage origination income from $44,872 for the quarter ended March 31, 2010 to $25,212 for the quarter ended March 31, 2011.  This decrease in mortgage origination income is due to increased regulatory and underwriting requirements as well as the expiration of tax incentives in 2010.  Noninterest income for the three months ended March 31, 2011 and 2010 was derived from service charges on deposits, customer service fees, rental income, and mortgage origination income.

During the current quarter, we incurred noninterest expenses of $1.4 million, compared to noninterest expenses of $1.3 million for the quarter ended March 31, 2010, an increase of $175,789, or 14%.  This increase in noninterest expenses for the three month period ended March 31, 2011 primarily resulted from an increase of $213,740 in net write-downs and losses on other real estate owned and repossessed assets due to the receipt of updated third party appraisals.  Write-downs and losses are charged against income, if necessary, as a result of our regular review of the fair value of repossessed property.  Along with this increase, we also had an increase in other noninterest expenses of $63,262 due to increased expenses related to other real estate owned, such as taxes, maintenance and legal fees, an increase in insurance expense of $12,298 due to increased insurance premiums as a result of the Formal Agreement, and an increase in professional fees due to an increase in consulting services between periods.  These increases were offset by decreases in other expense categories.  Compensation and benefits decreased $113,507 due to a decrease in salaries and stock-based compensation as well as the discontinuation of our 401k match beginning April 1, 2010.  We have focused on expense control over the past year which has resulted in small decreases in expenses related to marketing and telephone and supplies.

We did not recognize any income tax benefit for the three months ended March 31, 2011 or 2010.  Accounting literature states that a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized.  The determination of whether a deferred tax asset is realizable is based on weighting all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified.  During our quarterly analysis of the valuation allowance recorded against our deferred tax assets, we determined that it was not more likely than not that our deferred tax assets will be recognized in future years due to the continued decline in credit quality and the resulting impact on net interest margin, increased net losses, and negative impact on capital as a result of provision for loan losses and write-downs on other real estate owned.  We will continue to analyze our deferred tax assets and related valuation allowance each quarter taking into account performance compared to forecast and current economic or internal information that would impact forecasted earnings.

Assets and Liabilities

General

Total assets as of March 31, 2011 were $120.6 million, representing a decrease of $1.2 million, or 1%, compared to December 31, 2010.  The decrease in assets is due to a $4.1 million decrease in net loans, which is the result of $2.5 million of net loan payoffs, $709,500 in transfers to other real estate owned and $870,000 in provision for loan losses.  Other real estate owned decreased due to the sale of one property as well as write-downs taken during the quarter, and investment securities decreased due to mortgage-backed securities repayments.  These decreases were offset by an increase in cash and cash equivalents of $3.7 million.  At March 31, 2011, our total assets consisted principally of $14.4 million in cash and due from banks, $10.2 million in investment securities, $87.3 million in net loans, $3.6 million in property and equipment and $2.3 million in other real estate owned and repossessed assets.  Our management closely monitors and seeks to maintain appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and demand.

Liabilities at March 31, 2011 totaled $111.7 million, representing an increase of $302,094, or less than 1%, compared to December 31, 2010, and consisted principally of $104.5 million in deposits and $7.0 million in borrowings.  Our borrowings consisted of Federal Home Loan Bank (“FHLB”) Advances and customer repurchase agreements.  At March 31, 2011, shareholders’ equity was $9.0 million compared to $10.5 million at December 31, 2010. The decrease in shareholders’ equity was primarily due to the net loss of $1,481,302 for the quarter ended March 31, 2011.

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, we invest a substantial percentage of our earning assets in our loan portfolio.  At March 31, 2011, our gross loan portfolio consisted primarily of $59.6 million of commercial real estate loans, $12.6 million of commercial business loans, and $18.3 million of consumer and home equity loans.  Our current loan portfolio composition is not materially different than the loan portfolio composition disclosed in the footnotes to the consolidated financial statements included in our Annual Report on Form 10-K for 2010 as filed with the SEC.  We experienced net payoffs of $2.5 million during the three months ended March 31, 2011 due to low market demand, careful consideration of liquidity needs and credit risk management.

Loan Performance and Asset Quality

The downturn in general economic conditions over the past three years has resulted in increased loan delinquencies, defaults and foreclosures within our loan portfolio.  The declining real estate market has had a significant impact on the performance of our loans secured by real estate.  In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure.  Although the real estate collateral provides an alternate source of repayment in the event of default by the borrower, in our current market the value of the collateral has deteriorated in value during the time the credit is extended.  There is a risk that this trend will continue, which could result in additional loss of earnings, increases in our provision for loan losses and loan charge-offs.

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

Refer to Note 4 for a table summarizing delinquencies and nonaccruals, by portfolio class, as of March 31, 2011 and December 31, 2010.  Total delinquent and nonaccrual loans increased from $12.7 million at December 31, 2010 to $14.4 million at March 31, 2011, an increase of $1.7 million or 13%.  This increase was a result of movement in nonaccrual loans, which increased by $1.3 million, or 11%, during the quarter ended March 31, 2011.  Nonaccrual increases were seen in commercial real estate loans as well as construction and development loans as a result of detailed review of relationships within these portfolio classes, loan payment history and the current economic environment.  At March 31, 2011, nonaccrual loans represented 14.7% of gross loans compared to 12.7% of gross loans as of December 31, 2010.  Loans past due 30-89 days are considered potential problem loans and amounted to $1.1 million at March 31, 2011 compared to $697,558 at December 31, 2010.

Another method used to monitor the loan portfolio is credit grading.  As part of the loan review process, loans are given individual credit grades, representing the risk we believe is associated with the loan balance.  Credit grades are assigned based on factors that impact the collectability of the loan, the strength of the borrower, the type of collateral, and loan performance.  Commercial loans are individually graded at origination and credit grades are reviewed on a regular basis in accordance with our loan policy.  Consumer loans are assigned a “pass” credit rating unless something within the loan warrants a specific classification grade.  Refer to Note 4 for a table summarizing management’s internal credit risk grades, by portfolio class, as of March 31, 2011 and December 31, 2010.

Loans graded one through four are considered “pass” credits.  As of March 31, 2011, approximately 59% of the loan portfolio had a credit grade of Acceptable or Acceptable with Care.  For loans to qualify for this grade, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment.

Loans with a credit grade of five are not considered classified; however they are categorized as a special mention or watch list credit, and are considered potential problem loans.  This classification is utilized by us when we have an initial concern about the financial health of a borrower.  These loans are designated as such in order to be monitored more closely than other credits in our portfolio.  We then gather current financial information about the borrower and evaluate our current risk in the credit.  We will then either reclassify the loan as “substandard” or back to its original risk rating after a review of the information.  There are times when we may leave the loan on the watch list, if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we determine to review the loan on a more regular basis.  Loans on the watch list are not considered problem loans until they are determined by management to be classified as substandard.  As of March 31, 2011, we had loans totaling $2.5 million on the watch list compared to $6.9 million as of December 31, 2010, a decrease of $4.4 million or 63%.  This decrease in watch list loans was primarily due to the downgrade of loans within this category to substandard due to receipt of additional information and continued analysis of credit deterioration in these credit relationships.

Loans graded six or greater are considered classified credits.  At March 31, 2011 and December 31, 2010, classified loans totaled $16.1 million and $12.9 million, respectively.  As mentioned above, the increase in this category of $3.2 million, or 25%, is due to the reclassification of watch list loans to substandard during the quarter ended March 31, 2011.  During 2011, we also had one loan relationship move out of substandard into other real estate owned at the time of collateral repossession.  Classified credits are evaluated for impairment on a quarterly basis.

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

At March 31, 2011, impaired loans totaled $13.3 million, all of which were valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral.   Market values were obtained using independent appraisals, updated in accordance with our reappraisal policy, or other market data such as recent offers to the borrower.  As of March 31, 2011, we had loans totaling approximately $2.8 million that were classified in accordance with our loan rating policies but were not considered impaired.  Refer to Note 4 for a table summarizing information relative to impaired loans, by portfolio class, at March 31, 2011 and December 31, 2010.

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

At March 31, 2011, the principal balance of troubled debt restructurings totaled $1.3 million.  All troubled debt restructurings were considered classified, impaired, and in nonaccrual status at March 31, 2011.  All restructured loans are currently performing as expected under the new terms.  A troubled debt restructuring can be removed from “troubled’ status once there is sufficient history of demonstrating the borrower can service the credit under market terms.  We currently consider sufficient history to be approximately six months.

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations.  At March 31, 2011, the allowance for loan losses was $3.1 million, or 3.45% of gross loans, compared to $3.1 million at December 31, 2010, or 3.24% of gross loans.

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

Our allowance for loan losses consists of both specific and general reserve components.  The specific reserve component relates to loans that are impaired loans as defined in FASB ASC Topic 310, “Receivables”.  Loans determined to be impaired are excluded from the general reserve calculation described below and evaluated individually for impairment.  Impaired loans totaled $13.3 million at March 31, 2011, with an associated specific reserve of $1.3 million.  See Note 4 as well as above discussion under “Loan Performance and Credit Quality” for additional information related to impaired loans.

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

Refer to Note 4 for a table summarizing activity related to our allowance for loan losses for the quarter ended March 31, 2011, by portfolio segment.  As of March 31, 2011, the allowance for loan losses was $3.1 million, or 3.45% of gross loans, compared to $3.1 million, or 3.24% of gross loans, as of December 31, 2010 and $2.0 million, or 1.88% of gross loans, as of March 31, 2010.  Provision for loan losses was $870,000 for the three months ended March 31, 2011, an increase of $770,000 million, or 770%, compared to the expense of $100,000 for the three months ended March 31, 2010.  Net loan charge-offs increased during the quarter ended March 31, 2011, from net recoveries of $37,780 for the three months ended March 31, 2010 to net charge-offs of $808,720 for the three months ended March 31, 2011, an increase of $846,500 or more than 100%.  This increase was due to the impact of the extended duration of this economic deterioration on our borrowers as well as declining asset quality trends in our loan portfolio.  All charge-offs in 2011 were partial charge-offs taken on certain collateral-dependent loans within our real estate portfolio segments.  Partial charge-offs were based on recent appraisals and evaluations on commercial real estate loans in the process of foreclosure.  Loans with partial charge-offs are considered impaired loans and remain on nonaccrual status.

Other Real Estate Owned and Repossessed Assets

As of March 31, 2011, we had $2.2 million in other real estate owned and $39,457 in repossessed assets.  This compares to $2.5 million in other real estate owned and $70,712 in repossessed assets as of December 31, 2010.  During 2011, collateral was obtained from one loan relationship that went through the foreclosure process.  We also completed the sale of one repossessed property and one repossessed automobile.  The following table summarizes changes in other real estate owned and repossessed assets for the quarter ended March 31, 2011:

2011
Balance at beginning of period	$2,537,259
Repossessed property acquired in settlement of loans	709,500
Sale of repossessed property	(544,247)
Loss on sale and write-downs of repossessed property, net	(445,795)
Balance at end of period	$2,256,717

As of March 31, 2011, other real estate owned consisted of residential land lots valued at $1.4 million, a 1-4 family residential dwelling valued at $709,500 and commercial office space valued at $117,500.  Repossessed assets consisted of equipment valued at $39,457.  These assets are being actively marketed with the primary objective of liquidating the collateral at a level which most accurately approximates fair value and allows recovery of as much of the unpaid principal loan balance as possible upon the sale of the asset within a reasonable period of time.  Based on currently available valuation information, the carrying value of these assets is believed to be representative of their fair value less estimated costs to sell, although there can be no assurance that the ultimate proceeds from the sale of these assets will be equal to or greater than their carrying values, particularly in the current real estate environment and the continued downward trend in third party appraised values.

Deposits

Our primary source of funds for loans and investments is our deposits.  At March 31, 2011, we had $104.5 million in deposits, representing an increase of $377,331, or less than 1%, compared to December 31, 2010.  Deposits at March 31, 2011 consisted primarily of $13.5 million in demand deposit accounts, $34.7 million in money market accounts and $56.1 million in time deposits.  During the fourth quarter of 2006, we began obtaining deposits outside of our local market area in the form of brokered time deposits.  Due to the interest rate environment in our market, as well as strong competition from other banking and financial services companies in gathering deposits, brokered time deposits allowed us to obtain funding in order to support loan growth.  At March 31, 2011, we had $23.1 million in brokered time deposits, a decrease of approximately $3.0 million compared to December 31, 2010.

Since January 20, 2010, we have had to obtain written approval from the OCC to accept, renew or rollover brokered time deposits pursuant to the terms of the Formal Agreement.  Requests have been made to the OCC on a quarterly basis for permission to renew up to 90% of brokered time deposits maturing during each respective quarter.  Approval was granted by the OCC for each request submitted in 2010; however due to strong customer deposit growth, we only renewed approximately 39% of 2010 maturing brokered deposits.  During the first quarter of 2011, we renewed approximately 61% of maturing brokered deposits in order to ensure our liquidity position remained strong.  Our most recent request to renew maturing brokered time deposits was partially declined by the OCC due to continuing credit quality issues which have led to increased net losses and declining capital.  For the remainder of 2011, or nine months, we have $13.6 million of brokered deposits maturing.  We believe we have adequate funding sources available to pay off brokered deposits as they mature.  See additional discussion below under “Liquidity.”

Our strong customer deposit growth during 2010 and first quarter of 2011 has enabled us to maintain a strong liquidity position while decreasing our reliance on brokered deposits, thereby lowering our cost of interest-bearing liabilities. We will continue to reduce our reliance on brokered time deposits and other noncore funding sources, while focusing our efforts to gather core deposits in our local market.  Our loan-to-deposit ratio was 86.6% and 90.8% at March 31, 2011 and December 31, 2010, respectively.

Borrowings

We use borrowings to fund growth of earning assets in excess of deposit growth.  Borrowings totaled $7.0 million at March 31, 2011, compared to $7.1 million at December 31, 2010.  FHLB Advances accounted for $7.0 million of total borrowings as of March 31, 2011 and December 31, 2010.  These advances are secured with approximately $27.5 million of first and second mortgage loans and $1.0 million of stock in the FHLB.  The remaining balance in borrowings represents customer repurchase agreements.

Liquidity

Liquidity  is the  ability  to  meet  current  and  future  obligations  through liquidation or maturity of existing  assets or the acquisition of  liabilities.  We manage both assets and liabilities to achieve appropriate levels of liquidity.  Cash and short-term investments are our primary sources of asset liquidity.  These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans.  The investment portfolio is our principal source of secondary asset liquidity.  However, the availability of this source of funds is influenced by market conditions and pledging agreements.  Individual and commercial deposits, internet time deposits, and borrowings are our primary source of funds for credit activities.  As brokered deposits or advances mature, we intend to replace these funds with new advances or other borrowings to the extent necessary after considering core deposit growth, although overall we will seek to reduce our reliance on noncore funding sources.

We are a member of the FHLB, from which applications for borrowings can be made for leverage purposes.  The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB.  At March 31, 2011, we had collateral that would support approximately $4.3 million in additional borrowings.  Like all banks, we are subject to the FHLB’s credit risk rating policy which assigns member institutions a rating which is reviewed quarterly.  The rating system utilizes key factors such as loan quality, capital, liquidity, profitability, etc.  During the fourth quarter of 2010, the FHLB downgraded our credit risk rating, which resulted in decreased borrowing availability (total line reduced to 15% of total assets from 20% of total assets) and increased collateral requirements (moved to 125% of borrowings from 115%).  Our ability to access our available borrowing capacity from the FHLB in the future is subject to our rating and any subsequent changes based on our financial performance as compared to factors considered by the FHLB in their assignment of our credit risk rating each quarter.

We also pledge collateral to the Federal Reserve Bank’s Borrower-in-Custody of Collateral program, and our available credit under this program was approximately $9.5 million as of March 31, 2011.  We have federal funds purchased lines of credit through two correspondent banks totaling $5.0 million that would need to be secured by investment securities if utilized.

We believe our liquidity sources are adequate to meet our operating needs. The level of liquidity is measured by the cash, cash equivalents, and investment securities available for sale to total assets ratio, which was at 20.36% at March 31, 2011 compared to 17.52% as of December 31, 2010.  The increase in liquidity is due to net loan payoffs of $2.5 million, repayments of mortgage-backed securities and the sale of one property in other real estate owned during the quarter ended March 31, 2011.  We continue to carefully focus on liquidity management during 2011.  We plan to continue reducing brokered time deposits as cash balances, retail deposit growth and operating needs allow.

Impact of Off-Balance Sheet Instruments

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities.  These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2011, we had issued commitments to extend credit of $12.5 million through various types of lending arrangements.  We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.  Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.  We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Commitments and Contingencies

As of March 31, 2011, there were no significant firm commitments outstanding for capital expenditures.

Capital Resources

Total shareholders’ equity decreased to $9.0 million at March 31, 2011 from $10.5 million at December 31, 2010, primarily due to our net loss for the three months of $1.5 million. We believe that our capital is sufficient to fund the activities of our Bank’s operations; however, the rate of net losses have deteriorated our capital base below our established individual minimum capital ratios as discussed in greater detail below. We have not been immune to the unprecedented levels of extended volatility and disruption in the capital and credit markets and can give no assurances with respect to our capital levels.

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

The Bank is also  required  to  maintain  capital  at a minimum  level  based on quarterly  average  assets,  which  is  known as the leverage ratio.  Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%.  All others are subject to maintaining ratios 1% to 2% above the minimum.  The Bank exceeded its minimum regulatory capital ratios as of March 31, 2011, as well as the ratios to be considered “well capitalized.”

As previously discussed, on January 20, 2010, the Bank entered into the Formal Agreement with its primary regulator, the OCC.  The Formal Agreement seeks to enhance the Bank’s existing practices and procedures in the areas of management oversight, strategic and capital planning, credit risk management, credit underwriting, liquidity, and funds management.

In response, the Bank formed a Compliance Committee of its Board of Directors to oversee management’s response to all sections of the Formal Agreement.  The Compliance Committee also monitors adherence to deadlines for submission to the OCC of information required under the Formal Agreement.  The Board of Directors and management of the Bank have been aggressively working to address the findings of the exam and will continue to work to comply with all the requirements of the Formal Agreement.  For additional information on the Formal Agreement, including actions the Bank has taken in response to the Formal Agreement, see above under “Recent Regulatory Developments.”

In addition, the OCC established individual minimum capital ratio levels for the Bank that are higher than the minimum and well capitalized ratios applicable to all banks.  The Bank must maintain total risk-based capital of at least 12%, Tier 1 capital of at least 10%, and a leverage ratio of at least 9%.  As of September 30, 2010, the Bank fell below the established individual minimum capital ratios for leverage and total risk-based capital, and as of March 31, 2011, the Bank also fell below the established individual minimum capital ratio for Tier 1 capital.  As of March 31, 2011, total risk-based capital was 10.3% compared to the required 12%, Tier 1 capital was 9.0% compared to the required 10%, and leverage ratio was 7.3% compared to the required 9%.  However, the Bank is still considered to be well capitalized by the OCC as the Bank’s capital levels remain above the well capitalized ratio levels applicable to banks not subject to formal capital directives.  The OCC has instructed the Bank to achieve individual minimum capital ratio levels by June 30, 2011.  Noncompliance with these ratio levels may be deemed an unsafe and unsound banking practice by the OCC, which could result in the Bank becoming subject to a formal capital directive, a consent order, or such other administrative actions or sanctions as the OCC considers necessary.  It is uncertain what actions, if any, the OCC will take with respect to noncompliance with these ratios, what action steps the OCC might require the Bank to take to remedy this situation, and whether such actions would be successful.  The Bank is currently working with several advisors and consultants regarding strategies to increase capital.

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at March 31, 2011 and December 31, 2010.

(Dollars in thousands)

							To be well capitalized
			Individual Minimum		For capital		under prompt corrective
			Capital Ratio		adequacy purposes		action provisions
	Actual		Minimum		Minimum		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2011
Total Capital (to risk weighted assets)	$10,161,000	10.3%	$11,857,000	12.0%	$7,905,000	8.0%	$9,881,000	10.0%
Tier 1 Capital (to risk weighted assets)	8,903,000	9.0	9,881,000	10.0	3,952,000	4.0	5,929,000	6.0
Tier 1 Capital (to average assets)	8,903,000	7.3	10,911,000	9.0	4,849,000	4.0	6,062,000	5.0

As of December 31, 2010
Total Capital (to risk weighted assets)	$11,670,000	11.5%	$12,169,000	12.0%	$8,112,000	8.0%	$10,141,000	10.0%
Tier 1 Capital (to risk weighted assets)	10,381,000	10.2	10,141,000	10.0	4,056,000	4.0	6,084,000	6.0
Tier 1 Capital (to average assets)	10,381,000	8.4	11,137,000	9.0	4,950,000	4.0	6,187,000	5.0

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2011.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 4.   (Removed and Reserved.)

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

Date: May 13, 2011	By:	/s/ Lawrence R. Miller
Lawrence R. Miller
Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2011	By:	/s/ Katie N. Tuttle
Katie N. Tuttle
Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.