Form 10-Q
period 2011-06-30
Independence Bancshares, Inc.
filed 2011-08-10
CIK 1311828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________to_________

Commission File No. 000-51907

Independence Bancshares, Inc.

(Exact name of registrant as specified in its charter)

South Carolina	20-1734180
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

500 East Washington Street

Greenville, South Carolina 29601

(Address of principal executive offices)

(864) 672-1776

(Registrant's telephone number, including area code)

________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,085,010 shares of common stock, $.01 par value per share, were issued and outstanding as of August 9, 2011.

Independence Bancshares, Inc.

Part I - Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets

	June 30, 2011	December 31, 2010
	(unaudited)	(audited)
Assets
Cash and due from banks	$1,977,650	$2,993,102
Federal funds sold	11,825,000	7,700,000
Investment securities available for sale	10,052,601	10,652,733
Non-marketable equity securities	1,129,750	1,400,350
Loans, net of allowance for loan losses of $2,436,411 and $3,062,492, respectively	81,961,822	91,402,749
Accrued interest receivable	275,756	291,499
Property and equipment, net	3,599,393	3,687,386
Other real estate owned and repossessed assets	4,428,867	2,537,259
Other assets	1,447,852	1,145,890
Total assets	$116,698,691	$121,810,968

Liabilities
Deposits:
Noninterest bearing	$6,633,679	$5,710,240
Interest bearing	93,502,044	98,370,429
Total deposits	100,135,723	104,080,669

Borrowings	7,218,426	7,065,479
Accrued interest payable	64,124	69,473
Accounts payable and accrued expenses	193,437	144,003
Total liabilities	107,611,710	111,359,624

Commitments and contingencies

Shareholders’ equity
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued	—	—
Common stock, par value $.01 per share; 10,000,000 shares authorized; 2,085,010 shares issued and outstanding	20,850	20,850
Additional paid-in capital	21,102,085	21,095,485
Accumulated other comprehensive income	112,372	34,725
Accumulated deficit	(12,148,326)	(10,699,716)
Total shareholders’ equity	9,086,981	10,451,344
Total liabilities and shareholders’ equity	$116,698,691	$121,810,968

The accompanying notes are an integral part of these consolidated financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest income
Loans	$1,062,599	$1,200,726	$2,178,328	$2,474,005
Investment securities	74,535	64,960	150,272	128,450
Federal funds sold and other	11,807	14,618	24,033	25,703
Total interest income	1,148,941	1,280,304	2,352,633	2,628,158

Interest expense
Deposits	350,585	540,035	737,863	1,103,129
Borrowings	53,230	109,999	105,376	242,010
Total interest expense	403,815	650,034	843,239	1,345,139

Net interest income	745,126	630,270	1,509,394	1,283,019

Provision for loan losses	(60,000)	735,000	810,000	835,000

Net interest income (expense) after provision
for loan losses	805,126	(104,730)	699,394	448,019

Noninterest income	41,349	40,389	96,083	112,414

Noninterest expenses
Compensation and benefits	$418,260	$476,646	$832,233	$1,004,126
Net changes in fair value and (gains) losses on other real estate owned and repossessed assets	(206,578)	142,104	239,217	374,159
Occupancy and equipment	139,263	141,560	286,983	289,519
Insurance	127,588	144,694	253,250	258,058
Data processing and related costs	74,788	71,782	151,104	145,581
Professional fees	85,955	70,374	158,770	133,424
Marketing	26,245	35,600	41,537	60,731
Telephone and supplies	19,062	14,372	34,985	32,503
Other	129,200	87,278	246,008	140,824
Total noninterest expenses	813,783	1,184,410	2,244,087	2,438,925

Income (loss) before income tax expense (benefit)	32,692	(1,248,751)	(1,448,610)	(1,878,492)

Income tax expense (benefit)	—	—	—	—

Net income (loss)	$32,692	$(1,248,751)	$(1,448,610)	$(1,878,492)

Income (loss) per common share – basic and diluted	$0.02	$(0.60)	$(0.69)	$(0.90)

Weighted average common shares outstanding – basic and diluted	2,085,010	2,085,010	2,085,010	2,085,010

The accompanying notes are an integral part of these consolidated financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Changes

In Shareholders’ Equity and Comprehensive Income (Loss)

(unaudited)

	Common Stock		Additional	Accumulated other comprehensive	Accumulated
	Shares	Amount	paid-in capital	income	deficit	Total
December 31, 2009	2,085,010	$20,850	$20,997,135	$23,052	$(4,354,170)	$16,686,867
Compensation expense related to stock options granted	—	—	58,950	—	—	58,950
Net loss	—	—	—	—	(1,878,492)	(1,878,492)
Unrealized gain on investment securities available for sale, net of tax	—	—	—	87,843	—	87,843
Total comprehensive loss	—	—	—	—	—	(1,790,649)
June 30, 2010	2,085,010	$20,850	$21,056,085	$110,895	$(6,232,662)	$14,955,168

December 31, 2010	2,085,010	$20,850	$21,095,485	$34,725	$(10,699,716)	$10,451,344
Compensation expense related to stock options granted	—	—	6,600	—	—	6,600
Net loss	—	—	—	—	(1,448,610)	(1,448,610)
Unrealized gain on investment securities available for sale, net of tax	—	—	—	77,647	—	77,647
Total comprehensive loss	—	—	—	—	—	(1,370,963)
June 30, 2011	2,085,010	$20,850	$21,102,085	$112,372	$(12,148,326)	$9,086,981

The accompanying notes are an integral part of these consolidated financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2011	2010
Operating activities
Net loss	$(1,448,610)	$(1,878,492)
Adjustments to reconcile net loss to cash used in operating activities
Provision for loan losses	810,000	835,000
Depreciation	98,782	97,470
Amortization of investment securities premiums, net	12,336	31,725
Compensation expense related to stock options granted	6,600	58,950
Net changes in fair value and losses on other real estate owned and repossessed assets	239,217	374,159
(Increase) decrease in other assets, net	(286,219)	117,402
Increase in other liabilities, net	4,084	32,237
Net cash used in operating activities	(563,810)	(331,549)

Investing activities
Repayments of loans, net	5,572,427	8,615,548
Purchase of investment securities available for sale	(1,822,190)	(3,000,000)
Maturity of investment securities available for sale	2,000,000	—
Repayments of investment securities available for sale	527,634	1,066,349
Redemption of non-marketable equity securities, net	270,600	—
Purchase of property and equipment, net	(10,789)	(32,447)
Sale of other real estate owned and repossessed assets	927,675	332,908
Net cash provided by investing activities	7,465,357	6,982,358

Financing activities
Increase (decrease) in deposits, net	(3,944,946)	3,104,324
Increase (decrease) in borrowings	152,947	(4,147,160)
Net cash used in financing activities	(3,791,999)	(1,042,836)

Net increase in cash and cash equivalents	3,109,548	5,607,973

Cash and cash equivalents at beginning of the period	10,693,102	10,224,360

Cash and cash equivalents at end of the period	$13,802,650	$15,832,333

Supplemental information:
Cash paid for
Interest	$848,588	$1,382,158
Schedule of non-cash transactions
Change in unrealized gain on securities, net of tax	$77,647	$87,843
Loans transferred to other real estate owned	$3,058,500	$2,173,188

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for 2010 as filed with the Securities and Exchange Commission.

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

Recent Regulatory Developments

On January 20, 2010, the Bank entered into a Formal Agreement (the “Formal Agreement”) with its primary regulator, the Office of the Comptroller of the Currency (the “OCC”). The Formal Agreement seeks to enhance the Bank’s existing practices and procedures in the areas of management oversight, strategic and capital planning, credit risk management, credit underwriting, liquidity, and funds management. In addition, the OCC has established individual minimum capital ratio levels for the Bank that are higher than the minimum and well capitalized ratios applicable to all banks. The Bank must maintain total risk-based capital of at least 12%, Tier 1 capital of at least 10%, and a leverage ratio of at least 9%. The Board of Directors and management of the Bank have been aggressively working to address the findings of the exam that led to the Formal Agreement and will continue to work to comply with all the requirements of the Formal Agreement. As of September 30, 2010, the Bank fell below the established individual minimum capital ratios for leverage and total risk-based capital, and as of March 31, 2011, the Bank also fell below the established individual minimum capital ratio for Tier 1 capital. As of June 30, 2011, total risk-based capital was 10.7% compared to the required 12%, Tier 1 capital was 9.5% compared to the required 10%, and leverage ratio was 7.5% compared to the required 9%. However, the Bank is still considered to be well capitalized by the OCC as the Bank’s capital levels remain above the well capitalized ratio levels applicable to banks not subject to formal capital directives. For additional information on the Formal Agreement, including actions the Bank has taken in response to the Formal Agreement, see “Management’s Discussion and Analysis – Recent Regulatory Developments” and “Management’s Discussion and Analysis – Results of Operations – Capital Resources.”

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

Income (Loss) per Share - Basic income (loss) per share represents net income (loss) divided by the weighted average number of common shares outstanding during the period. Dilutive income (loss) per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method. For the three month period ended June 30, 2011, all of the potential common shares were considered anti-dilutive due to the average trading price of the Company’s common stock which was well below the exercise price of all outstanding options and warrants. For the three month period ended June 30, 2010 and the six month periods ended June 30, 2011 and 2010, as a result of the Company’s net loss, all of the potential common shares were considered anti-dilutive.

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

Level 1 – Valuations are based on quoted prices in active markets for identical assets or liabilities.

Level 2 – Valuations are based on observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Valuations include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Income Taxes - The Company accounts for income taxes in accordance with FASB ASC Topic 740, “Income Taxes". Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established to reduce deferred tax assets if it is determined to be “more likely than not” that all or some portion of the potential deferred tax asset will not be realized. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for 2010 as filed with the Securities and Exchange Commission.

We did not recognize any income tax benefit or expense for the three and six month periods ended June 30, 2011 or 2010. Accounting literature states that a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized. The determination of whether a deferred tax asset is realizable is based on weighting all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified. During our quarterly analysis of the valuation allowance recorded against our deferred tax assets, we determined that it was not more likely than not that our deferred tax assets will be recognized in future years due to the continued decline in credit quality and the resulting impact on net interest margin, increased net losses, and negative impact on capital as a result of provision for loan losses and write-downs on other real estate owned. No expense was recognized on net income for the quarter ended June 30, 2011 due to the Company’s large cumulative net operating loss carry-forward position as well as the 100% valuation allowance on our deferred tax assets. The net income for the quarter ended June 30, 2011does not represent a trend toward sustained profitability.

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

In April 2011, the criteria used to determine effective control of transferred assets in the Transfers and Servicing topic of the ASC was amended by ASU 2011-03. The requirement for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and the collateral maintenance implementation guidance related to that criterion were removed from the assessment of effective control. The other criteria to assess effective control were not changed. The amendments are effective for the Company beginning January 1, 2012 but are not expected to have a material effect on the financial statements.

ASU 2011-04 was issued in May 2011 to amend the Fair Value Measurement topic of the ASC by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. The amendments will be effective for the Company beginning January 1, 2012 but are not expected to have a material effect on the financial statements.

The Comprehensive Income topic of the ASC was amended in June 2011. The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity. The amendment requires consecutive presentation of the statement of net income and other comprehensive income and requires an entity to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements. The amendments will be applicable to the Company on January 1, 2012 and will be applied retrospectively.

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

		June 30, 2011
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Government-sponsored enterprises	$4,000,000	$5,606	$—	$4,005,606
Mortgage-backed securities	5,509,257	151,273	—	5,660,530
Municipals, taxable	373,083	13,382	—	386,465

Total investment securities	$9,882,340	$170,261	$—	$10,052,601

	December 31, 2010
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Government-sponsored enterprises	$5,000,000	$12,723	$(37,007)	$4,975,716
Mortgage-backed securities	5,226,829	87,186	(24,588)	5,289,427
Municipals, taxable	373,291	14,299	—	387,590

Total investment securities	$10,600,120	$114,208	$(61,595)	$10,652,733

At June 30, 2011, the investment portfolio included an unrealized gain of approximately $170,000. At June 30, 2011, the investment portfolio included no securities in a loss position. At December 30, 2010, the investment portfolio included five securities with a fair value of $4,978,136 and an amortized cost of $5,039,731 that had been in an unrealized loss position for less than twelve months and no securities in a loss position for more than twelve months. The Company believes, based on industry analyst reports and credit ratings, that the deterioration in the fair value of these investment securities available for sale is attributed to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.

NOTE 4 – LOANS

At June 30, 2011, our gross loan portfolio consisted primarily of $53.8 million of commercial real estate loans, $12.4 million of commercial business loans, and $18.3 million of consumer and home equity loans. Other than continued purposeful reduction in our commercial real estate concentration, our current loan portfolio composition is not materially different than the loan portfolio composition disclosed in the footnotes to the consolidated financial statements included in our Annual Report on Form 10-K for 2010 as filed with the SEC.

Certain credit quality statistics related to our loan portfolio have improved over the past quarter, including reductions of in-migration of nonaccrual loans and reductions in the aggregate level of nonperforming assets. To the extent such improvement continues, we may continue to reduce our allowance for loan losses in future periods based on our assessment of the inherent risk in the loan portfolio at those future reporting dates. A reduction in the allowance for loan losses would result in a lower provision for loans losses being recorded in future periods. Conversely, there can be no assurance that loan losses in future periods will not exceed the current allowance for loan losses amount or that future increases in the allowance for loan losses will not be required. Additionally, no assurance can be given that our ongoing evaluation of the loan portfolio, in light of changing economic conditions and other relevant factors, will not require significant future additions to the allowance for loan losses, thus adversely impacting our business, financial condition, results of operations, and cash flows.

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

The following table summarizes delinquencies and nonaccruals, by portfolio class, as of June 30, 2011 and December 31, 2010.

	Single and multifamily residential real estate	Construction and development	Commercial real estate - other	Commercial business	Consumer	Total
June 30, 2011
30-59 days past due	$67,875	$490,450	$—	$23,157	$4,521	$586,003
60-89 days past due	61,381	—	—	—	—	61,381
Nonaccrual	2,022,108	6,931,644	1,348,028	92,265	—	10,394,045
Total past due and nonaccrual	2,151,364	7,422,094	1,348,028	115,422	4,521	11,041,429
Current	23,443,141	6,358,470	29,691,567	12,262,094	1,688,308	73,443,580
Total loans	$25,594,505	$13,780,564	$31,039,595	$12,377,516	$1,692,829	$84,485,009

	Single and multifamily residential real estate	Construction and development	Commercial real estate - other	Commercial business	Consumer	Total
December 31, 2010
30-59 days past due	$16,902	$—	$428,273	$1,409	$7,576	$454,160
60-89 days past due	—	145,718	97,680	—	—	243,398
Nonaccrual	3,098,499	8,069,557	861,432	—	—	12,029,488
Total past due and nonaccrual	3,115,401	8,215,275	1,387,385	1,409	7,576	12,727,046
Current	24,292,606	10,994,198	32,630,608	12,260,814	1,651,994	81,830,220
Total loans	$27,408,007	$19,209,473	$34,017,993	$12,262,223	$1,659,570	$94,557,266

At June 30, 2011 and December 31, 2010, there were nonaccrual loans of $10.4 million and $12.0 million, respectively. Foregone interest income related to nonaccrual loans equaled $350,049 and $391,379 for the six months ended June 30, 2011 and 2010, respectively. No interest income was recognized on nonaccrual loans during for the six months ended June 30, 2011 and 2010. At both June 30, 2011 and December 31, 2010, there were no accruing loans which were contractually past due 90 days or more as to principal or interest payments.

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

The following table summarizes management’s internal credit risk grades, by portfolio class, as of June 30, 2011 and December 31, 2010.

June 30, 2011	Single and multifamily residential real estate	Construction and development	Commercial real estate - other	Commercial business	Consumer	Total
Pass Loans	$14,950,201	$918,162	$38,273	$—	$1,618,356	$17,524,992
Grade 1 - Prime	—	—	—	65,429	—	65,429
Grade 2 - Good	—	295,986	490,357	128,296	—	914,639
Grade 3 - Acceptable	2,184,860	408,821	15,654,274	6,277,917	—	24,525,872
Grade 4 – Acceptable w/ Care	5,340,581	3,959,281	10,661,499	5,702,778	—	25,664,139
Grade 5 – Special Mention	1,084,779	106,670	997,442	110,831	—	2,299,722
Grade 6 - Substandard	2,034,084	8,091,644	3,197,750	—	74,473	13,397,951
Grade 7 - Doubtful	—	—	—	92,265	—	92,265
Total loans	$25,594,505	$13,780,564	$31,039,595	$12,377,516	$1,692,829	$84,485,009

December 31, 2010	Single and multifamily residential real estate	Construction and development	Commercial real estate - other	Commercial business	Consumer	Total
Pass Loans	$15,304,972	$937,399	$—	$—	$1,585,097	$17,827,468
Grade 1 - Prime	—	—	—	65,429	—	65,429
Grade 2 - Good	44,312	323,784	253,851	130,628	—	752,575
Grade 3 - Acceptable	1,936,575	1,429,714	16,769,211	5,964,501	—	26,100,001
Grade 4 – Acceptable w/ Care	5,488,792	4,547,604	14,142,081	5,884,011	—	30,062,488
Grade 5 – Special Mention	1,534,857	3,755,697	1,381,947	217,654	—	6,890,155
Grade 6 - Substandard	3,098,499	8,215,275	1,470,903	—	74,473	12,859,150
Grade 7 - Doubtful	—	—	—	—	—	—
Total loans	$27,408,007	$19,209,473	$34,017,993	$12,262,223	$1,659,570	$94,557,266

Loans graded one through four are considered “pass” credits. As of June 30, 2011, approximately 59% of the loan portfolio had a credit grade of Acceptable or Acceptable with Care. For loans to qualify for this grade, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment. As of June 30, 2011, we had loans totaling $2.3 million classified as special mention. This classification is utilized when an initial concern is identified about the financial health of a borrower. Loans are designated as such in order to be monitored more closely than other credits in the loan portfolio. At June 30, 2011, substandard loans totaled $13.4 million, with all but one loan being collateralized by real estate. Substandard credits are evaluated for impairment on a quarterly basis.

The Company identifies impaired loans through its normal internal loan review process. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Loans on the Company's problem loan watch list are considered potentially impaired loans. Generally, once loans are considered impaired, they are moved to nonaccrual status and recognition of interest income is discontinued. Impairment is measured on a loan-by-loan basis based on the determination of the most probable source of repayment which is usually liquidation of the underlying collateral, but may also include discounted future cash flows, or in rare cases, the market value of the loan itself.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

At June 30, 2011, impaired loans totaled $11.6 million, all of which were valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral. Market values were obtained using independent appraisals, updated in accordance with our reappraisal policy, or other market data such as recent offers to the borrower. As of June 30, 2011, we had loans totaling approximately $1.9 million that were classified in accordance with our loan rating policies but were not considered impaired. The following table summarizes information relative to impaired loans, by portfolio class, at June 30, 2011 and December 31, 2010.

	Unpaid principal balance	Recorded investment	Related allowance	Average impaired investment	Year to date interest income
June 30, 2011
With no related allowance recorded:
Single and multifamily residential real estate	$145,354	$145,354	$—	$116,506	$—
Construction and development	2,446,725	2,204,308	—	1,374,652	—
Commercial real estate - other	1,340,944	1,257,029	—	692,334	—
Commercial business	—	—	—	—
With related allowance recorded:
Single and multifamily residential real estate	2,148,974	1,876,755	172,505	2,442,985	—
Construction and development	7,286,573	5,887,336	501,196	7,071,185	—
Commercial real estate - other	99,512	91,000	61,500	730,939	9,907
Commercial business	92,265	92,265	46,132	30,755	—
Total:
Single and multifamily residential real estate	2,294,328	2,022,109	172,505	2,559,491	—
Construction and development	9,733,298	8,091,644	501,196	8,445,837	—
Commercial real estate - other	1,440,456	1,348,029	61,500	1,423,273	9,907
Commercial business	92,265	92,265	46,132	30,755	—
	$13,560,347	$11,554,047	$781,333	$12,459,356	$9,907
December 31, 2010
With no related allowance recorded:
Single and multifamily residential real estate	$102,083	$102,083	$—	$248,045	$—
Construction and development	453,000	453,000	—	2,800,727	—
Commercial real estate - other	290,377	290,377	—	58,075	—
Commercial business	—	—	—	5,743	—
With related allowance recorded:
Single and multifamily residential real estate	3,413,462	2,996,415	551,415	1,862,302	13,222
Construction and development	8,415,920	7,762,275	768,358	5,141,497	8,584
Commercial real estate - other	1,218,225	1,180,526	251,971	453,294	10,152
Commercial business	—	—	—	8,818	441
Total:
Single and multifamily residential real estate	3,515,545	3,098,498	551,415	2,110,347	13,222
Construction and development	8,868,920	8,215,275	768,358	7,942,224	8,584
Commercial real estate - other	1,508,602	1,470,903	251,971	511,369	10,152
Commercial business	—	—	—	14,561	441
	$13,893,067	$12,784,676	$1,571,744	$10,578,501	$32,399

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

At June 30, 2011, the principal balance of troubled debt restructurings totaled $1.2 million. All troubled debt restructurings were considered classified, impaired, and in nonaccrual status at June 30, 2011. All restructured loans are currently performing as expected under the new terms. A troubled debt restructuring can be removed from “troubled’ status once there is sufficient history of demonstrating the borrower can service the credit under market terms. We currently consider sufficient history to be approximately six months.

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

The following table summarizes activity related to our allowance for loan losses for the six months ended June 30, 2011, by portfolio segment.

	Single and multifamily residential real estate	Construction and development	Commercial real estate - other	Commercial business	Consumer	Total
June 30, 2011
Allowance for loan losses:
Balance, beginning of period	$859,255	$1,365,914	$473,504	$306,791	$57,028	$3,062,492
Provision for loan losses	158,696	689,853	(1,910)	(46,165)	9,526	810,000
Loan charge-offs	(384,544)	(1,232,202)	(25,706)	(764)	(6,979)	(1,650,195)
Loan recoveries	—	—	—	214,114	—	214,114
Net loans charged-off	(384,544)	(1,232,202)	(25,706)	213,350	(6,979)	(1,436,081)
Balance, end of period	$633,407	$823,565	$445,888	$473,976	$59,575	$2,436,411

Individually reviewed for impairment	$172,505	$501,196	$61,500	$46,132	$—	$781,333
Collectively reviewed for impairment	460,902	322,369	384,388	427,844	59,575	1,655,078
Total allowance for loan losses	$633,407	$823,565	$445,888	$473,976	$59,575	$2,436,411

Gross loans, end of period:
Individually reviewed for impairment	$2,022,109	$8,091,644	$1,348,029	$92,265	$—	$11,554,047
Collectively reviewed for impairment	23,572,396	5,688,920	29,691,566	12,285,251	1,692,829	72,930,962
Total gross loans	$25,594,505	$13,780,564	$31,039,595	$12,377,516	$1,692,829	$84,485,009

Portions of the allowance for loan losses may be allocated for specific loans or portfolio segments. However, the entire allowance for loan losses is available for any loan that, in management’s judgment, should be charged-off. Beginning first quarter 2011, we began using our own historical charge-off history versus that of our peers. As a result, there were small decreases in the commercial real estate and consumer segments which were offset by increases in the other real estate segments. While management utilizes the best judgment and information available to it, the ultimate adequacy of the allowance for loan losses depends on a variety of factors beyond our control, including the performance of our loan portfolio, the economy, changes in interest rates, and the view of the regulatory authorities toward loan classifications. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

NOTE 5 – FAIR VALUE

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

Available-for-sale investment securities ($10.1 million at June 30, 2011) are carried at fair value and measured on a recurring basis using Level 2 inputs (other observable inputs). Fair values are estimated by using bid prices and quoted prices of pools or tranches of securities with similar characteristics.

We do not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and a specific reserve within the allowance for loan losses is established or the loan is charged down to the fair value less costs to sell. At June 30, 2011, all impaired loans were evaluated on a nonrecurring basis based on the market value of the underlying collateral. Market values are generally obtained using independent appraisals or other market data, which the Company considers to be Level 2 inputs (other observable inputs). The aggregate carrying amount, net of specific reserves, of impaired loans carried at fair value at June 30, 2011 was $7.2 million.

Other real estate owned and repossessed assets, consisting of properties or other collateral obtained through foreclosure or in satisfaction of loans, are carried at fair value and measured on a non-recurring basis. Market values are generally obtained using independent appraisals or other current market information, including but not limited to offers received on a property, which the Company considers to be Level 2 inputs (other observable inputs). The carrying amount of other real estate owned and repossessed assets carried at fair value at June 30, 2011was $4.4 million.

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

The estimated fair values of the Company’s financial instruments at June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and due from banks	$1,977,650	$1,977,650	$2,993,102	$2,993,102
Federal funds sold	11,825,000	11,825,000	7,700,000	7,700,000
Investment securities available for sale	10,052,601	10,052,601	10,652,733	10,652,733
Non-marketable equity securities	1,129,750	1,129,750	1,400,350	1,400,350
Loans, net	81,961,822	81,160,039	91,402,749	90,410,864

Financial Liabilities:
Deposits	100,135,723	100,448,568	104,080,669	104,657,280
Federal Home Loan Bank advances	7,000,000	7,333,986	7,000,000	7,325,072
Securities sold under agreements to repurchase	218,426	218,426	65,479	65,479

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

DISCUSSION OF FORWARD-LOOKING STATEMENTS

This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to our financial condition, results of operations, plans, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “believe,” “continue,” “assume,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in our forward-looking statements include, but are not limited, to the following:

•	our ability to comply with our Formal Agreement and potential regulatory actions if we fail to comply;
•	our ability to comply with our higher individual minimum capital ratios and potential regulatory actions if we fail to comply;
•	general economic conditions, either nationally or regionally and especially in our primary service area, being less favorable than expected, resulting in, among other things, a deterioration in credit quality;
•	greater than expected losses due to higher credit losses generally and specifically because losses in the sectors of our loan portfolio secured by real estate are greater than expected due to economic factors, including, but not limited to, declining real estate values, increasing interest rates, increasing unemployment, or changes in payment behavior or other factors;
•	greater than expected losses due to higher credit losses because our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral;
•	the amount of our loan portfolio collateralized by real estate and weakness in the real estate market;
•	the rate of delinquencies and amount of loans charged-off;
•	the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;
•	the rate of loan growth in recent years and the lack of seasoning of our loan portfolio;
•	our ability to attract and retain key personnel;
•	our ability to retain our existing customers, including our deposit relationships;
•	significant increases in competitive pressure in the banking and financial services industries;
•	adverse changes in asset quality and resulting credit risk related losses and expenses;
•	changes in the interest rate environment which could reduce anticipated or actual margins;
•	changes in political conditions or the legislative or regulatory environment, including the effect of recent financial reform legislation on the banking and financial services industries;
•	changes occurring in business conditions and inflation;
•	increased funding costs due to market illiquidity, increased competition for funding, and/or increased regulatory requirements with regard to funding;
•	changes in deposit flows;
•	changes in technology;
•	changes in monetary and tax policies;
•	changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board and the Financial Accounting Standards Board;
•	loss of consumer confidence and economic disruptions resulting from terrorist activities or other military actions; and
•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

These risks are exacerbated by the developments over the last three years in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will continue to have on our Company. Beginning in 2008 and continuing through the second quarter of 2011, the capital and credit markets experienced unprecedented levels of extended volatility and disruption. There can be no assurance that these unprecedented developments will not continue to materially and adversely affect our business, financial condition and results of operations.

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

Other Real Estate Owned and Repossessed Assets

Real estate and other property acquired in settlement of loans is recorded at the lower of cost or fair value less estimated selling costs, establishing a new cost basis when acquired. Fair value of such property is reviewed regularly and write-downs are recorded when it is determined that the carrying value of the property exceeds the fair value less estimated costs to sell. Recoveries of value are recorded only to the extent of previous write-downs on the property in accordance with FASB ASC Topic 360 “Property, Plant, and Equipment”. Write-downs or recoveries of value resulting from the periodic reevaluation of such properties, costs related to holding such properties, and gains and losses on the sale of foreclosed properties are charged against income. Costs relating to the development and improvement of such properties are capitalized.

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

Overview

The following discussion describes our results of operations for the three and six month periods ended June 30, 2011 and 2010 and also analyzes our financial condition as of June 30, 2011.

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

Markets in the United States and elsewhere have experienced extreme volatility and disruption over the past three plus years. These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence. Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans. Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions. Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance. In response to the challenges facing the financial services sector, beginning in 2008 a multitude of new regulatory and governmental actions have been announced including the Emergency Economic Stabilization Act, approved by Congress and signed by President Bush on October 3, 2008, and the American Recovery and Reinvestment Act on February 17, 2009, among others. Some of the more recent actions include:

•	On July 21, 2010, the U.S. President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), a comprehensive regulatory framework that will likely result in dramatic changes across the financial regulatory system, some of which became effective immediately and some of which will not become effective until various future dates. Implementation of the Dodd-Frank Act will require many new rules to be made by various federal regulatory agencies over the next several years. Uncertainty remains as to the ultimate impact of the Dodd-Frank Act until final rulemaking is complete, which could have a material adverse impact either on the financial services industry as a whole or on our business, financial condition, results of operations, and cash flows. Provisions in the legislation that affect consumer financial protection regulations, deposit insurance assessments, payment of interest on demand deposits, and interchange fees could increase the costs associated with deposits and place limitations on certain revenues those deposits may generate. The Dodd-Frank Act includes provisions that, among other things, will:

	o	Centralize responsibility for consumer financial protection by creating a new agency, the Bureau of Consumer Financial Protection, responsible for implementing, examining, and enforcing compliance with federal consumer financial laws;

	o	Create the Financial Stability Oversight Council that will recommend to the Federal Reserve increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity;

	o	Provide mortgage reform provisions regarding a customer’s ability to repay, restricting variable-rate lending by requiring that the ability to repay variable-rate loans be determined by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions;

	o	Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the Deposit Insurance Fund (“DIF”), and increase the floor on the size of the DIF, which generally will require an increase in the level of assessments for institutions with assets in excess of $10 billion;

	o	Make permanent the $250,000 limit for federal deposit insurance and provide unlimited federal deposit insurance until December 31, 2012 for noninterest-bearing demand transaction accounts at all insured depository institutions;

	o	Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, which apply to all public companies, not just financial institutions;

	o	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transactions and other accounts;

	o	Amend the Electronic Fund Transfer Act (“EFTA”) to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer;

	o	Eliminate the Office of Thrift Supervision (“OTS”) on July 21, 2011. The Office of the Comptroller of the Currency (“OCC”), which is the primary federal regulator for national banks, now has become the primary federal regulator for federal thrifts. In addition, the Federal Reserve now supervises and regulates all savings and loan holding companies that were formerly regulated by the OTS.

•	On September 27, 2010, the U.S. President signed into law the Small Business Jobs Act of 2010 (the “Act”). The Small Business Lending Fund (the “SBLF”), which was enacted as part of the Act, is a $30 billion fund that encourages lending to small businesses by providing Tier 1 capital to qualified community banks with assets of less than $10 billion. On December 21, 2010, the U.S. Treasury published the application form, term sheet and other guidance for participation in the SBLF. Under the terms of the SBLF, the Treasury will purchase shares of senior preferred stock from banks, bank holding companies, and other financial institutions that will qualify as Tier 1 capital for regulatory purposes and rank senior to a participating institution’s common stock. The application deadline for participating in the SBLF was May 16, 2011. We did not participate in the SBLF.

•	Internationally, both the Basel Committee on Banking Supervision (the “Basel Committee”) and the Financial Stability Board (established in April 2009 by the Group of Twenty (“G-20”) Finance Ministers and Central Bank Governors to take action to strengthen regulation and supervision of the financial system with greater international consistency, cooperation, and transparency) have committed to raise capital standards and liquidity buffers within the banking system (“Basel III”). On September 12, 2010, the Group of Governors and Heads of Supervision agreed to the calibration and phase-in of the Basel III minimum capital requirements (raising the minimum Tier 1 common equity ratio to 4.5% and minimum Tier 1 equity ratio to 6.0%, with full implementation by January 2015) and introducing a capital conservation buffer of common equity of an additional 2.5% with full implementation by January 2019. The U.S. federal banking agencies support this agreement. In December 2010, the Basel Committee issued the Basel III rules text, outlining the details and time-lines of global regulatory standards on bank capital adequacy and liquidity. According to the Basel Committee, the framework sets out higher and better-quality capital, better risk coverage, the introduction of a leverage ratio as a backstop to the risk-based requirement, measures to promote the build-up of capital that can be drawn down in periods of stress, and the introduction of two global liquidity standards.

•	In November 2010, the Federal Reserve's monetary policymaking committee, the Federal Open Market Committee (“FOMC”), decided that further support to the economy was needed. With short-term interest rates already nearing 0%, the FOMC agreed to deliver that support by committing to purchase additional longer-term securities, as it did in 2008 and 2009. The FOMC bought an additional $600 billion of longer-term U.S. Treasury securities through mid-2011 and may continue to reinvest repayments of principal on its holdings of securities, as it has been doing since August 2010.

•	In November 2010, the FDIC approved two proposals that amend the deposit insurance assessment regulations. The first proposal implements a provision in the Dodd-Frank Act that changes the assessment base from one based on domestic deposits (as it has been since 1935) to one based on assets. The assessment base changes from adjusted domestic deposits to average consolidated total assets minus average tangible equity. The second proposal changes the deposit insurance assessment system for large institutions in conjunction with the guidance given in the Dodd-Frank Act. In February 2011, the FDIC approved the final rules that change the assessment base from domestic deposits to average assets minus average tangible equity, adopt a new scorecard-based assessment system for financial institutions with more than $10 billion in assets, and finalize the designated reserve ratio target size at 2.0% of insured deposits. We elected to voluntarily participate in the unlimited deposit insurance component of the Treasury’s Transaction Account Guarantee Program (“TAGP”) through December 31, 2010. Coverage under the program was in addition to and separate from the basic coverage available under the FDIC’s general deposit insurance rules. As a result of the Dodd-Frank Act that was signed into law on July 21, 2010, the program ended on December 31, 2010, and all institutions are now required to provide full deposit insurance on noninterest-bearing transaction accounts until December 31, 2012. There will not be a separate assessment for this as there was for institutions participating in the deposit insurance component of the TAGP.

•	In June 2011, the Federal Reserve approved a final debit card interchange rule in accordance with the Dodd-Frank Act. The final rule caps an issuer’s base fee at $0.21 per transaction and allows an additional 5 basis point charge per transaction to help cover fraud losses. Though the rule technically does not apply to institutions with less than $10 billion in assets, such as the Bank, there is concern that the price controls may harm community banks, which could be pressured by the marketplace to lower their own interchange rates. The Federal Reserve also adopted requirements for issuers to include two unaffiliated networks for debt card transactions – one signature-based and one PIN-based. The effective date for the final rules on the pricing and routing restrictions is October 1, 2011. The results of these final rules may impact our interchange income from debit card transactions in the future.

Although it is likely that further regulatory actions will arise as the Federal government attempts to address the economic situation, we cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

Recent Regulatory Developments

On January 20, 2010, the Bank entered into a Formal Agreement (the “Formal Agreement”) with its primary regulator, the OCC. The Formal Agreement seeks to enhance the Bank’s existing practices and procedures in the areas of management oversight, strategic and capital planning, credit risk management, credit underwriting, liquidity, and funds management. In response, the Bank formed a Compliance Committee of its Board of Directors (the “Compliance Committee”) to oversee management’s response to all sections of the Formal Agreement. The Compliance Committee also monitors adherence to deadlines for submission to the OCC of information required under the Formal Agreement. The Board of Directors and management of the Bank have been aggressively working to address the findings of the exam and will continue to work to comply with all the requirements of the Formal Agreement. A summary of the requirements of the Formal Agreement and the Bank’s status on complying with the Formal Agreement is as follows:

Requirements of the Formal Agreement	Bank’s Compliance Status

Establish, within 30 days from the effective date of the Formal Agreement, a Compliance Committee of at least five directors to be responsible for monitoring and coordinating the Bank's adherence to the provisions of the Formal Agreement. The Compliance Committee is required to meet at least monthly to receive written progress reports from management on the results and status of actions needed to achieve full compliance with each article of the Formal Agreement.

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

Management continues to submit capital updates to the OCC on a regular basis and expressly views our capital planning to be synonymous with our strategic planning at this time. We believe the OCC will not consider the Bank compliant with this requirement until our capital levels are at or above our individual minimum capital ratios.

Review the Bank's liquidity on a monthly basis and provide the full Board of Directors with a written report of the results of this review to ensure adequate sources of liquidity in relation to the Bank's needs.	Throughout 2010 and thus far in 2011, management has actively monitored liquidity and has provided detailed monthly reports to the Asset Liability Committee and the full Board of Directors for review.
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

As of June 30, 2011, the Bank has increased its liquidity position to 20.4% from 13.6% as of December 31, 2009. In addition, the Bank decreased wholesale funding reliance by $19.9 million in 2010 and an additional $7.2 million in the first six months of 2011.

Accept, renew or rollover brokered deposits for deposit at the Bank only after obtaining a prior written determination of no supervisory objection from the OCC.	The Bank has obtained required written approvals from the OCC for all new and renewed brokered deposits accepted by the Bank since the effective date of the Formal Agreement.

Requirements of the Formal Agreement	Bank’s Compliance Status

Extend credit, including renewals or extensions, to a borrower whose loans or other extensions of credit exceed $300,000 and are criticized by the OCC or any other bank examiner, only after the Board or designated committee finds that the extension of additional credit is necessary to promote the best interests of the Bank.

Through June 30, 2011, we are not aware of any violations of this provision of the Formal Agreement. All extensions of credit or modifications related to a criticized borrower have been properly approved by the Board.

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

Develop and implement, within 60 days of the effective date of the Formal Agreement, an updated written program to improve the Bank's loan portfolio management including a pricing policy, guidelines for loans to insiders, guidelines on concentrations of credit, lending procedures, underwriting, documentation, exception tracking, re-appraisal guidelines and a comprehensive loan review process.

The Bank’s General Loan Policy, which addresses loans to insiders, guidelines on concentrations of credit, lending procedures, underwriting, documentation, exception tracking, and re-appraisals, was reviewed and approved by the Bank’s Board of Directors on April 28, 2010 and was submitted to the OCC on May 3, 2010.

Develop and implement, within 60 days of the effective date of the Formal Agreement, updated systems which provide for effective monitoring of early problem loan identification and sources of problem loans by various factors, previously charged-off assets and their recovery potential, compliance with the Bank's lending policies and laws, rules, and regulations pertaining to the Bank's lending function, adequacy of credit and collateral documentation, and concentrations of credit.

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

As of June 30, 2011, we are not aware of any violations of this provision of the Formal Agreement.

Ensure, within 60 days of the effective date of the Formal Agreement, proper collateral documentation is maintained on all loans and correct each collateral exception listed by the OCC or any other bank examiner.

As of June 30, 2011, we are not aware of any violations of this provision of the Formal Agreement.

Effective immediately, the Bank may grant, extend, renew, alter or restructure any loan or other extension of credit only after: (1) documenting the specific reason or purpose for the extension of credit; (2) identifying the expected source of repayment in writing; (3) structuring the repayment terms to coincide with the expected source of repayment; (4) obtaining and analyzing current and satisfactory credit information, including cash flow analysis, where loans are to be repaid from operations; and (5) documenting, with adequate supporting material, the value of collateral and properly perfecting the Bank's lien on it where applicable.

As of June 30, 2011, we are not aware of any violations of this provision of the Formal Agreement.
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
Within 30 days of the effective date of the Formal Agreement, the Board of Directors must reduce to conforming amounts all loans or other extensions of credit which exceed the Bank's legal lending limit. The Board is also required to establish, implement, and thereafter ensure Bank adherence to written procedures to prevent future violations.

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

In addition, the OCC has established individual minimum capital ratio levels for the Bank that are higher than the minimum and well capitalized ratios applicable to all banks. Specifically, the Bank must maintain total risk-based capital of at least 12%, Tier 1 capital of at least 10%, and a leverage ratio of at least 9%. As of September 30, 2010, the Bank fell below the established individual minimum capital ratios for leverage and total risk-based capital, and as of March 31, 2011, the Bank also fell below the established individual minimum capital ratio for Tier 1 capital. As of June 30, 2011, total risk-based capital was 10.7% compared to the required 12%, Tier 1 capital was 9.5% compared to the required 10%, and leverage ratio was 7.5% compared to the required 9%. However, the Bank is still considered to be well capitalized by the OCC as the Bank’s capital levels remain above the well capitalized ratio levels applicable to banks not subject to formal capital directives. The OCC instructed the Bank to achieve individual minimum capital ratio levels by June 30, 2011 which did not occur. We believe noncompliance with these ratio levels will be deemed an unsafe and unsound banking practice by the OCC, which could result in the Bank becoming subject to a formal capital directive, a consent order, or such other administrative actions or sanctions as the OCC considers necessary. We have not received formal correspondence from the OCC regarding this noncompliance; therefore, it is uncertain what actions, if any, the OCC will take with respect to noncompliance with these ratios, what action steps the OCC might require the Bank to take to remedy this situation, and whether such actions would be successful. The Bank is currently working with several advisors and consultants regarding strategies to increase capital. See “Management’s Discussion and Analysis – Results of Operations – Capital Resources” for more discussion.

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

Results of Operations

Three months ended June 30, 2011 and 2010

We recorded net income of $32,692, or $0.02 per diluted share, for the quarter ended June 30, 2011, an increase of $1.3 million, or 103%, compared to a net loss of $1.2 million, or $0.60 per diluted share, for the quarter ended June 30, 2010. This change from a net loss to a net income position between comparable quarters was primarily driven by a decrease in provision for loan losses and net recoveries and gains on sale of other real estate owned. Each of these components is discussed in greater detail below.

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the three months ended June 30, 2011 and 2010. We derived these yields by dividing annualized income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. The net amount of capitalized loan fees are amortized into interest income on loans.

	For the Three Months Ended June 30,
	2011			2010

	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

Federal funds sold and other	$10,296,112	$11,807	0.46%	$14,088,280	$14,618	0.42%
Investment securities (1)	9,959,341	74,535	3.00	8,394,957	64,960	3.10
Loans (2)	88,066,430	1,062,599	4.84	101,549,090	1,200,726	4.74
Total interest-earning assets	$108,321,883	$1,148,941	4.25%	$124,032,327	$1,280,304	4.14%

NOW accounts	$6,042,040	$10,214	0.68%	$5,716,856	$8,621	0.60%
Savings & money market	34,933,545	96,227	1.10	33,562,976	146,658	1.75
Time deposits (excluding brokered time deposits)	33,557,065	128,879	1.54	29,360,257	152,276	2.08
Brokered time deposits	21,502,415	115,265	2.15	35,026,402	232,480	2.66
Total interest-bearing deposits	96,035,065	350,585	1.46	103,666,491	540,035	2.09
Borrowings	7,104,422	53,230	3.01	11,248,125	109,999	3.92
Total interest-bearing liabilities	$103,139,487	$403,815	1.57%	$114,914,616	$650,034	2.27%

Net interest spread			2.68%			1.87%
Net interest income/ margin		$745,126	2.76%		$630,270	2.04%

(1)                 The average balances for investment securities exclude the unrealized gain recorded for available for sale securities.

(2)                 Nonaccrual loans are included in average balances for yield computations.

For the three months ended June 30, 2011, we recognized $1.1 million in interest income and $403,815 in interest expense, resulting in net interest income of $745,126, an increase of $114,856, or 18%, over the same period in 2010. Average earning assets decreased to $108.3 million for the three months ended June 30, 2011 from $124.0 million for the three months ended June 30, 2010, a decrease of $15.7 million, or 13%. This decrease in earning assets was due to a $13.5 million decrease in average loans between periods as well as a $3.8 million decrease in federal funds sold and other, partially offset by a $1.6 million increase in investment securities. Average interest bearing liabilities decreased to $103.1 million for the three months ended June 30, 2011 from $114.9 million for the three months ended June 30, 2010, a decrease of $11.8 million, or 10%. During 2009, we adopted measures to promote the long term stability of the Bank. These measures included restructuring the balance sheet to focus on credit quality and management of our funding sources to increase liquidity and the net interest margin. As a result, average loans decreased between periods, with funds from net loan payoffs used to repay FHLB advances and brokered time deposits as well as to strengthen our liquidity position through cash and the investment securities portfolio. Net interest margin, calculated as annualized net interest income divided by average earning assets, increased from 2.04% for the quarter ended June 30, 2010 to 2.76% for the quarter ended June 30, 2011, primarily due to a decrease in cost of funds from 2.27% to 1.57% between periods, due to the mix of liabilities and the timing of their repricing, as well as an increase in yield on earning assets from 4.14% to 4.25% between periods.

We recovered $60,000 in provision for loan losses for the quarter ended June 30, 2011, representing a decrease of $795,000, or 108%, compared to the expense of $735,000 for the quarter ended June 30, 2010. The allowance as a percentage of gross loans decreased to 2.89% as of June 30, 2011 compared to 3.24% at December 31, 2010. Specific reserves were approximately $781,000 on impaired loans of $11.6 million as of June 30, 2011 compared to specific reserves of approximately $1.6 million on impaired loans of $12.8 million as of December 31, 2010. As of June 30, 2011, the general reserve allocation was 2.27% of gross loans not impaired compared to 1.82% as of December 31, 2010. The sharp decrease in provision for loan losses to a recovery for the current quarter is due to the significant decrease in loan balances between the comparable periods combined with a lack of new required specific reserves. We did not decrease any loss factors utilized in our allowance for loan losses model. For the quarter ended June 30, 2010, the large provision expense was a result of a large increase in impaired and nonaccrual loans, and their related specific reserves, in addition to an increase in the general allowance allocation due to declining economic conditions and increased charge-off levels. Though we continue to have elevated levels of non-performing loans, we did not experience a sharp increase in non-performing loans during the quarter ended June 30, 2011 as we did during the quarter ended June 30, 2010. The provision for loan losses is discussed further below under “Provision and Allowance for Loan Losses.”

For the three months ended June 30, 2011, noninterest income was $41,349 compared to $40,389 for the three months ended June 30, 2010, an increase of $960, or 2%, between comparable periods. Noninterest income for the three months ended June 30, 2011 and 2010 was derived from service charges on deposits, customer service fees, rental income, and mortgage origination income.

During the current quarter, we incurred noninterest expenses of $813,783, compared to noninterest expenses of $1.2 million for the quarter ended June 30, 2010, a decrease of $370,627, or 31%. This decrease in noninterest expenses for the three month period ended June 30, 2011 primarily resulted from a decrease of $348,682, or 245%, in net changes in fair value and (gains) losses on other real estate owned and repossessed assets due to the sale of lots within one development, resulting in a gain of approximately $122,500. In addition, the remaining lots in this development are under contract for the same sales price resulting in a new fair value basis and an adjustment of $120,000 in accordance with FASB ASC Topic 360 “Property, Plant, and Equipment”. This property had previously been written down by approximately $468,000 based on an appraisal received in 2010. Write-downs or recoveries and gains or losses are charged against income, if necessary, as a result of our regular review of the fair value of repossessed property. Compensation and benefits also decreased $58,386 due to a decrease in salaries and stock-based compensation, and insurance decreased $17,106 due to the renewal of our bond and D&O policies. Offsetting these decreases was an increase in other noninterest expenses of $41,922 due to increased expenses related to other real estate owned, such as taxes, maintenance and legal fees, and a $15,581 increase in professional fees due to an increase in consulting services between periods.

We did not recognize any income tax benefit or expense for the three months ended June 30, 2011 or 2010. Accounting literature states that a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized. The determination of whether a deferred tax asset is realizable is based on weighting all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified. During our quarterly analysis of the valuation allowance recorded against our deferred tax assets, we determined that it was not more likely than not that our deferred tax assets will be recognized in future years due to the continued decline in credit quality and the resulting impact on net interest margin, increased net losses, and negative impact on capital as a result of provision for loan losses and write-downs on other real estate owned. We will continue to analyze our deferred tax assets and related valuation allowance each quarter taking into account performance compared to forecast and current economic or internal information that would impact forecasted earnings. No expense was recognized on net income for the quarter ended June 30, 2011due to the Company’s large cumulative net operating loss carry-forward position as well as the 100% valuation allowance on our deferred tax assets. The net income for the quarter ended June 30, 2011does not represent a trend toward sustained profitability.

Six months ended June 30, 2011 and 2010

We incurred a net loss of $1.4 million, or $0.69 per diluted share, for the six months ended June 30, 2011, a decrease of $429,882 or 23%, compared to a net loss of $1.9 million, or $0.90 per diluted share, for the six months ended June 30, 2010. This decrease in net loss between comparable periods was primarily driven by an increase in net interest income coupled with decreases in several expense areas including provision for loan losses, salaries and benefits, as well as net recoveries and gains on sale of other real estate owned. Each of these components is discussed in greater detail below.

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the six months ended June 30, 2011 and 2010. We derived these yields by dividing annualized income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. The net amount of capitalized loan fees are amortized into interest income on loans.

	For the Six Months Ended June 30,
	2011			2010

	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

Federal funds sold and other	$9,445,648	$24,033	0.51%	$11,133,677	$25,703	0.47%
Investment securities (1)	10,235,847	150,272	2.96	8,079,066	128,450	3.21
Loans (2)	90,488,360	2,178,328	4.85	104,060,141	2,474,005	4.79
Total interest-earning assets	$110,169,855	$2,352,633	4.31%	$123,272,884	$2,628,158	4.30%

NOW accounts	$6,093,141	$20,873	0.69%	$5,312,321	$16,791	0.64%
Savings & money market	34,461,251	197,076	1.15	30,209,960	273,543	1.83
Time deposits (excluding brokered time deposits)	33,246,832	265,366	1.61	29,702,446	316,770	2.15
Brokered time deposits	23,083,273	254,548	2.22	36,480,478	496,025	2.74
Total interest-bearing deposits	96,884,497	737,863	1.54	101,705,205	1,103,129	2.19
Borrowings	7,095,134	105,376	2.99	12,692,646	242,010	3.84
Total interest-bearing liabilities	$103,979,631	$843,239	1.64%	$114,397,851	$1,345,139	2.37%

Net interest spread			2.67%			1.93%
Net interest income/ margin		$1,509,394	2.76%		$1,283,019	2.10%

(1)                 The average balances for investment securities exclude the unrealized gain recorded for available for sale securities.

(2)                 Nonaccrual loans are included in average balances for yield computations.

For the six months ended June 30, 2011, we recognized $2.4 million in interest income and $843,239 in interest expense, resulting in net interest income of $1.5 million, an increase of $226,375, or 18%, over the same period in 2010. Average earning assets decreased to $110.2 million for the six months ended June 30, 2011 from $123.3 million for the six months ended June 30, 2010, a decrease of $13.1 million, or 11%. This decrease in earning assets was due to a $13.6 million decrease in average loans between periods as well as a $1.7 million decrease in federal funds sold and other, partially offset by a $2.2 million increase in investment securities. Average interest bearing liabilities decreased to $104.0 million for the six months ended June 30, 2011 from $114.4 million for the six months ended June 30, 2010, a decrease of $10.4 million, or 9%. During 2009, we adopted measures to promote the long term stability of the Bank. These measures included restructuring the balance sheet to focus on credit quality and management of our funding sources to increase liquidity and the net interest margin. As a result, average loans decreased between periods, with funds from net loan payoffs used to repay FHLB advances and brokered time deposits as well as to strengthen our liquidity position through cash and the investment securities portfolio. Net interest margin, calculated as annualized net interest income divided by average earning assets, increased from 2.10% for the six months ended June 30, 2010 to 2.76% for the six months ended June 30, 2011, primarily due to a decrease in cost of funds from 2.37% to 1.64% between periods due to the mix of liabilities and the timing of their repricing.

Provision for loan losses was $810,000 for the six months ended June 30, 2011 representing a decrease of $25,000, or 3%, compared to the expense of $835,000 for the six months ended June 30, 2010. The small decrease in provision for loan losses for the current six months is due to the decrease in average loans between comparable periods offset by an increase in specific reserves as well as the general reserve level. Over the last year, we have increased our allowance for loan losses as a result of a significant overall increase in impaired and nonaccrual loans due to declining economic conditions and increased charge-off levels. The allowance as a percentage of gross loans decreased to 2.89% as of June 30, 2011 compared to 3.24% at December 31, 2010. This decline is due to charge-offs taken against specific reserves as well as payoffs in our commercial real estate portfolio which carries a higher historical loss ratio and consequently a higher reserve factor within our allowance model. Specific reserves were approximately $781,000 on impaired loans of $11.6 million as of June 30, 2011 compared to specific reserves of approximately $1.6 million on impaired loans of $12.8 million as of December 31, 2010. As of June 30, 2011, the general reserve allocation was 2.27% of gross loans not impaired compared to 1.82% as of December 31, 2010. The provision for loan losses is discussed further below under “Provision and Allowance for Loan Losses.”

For the six months ended June 30, 2011, noninterest income was $96,083 compared to $112,414 for the six months ended June 30, 2010, a decrease of $16,331, or 15%, between comparable periods. This decrease is primarily due to a decrease in mortgage origination income of approximately $14,000 between comparable periods. Noninterest income for the six months ended June 30, 2011 and 2010 was derived from service charges on deposits, customer service fees, rental income, and mortgage origination income.

During the current six months, we incurred noninterest expenses of $2.2 million, compared to noninterest expenses of $2.4 million for the six months ended June 30, 2010, a decrease of $194,838, or 8%. This decrease in noninterest expenses for the six month period ended June 30, 2011 primarily resulted from a decrease of $171,893, or 17%, in compensation and benefits due to decreased salaries and stock option expense as well as the discontinuation of our 401k match beginning April 1, 2010. In addition, there was a decrease of $134,942 in net changes in fair value and (gains) losses on other real estate owned and repossessed assets due to several sales during the year, one of which resulted in a gain of approximately $122,500, as well as a recovery of a prior write-down due to new fair value information in accordance with FASB ASC Topic 360 “Property, Plant, and Equipment”. Write-downs or recoveries and gains or losses are charged against income, if necessary, as a result of our regular review of the fair value of repossessed property. Marketing also decreased $19,194 due to continued focused marketing efforts. Offsetting these decreases was an increase in other noninterest expenses of $105,184 due to increased expenses related to other real estate owned, such as taxes, maintenance and legal fees, and a $25,346 increase in professional fees due to an increase in consulting services between periods.

We did not recognize any income tax benefit for the six months ended June 30, 2011 or 2010. Accounting literature states that a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized. The determination of whether a deferred tax asset is realizable is based on weighting all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified. During our quarterly analysis of the valuation allowance recorded against our deferred tax assets, we determined that it was not more likely than not that our deferred tax assets will be recognized in future years due to the continued decline in credit quality and the resulting impact on net interest margin, increased net losses, and negative impact on capital as a result of provision for loan losses and write-downs on other real estate owned. We will continue to analyze our deferred tax assets and related valuation allowance each quarter taking into account performance compared to forecast and current economic or internal information that would impact forecasted earnings.

Assets and Liabilities

General

Total assets as of June 30, 2011 were $116.7 million, representing a decrease of $5.1 million, or 4%, compared to December 31, 2010. The decrease in assets is due to a $9.4 million decrease in net loans, which is the result of $5.6 million of net loan payoffs, $3.1 million in transfers to other real estate owned and $810,000 in provision for loan losses. Other real estate owned increased due to the repossession of three properties offset by the sale of two properties as well as write-downs taken during the first half of the year. Investment securities decreased due to mortgage-backed securities repayments. These decreases were offset by an increase in cash and cash equivalents of $3.1 million. At June 30, 2011, our total assets consisted principally of $13.8 million in cash and due from banks, $10.1 million in investment securities, $82.0 million in net loans, $3.6 million in property and equipment and $4.4 million in other real estate owned and repossessed assets. Our management closely monitors and seeks to maintain appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and demand.

Liabilities at June 30, 2011 totaled $107.6 million, representing a decrease of $3.7 million, or 3%, compared to December 31, 2010, and consisted principally of $100.1 million in deposits and $7.2 million in borrowings. Our borrowings consisted of Federal Home Loan Bank (“FHLB”) Advances and customer repurchase agreements. At June 30, 2011, shareholders’ equity was $9.1 million compared to $10.5 million at December 31, 2010. The decrease in shareholders’ equity was primarily due to the net loss of $1.4 million for the six months ended June 30, 2011.

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, we invest a substantial percentage of our earning assets in our loan portfolio. At June 30, 2011, our gross loan portfolio consisted primarily of $53.8 million of commercial real estate loans, $12.4 million of commercial business loans, and $18.3 million of consumer and home equity loans. Other than continued purposeful reduction in our commercial real estate concentration, our current loan portfolio composition is not materially different than the loan portfolio composition disclosed in the footnotes to the consolidated financial statements included in our Annual Report on Form 10-K for 2010 as filed with the SEC. We experienced net payoffs of $5.6 million during the six months ended June 30, 2011 due to low market demand, careful consideration of liquidity needs and credit risk management.

Loan Performance and Asset Quality

The downturn in general economic conditions over the past three years has resulted in increased loan delinquencies, defaults and foreclosures within our loan portfolio. The declining real estate market has had a significant impact on the performance of our loans secured by real estate. In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure. Although the real estate collateral provides an alternate source of repayment in the event of default by the borrower, in our current market the value of the collateral has deteriorated during the time the credit is extended.  There is a risk that this trend will continue, which could result in additional loss of earnings, increases in our provision for loan losses and loan charge-offs.

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

Refer to Note 4 for a table summarizing delinquencies and nonaccruals, by portfolio class, as of June 30, 2011 and December 31, 2010. Total delinquent and nonaccrual loans decreased from $12.7 million at December 31, 2010 to $11.0 million at June 30, 2011, a decrease of $1.7 million or 13%. This decrease was a result of movement in nonaccrual loans, which decreased by $1.6 million, or 14%, during the six months ended June 30, 2011. Nonaccrual decreases were seen in single and multifamily residential real estate as well as construction and development loans due to reposessions of property in satisfaction of these loans. These decreases were offset by an increase in other commercial real estate loans as a result of detailed review of relationships within these portfolio classes, loan payment history and the current economic environment. At June 30, 2011, nonaccrual loans represented 12.3% of gross loans compared to 12.7% of gross loans as of December 31, 2010. Loans past due 30-89 days are considered potential problem loans and amounted to $647,384 at June 30, 2011 compared to $697,558 at December 31, 2010.

Another method used to monitor the loan portfolio is credit grading. As part of the loan review process, loans are given individual credit grades, representing the risk we believe is associated with the loan balance. Credit grades are assigned based on factors that impact the collectability of the loan, the strength of the borrower, the type of collateral, and loan performance. Commercial loans are individually graded at origination and credit grades are reviewed on a regular basis in accordance with our loan policy. Consumer loans are assigned a “pass” credit rating unless something within the loan warrants a specific classification grade. Refer to Note 4 for a table summarizing management’s internal credit risk grades, by portfolio class, as of June 30, 2011 and December 31, 2010.

Loans graded one through four are considered “pass” credits. As of June 30, 2011, approximately 59% of the loan portfolio had a credit grade of Acceptable or Acceptable with Care. For loans to qualify for this grade, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment.

Loans with a credit grade of five are not considered classified; however they are categorized as a special mention or watch list credit, and are considered potential problem loans. This classification is utilized by us when we have an initial concern about the financial health of a borrower.  These loans are designated as such in order to be monitored more closely than other credits in our portfolio. We then gather current financial information about the borrower and evaluate our current risk in the credit.  We will then either reclassify the loan as “substandard” or back to its original risk rating after a review of the information.  There are times when we may leave the loan on the watch list, if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we determine to review the loan on a more regular basis.  Loans on the watch list are not considered problem loans until they are determined by management to be classified as substandard. As of June 30, 2011, we had loans totaling $2.3 million on the watch list compared to $6.9 million as of December 31, 2010, a decrease of $4.6 million or 67%. This decrease in watch list loans was primarily due to the downgrade of loans within this category to substandard due to receipt of additional information and continued analysis of credit deterioration in these credit relationships.

Loans graded six or greater are considered classified credits. At June 30, 2011 and December 31, 2010, classified loans totaled $13.5 million and $12.9 million, respectively. As mentioned above, the increase in this category of $631,066, or 5%, is due to the reclassification of watch list loans to substandard during the six months ended June 30, 2011. During 2011, we also had three loan relationships move out of substandard into other real estate owned at the time of collateral repossession. Classified credits are evaluated for impairment on a quarterly basis.

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

At June 30, 2011, impaired loans totaled $11.6 million, all of which were valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral. Market values were obtained using independent appraisals, updated in accordance with our reappraisal policy, or other market data such as recent offers to the borrower. As of June 30, 2011, we had loans totaling approximately $1.9 million that were classified in accordance with our loan rating policies but were not considered impaired. Refer to Note 4 for a table summarizing information relative to impaired loans, by portfolio class, at June 30, 2011 and December 31, 2010.

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

At June 30, 2011, the principal balance of troubled debt restructurings totaled $1.2 million. All troubled debt restructurings were considered classified, impaired, and in nonaccrual status at June 30, 2011. All restructured loans are currently performing as expected under the new terms. A troubled debt restructuring can be removed from “troubled’ status once there is sufficient history of demonstrating the borrower can service the credit under market terms. We currently consider sufficient history to be approximately six months.

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. At June 30, 2011, the allowance for loan losses was $2.4 million, or 2.89% of gross loans, compared to $3.1 million at December 31, 2010, or 3.24% of gross loans.

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

Our allowance for loan losses consists of both specific and general reserve components. The specific reserve component relates to loans that are impaired loans as defined in FASB ASC Topic 310, “Receivables”. Loans determined to be impaired are excluded from the general reserve calculation described below and evaluated individually for impairment. Impaired loans totaled $11.6 million at June 30, 2011, with an associated specific reserve of approximately $781,000. See Note 4 as well as above discussion under “Loan Performance and Credit Quality” for additional information related to impaired loans.

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

Refer to Note 4 for a table summarizing activity related to our allowance for loan losses for the quarter and six months ended June 30, 2011, by portfolio segment. As of June 30, 2011, the allowance for loan losses was $2.4 million, or 2.89% of gross loans, compared to $3.1 million, or 3.24% of gross loans, as of December 31, 2010 and $2.1 million, or 2.20% of gross loans, as of June 30, 2010. Provision for loan losses was a recovery of $60,000 for the three months ended June 30, 2011, a decrease of $795,000, or 108%, compared to the expense of $735,000 for the three months ended June 30, 2010. For the six months ended June 30, 2011, provision expense for loan losses was $810,000, a decrease of $25,000, or 3%, compared to provision expense of $835,000 for the six months ended June 30, 2010. Net loan charge-offs increased during the quarter ended June 30, 2011, from $597,837 for the three months ended June 30, 2010 to $627,361 for the three months ended June 30, 2011, an increase of $29,524 or 5%. Net charge-offs for the six months ended June 30, 2011 were $1.4 million compared to $560,057 for the six months ended June 30, 2010. This increase was due to the impact of the extended duration of this economic deterioration on our borrowers as well as declining asset quality trends in our loan portfolio. The vast majority of charge-offs thus far in 2011 were partial charge-offs taken on certain collateral-dependent loans within our real estate portfolio segments. Partial charge-offs were based on recent appraisals and evaluations on commercial real estate loans in the process of foreclosure. Loans with partial charge-offs are typically considered impaired loans and remain on nonaccrual status.

Other Real Estate Owned and Repossessed Assets

As of June 30, 2011, we had $4.4 million in other real estate owned and $39,457 in repossessed assets. This compares to $2.5 million in other real estate owned and $70,712 in repossessed assets as of December 31, 2010. During 2011, collateral was obtained from three loan relationships that went through the foreclosure process. We also completed the sale of two repossessed properties and one repossessed automobile. The following table summarizes changes in other real estate owned and repossessed assets for the six months ended June 30, 2011:

2011
Balance at beginning of period	$2,537,259
Repossessed property acquired in settlement of loans	3,058,500
Sale of repossessed property	(927,675)
Net changes in fair value and (gains) losses on other real estate owned and repossessed assets	(239,217)
Balance at end of period	$4,428,867

As of June 30, 2011, other real estate owned consisted of residential land lots valued at $3.2 million, a 1-4 family residential dwelling valued at $709,500, a commercial parcel of land valued at $378,000 and commercial office space valued at $117,500. Repossessed assets consisted of equipment valued at $39,457. These assets are being actively marketed with the primary objective of liquidating the collateral at a level which most accurately approximates fair value and allows recovery of as much of the unpaid principal loan balance as possible upon the sale of the asset within a reasonable period of time. Based on currently available valuation information, the carrying value of these assets is believed to be representative of their fair value less estimated costs to sell, although there can be no assurance that the ultimate proceeds from the sale of these assets will be equal to or greater than their carrying values, particularly in the current real estate environment and the continued downward trend in third party appraised values.

Deposits

Our primary source of funds for loans and investments is our deposits. At June 30, 2011, we had $100.1 million in deposits, representing a decrease of $3.9 million, or 4%, compared to December 31, 2010. Deposits at June 30, 2011 consisted primarily of $13.4 million in demand deposit accounts, $34.2 million in money market accounts and $52.1 million in time deposits. During the fourth quarter of 2006, we began obtaining deposits outside of our local market area in the form of brokered time deposits. Due to the interest rate environment in our market, as well as strong competition from other banking and financial services companies in gathering deposits, brokered time deposits allowed us to obtain funding in order to support loan growth. At June 30, 2011, we had $18.8 million in brokered time deposits, a decrease of $7.2 million compared to December 31, 2010.

Since January 20, 2010, we have had to obtain written approval from the OCC to accept, renew or rollover brokered time deposits pursuant to the terms of the Formal Agreement. Requests have been made to the OCC on a quarterly basis for permission to renew up to 90% of brokered time deposits maturing during each respective quarter. Approval was granted by the OCC for each request submitted in 2010; however due to strong customer deposit growth, we only renewed approximately 39% of 2010 maturing brokered deposits. During the first quarter of 2011, we renewed approximately 61% of maturing brokered deposits in order to ensure our liquidity position remained strong. Our most recent request to renew maturing brokered time deposits is still under consideration by the OCC due to continuing credit quality issues which have led to increased net losses and declining capital. For the remainder of 2011, or six months, we have $9.4 million of brokered deposits maturing. We believe we have adequate funding sources available to pay off brokered deposits as they mature. See additional discussion below under “Liquidity.”

Our strong customer deposit growth during 2010 and first six months of 2011 has enabled us to maintain a strong liquidity position while decreasing our reliance on brokered deposits, thereby lowering our cost of interest-bearing liabilities. We will continue to reduce our reliance on brokered time deposits and other noncore funding sources, while focusing our efforts to gather core deposits in our local market. Our loan-to-deposit ratio was 84.3% and 90.8% at June 30, 2011 and December 31, 2010, respectively.

Borrowings

We use borrowings to fund growth of earning assets in excess of deposit growth. Borrowings totaled $7.2 million at June 30, 2011, compared to $7.1 million at December 31, 2010. FHLB Advances accounted for $7.0 million of total borrowings as of June 30, 2011 and December 31, 2010. These advances are secured with approximately $26.6 million of first and second mortgage loans and $817,300 of stock in the FHLB.  The remaining balance in borrowings represents customer repurchase agreements.

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

We are a member of the FHLB, from which applications for borrowings can be made for leverage purposes. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. At June 30, 2011, we had collateral that would support approximately $4.0 million in additional borrowings. Like all banks, we are subject to the FHLB’s credit risk rating policy which assigns member institutions a rating which is reviewed quarterly.  The rating system utilizes key factors such as loan quality, capital, liquidity, profitability, etc.  During the fourth quarter of 2010, the FHLB downgraded our credit risk rating, which resulted in decreased borrowing availability (total line reduced to 15% of total assets from 20% of total assets) and increased collateral requirements (moved to 125% of borrowings from 115%). Our ability to access our available borrowing capacity from the FHLB in the future is subject to our rating and any subsequent changes based on our financial performance as compared to factors considered by the FHLB in their assignment of our credit risk rating each quarter.

We also pledge collateral to the Federal Reserve Bank’s Borrower-in-Custody of Collateral program, and our available credit under this program was approximately $9.2 million as of June 30, 2011. During the current quarter, we were informed by the Federal Reserve Bank that our available credit under the Borrower-in-Custody of Collateral program had been moved from Primary Credit to Secondary Credit, meaning borrowing requests have to be reviewed and approved in advance, and advances are to be short term in nature. This change also resulted in an increase in our collateral requirements and a corresponding decrease in our borrowing capacity with the Federal Reserve Bank.

We have a $2.0 million federal funds purchased line of credit through a correspondent bank that would need to be secured by investment securities if utilized. During the quarter ended June 30, 2011, we were officially informed that a $3.0 million federal fund purchased line from another correspondent bank had been rescinded.

We believe our liquidity sources are adequate to meet our operating needs. The level of liquidity is measured by the cash, cash equivalents, and investment securities available for sale to total assets ratio, which was at 20.44% at June 30, 2011 compared to 17.52% as of December 31, 2010. The increase in liquidity is due to net loan payoffs of $5.6 million, repayments of mortgage-backed securities and the sale of two properties in other real estate owned during the six months ended June 30, 2011. We continue to carefully focus on liquidity management during 2011.

Impact of Off-Balance Sheet Instruments

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2011, we had issued commitments to extend credit of $10.4 million through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Commitments and Contingencies

As of June 30, 2011, there were no significant firm commitments outstanding for capital expenditures.

Capital Resources

Total shareholders' equity decreased to $9.1 million at June 30, 2011 from $10.5 million at December 31, 2010, primarily due to our net loss for the six months of $1.4 million. We believe that our capital is sufficient to fund the activities of our Bank’s operations; however, the rate of net losses has deteriorated our capital base below our established individual minimum capital ratios as discussed in greater detail below. We have not been immune to the unprecedented levels of extended volatility and disruption in the capital and credit markets and can give no assurances with respect to our capital levels.

Our Bank and Company are subject to various regulatory capital requirements administered by the federal banking agencies. However, the Federal Reserve guidelines contain an exemption from the capital requirements for “small bank holding companies,” which in 2006 were amended to cover most bank holding companies with less than $500 million in total assets that do not have a material amount of debt or equity securities outstanding registered with the SEC. Although our class of common stock is registered under Section 12 of the Securities Exchange Act, we believe that because our stock is not listed on any exchange or otherwise actively traded, the Federal Reserve Board will interpret its new guidelines to mean that we qualify as a small bank holding company. Nevertheless, our Bank remains subject to these capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum ratios of Tier 1 and total capital as a percentage of assets and off-balance-sheet exposures, adjusted for risk weights ranging from 0% to 100%. Tier 1 capital of the Bank consists of common shareholders' equity, excluding the unrealized gain or loss on securities available for sale, less certain intangible assets. The Bank's Tier 2 capital consists of the allowance for loan losses subject to certain limitations. Total capital for purposes of computing the capital ratios consists of the sum of Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 capital and 8% for total risk-based capital.

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

In addition, the OCC established individual minimum capital ratio levels for the Bank that are higher than the minimum and well capitalized ratios applicable to all banks. The Bank must maintain total risk-based capital of at least 12%, Tier 1 capital of at least 10%, and a leverage ratio of at least 9%. As of September 30, 2010, the Bank fell below the established individual minimum capital ratios for leverage and total risk-based capital, and as of March 31, 2011, the Bank also fell below the established individual minimum capital ratio for Tier 1 capital. As of June 30, 2011, total risk-based capital was 10.7% compared to the required 12%, Tier 1 capital was 9.5% compared to the required 10%, and leverage ratio was 7.5% compared to the required 9%. However, the Bank is still considered to be well capitalized by the OCC as the Bank’s capital levels remain above the well capitalized ratio levels applicable to banks not subject to formal capital directives. The OCC instructed the Bank to achieve individual minimum capital ratio levels by June 30, 2011 which did not occur. We believe noncompliance with these ratio levels could result in the Bank becoming subject to a formal capital directive, a consent order, or such other administrative actions or sanctions as the OCC considers necessary. We have not received formal correspondence from the OCC regarding this noncompliance; therefore, it is uncertain what actions, if any, the OCC will take with respect to noncompliance with these ratios, what action steps the OCC might require the Bank to take to remedy this situation, and whether such actions would be successful. The Bank is currently working with several advisors and consultants regarding strategies to increase capital.

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at June 30, 2011 and December 31, 2010.

(Dollars in thousands)

							To be well capitalized
			Individual Minimum		For capital		under prompt corrective
			Capital Ratio		adequacy purposes		action provisions
	Actual		Minimum		Minimum		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2011
Total Capital (to risk weighted assets)	$10,136,000	10.7%	$11,350,000	12.0%	$7,566,000	8.0%	$9,459,000	10.0%
Tier 1 Capital (to risk weighted assets)	8,939,000	9.5	9,459,000	10.0	3,783,000	4.0	5,675,000	6.0
Tier 1 Capital (to average assets)	8,939,000	7.5	10,681,000	9.0	4,747,000	4.0	5,934,000	5.0
As of December 31, 2010
Total Capital (to risk weighted assets)	$11,670,000	11.5%	$12,169,000	12.0%	$8,112,000	8.0%	$10,141,000	10.0%
Tier 1 Capital (to risk weighted assets)	10,381,000	10.2	10,141,000	10.0	4,056,000	4.0	6,084,000	6.0
Tier 1 Capital (to average assets)	10,381,000	8.4	11,137,000	9.0	4,950,000	4.0	6,187,000	5.0

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Controller, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Controller have concluded that our current disclosure controls and procedures are effective as of June 30, 2011. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Not applicable

Item 6. Exhibits

31.1    Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2    Rule 13a-14(a) Certification of the Principal Financial Officer.

32       Section 1350 Certifications.

101     The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Income (Loss) for the three and six months ended June 30, 2011 and 2010, (iii) Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss) for the six months ended June 30, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements*.

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 9, 2011	By:	/s/ Lawrence R. Miller
Lawrence R. Miller
Chief Executive Officer (Principal Executive Officer)

Date:	August 9, 2011	By:	/s/ Kimberly D. Barrs
Kimberly D. Barrs
Controller (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit
Number     Description

31.1            Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2            Rule 13a-14(a) Certification of the Principal Financial Officer.

32               Section 1350 Certifications.

101             The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Income (Loss) for the three and six months ended June 30, 2011 and 2010, (iii) Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss) for the six months ended June 30, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements*.

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.