Form 10-Q
period 2011-09-30
Independence Bancshares, Inc.
filed 2011-11-04
CIK 1311828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,085,010 shares of common stock, $.01 par value per share, were issued and outstanding as of November 4, 2011.

Independence Bancshares, Inc.

Part I – Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets

	September 30, 2011	December 31, 2010
	(unaudited)	(audited)
Assets
Cash and due from banks	$3,372,437	$2,993,102
Federal funds sold	10,115,000	7,700,000
Investment securities available for sale	9,095,417	10,652,733
Non-marketable equity securities	1,047,850	1,400,350
Loans, net of allowance for loan losses of $2,350,886 and $3,062,492, respectively	80,366,791	91,402,749
Accrued interest receivable	268,713	291,499
Property and equipment, net	3,550,347	3,687,386
Other real estate owned and repossessed assets	3,846,965	2,537,259
Other assets	1,435,370	1,145,890
Total assets	$113,098,890	$121,810,968

Liabilities
Deposits:
Noninterest bearing	$6,573,442	$5,710,240
Interest bearing	89,982,078	98,370,429
Total deposits	96,555,520	104,080,669

Borrowings	7,079,297	7,065,479
Accrued interest payable	56,512	69,473
Accounts payable and accrued expenses	234,821	144,003
Total liabilities	103,926,150	111,359,624

Commitments and contingencies

Shareholders’ equity
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued	—	—
Common stock, par value $.01 per share; 100,000,000 shares authorized; 2,085,010 shares issued and outstanding	20,850	20,850
Additional paid-in capital	21,102,085	21,095,485
Accumulated other comprehensive income	158,606	34,725
Accumulated deficit	(12,108,801)	(10,699,716)
Total shareholders’ equity	9,172,740	10,451,344
Total liabilities and shareholders’ equity	$113,098,890	$121,810,968

The accompanying notes are an integral part of these consolidated financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest income
Loans	$1,171,051	$1,181,010	$3,349,379	$3,655,015
Investment securities	60,118	73,057	210,390	201,507
Federal funds sold and other	11,027	12,921	35,060	38,624
Total interest income	1,242,196	1,266,988	3,594,829	3,895,146

Interest expense
Deposits	303,562	487,490	1,041,425	1,590,619
Borrowings	53,449	80,249	158,825	322,259
Total interest expense	357,011	567,739	1,200,250	1,912,878

Net interest income	885,185	699,249	2,394,579	1,982,268

Provision for loan losses	(80,000)	1,220,000	730,000	2,055,000

Net interest income (expense) after provision for loan losses	965,185	(520,751)	1,664,579	(72,732)

Noninterest income	73,916	76,004	169,999	188,418

Noninterest expenses
Compensation and benefits	$439,738	$484,498	$1,271,971	$1,488,624
Net changes in fair value and (gains) losses on other real estate owned and repossessed assets	7,165	318,131	246,382	692,290
Occupancy and equipment	147,001	142,763	433,984	432,282
Insurance	63,685	125,818	316,935	383,876
Data processing and related costs	72,026	70,085	223,130	215,666
Professional fees	66,556	92,848	225,326	226,272
Marketing	14,515	18,727	56,052	79,458
Telephone and supplies	16,023	12,724	51,008	45,227
Other	172,867	80,716	418,875	221,540
Total noninterest expenses	999,576	1,346,310	3,243,663	3,785,235

Income (loss) before income tax expense	39,525	(1,791,057)	(1,409,085)	(3,669,549)

Income tax expense	—	1,374,937	—	1,374,937
Net income (loss)	$39,525	$(3,165,994)	$(1,409,085)	$(5,044,486)
Income (loss) per common share – basic and diluted	$0.02	$(1.52)	$(0.68)	$(2.42)

Weighted average common shares outstanding – basic and diluted	2,085,010	2,085,010	2,085,010	2,085,010

The accompanying notes are an integral part of these consolidated financial statements.

Independence Bancshares, Inc.
Consolidated Statements of Changes
In Shareholders’ Equity and Comprehensive Income (Loss)
(unaudited)

				Accumulated
				other
	Common Stock		Additional	comprehensive	Accumulated
	Shares	Amount	paid-in capital	income	deficit	Total
December 31, 2009	2,085,010	$20,850	$20,997,135	$23,052	$(4,354,170)	$16,686,867
Compensation expense related to stock options granted	—	—	80,400	—	—	80,400
Net loss	—	—	—	—	(5,044,486)	(5,044,486)
Unrealized gain on investment securities available for sale, net of tax	—	—	—	94,076	—	94,076
Total comprehensive loss	—	—	—	—	—	(4,950,410)
September 30, 2010	2,085,010	$20,850	$21,077,535	$117,128	$(9,398,656)	$11,816,857

December 31, 2010	2,085,010	$20,850	$21,095,485	$34,725	$(10,699,716)	$10,451,344
Compensation expense related to stock options granted	—	—	6,600	—	—	6,600
Net loss	—	—	—	—	(1,409,085)	(1,409,085)
Unrealized gain on investment securities available for sale, net of tax	—	—	—	123,881	—	123,881
Total comprehensive loss	—	—	—	—	—	(1,285,204)
September 30, 2011	2,085,010	$20,850	$21,102,085	$158,606	$(12,108,801)	$9,172,740

The accompanying notes are an integral part of these consolidated financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2011	2010
Operating activities
Net loss	$(1,409,085)	$(5,044,486)
Adjustments to reconcile net loss to cash used in operating activities
Provision for loan losses	730,000	2,055,000
Depreciation	147,828	145,308
Amortization of investment securities premiums, net	21,145	40,716
Compensation expense related to stock options granted	6,600	80,400
Net changes in fair value and losses on other real estate owned and repossessed assets	246,382	692,290
(Increase) decrease in other assets, net	(299,209)	1,615,801
Increase (decrease) in other liabilities, net	14,040	(6,627)
Net cash used in operating activities	(542,299)	(421,598)

Investing activities
Repayments of loans, net	7,648,204	8,895,930
Purchase of investment securities available for sale	(4,595,698)	(6,000,000)
Maturities and sales of investment securities available for sale	5,524,374	3,000,000
Repayments of investment securities available for sale	827,708	1,258,926
Redemption of non-marketable equity securities, net	352,500	107,250
Purchase of property and equipment, net	(10,789)	(53,339)
Sale of other real estate owned and repossessed assets	1,101,666	942,936
Net cash provided by investing activities	10,847,965	8,151,703

Financing activities
Increase (decrease) in deposits, net	(7,525,149)	590,197
Increase (decrease) in borrowings	13,818	(7,108,066)
Net cash used in financing activities	(7,511,331)	(6,517,869)

Net increase in cash and cash equivalents	2,794,335	1,212,236

Cash and cash equivalents at beginning of the period	10,693,102	10,224,360

Cash and cash equivalents at end of the period	$13,487,437	$11,436,596

Supplemental information:
Cash paid for
Interest	$1,213,211	$1,975,331
Schedule of non-cash transactions
Change in unrealized gain on securities, net of tax	$123,881	$94,076
Transfers between loans and other real estate owned	$2,657,754	$2,173,188

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for 2010 as filed with the Securities and Exchange Commission.

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

Recent Regulatory Developments

On January 20, 2010, the Bank entered into a Formal Agreement (the “Formal Agreement”) with its primary regulator, the Office of the Comptroller of the Currency (the “OCC”). The Formal Agreement seeks to enhance the Bank’s existing practices and procedures in the areas of management oversight, strategic and capital planning, credit risk management, credit underwriting, liquidity, and funds management. In addition, the OCC has established individual minimum capital ratio levels for the Bank that are higher than the minimum and well capitalized ratios applicable to all banks. The Bank must maintain total risk-based capital of at least 12%, Tier 1 capital of at least 10%, and a leverage ratio of at least 9%. The Board of Directors and management of the Bank have been aggressively working to address the findings of the exam that led to the Formal Agreement and will continue to work to comply with all the requirements of the Formal Agreement. As of September 30, 2010, the Bank fell below the established individual minimum capital ratios for leverage and total risk-based capital, and as of March 31, 2011, the Bank also fell below the established individual minimum capital ratio for Tier 1 capital. As of September 30, 2011, total risk-based capital was 11.0% compared to the required 12%, Tier 1 capital was 9.7% compared to the required 10%, and leverage ratio was 7.9% compared to the required 9%. However, as of September 30, 2011, the Bank was still considered to be well capitalized by the OCC because the Bank’s capital levels remain above the well capitalized ratio levels applicable to banks not subject to formal capital directives. For additional information on the Formal Agreement, including actions the Bank has taken in response to the Formal Agreement, see “Management’s Discussion and Analysis – Recent Regulatory Developments” and “Management’s Discussion and Analysis – Results of Operations – Capital Resources.”

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Income (Loss) per Share – Basic income (loss) per share represents net income (loss) divided by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method. For the three month period ended September 30, 2011, all of the potential common shares were considered anti-dilutive due to the average trading price of the Company’s common stock which was well below the exercise price of all outstanding options and warrants. For the three month period ended September 30, 2010 and the nine month periods ended September 30, 2011 and 2010, as a result of the Company’s net loss, all of the potential common shares were considered anti-dilutive.

Fair Value Measurements – The Company determines the fair market values of its financial instruments based on the fair value hierarchy established in FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”), which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. ASC Topic 820 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available-for-sale investment securities) or on a nonrecurring basis (for example, impaired loans).

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

Income Taxes – The Company accounts for income taxes in accordance with FASB ASC Topic 740, “Income Taxes”. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established to reduce deferred tax assets if it is determined to be “more likely than not” that all or some portion of the potential deferred tax asset will not be realized. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for 2010 as filed with the Securities and Exchange Commission.

We did not recognize any income tax benefit or expense for the three and nine month periods ended September 30, 2011. However, we did recognize income tax expense of $1,374,937 for the three and nine month periods ended September 30, 2010 based on the following requirements. Accounting literature states that a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized. The determination of whether a deferred tax asset is realizable is based on weighting all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified. During our September 30, 2010 quarterly analysis of the valuation allowance recorded against our deferred tax assets, we determined that it was not more likely than not that our deferred tax assets will be recognized in future years due to the continued decline in credit quality and the resulting impact on net interest margin, increased net losses, and negative impact on capital as a result of provision for loan losses and write-downs on other real estate owned, and we recorded a 100% valuation allowance against the deferred tax asset. We will continue to analyze our deferred tax assets and related valuation allowance each quarter taking into account performance compared to forecast and current economic or internal information that would impact forecasted earnings. No expense was recognized on net income for the quarter ended September 30, 2011 due to the Company’s large cumulative net operating loss carry-forward position as well as the 100% valuation allowance on our deferred tax assets. The net income for the quarter ended September 30, 2011 does not represent a trend toward sustained profitability.

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

Recently Issued Accounting Pronouncements – The following is a summary of recent authoritative pronouncements that may affect our accounting, reporting, and disclosure of financial information:

In July 2010, the Receivables topic of the Accounting Standards Codification (“ASC”) was amended by Accounting Standards Update (“ASU”) 2010-20 to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments require the allowance disclosures to be provided on a disaggregated basis. The Company is required to include these disclosures in its interim and annual financial statements. See Note 4, Loans, for applicable disclosures.

Disclosures about Troubled Debt Restructurings (“TDRs”) required by ASU 2010-20 were deferred by the Financial Accounting Standards Board (“FASB”) in ASU 2011-01 issued in January 2011. In April 2011, the FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a TDR. The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present. Disclosures related to TDRs under ASU 2010-20 are required beginning with this quarter ended September 30, 2011. See Note 4, Loans, for applicable disclosures.

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

	September 30, 2011
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Government-sponsored enterprises	$3,000,000	$5,277	$—	$3,005,277
Mortgage-backed securities	5,482,129	209,569	—	5,691,698
Municipals, taxable	372,977	25,465	—	398,442

Total investment securities	$8,855,106	$240,311	$—	$9,095,417

	December 31, 2010
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Government-sponsored enterprises	$5,000,000	$12,723	$(37,007)	$4,975,716
Mortgage-backed securities	5,226,829	87,186	(24,588)	5,289,427
Municipals, taxable	373,291	14,299	—	387,590

Total investment securities	$10,600,120	$114,208	$(61,595)	$10,652,733

At September 30, 2011, the investment portfolio included an unrealized gain of $240,311. At September 30, 2011, the investment portfolio included no securities in a loss position. At December 31, 2010, the investment portfolio included five securities with a fair value of $4,978,136 and an amortized cost of $5,039,731 that had been in an unrealized loss position for less than twelve months and no securities in a loss position for more than twelve months. The Company believes, based on industry analyst reports and credit ratings, that the deterioration in the fair value of these investment securities available for sale is attributed to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.

NOTE 4 – LOANS

At September 30, 2011, our gross loan portfolio consisted primarily of $53.6 million of commercial real estate loans, $11.8 million of commercial business loans, and $17.4 million of consumer and home equity loans. Other than continued purposeful reduction in our commercial real estate concentration, our current loan portfolio composition is not materially different than the loan portfolio composition disclosed in the footnotes to the consolidated financial statements included in our Annual Report on Form 10-K for 2010 as filed with the SEC.

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

Loan Performance and Asset Quality

Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. When a loan is placed in nonaccrual status, interest accruals are discontinued and income earned but not collected is reversed. Cash receipts on nonaccrual loans are not recorded as interest income, but are used to reduce principal. Loans are removed from nonaccrual status when they become current as to both principal and interest and when concern no longer exists as to the collectibility of principal or interest based on current available information or as evidenced by sufficient payment history, generally six monhts.

The following table summarizes delinquencies and nonaccruals, by portfolio class, as of September 30, 2011 and December 31, 2010.

	Single and multifamily residential real estate	Construction and development	Commercial real estate – other	Commercial business	Consumer	Total
September 30, 2011
30-59 days past due	$847,078	$104,641	$—	$—	$—	$951,719
60-89 days past due	—	—	—	—	—	—
Nonaccrual	1,794,986	3,309,379	1,320,411	92,265	—	6,517,041
Total past due and nonaccrual	2,642,064	3,414,020	1,320,411	92,265	—	7,468,760
Current	22,184,904	10,282,649	29,520,242	11,712,381	1,628,660	75,328,448
Total loans	$24,826,968	$13,696,669	$30,840,653	$11,804,646	$1,628,660	$82,797,596

	Single and multifamily residential real estate	Construction and development	Commercial real estate – other	Commercial business	Consumer	Total
December 31, 2010
30-59 days past due	$16,902	$—	$428,273	$1,409	$7,576	$454,160
60-89 days past due	—	145,718	97,680	—	—	243,398
Nonaccrual	3,098,499	8,069,557	861,432	—	—	12,029,488
Total past due and nonaccrual	3,115,401	8,215,275	1,387,385	1,409	7,576	12,727,046
Current	24,292,606	10,994,198	32,630,608	12,260,814	1,651,994	81,830,220
Total loans	$27,408,007	$19,209,473	$34,017,993	$12,262,223	$1,659,570	$94,557,266

At September 30, 2011 and December 31, 2010, there were nonaccrual loans of $6.5 million and $12.0 million, respectively. Foregone interest income related to nonaccrual loans equaled $428,582 and $550,761 for the nine months ended September 30, 2011 and 2010, respectively. No interest income was recognized on nonaccrual loans during for the nine months ended September 30, 2011 and 2010. At both September 30, 2011 and December 31, 2010, there were no accruing loans which were contractually past due 90 days or more as to principal or interest payments.

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

The following table summarizes management’s internal credit risk grades, by portfolio class, as of September 30, 2011 and December 31, 2010.

September 30, 2011	Single and multifamily residential real estate	Construction and development	Commercial real estate – other	Commercial business	Consumer	Total
Pass Loans	$14,482,666	$757,771	$37,951	$—	$1,554,187	$16,832,575
Grade 1 - Prime	—	—	—	65,429	—	65,429
Grade 2 - Good	—	—	485,952	125,250	—	611,202
Grade 3 - Acceptable	2,143,418	399,431	14,526,175	5,927,238	—	22,996,262
Grade 4 - Acceptable w/ Care	5,291,710	5,454,417	12,300,594	5,492,964	—	28,539,685
Grade 5 - Special Mention	1,114,188	104,641	330,394	101,500	—	1,650,723
Grade 6 - Substandard	1,794,986	6,980,409	3,159,587	—	74,473	12,009,455
Grade 7 - Doubtful	—	—	—	92,265	—	92,265
Total loans	$24,826,968	$13,696,669	$30,840,653	$11,804,646	$1,628,660	$82,797,596

December 31, 2010	Single and multifamily residential real estate	Construction and development	Commercial real estate – other	Commercial business	Consumer	Total
Pass Loans	$15,304,972	$937,399	$—	$—	$1,585,097	$17,827,468
Grade 1 - Prime	—	—	—	65,429	—	65,429
Grade 2 - Good	44,312	323,784	253,851	130,628	—	752,575
Grade 3 - Acceptable	1,936,575	1,429,714	16,769,211	5,964,501	—	26,100,001
Grade 4 - Acceptable w/Care	5,488,792	4,547,604	14,142,081	5,884,011	—	30,062,488
Grade 5 - Special Mention	1,534,857	3,755,697	1,381,947	217,654	—	6,890,155
Grade 6 - Substandard	3,098,499	8,215,275	1,470,903	—	74,473	12,859,150
Grade 7 - Doubtful	—	—	—	—	—	—
Total loans	$27,408,007	$19,209,473	$34,017,993	$12,262,223	$1,659,570	$94,557,266

Loans graded one through four are considered “pass” credits. As of September 30, 2011, approximately 62% of the loan portfolio had a credit grade of Acceptable or Acceptable with Care. For loans to qualify for this grade, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment.

As of September 30, 2011, we had loans totaling $1.7 million classified as special mention. This classification is utilized when an initial concern is identified about the financial health of a borrower. Loans are designated as such in order to be monitored more closely than other credits in the loan portfolio. At September 30, 2011, substandard loans totaled $12.0 million, with all but one loan being collateralized by real estate. Substandard credits are evaluated for impairment on a quarterly basis.

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

At September 30, 2011, impaired loans totaled $10.2 million, all of which were valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral. Market values were obtained using independent appraisals, updated in accordance with our reappraisal policy, or other market data such as recent offers to the borrower. As of September 30, 2011, we had loans totaling approximately $1.9 million that were classified in accordance with our loan rating policies but were not considered impaired. The following table summarizes information relative to impaired loans, by portfolio class, at September 30, 2011 and December 31, 2010.

	Unpaid principal balance	Recorded investment	Related allowance	Average impaired investment	Year to date interest income
September 30, 2011
With no related allowance recorded:
Single and multifamily residential real estate	$92,677	$91,025	$—	$110,136	$—
Construction and development	2,201,030	2,201,030	—	1,834,659	42,102
Commercial real estate-other	1,313,326	1,229,411	—	886,408	9,907
Commercial business	—	—	—	—	—
With related allowance recorded:
Single and multifamily residential real estate	1,916,929	1,703,962	173,962	2,123,071	—
Construction and development	6,039,513	4,779,378	421,756	6,448,650	76,199
Commercial real estate-other	99,512	91,000	61,500	506,145	—
Commercial business	92,265	92,265	—	46,132	—
Total:
Single and multifamily residential real estate	2,009,606	1,794,986	173,962	2,233,207	—
Construction and development	8,240,543	6,980,408	421,756	8,283,309	118,301
Commercial real estate-other	1,412,838	1,320,411	61,500	1,392,553	9,907
Commercial business	92,265	92,265	—	46,132	—
	$11,758,501	$10,188,070	$657,218	$11,955,201	$128,208
December 31, 2010
With no related allowance recorded:
Single and multifamily residential real estate	$102,083	$102,083	$—	$248,045	$—
Construction and development	453,000	453,000	—	2,800,727	—
Commercial real estate-other	290,377	290,377	—	58,075	—
Commercial business	—	—	—	5,743	—
With related allowance recorded:
Single and multifamily residential real estate	3,413,462	2,996,415	551,415	1,862,302	13,222
Construction and development	8,415,920	7,762,275	768,358	5,141,497	8,584
Commercial real estate-other	1,218,225	1,180,526	251,971	453,294	10,152
Commercial business	-	—	—	8,818	441
Total:
Single and multifamily residential real estate	3,515,545	3,098,498	551,415	2,110,347	13,222
Construction and development	8,868,920	8,215,275	768,358	7,942,224	8,584
Commercial real estate-other	1,508,602	1,470,903	251,971	511,369	10,152
Commercial business	—	—	—	14,561	441
	$13,893,067	$12,784,676	$1,571,744	$10,578,501	$32,399

As a result of adopting the amendments in ASU 2011-02, we reassessed all restructurings that occurred on or after the beginning of the fiscal year of adoption (January 1, 2011) to determine whether they are TDRs under the amended guidance. We did not identify any new TDRs during our assessment. As noted below, all outstanding TDRs as of September 30, 2011 were restructured prior to the adoption of ASU 2011-02.

TDRs are loans which have been restructured from their original contractual terms and include concessions that would not otherwise have been granted outside of the financial difficulty of the borrower. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges in the current economic environment. The purpose of a TDR is to facilitate ultimate repayment of the loan.

At September 30, 2011, the principal balance of TDRs totaled $1.3 million. All TDRs were considered classified, impaired, and in nonaccrual status at September 30, 2011. No TDRs went into default during either the nine months or the quarter ended September 30, 2011. A TDR can be removed from “troubled’ status once there is sufficient history of demonstrating the borrower can service the credit under market terms. We currently consider sufficient history to be approximately six months.

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

The following table summarizes activity related to our allowance for loan losses for the nine months ended September 30, 2011, by portfolio segment.

	Single and multifamily residential real estate	Construction and development	Commercial real estate – other	Commercial business	Consumer	Total
September 30, 2011
Allowance for loan losses:
Balance, beginning of period	$859,255	$1,365,914	$473,504	$306,791	$57,028	$3,062,492
Provision for loan losses	186,224	626,379	4,153	(96,612)	9,856	730,000
Loan charge-offs	(390,069)	(1,232,202)	(25,706)	(764)	(6,979)	(1,655,720)
Loan recoveries	—	—	—	214,114	—	214,114
Net loans (charged-off) recovered	(390,069)	(1,232,202)	(25,706)	213,350	(6,979)	(1,441,606)
Balance, end of period	$655,410	$760,091	$451,951	$423,529	$59,905	$2,350,886

Individually reviewed for impairment	$173,962	421,756	$61,500	—	$—	$657,218
Collectively reviewed for impairment	481,448	338,335	390,451	423,529	59,905	1,693,668
Total allowance for loan losses	$655,410	760,091	$451,951	$423,529	$59,905	$2,350,886

Gross loans, end of period:
Individually reviewed for impairment	$1,794,986	6,980,408	$1,320,411	$92,265	$—	$10,188,070
Collectively reviewed for impairment	23,031,982	6,716,261	29,520,242	11,712,381	1,628,660	72,609,526
Total gross loans	$24,826,968	$13,696,669	$30,840,653	$11,804,646	$1,628,660	$82,797,596

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

Available-for-sale investment securities ($9.1 million at September 30, 2011) are carried at fair value and measured on a recurring basis using Level 2 inputs (other observable inputs). Fair values are estimated by using bid prices and quoted prices of pools or tranches of securities with similar characteristics.

We do not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and a specific reserve within the allowance for loan losses is established or the loan is charged down to the fair value less costs to sell. At September 30, 2011, all impaired loans were evaluated on a nonrecurring basis based on the market value of the underlying collateral. Market values are generally obtained using independent appraisals or other market data, which the Company considers to be Level 2 inputs (other observable inputs). The aggregate carrying amount, net of specific reserves, of impaired loans carried at fair value at September 30, 2011 was $5.9 million.

Other real estate owned and repossessed assets, consisting of properties or other collateral obtained through foreclosure or in satisfaction of loans, are carried at fair value and measured on a nonrecurring basis. Market values are generally obtained using independent appraisals or other current market information, including but not limited to offers received on a property, which the Company considers to be Level 2 inputs (other observable inputs). The carrying amount of other real estate owned and repossessed assets carried at fair value at September 30, 2011 was $3.8 million.

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

The estimated fair values of the Company’s financial instruments at September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and due from banks	$3,372,437	$3,372,437	$2,993,102	$2,993,102
Federal funds sold	10,115,000	10,115,000	7,700,000	7,700,000
Investment securities available for sale	9,095,417	9,095,417	10,652,733	10,652,733
Non-marketable equity securities	1,047,850	1,047,850	1,400,350	1,400,350
Loans, net	80,366,791	79,331,820	91,402,749	90,410,864

Financial Liabilities:
Deposits	96,555,520	96,824,734	104,080,669	104,657,280
Federal Home Loan Bank advances	7,000,000	7,327,393	7,000,000	7,325,072
Securities sold under agreements to repurchase	79,297	79,297	65,479	65,479

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

These risks are exacerbated by the developments over the last three years in local, national and international financial markets, and we are unable to predict what effect these uncertain market conditions will continue to have on our Company. Beginning in 2008 and continuing through the third quarter of 2011, the capital and credit markets experienced unprecedented levels of extended volatility and disruption. During the first half of 2011, there was a general expectation within the economic and business community that conditions, while slow by historical standards, were stabilizing and were expected to show continued improvement. However, as a result of U.S. government fiscal challenges and resulting downgrade of the U.S. government debt by Standard & Poor’s, continued volatility in European sovereign and bank debt, little to no improvement in domestic employment conditions, and the economic and monetary policy statements by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) during the third quarter of 2011, an increasing number of economists began predicting more negative economic forecasts and the possibility of a “double-dip” recession. There can be no assurance that these unprecedented negative developments will not continue to materially and adversely impact the U.S. economy in general, the banking industry, and our business, financial condition and results of operations, as well as our ability to maintain sufficient capital or other funding for liquidity and business purposes.

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

Overview

The following discussion describes our results of operations for the three and nine month periods ended September 30, 2011 and 2010 and also analyzes our financial condition as of September 30, 2011.

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

○
Centralize responsibility for consumer financial protection by creating a new agency, the Bureau of Consumer Financial Protection, responsible for implementing, examining, and enforcing compliance with federal consumer financial laws;

○
Create the Financial Stability Oversight Council that will recommend to the Federal Reserve increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity;

○
Provide mortgage reform provisions regarding a customer’s ability to repay, restricting variable-rate lending by requiring that the ability to repay variable-rate loans be determined by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions;

○
Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the Deposit Insurance Fund (“DIF”), and increase the floor on the size of the DIF, which generally will require an increase in the level of assessments for institutions with assets in excess of $10 billion;

○
Make permanent the $250,000 limit for federal deposit insurance and provide unlimited federal deposit insurance until December 31, 2012 for noninterest-bearing demand transaction accounts at all insured depository institutions;

○	Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, which apply to all public companies, not just financial institutions;

○	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transactions and other accounts;

○
Amend the Electronic Fund Transfer Act (“EFTA”) to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer;

○
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

•
In November 2010, the Federal Reserve’s monetary policymaking committee, the Federal Open Market Committee (“FOMC”), decided that further support to the economy was needed. With short-term interest rates already nearing 0%, the FOMC agreed to deliver that support by committing to purchase additional longer-term Treasury securities, as it had in 2008 and 2009. The FOMC announced that it intended to purchase an additional $600 billion of longer-term U.S. Treasury securities by the end of the second quarter of 2011, at a pace of about $75 billion per month. In addition, the FOMC stated that it would maintain its existing policy of reinvesting principal payments from its securities holdings.

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

•
In June 2011, the Federal Reserve approved a final debit card interchange rule in accordance with the Dodd-Frank Act. The final rule caps an issuer’s base fee at $0.21 per transaction and allows an additional 5 basis point charge per transaction to help cover fraud losses. Though the rule technically does not apply to institutions with less than $10 billion in assets, such as the Bank, there is concern that the price controls may harm community banks, which could be pressured by the marketplace to lower their own interchange rates. The Federal Reserve also adopted requirements for issuers to include two unaffiliated networks for debit card transactions — one signature-based and one PIN-based. The effective date for the final rules on the pricing and routing restrictions was October 1, 2011. The results of these final rules may impact our interchange income from debit card transactions in the future.

•
On September 21, 2011, the FOMC announced that, in order to support a stronger economic recovery and to help ensure that inflation, over time, is at levels consistent with its statutory mandate, it had decided to extend the average maturity of its holdings of securities. In addition, the FOMC announced that it intended to purchase, by the end of June 2012, $400 billion of Treasury securities with remaining maturities of 3 years or less in order to put downward pressure on longer-term interest rates and help make broader financial conditions more accommodative. Further, to help support conditions in mortgage markets, the FOMC intends to now reinvest in agency mortgage-backed securities the principal payments from its holdings of agency debt and agency mortgage-backed securities.

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

Requirements of the Formal Agreement	Responsive Actions
Article II. Establish, within 30 days from the effective date of the Formal Agreement, a Compliance Committee of at least five directors to be responsible for monitoring and coordinating the Bank’s adherence to the provisions of the Formal Agreement. The Compliance Committee is required to meet at least monthly to receive written progress reports from management on the results and status of actions needed to achieve full compliance with each article of the Formal Agreement.

The Compliance Committee was formed in January 2010 and has met monthly to review written progress reports provided by management.
Article III. Complete, within 60 days of the effective date of the Formal Agreement, a thorough review and assessment of the Bank’s Board of Directors and management supervision, management structure and staffing requirements.

The Compliance Committee completed this review and assessment, including obtaining Board approval of the findings and recommendations, in April and June 2010, and submitted its report to the OCC immediately thereafter.

Requirements of the Formal Agreement	Responsive Actions
Article IV. Adopt and implement, within 45 days of the effective date of the Formal Agreement, an updated written strategic plan for the Bank covering at least a three-year period including an updated three year capital program to strengthen the Bank’s capital structure.

The Board adopted the Bank’s strategic plan, including the required capital program, on March 3, 2010 which was submitted to the OCC on March 8, 2010. The Bank has also taken steps to implement this strategic plan and capital program. Management revised the capital program based on the OCC’s review. The revised plan was resubmitted to the OCC on November 1, 2010.

Management continues to submit capital updates to the OCC on a regular basis. We believe the OCC will not consider the Bank compliant with this requirement until our capital levels are at or above our individual minimum capital ratios.

Article V. Develop and implement, within 45 days of the effective date of the Formal Agreement, an updated written profit plan to improve and sustain the earnings of the Bank.	The Board adopted the Bank’s profit plan in November 2010 which was submitted to the OCC on December 14, 2010.
Article VI (4) and (5). Review the Bank’s liquidity on a monthly basis and provide the full Board of Directors with a written report of the results of this review to ensure adequate sources of liquidity in relation to the Bank’s needs.

Throughout 2010 and thus far in 2011, management has actively monitored liquidity and has provided detailed monthly reports to the Asset Liability Committee and the full Board of Directors for review.
Article VII. Adopt and implement, within 60 days of the effective date of the Formal Agreement, an updated written interest rate risk policy addressing management reports used for decision-making, interest rate risk tolerance, tools used to measure and monitor the Bank’s overall interest rate risk profile, and model validation and back-testing procedures.

The Bank’s Interest Rate Risk Policy, which addresses management reports, interest rate risk tolerance, measuring and monitoring the Bank’s risk profile and model validation and back-testing, was reviewed and approved by the Bank’s Board of Directors on March 3, 2010 and was submitted to the OCC on March 8, 2010.

Article VIII. Improve, within 90 days of the effective date of the Formal Agreement, the Bank’s liquidity position and maintain adequate sources of stable funding given the Bank’s anticipated liquidity and funding needs by reducing wholesale or credit sensitive liabilities and/or increasing liquid assets.

As of September 30, 2011, the Bank has increased its liquidity position to 20.0% from 13.6% as of December 31, 2009. In addition, the Bank decreased wholesale funding reliance by $19.9 million in 2010 and an additional $12.4 million in the first nine months of 2011.

Requirements of the Formal Agreement	Responsive Actions
Article IX. Accept, renew or rollover brokered deposits for deposit at the Bank only after obtaining a prior written determination of no supervisory objection from the OCC.	The Bank has obtained required written approvals from the OCC for all new and renewed brokered deposits accepted by the Bank since the effective date of the Formal Agreement.
Article X (7). Extend credit, including renewals or extensions, to a borrower whose loans or other extensions of credit exceed $300,000 and are criticized by the OCC or any other bank examiner, only after the Board or designated committee finds that the extension of additional credit is necessary to promote the best interests of the Bank.

All extensions of credit or modifications related to a criticized borrower have been properly approved by the Board.
Article XI. Adopt and implement, within 60 days of the effective date of the Formal Agreement, an updated and comprehensive policy for determining the adequacy of the Bank’s allowance for loan losses, which must provide for a review of the Bank’s allowance for loan losses by the Board at least once each calendar quarter.

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

Article XII (1). Develop and implement, within 60 days of the effective date of the Formal Agreement, an updated written program to improve the Bank’s loan portfolio management including a pricing policy, guidelines for loans to insiders, guidelines on concentrations of credit, lending procedures, underwriting, documentation, exception tracking, re-appraisal guidelines and a comprehensive loan review process.

The Bank’s General Loan Policy, which addresses loans to insiders, guidelines on concentrations of credit, lending procedures, underwriting, documentation, exception tracking, and re-appraisals, was reviewed and approved by the Bank’s Board of Directors on April 28, 2010 and was submitted to the OCC on May 3, 2010.

Article XII (3). Develop and implement, within 60 days of the effective date of the Formal Agreement, updated systems which provide for effective monitoring of early problem loan identification and sources of problem loans by various factors, previously charged-off assets and their recovery potential, compliance with the Bank’s lending policies and laws, rules, and regulations pertaining to the Bank’s lending function, adequacy of credit and collateral documentation, and concentrations of credit.

Since the effective date of the Formal Agreement, the Bank has developed new loan tracking reports, has engaged a third party to perform loan portfolio stress testing, and has increased the scope of external quarterly loan review procedures.

Requirements of the Formal Agreement	Responsive Actions
Article XII (4). Provide to the Board of Directors, within 60 days of the effective date of the Formal Agreement, written reports on a monthly basis, including problem loans, delinquent loans, documentation exceptions, regulatory violations, concentrations of credit, significant economic factors, and general conditions and their impact on the credit quality of the Bank’s loan and lease portfolios, loans to insiders, and policy exceptions.

Throughout 2010 and thus far in 2011, management has provided detailed monthly reports to the Board of Directors detailing information required in this provision of the Formal Agreement.
Article XIII. Adopt and implement, within 60 days of the effective date of the Formal Agreement, a written asset diversification program including policies and procedures to control and monitor concentrations of credit and an action plan to reduce the risk of current concentrations of credit.

The Board of Directors has approved the updated General Loan Policy and has adopted a Commercial Real Estate Action Plan to ensure a reduction in the Bank’s commercial real estate portfolio. The General Loan Policy and Commercial Real Estate Action Plan were reviewed and approved by the Bank’s Board of Directors on April 28, 2010 and were submitted to the OCC on May 3, 2010.

Article XIV (1). Obtain, within 90 days of the effective date of the Formal Agreement, current and satisfactory credit information on all loans lacking such information, including those criticized by the OCC or any other bank examiner.

Since the effective date of the Formal Agreement, the Bank has obtained current and satisfactory credit information on all loans.
Article XIV (2). Ensure, within 60 days of the effective date of the Formal Agreement, proper collateral documentation is maintained on all loans and correct each collateral exception listed by the OCC or any other bank examiner.

Since the effective date of the Formal Agreement, the Bank has ensured proper collateral documentation is maintained and corrected each collateral exception that arose.
Article XIV (3). Effective immediately, the Bank may grant, extend, renew, alter or restructure any loan or other extension of credit only after: (1) documenting the specific reason or purpose for the extension of credit; (2) identifying the expected source of repayment in writing; (3) structuring the repayment terms to coincide with the expected source of repayment; (4) obtaining and analyzing current and satisfactory credit information, including cash flow analysis, where loans are to be repaid from operations; and (5) documenting, with adequate supporting material, the value of collateral and properly perfecting the Bank’s lien on it where applicable.

Since the effective date of the Formal Agreement, the Bank has sought to ensure that it has only granted, extended, renewed, altered or restructured any loan or other extension of credit after taking the steps outlined in Article XIV of the Formal Agreement.

Article XV. Adopt and implement, within 90 days of the effective date of the Formal Agreement, an updated written, comprehensive conflict of interest policy applicable to the Bank’s and the Bank holding company’s directors, principal shareholders, executive officers, affiliates, and employees (“Insiders”) and related interests of such Insiders.

The Bank’s Conflict of Interest and Code of Ethics Policy was reviewed and approved by the Bank’s Board of Directors on December 9, 2009 and was submitted to the OCC on March 8, 2010.

Requirements of the Formal Agreement	Responsive Actions
Article XVI. Within 30 days of the effective date of the Formal Agreement, the Board of Directors must reduce to conforming amounts all loans or other extensions of credit which exceed the Bank’s legal lending limit. The Board is also required to establish, implement, and thereafter ensure Bank adherence to written procedures to prevent future violations.

The Bank is in the process of reducing non-conforming loan relationships at the time of each renewal through the requirement of principal reductions or payoff. The Bank is regularly reporting to the OCC the status of its progress related to this provision of the Formal Agreement.

We are seeking to take all actions necessary to enable the Bank to comply with the requirements of the Formal Agreement. We have taken significant steps as noted above in an effort to comply with the provisions of the Formal Agreement and are continuing to work toward full compliance. Since the effective date of the Formal Agreement, management and the Board of Directors have adjusted a number of policies and initiated many actions. However, primarily because additional time is needed to show compliance with established policies and to see new initiatives result in increased capital levels and earnings, the OCC has deemed us not to be in compliance with Articles III, IV, V, VI, VII, VIII, X, XII, XIII, XIV, XVI of the Formal Agreement. Consequently, we anticipate that the OCC will impose an additional enforcement action with even more stringent requirements against us. There can be no assurances that the Bank will be able to fully comply with this new enforcement action and failure to meet its requirements could result in regulators taking additional enforcement actions against the Bank.

In addition, the OCC has established individual minimum capital ratio levels for the Bank that are higher than the minimum and well capitalized ratios applicable to all banks. Specifically, the Bank must maintain total risk-based capital of at least 12%, Tier 1 capital of at least 10%, and a leverage ratio of at least 9%. As of September 30, 2010, the Bank fell below the established individual minimum capital ratios for leverage and total risk-based capital, and as of March 31, 2011, the Bank also fell below the established individual minimum capital ratio for Tier 1 capital. As of September 30, 2011, total risk-based capital was 11% compared to the required 12%, Tier 1 capital was 9.7% compared to the required 10%, and leverage ratio was 7.9% compared to the required 9%. However, as of September 30, 2011 the Bank was still considered to be well capitalized by the OCC because the Bank’s capital levels remain above the well capitalized ratio levels applicable to banks not subject to formal capital directives. The OCC instructed the Bank to achieve individual minimum capital ratio levels by June 30, 2011 which did not occur. We believe noncompliance with these ratio levels will result in the Bank becoming subject to a formal capital directive. The Bank is currently working with several advisors and consultants regarding strategies to increase capital. In addition, to facilitate its capital raising efforts the Company amended its Articles of Incorporation on August 12, 2011 to increase in the number of authorized shares of the Company’s common stock from 10,000,000 shares to 100,000,000 shares. See “Management’s Discussion and Analysis — Results of Operations — Capital Resources” for more discussion.

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

Results of Operations

Three months ended September 30, 2011 and 2010

We recorded net income of $39,525, or $0.02 per diluted share, for the quarter ended September 30, 2011, an increase of $3.2 million, or 101%, compared to a net loss of $3.2 million, or $1.52 per diluted share, for the quarter ended September 30, 2010. This change from a net loss to a net income position between comparable quarters was primarily driven by decreases in income tax expense and provisions for loan losses and net changes in fair value and losses on other real estate owned. Each of these components is discussed in greater detail below.

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the three months ended September 30, 2011 and 2010. We derived these yields by dividing annualized income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. The net amount of capitalized loan fees are amortized into interest income on loans.

	For the Three Months Ended September 30,
	2011			2010
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Federal funds sold and other	$9,302,900	$11,027	0.47%	$10,038,217	$12,921	0.51%
Investment securities (1)	8,236,429	60,118	2.90	9,649,805	73,057	3.00
Loans (2)	83,418,652	1,171,051	5.57	96,573,968	1,181,010	4.85
Total interest-earning assets	$100,957,981	$1,242,196	4.88%	$116,261,990	$1,266,988	4.32%

NOW accounts	$5,789,429	$9,595	0.66%	$6,187,086	$11,884	0.76%
Savings & money market	35,739,066	92,978	1.03	35,712,345	141,151	1.57
Time deposits (excluding brokered time deposits)	32,505,156	114,448	1.40	28,700,939	135,446	1.87
Brokered time deposits	17,112,586	86,541	2.01	30,385,324	199,009	2.60
Total interest-bearing deposits	91,146,237	303,562	1.32	100,985,694	487,490	1.92
Borrowings	7,174,162	53,449	2.96	7,742,892	80,249	4.11
Total interest-bearing liabilities	$98,320,399	$357,011	1.44%	$108,728,586	$567,739	2.07%

Net interest spread			3.44%			2.25%
Net interest income/ margin		$885,185	3.48%		$699,249	2.39%

(1)	The average balances for investment securities exclude the unrealized gain recorded for available for sale securities.
(2)	Nonaccrual loans are included in average balances for yield computations.

For the three months ended September 30, 2011, we recognized $1.2 million in interest income and $357,011 in interest expense, resulting in net interest income of $885,185, an increase of $185,936, or 27%, over the same period in 2010. Average earning assets decreased to $101.0 million for the three months ended September 30, 2011 from $116.3 million for the three months ended September 30, 2010, a decrease of $15.3 million, or 13%. This decrease in earning assets was primarily due to a $13.2 million decrease in average loans between periods as well as a $1.4 million decrease in investment securities. Average interest bearing liabilities decreased to $98.3 million for the three months ended September 30, 2011 from $108.7 million for the three months ended September 30, 2010, a decrease of $10.4 million, or 10%. During 2009, we adopted measures to promote the long term stability of the Bank. These measures included restructuring the balance sheet to focus on credit quality and management of our funding sources to increase liquidity and the net interest margin. As a result, average loans decreased between periods, with funds from net loan payoffs used to repay FHLB advances and brokered time deposits as well as to strengthen our liquidity position through cash and the investment securities portfolio. Net interest margin, calculated as annualized net interest income divided by average earning assets, increased from 2.39% for the quarter ended September 30, 2010 to 3.48% for the quarter ended September 30, 2011, primarily due to an increase in yield on earning assets from 4.32% to 4.88% between periods, as well as a decrease in cost of funds from 2.07% to 1.44% between periods, due to the mix of liabilities and the timing of their repricing. The increase in yield on earning assets was impacted by the return of three loans to accrual status, based on accounting guidance and our loan policies, resulting in an increase in interest income of approximately $115,000 accounting for 45 basis points in net interest margin.

We recovered $80,000 in provision for loan losses for the quarter ended September 30, 2011, representing a decrease of $1.3 million, or 107%, compared to the expense of $1.2 million for the quarter ended September 30, 2010. The allowance as a percentage of gross loans decreased to 2.84% as of September 30, 2011 compared to 3.24% at December 31, 2010. Specific reserves were approximately $657,000 on impaired loans of $10.2 million as of September 30, 2011 compared to specific reserves of approximately $1.6 million on impaired loans of $12.8 million as of December 31, 2010. As of September 30, 2011, the general reserve allocation was 2.33% of gross loans not impaired compared to 1.82% as of December 31, 2010. The sharp decrease in provision for loan losses for the current quarter is due to the significant decrease in loan balances between the comparable periods combined with a lack of new required specific reserves. We did decrease one qualitative loss factor utilized in our allowance for loan losses model relative to staffing which resulted in lower required general reserves of approximately $17,000. No other loss factors in our allowance for loan losses model were adjusted. For the quarter ended September 30, 2010, the large provision expense was a result of a large increase in impaired and nonaccrual loans, and their related specific reserves, in addition to an increase in the general allowance allocation due to declining economic conditions and increased charge-off levels. Though we continue to have elevated levels of non-performing loans, we did not experience a sharp increase in non-performing loans during the quarter ended September 30, 2011 as we did during the quarter ended September 30, 2010. The provision for loan losses is discussed further below under “Provision and Allowance for Loan Losses.”

For the three months ended September 30, 2011, noninterest income was $73,916 compared to $76,004 for the three months ended September 30, 2010, a decrease of $2,088, or 3%, between comparable periods. Noninterest income for the three months ended September 30, 2011 and 2010 was derived from service charges on deposits, customer service fees, rental income, gains on investment securities sales, and mortgage origination income. Mortgage origination income decreased by approximately $31,000 for the quarter ended September 30, 2011 compared to the quarter ended September 30, 2010. Offsetting this decrease was a gain of approximately $32,500 on the sale of three small mortgage backed securities available for sale.

During the current quarter, we incurred noninterest expenses of $999,576, compared to noninterest expenses of $1.3 million for the quarter ended September 30, 2010, a decrease of $346,734, or 26%. This decrease in noninterest expenses for the three month period ended September 30, 2011 primarily resulted from a decrease of $310,966, or 98%, in net changes in fair value and (gains) losses on other real estate owned and repossessed assets. This decrease was primarily attributable to a property which was written down by approximately $278,000 during the quarter ended September 30, 2010 based on an appraisal received in that year. Write-downs or recoveries and gains or losses are charged against income, if necessary, as a result of our regular review of the fair value of repossessed property. Compensation and benefits also decreased $44,760 due to a decrease in salaries and stock-based compensation, and insurance decreased $62,133 primarily due to a decrease in FDIC assessments due to the revised assessment calculation. In addition, professional fees decreased $26,292 primarily due to a decrease in legal expense. Offsetting these decreases was an increase in other noninterest expenses of $92,151 due to increased expenses related to other real estate owned, such as taxes, maintenance and utilities.

We did not recognize any income tax benefit or expense for the three months ended September 30, 2011. However, we did recognize income tax expense of $1.4 million for the quarter ended September 30, 2010 based on the following requirements. Accounting literature states that a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized. The determination of whether a deferred tax asset is realizable is based on weighting all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified. During our September 30, 2010 quarterly analysis of the valuation allowance recorded against our deferred tax assets, we determined that it was not more likely than not that our deferred tax assets will be recognized in future years due to the continued decline in credit quality and the resulting impact on net interest margin, increased net losses, and negative impact on capital as a result of provision for loan losses and write-downs on other real estate owned, and booked a 100% valuation allowance against the deferred tax asset. We will continue to analyze our deferred tax assets and related valuation allowance each quarter taking into account performance compared to forecast and current economic or internal information that would impact forecasted earnings. No expense was recognized on net income for the quarter ended September 30, 2011 due to the Company’s large cumulative net operating loss carry-forward position as well as the 100% valuation allowance on our deferred tax assets. The net income for the quarter ended September 30, 2011 does not represent a trend toward sustained profitability.

Nine months ended September 30, 2011 and 2010

We incurred a net loss of $1.4 million, or $0.68 per diluted share, for the nine months ended September 30, 2011, a decrease in net loss of $3.6 million or 72%, compared to a net loss of $5.0 million, or $2.42 per diluted share, for the nine months ended September 30, 2010. This decrease in net loss between comparable periods was primarily driven by an increase in net interest income coupled with decreases in several expense areas including provisions for loan losses, salaries and benefits expense, as well as net changes in fair value and gains or losses on sale of other real estate owned. Each of these components is discussed in greater detail below.

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the nine months ended September 30, 2011 and 2010. We derived these yields by dividing annualized income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. The net amount of capitalized loan fees are amortized into interest income on loans.

	For the Nine Months Ended September 30,
	2011			2010
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Federal funds sold and other	$9,397,543	$35,060	0.50%	$10,833,056	$38,624	0.48%
Investment securities (1)	9,562,051	210,390	2.94	8,608,399	201,507	3.13
Loans (2)	88,105,894	3,349,379	5.08	101,537,328	3,655,015	4.81
Total interest-earning assets	$107,065,488	$3,594,829	4.49%	$120,978,783	$3,895,146	4.30%

NOW accounts	$5,990,791	$30,468	0.68%	$5,607,114	$28,675	0.68%
Savings & money market	34,891,870	290,054	1.11	32,064,244	414,694	1.73
Time deposits (excluding brokered time deposits)	32,996,890	379,815	1.54	29,364,941	452,216	2.06
Brokered time deposits	21,071,174	341,088	2.16	34,426,433	695,034	2.70
Total interest-bearing deposits	94,950,725	1,041,425	1.47	101,462,732	1,590,619	2.10
Borrowings	7,121,766	158,825	2.98	11,024,597	322,259	3.91
Total interest-bearing liabilities	$102,072,491	$1,200,250	1.57%	$112,487,329	$1,912,878	2.27%

Net interest spread			2.92%			2.03%
Net interest income/ margin		$2,394,579	2.99%		$1,982,268	2.19%

(1)	The average balances for investment securities exclude the unrealized gain recorded for available for sale securities.
(2)	Nonaccrual loans are included in average balances for yield computations.

For the nine months ended September 30, 2011, we recognized $3.6 million in interest income and $1.2 million in interest expense, resulting in net interest income of $2.4 million, an increase of $412,311, or 21%, over the same period in 2010. Average earning assets decreased to $107.1 million for the nine months ended September 30, 2011 from $121.0 million for the nine months ended September 30, 2010, a decrease of $13.9 million, or 12%. This decrease in earning assets was due to a $13.4 million decrease in average loans between periods as well as a $1.4 million decrease in average federal funds sold and other, partially offset by a $953,562 increase in average investment securities. Average interest bearing liabilities decreased to $102.1 million for the nine months ended September 30, 2011 from $112.5 million for the nine months ended September 30, 2010, a decrease of $10.4 million, or 9%. During 2009, we adopted measures to promote the long term stability of the Bank. These measures included restructuring the balance sheet to focus on credit quality and management of our funding sources to increase liquidity and the net interest margin. As a result, average loans decreased between periods, with funds from net loan payoffs used to repay FHLB advances and brokered time deposits as well as to strengthen our liquidity position through cash and the investment securities portfolio. Net interest margin, calculated as annualized net interest income divided by average earning assets, increased from 2.19% for the nine months ended September 30, 2010 to 2.99% for the nine months ended September 30, 2011, primarily due to a decrease in cost of funds from 2.27% to 1.57% between periods due to the mix of liabilities and the timing of their repricing.

Provision for loan losses was $730,000 for the nine months ended September 30, 2011 representing a decrease of $1.3 million, or 65%, compared to the expense of $2,055,000 for the nine months ended September 30, 2010. The large decrease in provision for loan losses for the current nine months is due to the decrease in average loans between comparable periods combined with a lack of new required specific reserves and an overall decrease in non-performing loans. During 2010, we increased our allowance for loan losses as a result of a significant overall increase in impaired and nonaccrual loans due to declining economic conditions and increased charge-off levels. The allowance as a percentage of gross loans decreased to 2.84% as of September 30, 2011 compared to 3.24% at December 31, 2010. This decline is due to charge-offs taken against specific reserves as well as payoffs in our commercial real estate portfolio which carries a higher historical loss ratio and consequently a higher reserve factor within our allowance model. Specific reserves were approximately $657,000 on impaired loans of $10.2 million as of September 30, 2011 compared to specific reserves of approximately $1.6 million on impaired loans of $12.8 million as of December 31, 2010. As of September 30, 2011, the general reserve allocation was 2.33% of gross loans not impaired compared to 1.82% as of December 31, 2010. The provision for loan losses is discussed further below under “Provision and Allowance for Loan Losses.”

For the nine months ended September 30, 2011, noninterest income was $169,999 compared to $188,418 for the nine months ended September 30, 2010, a decrease of $18,419, or 10%, between comparable periods. This decrease is primarily due to a decrease in mortgage origination income of approximately $45,000 between comparable periods offset by a gain of approximately $32,500 on the sale of three small mortgage backed securities available for sale. Noninterest income for the nine months ended September 30, 2011 and 2010 was derived from service charges on deposits, customer service fees, rental income, gains on investment securities sales, and mortgage origination income.

During the current nine months, we incurred noninterest expenses of $3.2 million, compared to noninterest expenses of $3.8 million for the nine months ended September 30, 2010, a decrease of $541,572, or 14%. This decrease in noninterest expenses for the nine month period ended September 30, 2011 primarily resulted from a decrease of $445,908 in net changes in fair value and (gains) losses on other real estate owned and repossessed assets due to several significant write-downs in 2010. In addition, there was a decrease of $216,653, or 15%, in compensation and benefits due to decreased salaries and stock option expense as well as the discontinuation of our 401(k) match beginning April 1, 2010. Insurance decreased $66,941 due to the drop in FDIC assessment charges due to the revised assessment calculation. Offsetting these decreases was an increase in other noninterest expenses of $197,335 due to increased expenses related to other real estate owned, such as taxes, maintenance and legal fees.

We did not recognize any income tax benefit or expense for the nine months ended September 30, 2011. However, we did recognize income tax expense of $1.4 million for the nine months ended September 30, 2010 based on the following requirements. Accounting literature states that a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized. The determination of whether a deferred tax asset is realizable is based on weighting all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified. During our September 30, 2010 quarterly analysis of the valuation allowance recorded against our deferred tax assets, we determined that it was not more likely than not that our deferred tax assets will be recognized in future years due to the continued decline in credit quality and the resulting impact on net interest margin, increased net losses, and negative impact on capital as a result of provision for loan losses and write-downs on other real estate owned, and booked a 100% valuation allowance against the deferred tax asset. We will continue to analyze our deferred tax assets and related valuation allowance each quarter taking into account performance compared to forecast and current economic or internal information that would impact forecasted earnings.

Assets and Liabilities

General

Total assets as of September 30, 2011 were $113.1 million, representing a decrease of $8.7 million, or 7%, compared to December 31, 2010. The decrease in assets is due to an $11.0 million decrease in net loans, which is the result of $7.6 million of net loan payoffs, $2.7 million in transfers between loans and other real estate owned and net charge-offs of $1.4 million offset by provision for loan losses of $730,000. Other real estate owned increased due to the repossession of six properties offset by the sale of four properties as well as net write-downs taken during the nine months ended September 30, 2011. Investment securities decreased due to mortgage-backed securities repayments of approximately $828,000 and sales and maturities, net of purchases, of approximately $929,000. These decreases were offset by an increase in cash and cash equivalents of $2.8 million. At September 30, 2011, our total assets consisted principally of $13.5 million in cash and due from banks, $9.1 million in investment securities, $80.4 million in net loans, $3.6 million in property and equipment and $3.8 million in other real estate owned and repossessed assets. Our management closely monitors and seeks to maintain appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and demand.

Liabilities at September 30, 2011 totaled $103.9 million, representing a decrease of $7.4 million, or 7%, compared to December 31, 2010, and consisted principally of $96.6 million in deposits and $7.1 million in borrowings. Our borrowings consisted of FHLB advances and customer repurchase agreements. At September 30, 2011, shareholders’ equity was $9.2 million compared to $10.5 million at December 31, 2010. The decrease in shareholders’ equity was primarily due to the net loss of $1.4 million for the nine months ended September 30, 2011.

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, we invest a substantial percentage of our earning assets in our loan portfolio. At September 30, 2011, our gross loan portfolio consisted primarily of $53.6 million of commercial real estate loans, $11.8 million of commercial business loans, and $17.4 million of consumer and home equity loans. Other than continued purposeful reduction in our commercial real estate concentration, our current loan portfolio composition is not materially different than the loan portfolio composition disclosed in the footnotes to the consolidated financial statements included in our Annual Report on Form 10-K for 2010 as filed with the SEC. We experienced net payoffs of $7.6 million during the nine months ended September 30, 2011 due to low market demand, careful consideration of liquidity needs and credit risk management.

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

Refer to Note 4, Loans, for a table summarizing delinquencies and nonaccruals, by portfolio class, as of September 30, 2011 and December 31, 2010. Total delinquent and nonaccrual loans decreased from $12.7 million at December 31, 2010 to $7.5 million at September 30, 2011, a decrease of $5.3 million or 41%. This decrease was a result of movement in nonaccrual loans, which decreased by $5.5 million, or 46%, during the nine months ended September 30, 2011. Nonaccrual decreases were seen in single and multifamily residential real estate as well as construction and development loans due to reposessions of property in satisfaction of these loans in addition to the return of three loans to accrual status based on a long satisfactory payment history and current financial information of the borrowers as well as the collateral. These decreases were offset by an increase in other commercial real estate loans as a result of detailed review of relationships within these portfolio classes, loan payment history and the current economic environment. At September 30, 2011, nonaccrual loans represented 7.9% of gross loans compared to 12.7% of gross loans as of December 31, 2010. Loans past due 30-89 days are considered potential problem loans and amounted to $951,719 at September 30, 2011 compared to $697,558 at December 31, 2010.

Another method used to monitor the loan portfolio is credit grading. As part of the loan review process, loans are given individual credit grades, representing the risk we believe is associated with the loan balance. Credit grades are assigned based on factors that impact the collectability of the loan, the strength of the borrower, the type of collateral, and loan performance. Commercial loans are individually graded at origination and credit grades are reviewed on a regular basis in accordance with our loan policy. Consumer loans are assigned a “pass” credit rating unless something within the loan warrants a specific classification grade. Refer to Note 4, Loans, for a table summarizing management’s internal credit risk grades, by portfolio class, as of September 30, 2011 and December 31, 2010.

Loans graded one through four are considered “pass” credits. As of September 30, 2011, approximately 62% of the loan portfolio had a credit grade of Acceptable or Acceptable with Care. For loans to qualify for this grade, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment.

Loans with a credit grade of five are not considered classified; however they are categorized as a special mention or watch list credit, and are considered potential problem loans. This classification is utilized by us when we have an initial concern about the financial health of a borrower. These loans are designated as such in order to be monitored more closely than other credits in our portfolio. We then gather current financial information about the borrower and evaluate our current risk in the credit. We will then either reclassify the loan as “substandard” or back to its original risk rating after a review of the information. There are times when we may leave the loan on the watch list, if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we determine to review the loan on a more regular basis. Loans on the watch list are not considered problem loans until they are determined by management to be classified as substandard. As of September 30, 2011, we had loans totaling $1.7 million on the watch list compared to $6.9 million as of December 31, 2010, a decrease of $5.2 million or 76%. This decrease in watch list loans was primarily due to the downgrade of loans within this category to substandard due to receipt of additional information and continued analysis of credit deterioration in these credit relationships.

Loans graded six or greater are considered classified credits. At September 30, 2011 and December 31, 2010, classified loans totaled $12.1 million and $12.9 million, respectively. The decrease in this category of $757,430, or 6%, is due to the reclassification of watch list loans to substandard during the nine months ended September 30, 2011 offset by the repossession of collateral in satisfaction of several loans in this category. During 2011, we had nine loan relationships move out of substandard into other real estate owned at the time of collateral repossession. Classified credits are evaluated for impairment on a quarterly basis.

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

At September 30, 2011, impaired loans totaled $10.2 million, all of which were valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral. Market values were obtained using independent appraisals, updated in accordance with our reappraisal policy, or other market data such as recent offers to the borrower. As of September 30, 2011, we had loans totaling approximately $1.9 million that were classified in accordance with our loan rating policies but were not considered impaired. Refer to Note 4, Loans, for a table summarizing information relative to impaired loans, by portfolio class, at September 30, 2011 and December 31, 2010.

As a result of adopting the amendments in ASU 2011-02, we reassessed all restructurings that occurred on or after the beginning of the fiscal year of adoption (January 1, 2011) to determine whether they are TDRs under the amended guidance. We did not identify any new TDRs during our assessment. As noted below, all outstanding TDRs as of September 30, 2011 were restructured prior to the adoption of ASU 2011-02.

TDRs are loans which have been restructured from their original contractual terms and include concessions that would not otherwise have been granted outside of the financial difficulty of the borrower. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges in the current economic environment. The purpose of a TDR is to facilitate ultimate repayment of the loan.

At September 30, 2011, the principal balance of TDRs totaled $1.3 million. All TDRs were considered classified, impaired, and in nonaccrual status at September 30, 2011. No TDRs went into default during either the nine months or the quarter ended September 30, 2011. A TDR can be removed from “troubled’ status once there is sufficient history of demonstrating the borrower can service the credit under market terms. We currently consider sufficient history to be approximately six months.

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. At September 30, 2011, the allowance for loan losses was $2.4 million, or 2.84% of gross loans, compared to $3.1 million at December 31, 2010, or 3.24% of gross loans.

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

Our allowance for loan losses consists of both specific and general reserve components. The specific reserve component relates to loans that are impaired loans as defined in FASB ASC Topic 310, “Receivables”. Loans determined to be impaired are excluded from the general reserve calculation described below and evaluated individually for impairment. Impaired loans totaled $10.2 million at September 30, 2011, with an associated specific reserve of approximately $657,000. See Note 4, Loans, as well as the above discussion under “Loan Performance and Credit Quality” for additional information related to impaired loans.

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

Refer to Note 4, Loans, for a table summarizing activity related to our allowance for loan losses for the quarter and nine months ended September 30, 2011, by portfolio segment. As of September 30, 2011, the allowance for loan losses was $2.4 million, or 2.84% of gross loans, compared to $3.1 million, or 3.24% of gross loans, as of December 31, 2010 and $2.8 million, or 2.90% of gross loans, as of September 30, 2010. Provision for loan losses was a recovery of $80,000 for the three months ended September 30, 2011, a decrease of $1.3, or 107%, compared to the expense of $1.2 for the three months ended September 30, 2010. For the nine months ended September 30, 2011, provision expense for loan losses was $730,000, a decrease of $1.3 million, or 65%, compared to provision expense of $2.1 million for the nine months ended September 30, 2010. Net loan charge-offs decreased significantly during the quarter ended September 30, 2011, from $597,837 for the three months ended September 30, 2010 to $5,525 for the three months ended September 30, 2011, a decrease of $592,312 or 99%. Net charge-offs for the nine months ended September 30, 2011 were $1.4 million compared to $560,057 for the nine months ended September 30, 2010. This increase was due to the impact of the extended duration of this economic deterioration on our borrowers as well as declining asset quality trends in our loan portfolio. The vast majority of charge-offs thus far in 2011 were partial charge-offs taken on certain collateral-dependent loans within our real estate portfolio segments. Partial charge-offs were based on recent appraisals and evaluations on commercial real estate loans in the process of foreclosure. Loans with partial charge-offs are typically considered impaired loans and remain on nonaccrual status.

Other Real Estate Owned and Repossessed Assets

As of September 30, 2011, we had $3.8 million in other real estate owned and $39,457 in repossessed assets. This compares to $2.5 million in other real estate owned and $70,712 in repossessed assets as of December 31, 2010. During 2011, collateral was obtained from six loan relationships that went through the foreclosure process. We also completed the sale of four repossessed properties and one repossessed automobile. The following table summarizes changes in other real estate owned and repossessed assets for the nine months ended September 30, 2011:

2011
Balance at beginning of period	$2,537,259
Repossessed property acquired in settlement of loans	4,738,064
Sales of repossessed property financed by the Bank	(2,080,310)
Cash sales of repossessed property	(1,101,666)
Net changes in fair value and (gains) losses on other real estate owned and repossessed assets	(246,382)
Balance at end of period	$3,846,965

As of September 30, 2011, other real estate owned consisted of residential land lots valued at $1.2 million, a 1-4 family residential dwelling valued at $709,500, commercial land valued at $1.8 million and commercial office space valued at $117,500. Repossessed assets consisted of equipment valued at $39,457. These assets are being actively marketed with the primary objective of liquidating the collateral at a level which most accurately approximates fair value and allows recovery of as much of the unpaid principal loan balance as possible upon the sale of the asset within a reasonable period of time. Based on currently available valuation information, the carrying value of these assets is believed to be representative of their fair value less estimated costs to sell, although there can be no assurance that the ultimate proceeds from the sale of these assets will be equal to or greater than their carrying values, particularly in the current real estate environment and the continued downward trend in third party appraised values.

Deposits

Our primary source of funds for loans and investments is our deposits. At September 30, 2011, we had $96.6 million in deposits, representing a decrease of $7.5 million, or 7%, compared to December 31, 2010. Deposits at September 30, 2011 consisted primarily of $13.1 million in demand deposit accounts, $36.5 million in money market accounts and $46.5 million in time deposits. During the fourth quarter of 2006, we began obtaining deposits outside of our local market area in the form of brokered time deposits. Due to the interest rate environment in our market, as well as strong competition from other banking and financial services companies in gathering deposits, brokered time deposits allowed us to obtain funding in order to support loan growth. At September 30, 2011, we had $13.6 million in brokered time deposits, a decrease of $12.4 million compared to December 31, 2010.

Since January 20, 2010, we have had to obtain written approval from the OCC to accept, renew or rollover brokered time deposits pursuant to the terms of the Formal Agreement. Requests have been made to the OCC on a quarterly basis for permission to renew up to 90% of brokered time deposits maturing during each respective quarter. Approval was granted by the OCC for each request submitted in 2010; however due to strong customer deposit growth, we only renewed approximately 39% of brokered deposits maturing in 2010. During the first quarter of 2011, we renewed approximately 61% of maturing brokered deposits in order to ensure our liquidity position remained strong. Our most recent request to renew maturing brokered time deposits was denied by the OCC due to continuing credit quality issues which have led to increased net losses and declining capital. For the fourth quarter of 2011 we have $873,000 of brokered deposits maturing. During the first four months of 2012, we have $5.8 million of brokered deposits maturing. We believe we have adequate funding sources available to pay off brokered deposits as they mature. See additional discussion below under “Liquidity.”

Our strong customer deposit growth during 2010 and the decrease in the loan portfolio during the first nine months of 2011 has enabled us to maintain a strong liquidity position while decreasing our reliance on brokered deposits, thereby lowering our cost of interest-bearing liabilities. We will continue to reduce our reliance on brokered time deposits and other noncore funding sources, while focusing our efforts to gather core deposits in our local market. Our loan-to-deposit ratio was 85.8% and 90.8% at September 30, 2011 and December 31, 2010, respectively.

Borrowings

We use borrowings to fund growth of earning assets in excess of deposit growth. Borrowings totaled $7.1 million at September 30, 2011, compared to $7.1 million at December 31, 2010. FHLB advances accounted for $7.0 million of total borrowings as of September 30, 2011 and December 31, 2010. These advances are secured with approximately $54.8 million of first and second mortgage loans and $735,400 of stock in the FHLB. The remaining balance in borrowings represents customer repurchase agreements.

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of liabilities. The ongoing effects of the credit crisis have impacted liquidity for the banking industry. As a result, most of the sources of liquidity that we rely on have been significantly disrupted. We have reduced our reliance on the wholesale funding market for deposits by capitalizing on existing and new retail deposit opportunities through our network of full-service branches. We manage both assets and liabilities to achieve appropriate levels of liquidity. Cash and short-term investments are our primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. The investment portfolio is our principal source of secondary asset liquidity. However, the availability of this source of funds is influenced by market conditions and pledging agreements. Individual and commercial deposits, internet time deposits, and borrowings are our primary source of funds for credit activities. In addition, due to low market demand and careful consideration of liquidity needs and credit risk management, we have experienced an increase in loan payoffs which has also served as a source of funding. As brokered deposits or advances mature, we intend to replace these funds with new advances or other borrowings to the extent necessary after considering core deposit growth and loan payoffs, although overall we will seek to reduce our reliance on noncore funding sources.

We are a member of the FHLB, from which applications for borrowings can be made for leverage purposes. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. At September 30, 2011, we had collateral that would support approximately $4.2 million in additional borrowings. Like all banks, we are subject to the FHLB’s credit risk rating policy which assigns member institutions a rating which is reviewed quarterly. The rating system utilizes key factors such as loan quality, capital, liquidity, profitability, etc. During the fourth quarter of 2010, the FHLB downgraded our credit risk rating, which resulted in decreased borrowing availability (total line reduced to 15% of total assets from 20% of total assets) and increased collateral requirements (moved to 125% of borrowings from 115%). Our ability to access our available borrowing capacity from the FHLB in the future is subject to our rating and any subsequent changes based on our financial performance as compared to factors considered by the FHLB in their assignment of our credit risk rating each quarter.

We also pledge collateral to the Federal Reserve Bank’s Borrower-in-Custody of Collateral program, and our available credit under this program was approximately $8.5 million as of September 30, 2011. During the second quarter, we were informed by the Federal Reserve Bank that our available credit under the Borrower-in-Custody of Collateral program had been moved from Primary Credit to Secondary Credit, meaning borrowing requests have to be reviewed and approved in advance, and advances are to be short term in nature. This change also resulted in an increase in our collateral requirements and a corresponding decrease in our borrowing capacity with the Federal Reserve Bank.

We have a $2.0 million federal funds purchased line of credit through a correspondent bank that is secured by investment securities, but has not been utilized.

We believe our liquidity sources are adequate to meet our operating needs. However, we continue to carefully focus on liquidity management during 2011. Comprehensive weekly and monthly liquidity analyses serve management as vital decision-making tools by providing summaries of anticipated changes in loans, investments, core deposits, and wholesale funds. These internal funding reports provide management with the details critical to anticipate immediate and long-term cash requirements, such as expected deposit runoff, loan paydowns and amount and cost of available borrowing sources, including secured overnight federal funds lines with our various correspondent banks.

The level of liquidity is measured by the cash, cash equivalents, and investment securities available for sale to total assets ratio, which was at 20.0% at September 30, 2011 compared to 17.5% as of December 31, 2010. The increase in liquidity is due to net loan payoffs of $7.6 million, repayments and sales of mortgage-backed securities and the sale of four properties in other real estate owned during the nine months ended September 30, 2011.

Impact of Off-Balance Sheet Instruments

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2011, we had issued commitments to extend credit of $11.5 million through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Commitments and Contingencies

As of September 30, 2011, there were no significant firm commitments outstanding for capital expenditures.

Capital Resources

Total shareholders’ equity decreased to $9.1 million at September 30, 2011 from $10.5 million at December 31, 2010, primarily due to our net loss for the nine months of $1.4 million. We believe that our capital is sufficient to fund the activities of our Bank’s operations; however, the rate of net losses has deteriorated our capital base below our established individual minimum capital ratios as discussed in greater detail below. We have not been immune to the unprecedented levels of extended volatility and disruption in the capital and credit markets and can give no assurances with respect to our capital levels.

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

In addition, the OCC established individual minimum capital ratio levels for the Bank that are higher than the minimum and well capitalized ratios applicable to all banks. The Bank must maintain total risk-based capital of at least 12%, Tier 1 capital of at least 10%, and a leverage ratio of at least 9%. As of September 30, 2010, the Bank fell below the established individual minimum capital ratios for leverage and total risk-based capital, and as of March 31, 2011, the Bank also fell below the established individual minimum capital ratio for Tier 1 capital. As of September 30, 2011, total risk-based capital was 11.0% compared to the required 12%, Tier 1 capital was 9.7% compared to the required 10%, and leverage ratio was 7.9% compared to the required 9%. However, as of September 30, 2011 the Bank was still considered to be well capitalized by the OCC because the Bank’s capital levels remain above the well capitalized ratio levels applicable to banks not subject to formal capital directives. The OCC instructed the Bank to achieve individual minimum capital ratio levels by June 30, 2011 which did not occur. We believe noncompliance with these ratio levels will result in the Bank becoming subject to a formal capital directive. The Bank is currently working with several advisors and consultants regarding strategies to increase capital. In addition, to facilitate its capital raising efforts the Company amended its Articles of Incorporation on August 12, 2011 to increase in the number of authorized shares of the Company’s common stock from 10,000,000 shares to 100,000,000 shares.

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at September 30, 2011 and December 31, 2010.

(Dollars in thousands)

			Individual Minimum Capital Ratio		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Actual		Minimum		Minimum		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2011
Total Capital (to risk weighted assets)	$10,149,000	11.0%	$11,101,000	12.0%	$7,401,000	8.0%	$9,251,000	10.0%
Tier 1 Capital (to risk weighted assets)	8,978,000	9.7	9,251,000	10.0	3,700,000	4.0	5,551,000	6.0
Tier 1 Capital (to average assets)	8,978,000	7.9	10,242,000	9.0	4,552,000	4.0	5,690,000	5.0

As of December 31, 2010
Total Capital (to risk weighted assets)	$11,670,000	11.5%	$12,169,000	12.0%	$8,112,000	8.0%	$10,141,000	10.0%
Tier 1 Capital (to risk weighted assets)	10,381,000	10.2	10,141,000	10.0	4,056,000	4.0	6,084,000	6.0
Tier 1 Capital (to average assets)	10,381,000	8.4	11,137,000	9.0	4,950,000	4.0	6,187,000	5.0

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Acting Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2011. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Default Upon Senior Securities

Not applicable

Item 4. (Removed and Reserved.)

Item 5. Other Information

Not applicable

Item 6. Exhibits

10.1	Articles of Amendment to the Company’s Articles of Incorporation, dated August 12, 2011 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed August 15, 2011).

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101    The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Income (Loss) for the three and nine months ended September 30, 2011 and 2010, (iii) Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss) for the nine months ended September 30, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (v) Notes to Consolidated Financial Statements*.

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

Date: November 4, 2011	By: /s/ Lawrence R. Miller Lawrence R. Miller Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2011	By: /s/ Kimberly D. Barrs Kimberly D. Barrs Acting Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101    The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Income (Loss) for the three and nine months ended September 30, 2011 and 2010, (iii) Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss) for the nine months ended September 30, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (v) Notes to Consolidated Financial Statements*.

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