Form 10-K
period 2011-12-31
Independence Bancshares, Inc.
filed 2012-03-07
CIK 1311828

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]

Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For The Fiscal Year Ended: December 31, 2011.

[  ]

Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the Transition Period from __________ to __________

Commission file number 000-51907

Independence Bancshares, Inc.

(Exact name of registrant as specified in its charter)

South Carolina (State or other jurisdiction of incorporation) 500 E. Washington Street, Greenville (Address of principal executive offices)	20-1734180 (I.R.S. Employer Identification No.) 29601 (Zip Code)

           864-672-1776

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐   No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐    No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer  ☐ (Do not check if a smaller reporting company)

Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐          No ☑

The estimated aggregate market value of the Common Stock held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers) of the Company on June 30, 2011 was $69,960.  This calculation was based upon an estimate of the fair market value of the Common Stock of $0.05 per share, which was the price of the last trade of which management was aware prior to June 30, 2011.

The number of shares outstanding of the issuer’s common stock, as of March 5, 2012 was 2,085,010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2012, are incorporated by reference into Part III (Items 10-14).

PART I

Item 1. Business.

This report, including information included or incorporated by reference in this document, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “believe,” “continue,” “assume,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in our forward-looking statements include, but are not limited, to the following:

•

our ability to comply with our Consent Order, including the capital directive therein, and potential regulatory actions if we fail to comply;

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

•

changes in political conditions or the legislative or regulatory environment, including but not limited to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and regulations adopted thereunder, changes in federal and/or state tax laws or interpretations thereof by taxing authorities and other governmental initiatives affecting the banking and financial services industries;

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

These risks are exacerbated by the developments over the last three plus years in local, national and international financial markets, and we are unable to predict what effect these uncertain market conditions will continue to have on our Company. Beginning in 2008 and continuing through 2011, the capital and credit markets experienced unprecedented levels of extended volatility and disruption. During the first half of 2011, there was a general expectation within the economic and business community that conditions, while slow by historical standards, were stabilizing and were expected to show continued improvement. However, as a result of U.S. government fiscal challenges and resulting downgrade of the U.S. government debt by Standard & Poor’s, continued volatility in European sovereign and bank debt, little to no improvement in domestic employment conditions, and the economic and monetary policy statements by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) during the third quarter of 2011, an increasing number of economists began predicting more negative economic forecasts and the possibility of a “double-dip” recession. There can be no assurance that these unprecedented negative developments will not continue to materially and adversely impact the U.S. economy in general, the banking industry, and our business, financial condition and results of operations, as well as our ability to maintain sufficient capital or other funding for liquidity and business purposes.

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

Our main office is located in Greenville, one block off a major artery, and provides excellent visibility for the Bank. In October 2007, we opened a full service branch on Wade Hampton Boulevard in Taylors, South Carolina. In February 2009, we opened our third full service location in Simpsonville, South Carolina at the intersection of Highways 14 and 417. These branch offices have extended the market reach of our Bank and have increased our personal service delivery capabilities to all of our customers. We plan to continue to take advantage of existing contacts and relationships with individuals and companies in this area to more effectively market the services of the Bank.

Lending Activities

General. We emphasize a range of lending services, including commercial, real estate, and equity-line consumer loans to individuals and small- to medium-sized businesses and professional firms that are located in or conduct a substantial portion of their business in our market area.  The larger, well-established banks in our service area make proportionately more loans to medium- to large-sized businesses than we do. Our small- to medium-sized borrowers may be less able to withstand competitive, economic, and financial conditions than larger borrowers. Our underwriting standards vary for each type of loan, as described below. We compete for these loans with competitors who are well established in our service area and have greater resources and lending limits.

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

Real Estate Mortgage Loans. The principal component of our loan portfolio is loans secured by real estate mortgages. We obtain a security interest in real estate whenever possible, in addition to any other available collateral, in order to increase the likelihood of the ultimate repayment of the loan. At December 31, 2011, loans secured by first or second mortgages on real estate made up approximately 83% of our loan portfolio.

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

•

Commercial Real Estate Loans. Commercial real estate loans generally have terms of five years or less, although payments may be structured on a longer amortization basis.  We evaluate each borrower on an individual basis and attempt to determine their business risks and credit profile. We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 85%. We generally require that debtor cash flow exceed 120% of monthly debt service obligations. We typically review all of the personal financial statements of the principal owners and require their personal guarantees. These reviews generally reveal secondary sources of payment and liquidity to support a loan request.

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

•

Residential Real Estate Loans and Home Equity Loans. We generally do not originate traditional long term residential mortgages, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit. Generally, we limit the loan-to-value ratio on our residential real estate loans to 80%. We offer fixed and adjustable rate residential real estate loans with terms of up to 30 years. We typically offer these fixed rate loans through a third party rather than originating and retaining these loans ourselves. We typically originate and retain residential real estate loans only if they have adjustable rates. We also offer home equity lines of credit. Our underwriting criteria and the risks associated with home equity loans and lines of credit are generally the same as those for first mortgage loans. Home equity lines of credit typically have terms of fifteen years or less. We generally limit the extension of credit to 90% of the available equity of each property, although we may extend up to 100% of the available equity.

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

Deposit Services

Our principal source of funds is core deposits.  We offer a full range of deposit services, including checking accounts, commercial accounts, NOW accounts, savings accounts, and time deposits of various types, ranging from daily money market accounts to long-term certificates of deposit. We solicit these accounts from individuals, businesses, associations, organizations and governmental authorities. Beginning in the fourth quarter of 2006, we also began obtaining deposits outside of our local market area in the form of brokered time deposits. Due to the interest rate environment in our market, as well as strong competition from other banking and financial services companies in gathering deposits, brokered time deposits allowed us to obtain funding at a lower interest rate in order to support loan growth. However, due to regulatory constraints, including as a result of our Consent Order, we can no longer accept brokered time deposits without prior approval from the FDIC. Therefore, we continue to reduce our reliance on brokered time deposits and other noncore funding sources and focus our efforts to gather core deposits in our local market. Deposit rates are reviewed regularly by senior management of the Bank. We believe that the rates we offer are competitive with those offered by other financial institutions in our area.

Other Banking Services

We offer other bank services including cashier’s checks, banking by mail, direct deposit, remote deposit capture, United States Savings Bonds, and travelers’ checks. We earn fees for most of these services, in addition to fees earned from debit and credit card transactions, sales of checks, and wire transfers. We are associated with the Plus and Star ATM networks, which are available to our clients throughout the country. We offer merchant banking and credit card services through a correspondent bank. We also offer internet banking services, bill payment services, and cash management services. We do not expect to exercise trust powers during our next few years of operation.

Competition

The Greenville market is highly competitive, with all of the largest banks in the state, as well as super regional banks, represented in our market area. The competition among the various financial institutions is based upon a variety of factors, including interest rates offered on deposit accounts, interest rates charged on loans, credit and service charges, the quality of services rendered, the convenience of banking facilities and, in the case of loans to large commercial borrowers, relative lending limits. In addition to banks and savings associations, we compete with other financial institutions including securities firms, insurance companies, credit unions, leasing companies and finance companies. Size gives larger banks certain advantages in competing for business from large corporations. These advantages include higher lending limits and the ability to offer services in other areas of South Carolina. As a result, we do not generally attempt to compete for the banking relationships of large corporations, but concentrate our efforts on small- to medium-sized businesses and individuals. We believe we have competed effectively in this market by offering quality and personal service.

Market Share

As of June 30, 2011, the most recent date for which market data is available, total deposits in the Bank’s primary service area were over $12.9 billion, a slight increase of approximately 1% from $12.7 billion as of June 30, 2010. At June 30, 2011, the Bank’s deposits represented 0.78% of the market, decreasing from 0.85% at June 30, 2010.

Employees

As of March 5, 2012, we had 25 full-time employees and two part-time employees.

Corporate Information

Our corporate headquarters is located at 500 East Washington Street, Greenville, South Carolina, 29601, and our telephone number is (864) 672-1776. Our Bank website is located at www.independencenb.com. The information on our website is not incorporated by reference into this report.

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy any reports, statements or other information that we file at the SEC's public reference facilities at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at (800) SEC-0330 for further information regarding the public reference facilities. The SEC maintains a website, http://www.sec.gov, which contains reports, proxy statements and information statements and other information regarding registrants that file electronically with the SEC, including us. Our SEC filings are also available to the public from commercial document retrieval services.

You may also request a copy of our filings at no cost by writing to us at Independence Bancshares, Inc., 500 East Washington Street, Greenville, South Carolina, 29601, Attention: Ms. Kimberly D. Barrs, Acting Chief Financial Officer, or calling us at: (864) 672-1776.

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

On November 14, 2011, the Bank entered into a Consent Order (the “Consent Order”) with its primary regulator, the Office of the Comptroller of the Currency (the “OCC”), which, among other things, contains a requirement that the Bank maintain minimum capital levels that exceed the minimum regulatory capital ratios for “well-capitalized” banks. The minimum capital ratios for a bank are generally 8% for total capital, 4% for Tier 1 capital and 4% for leverage. To be eligible to be classified as “well-capitalized,” a bank must generally maintain a total capital ratio of 10% or more, a Tier 1 capital ratio of 6% or more, and a leverage ratio of 5% or more. The Consent Order requires the Bank to achieve Tier 1 capital at least equal to 9% of adjusted total assets, Tier 1 risk based capital at least equal to 10%, and total risk based capital at least equal to 12% of risk-weighted assets by March 31, 2012. As a result of the Consent Order, the Bank is no longer deemed “well-capitalized” regardless of its capital levels.  Therefore, in order to meet these standards set forth by the OCC, we will need to raise additional capital, continue to limit our growth, and/or sell assets to increase our capital ratios by March 31, 2012. If we fail to comply with the terms of the Consent Order, the OCC has the authority to subject us to further enforcement actions.

In addition, the Consent Order includes several specific requirements for the Bank which are designed to strengthen the Bank’s financial condition. The Board of Directors and management of the Bank have been aggressively working, and will continue to diligently work, to comply with all the requirements of the Consent Order.  A summary of the requirements of the Consent Order and the Bank’s status on complying with the Consent Order is as follows:

Requirements of the Consent Order	Bank’s Compliance Status

The Compliance Committee, which was established by the Board of Directors pursuant to the Formal Agreement, shall continue to be responsible for monitoring and coordinating the Bank's adherence to the provisions of the Consent Order. The Compliance Committee is required to meet at least monthly to review progress and status of actions needed to achieve full compliance with each article of the Consent Order and report this information to the Board.

The Compliance Committee meets monthly to review written progress reports provided by management and then reports to the Board the status of actions needed to achieve full compliance with each article of the Consent Order. These reports are forwarded to the OCC on a monthly basis.

Review and revise, within 60 days of the effective date of the Consent Order, the assessment of Board supervision being provided to the Bank, which was previously required and provided to the OCC under the Formal Agreement.

The Compliance Committee completed this review and assessment, including obtaining Board approval of the findings and recommendations, in January 2012, and submitted its report to the OCC immediately thereafter.

Update, within 60 days of the effective date of the Consent Order, the written assessment of the capabilities of the Bank’s current management to perform present and anticipated duties and who have sufficient experience to address problem bank situations.

The Compliance Committee completed this assessment, including obtaining Board approval of the findings and recommendations, in January 2012, and submitted its report to the OCC immediately thereafter.

Complete, within 90 days of the effective date of the Consent Order, a written analysis on the Board’s decision whether to sell, merge or liquidate the Bank or remain an independent national bank. In the event the Board decides the Bank is to remain independent, and the OCC has advised the Bank in writing that there is no supervisory objection to the Bank’s written analysis as outlined in the Consent Order, the Board must, within thirty (30) days thereafter, review and revise as necessary, and adopt, implement, and thereafter ensure Bank adherence to an updated written Strategic Plan for the Bank covering at least a three-year period.

The Board completed this written analysis and submitted it to the OCC on February 24, 2012.

Achieve Tier 1 capital at least equal to 9% of adjusted total assets, Tier 1 risk based capital at least equal to 10%, and total risk based capital at least equal to 12% of risk-weighted assets by March 31, 2012.

As noted above, the Board is taking aggressive action to stabilize the Bank’s balance sheet and pursue conservative operating initiatives to enhance profitability, while simultaneously pursuing other strategic initiatives to improve the Bank’s capital position, including raising additional capital, continuing to limit the Bank’s growth, and/or selling assets.

Review and revise, within 90 days of the effective date of the Consent Order, the Bank’s Capital Plan to achieve and maintain compliance with stated minimum capital ratios. If the Bank fails to submit an acceptable Capital Plan, fails to implement or adhere to an approved Capital Plan, or fails to achieve and maintain the minimum capital ratios, and if directed so by the Assistant Deputy Controller (“ADC”), develop and submit, within 30 days of the ADC’s notice, a Disposition Plan detailing the Board’s plan to sell or merge the Bank or to implement a voluntary liquidation.

The OCC granted an extension to February 28, 2012, for compliance with this Article. The Board submitted its Capital Plan to the OCC on February 24, 2012.

Revise and revise as necessary, adopt, and implement, within 90 days of the effective date of the Consent Order, and thereafter ensure Bank adherence to a written Profit Plan to improve and sustain the earnings of the Bank.

The OCC granted an extension to February 28, 2012, for compliance with this Article. The Board submitted its Profit Plan to the OCC on February 24, 2012.

Review and revise as necessary, within 60 days of the effective date of the Consent Order, and thereafter maintain a comprehensive liquidity risk management program which assesses, on an ongoing basis, the Bank's current and projected funding needs, and ensures that sufficient funds or access to funds exist to meet those needs.

The OCC granted an extension to February 28, 2012, for compliance with this Article. The Board submitted its revised comprehensive liquidity risk management program, including example monitoring reports and revised policies, to the OCC on February 24, 2012.

Develop and implement, within 90 days of the effective date of the Consent Order, and thereafter ensure Bank adherence to a written program to reduce the high level of credit risk in the Bank. The program shall include, but not be limited to procedures which strengthen credit underwriting; management of credit operations and the maintenance of an adequate, qualified staff in all loan functional areas; and loan collections. At least quarterly, the Board shall prepare a written assessment of the Bank's credit risk, which shall evaluate the Bank's progress under the aforementioned program.

The Bank is continuing to utilize a criticized assets report covering the entire credit relationship with respect to such assets. Ongoing monthly monitoring is being performed by management and the Board of Directors and forwarded to the OCC.

Extend credit, directly or indirectly, including renewals, modifications or extensions, to a borrower whose loans or other extensions of credit exceed $300,000 and are criticized by the OCC or any other bank examiner, only after the Board or designated committee finds that the extension of additional credit is necessary to promote the best interests of the Bank, the Bank has performed an appropriate written credit and collateral analysis, and the Board’s formal plan to collect or strengthen the criticized asset will not be compromised by the extension of additional credit.

Through March 5, 2012, we are not aware of any violations of this provision of the Consent Order. All extensions of credit or modifications related to a criticized borrower have been properly approved by the Board.

Continue to ensure adherence to the Bank’s comprehensive policy for determining the adequacy of the Bank’s allowance for loan losses in accordance with Generally Accepted Accounting Principles (“GAAP”).

The Bank’s Allowance for Loan Losses methodology and model is reviewed and approved by the Board on a quarterly basis and forwarded to the OCC.

Review and revise as necessary, adopt, and implement, within 60 days of the effective date of the Consent Order, and thereafter ensure adherence to a written program to improve the Bank's loan portfolio management.

The OCC granted an extension to February 28, 2012, for compliance with this Article. The Board submitted its revised comprehensive loan portfolio management program, including example monitoring reports and revised policies, to the OCC on February 24, 2012.

Review and revise as necessary, adopt, and implement, within 60 days of the effective date of the Consent Order, and thereafter ensure adherence to a written concentration management program to improve the Bank's policies and procedures to control and monitor concentrations of credit.

The OCC granted an extension to February 28, 2012, for compliance with this Article. The Board submitted its revised comprehensive concentration management program, including example monitoring reports and revised policies, to the OCC on February 24, 2012.

Obtain, within 60 days of the effective date of the Consent Order (and thereafter, within 60 days from the receipt of any Report of Examination or other applicable correspondence from the OCC or any internal or external loan review), current and complete credit information on all loans lacking such information, including those criticized by the OCC or any other bank examiner.

As of March 5, 2012, we are not aware of any violations of this provision of the Consent Order.

Ensure, within 60 days of the effective date of the Consent Order (and thereafter, within 60 days from the receipt of any Report of Examination or other applicable correspondence from the OCC or any internal or external loan review), that proper collateral documentation is maintained on all loans and correct each collateral exception listed by the OCC or any other bank examiner.

As of March 5, 2012, we are not aware of any violations of this provision of the Consent Order.

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

As of March 5, 2012, we are not aware of any violations of this provision of the Consent Order.

We intend to take all actions necessary to enable the Bank to comply with the requirements of the Consent Order, and as of the date hereof we believe we have submitted all documentation required as of this date to the OCC. There can be no assurance that the Bank will be able to comply fully with the provisions of the Consent Order, and the determination of our compliance will be made by the OCC. However, we have taken significant steps as noted above in an effort to comply with the provisions of the Consent Order and are continuing to work toward full compliance. We anticipate that we will also need additional capital in order to continue to absorb the potential write-downs needed to remove the majority of nonperforming assets from our balance sheet, given the particularly challenging real estate market.  In addition, we have recently performed a thorough review of our loan portfolio including both nonperforming loans and performing loans.  We have stress tested our borrowers’ abilities to repay their loans and believe that we have identified substantially all of the loans that could become problem assets in the near future.  We have projected our estimate of the future possible losses associated with these potential problem assets, which will also require additional capital if these potential losses are realized.   As a result of the recent downturn in the financial markets, the availability of many sources of capital has become significantly restricted or has become increasingly costly as compared to the prevailing market rates prior to the volatility.  We cannot predict when or if the capital markets will return to more favorable conditions.  We are actively evaluating a number of capital sources and balance sheet management strategies to ensure that our projected level of regulatory capital can support our balance sheet and meet or exceed the minimum requirements set forth in the Consent Order.

In connection with execution of the Consent Order, which supersedes the Formal Agreement, dated January 20, 2010, previously entered between the Bank and the OCC (the “Formal Agreement”), the OCC terminated the Formal Agreement, effective as of November 14, 2011.

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

•

On July 21, 2010, the U.S. President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), a comprehensive regulatory framework that will likely result in dramatic changes across the financial regulatory system, some of which became effective immediately and some of which will not become effective until various future dates.  Implementation of the Dodd-Frank Act will require many new rules to be made by various federal regulatory agencies over the next several years.  Uncertainty remains as to the ultimate impact of the Dodd-Frank Act until final rulemaking is complete, which could have a material adverse impact either on the financial services industry as a whole or on our business, financial condition, results of operations, and cash flows.  Provisions in the legislation that affect consumer financial protection regulations, deposit insurance assessments, payment of interest on demand deposits, and interchange fees could increase the costs associated with deposits and place limitations on certain revenues those deposits may generate.  The Dodd-Frank Act includes provisions that, among other things, have or will:

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

•

Internationally, both the Basel Committee on Banking Supervision (the “Basel Committee”) and the Financial Stability Board (established in April 2009 by the Group of Twenty (“G-20”) Finance Ministers and Central Bank Governors to take action to strengthen regulation and supervision of the financial system with greater international consistency, cooperation, and transparency) have committed to raise capital standards and liquidity buffers within the banking system (“Basel III”). On September 12, 2010, the Group of Governors and Heads of Supervision agreed to the calibration and phase-in of the Basel III minimum capital requirements (raising the minimum Tier 1 common equity ratio to 4.5% and minimum Tier 1 equity ratio to 6.0%, with full implementation by January 2015) and introducing a capital conservation buffer of common equity of an additional 2.5% with full implementation by January 2019. The U.S. federal banking agencies support this agreement. In December 2010, the Basel Committee issued the Basel III rules text, outlining the details and time-lines of global regulatory standards on bank capital adequacy and liquidity. According to the Basel Committee, the framework sets out higher and better-quality capital, better risk coverage, the introduction of a leverage ratio as a backstop to the risk-based requirement, measures to promote the build-up of capital that can be drawn down in periods of stress, and the introduction of two global liquidity standards. Although the U.S. banking agencies have not yet published a notice of proposed rulemaking to implement Basel III in the United States, they are likely to do so (at least with respect to the Basel III capital framework) during the first half of 2012.

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

•

In June 2011, the Federal Reserve approved a final debit card interchange rule in accordance with the Dodd-Frank Act. The final rule caps an issuer’s base fee at $0.21 per transaction and allows an additional 5 basis point charge per transaction to help cover fraud losses. Though the rule technically does not apply to institutions with less than $10 billion in assets, such as the Bank, there is concern that the price controls may harm community banks, which could be pressured by the marketplace to lower their own interchange rates. The Federal Reserve also adopted requirements for issuers to include two unaffiliated networks for debit card transactions – one signature-based and one PIN-based. The effective date for the final rules on the pricing and routing restrictions was October 1, 2011. The results of these final rules may impact our interchange income from debit card transactions in the future. Thus far, the Bank has not experienced a material impact on its interchange fees.

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

Independence Bancshares, Inc.

We own 100% of the outstanding capital stock of the Bank, and therefore we are considered to be a bank holding company under the federal Bank Holding Company Act of 1956 (the “Bank Holding Company Act”). As a result, we are primarily subject to the supervision, examination and reporting requirements of the Board of Governors of the Federal Reserve (the "Federal Reserve") under the Bank Holding Company Act and its regulations promulgated thereunder. Moreover, as a bank holding company of a bank located in South Carolina, we also are subject to the South Carolina Banking and Branching Efficiency Act.

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

Source of Strength. In accordance with Federal Reserve Board policy, we are expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which we might not otherwise do so. Under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary, other than a non-bank subsidiary of a bank, upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any depository institution subsidiary of a bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiaries if the agency determines that divestiture may aid the depository institution’s financial condition. Further, any loans by a bank holding company to a subsidiary bank are subordinate in right of payment to deposits and certain other indebtedness of the subsidiary bank. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank at a certain level would be assumed by the bankruptcy trustee and entitled to priority payment.

Capital Requirements. The Federal Reserve Board imposes certain capital requirements on the bank holding company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are essentially the same as those that apply to the Bank and are described below under “Independence National Bank.” Subject to our capital requirements and certain other restrictions, we are able to borrow money to make a capital contribution to the Bank, and these loans may be repaid from dividends paid from the Bank to the Company. Our ability to pay dividends depends on the Bank's ability to pay dividends to us, which is subject to regulatory restrictions as described below in “Independence National Bank – Dividends.” We are also able to raise capital for contribution to the Bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

South Carolina State Regulation. As a South Carolina bank holding company under the South Carolina Banking and Branching Efficiency Act, we are subject to limitations on sale or merger and to regulation by the South Carolina Board of Financial Institutions (the "S.C. Board"). We are not required to obtain the approval of the S.C. Board prior to acquiring the capital stock of a national bank, but we must notify them at least 15 days prior to doing so. We must obtain approval from the S.C. Board prior to engaging in the acquisition of a South Carolina state chartered bank or another South Carolina bank holding company.

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

On November 14, 2011, the Bank entered into a Consent Order with its primary regulator, the OCC, which contains a requirement that the Bank maintain minimum capital ratios that exceed the minimum regulatory capital ratios for “well-capitalized” banks. The Consent Order requires the Bank to  achieve Tier 1 capital at least equal to 9% of adjusted total assets, Tier 1 risk based capital at least equal to 10%, and total risk based capital at least equal to 12% of risk-weighted assets by March 31, 2012. As a result of the Consent Order, the Bank is no longer deemed “well-capitalized” regardless of its capital levels.  Therefore, in order to meet these standards set forth by the OCC, we will need to raise additional capital, continue to limit our growth, and/or sell assets to increase our capital ratios by March 31, 2012. If we fail to comply with the terms of the Consent Order, the OCC has the authority to subject us to further enforcement actions. See additional discussion below under Part I, Item 7, “Capital Resources.”

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

Usually, if a bank is not well capitalized, it cannot accept brokered time deposits without prior FDIC approval and, if approval is granted, cannot offer an effective yield in excess of 75 basis points on interest paid on deposits of comparable size and maturity in such institution’s normal market area for deposits accepted from within its normal market area, or national rate paid on deposits of comparable size and maturity for deposits accepted outside a bank’s normal market area. Because the Bank is no longer deemed to be well capitalized, the Bank cannot renew, rollover or accept brokered time deposits unless it receives prior OCC approval. If the Bank becomes less than adequately capitalized, it must adopt a capital restoration plan acceptable to the OCC that is subject to a limited performance guarantee by the Company.  The Bank also would become subject to increased regulatory oversight, and would be increasingly restricted in the scope of its permissible activities. Each company having control over an undercapitalized institution also must provide a limited guarantee that the institution will comply with its capital restoration plan. Except under limited circumstances consistent with an accepted capital restoration plan, an undercapitalized institution may not grow. An undercapitalized institution may not acquire another institution, establish additional branch offices or engage in any new line of business unless determined by the appropriate Federal banking agency to be consistent with an accepted capital restoration plan, or unless the FDIC determines that the proposed action will further the purpose of prompt corrective action. The appropriate federal banking agency may take any action authorized for a significantly undercapitalized institution if an undercapitalized institution fails to submit an acceptable capital restoration plan or fails in any material respect to implement a plan accepted by the agency. A critically undercapitalized institution is subject to having a receiver or conservator appointed to manage its affairs and for loss of its charter to conduct banking activities.

An insured depository institution may not pay a management fee to a bank holding company controlling that institution or any other person having control of the institution if, after making the payment, the institution, would be undercapitalized. In addition, an institution cannot make a capital distribution, such as a dividend or other distribution that is in substance a distribution of capital to the owners of the institution if following such a distribution the institution would be undercapitalized. Thus, if payment of such a management fee or the making of such payment would cause the Bank to become undercapitalized, it could not pay a management fee or dividend to us.

As of December 31, 2011, the Bank was considered to be adequately capitalized by the OCC due to the formal capital directive contained in the Consent Order. See additional discussion below under Part I, Item 7, “Capital Resources.”

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

Under regulations effective January 1, 2007, the FDIC adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based upon supervisory and capital evaluations.  For deposits held as of March 31, 2009, institutions were assessed at annual rates ranging from 12 to 50 basis points, depending on each institution’s risk of default as measured by regulatory capital ratios and other supervisory measures.  Effective April 1, 2009, assessments also took into account each institution's reliance on secured liabilities and brokered deposits.  This resulted in assessments ranging from 7 to 77.5 basis points.  In May 2009, the FDIC issued a final rule which levied a special assessment applicable to all insured depository institutions totaling 5 basis points of each institution's total assets less Tier 1 capital as of June 30, 2009, not to exceed 10 basis points of domestic deposits. This special assessment was part of the FDIC’s efforts to rebuild the Deposit Insurance Fund. As a result, we incurred increased insurance costs during 2009 compared to previous periods.

In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011. In December 2009, we paid $1.2 million in prepaid risk-based assessments, which included approximately $78,000 related to the fourth quarter of 2009 that would have been otherwise payable in the first quarter of 2010. The assessment amount related to the fourth quarter of 2009 is included in deposit insurance expense for 2009.  During 2010 and 2011, we paid assessments of approximately $292,000 and $214,000, respectively, which reduced our prepaid balance with the FDIC. The remaining balance of approximately $658,000 in prepaid deposit insurance is included in other assets in the accompanying balance sheet as of December 31, 2011, net of an accrual for the fourth quarter 2011 assessment which will be deducted from our prepaid balance with the FDIC in March 2012.

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

Further, under the terms of the Consent Order, we were required to present a dividend policy to the OCC that permits the declaration of a dividend only when the Bank is in compliance with its approved Capital Plan, with the aforementioned restrictions, and upon receipt of no supervisory objection by the OCC. Currently, the Company also has to obtain the prior written approval of the Federal Reserve Bank of Richmond before declaring or paying any dividends.

Branching. National banks are required by the National Bank Act to adhere to branch office banking laws applicable to state banks in the states in which they are located.  Under current South Carolina law, the Bank may open branch offices throughout South Carolina with the prior approval of the OCC. In addition, with prior regulatory approval, the Bank is able to acquire existing banking operations in South Carolina.  Furthermore, federal legislation permits interstate branching, including out-of-state acquisitions by bank holding companies, interstate branching by banks, and interstate merging by banks. The Dodd-Frank Act removes previous state law restrictions on de novo interstate branching in states such as South Carolina. This change permits out-of-state banks to open de novo branches in states where the laws of that state would permit a bank chartered by that state to open a de novo branch.

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

Item 1A. Risk Factors.

Our failure to comply with provisions of our Consent Order with the OCC could subject us to further enforcement action and reputational damage.

We entered into a Consent Order with the OCC on November 14, 2011, which requires the Bank, among other things, to: achieve and maintain Tier 1 capital at least equal to 9% of adjusted total assets, Tier 1 risk based capital at least equal to 10%, and total risk based capital at least equal to 12% of risk-weighted assets by March 31, 2012; ensure that the Bank has competent and effective Board oversight and management; prepare a written analysis on the Board’s decision whether to sell, merge, liquidate or remain independent, and in the event the Board determines that the Bank is to remain independent, to prepare an updated three-year strategic plan including a capital plan; ensure adherence to a written profit plan to improve and sustain the earnings of the Bank; maintain a comprehensive liquidity risk management program; ensure adherence to a written program to reduce the credit risk in the Bank; ensure adherence to a written program to improve the bank’s loan portfolio management; ensure adherence to a written concentrations of credit management program; obtain current and complete credit information on all loans lacking such information; and satisfy certain conditions prior to granting, extending, renewing, altering or restructuring any loan or other extension of credit. As a result of the Consent Order, we no longer meet the regulatory requirements to be eligible for expedited processing of branch applications and certain other regulatory approvals, and we are required to get OCC or FDIC approval before making certain payments to departing executives and before adding new directors or senior executives.

If we fail to comply with the terms of the Consent Order, the OCC has the authority to subject us to a cease and desist order with more restrictive terms, to impose civil money penalties on us and our directors and officers, and, under certain circumstances, to remove directors and officers from their positions with the Bank, which could have a material adverse effect on our business.

We are required to maintain high capital levels.

Under the terms of our Consent Order with the OCC, we are required to achieve and maintain by March 31, 2012, minimum capital ratios for the Bank that are higher than the minimum and well capitalized ratios generally applicable to banks: a Tier 1 leverage ratio of at least 9%, a Tier 1 risk based capital ratio of at least 10%, and a total risk based capital ratio of at least 12% of risk-weighted assets. Although the Bank’s capital levels remain the well capitalized ratios generally applicable to banks, the Bank is not considered to be well capitalized by the OCC due to the formal capital directive in the Consent Order, and the Bank must raise additional capital, continue to limit our growth, and/or sell assets to increase our capital ratios by March 31, 2012, in order to meet these standards set forth by the OCC.  Noncompliance with the required minimum capital ratios may be deemed an unsafe and unsound banking practice by the OCC, which could result in the Bank becoming subject to other administrative actions or sanctions as the OCC considers necessary. It is uncertain what actions, if any, the OCC will take with respect to noncompliance with these ratios, what action steps the OCC might require the Bank to take to remedy this situation, and whether such actions would be successful.

We may be required to raise additional capital in the future but that capital may not be available when it is needed.

As described above, we are required by regulatory authorities to maintain certain levels of capital considered adequate to support our operations. Our ability to raise additional capital, when needed, will depend in part on conditions in the capital markets at that time, which are outside our control.  Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on terms acceptable to us.  If we cannot raise additional capital when needed, our ability to meet the minimum capital ratios in the Consent Order could be materially impaired.

If we do not generate positive cash flow and earnings, there will be an adverse effect on our future results of operations.

For the years ended December 31, 2011 and 2010, we incurred net losses of $2.1 million and $6.3 million, respectively. In light of the current economic environment, significant additional provisions for loan losses may be necessary to supplement the allowance for loan losses in the future. As a result, we may incur significant additional credit costs in 2012, which could adversely impact our financial condition, results of operations, and the value of our common stock.

If our nonperforming assets increase, our earnings will be adversely affected.

At December 31, 2011, our nonperforming assets (which consist of nonaccrual loans and other real estate owned) totaled $10.4 million, or 9.3% of total assets. At December 31, 2010, our nonperforming assets were $14.6 million, or 12.0% of total assets. Our nonperforming assets adversely affect our net income in various ways:

•

We do not record interest income on nonaccrual loans or real estate owned.

•

We must provide for probable loan losses through a current period charge to the provision for loan losses.

•

Noninterest expense increases when we must write down the value of properties in our other real estate owned portfolio to reflect changing market values.

•

There are legal fees associated with the resolution of problem assets, as well as carrying costs, such as taxes, insurance, and maintenance fees related to other real estate owned.

•

The resolution of nonperforming assets requires the active involvement of management, which can distract them from more profitable activity.

If additional borrowers become delinquent and do not pay their loans and we are unable to successfully manage our nonperforming assets, our losses and troubled assets could increase significantly, which could have a material adverse effect on our results of operations.

We have sustained losses from a decline in credit quality and may see further losses.

Our ability to generate earnings is significantly affected by our ability to properly originate, underwrite and service loans. We have sustained losses primarily because borrowers, guarantors or related parties have failed to perform in accordance with the terms of their loans and we failed to detect or respond to deterioration in asset quality in a timely manner. We could sustain additional losses for these reasons. Further problems with credit quality or asset quality could cause our interest income and net interest margin to further decrease, which could adversely affect our business, financial condition and results of operations. We have recently identified credit deficiencies with respect to certain loans in our loan portfolio which are primarily related to the downturn in the residential housing industry. As a result of the decline of the residential housing market, property values for this type of collateral have declined substantially.  In response to this determination, we increased our loan loss reserve throughout 2010 and the first six months of 2011 to a total loan loss reserve of $2.1 million, or 2.74% of gross loans, at December 31, 2011 to address the risks inherent within our loan portfolio. Although credit quality indicators generally showed signs of stabilization in the second half of 2011, further deterioration in the South Carolina real estate market as a whole may cause management to adjust its opinion of the level of credit quality in our loan portfolio. Such a determination may lead to an additional increase in our provisions for loan losses, which could also adversely affect our business, financial condition, and results of operations.

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

A significant portion of our loan portfolio is secured by real estate.  As of December 31, 2011, 83% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A weakening of the real estate market in our primary market area has resulted in an increase in the number of borrowers who have defaulted on their loans and a reduction in the value of the collateral securing their loans, which in turn has adversely affected our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

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

While we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances we have made loans which exceed either our internal underwriting guidelines, supervisory guidelines, or both. We are permitted to hold loans that exceed supervisory guidelines up to 100% of our regulatory capital. We have made loans that exceed our internal guidelines to a limited number of our customers who have significant liquid assets, net worth, and amounts on deposit with the Bank. As of December 31, 2011, approximately $4.0 million of our loans, or 42.0% of our Bank’s regulatory capital, had loan-to-value ratios that exceeded regulatory supervisory guidelines. In addition, supervisory limits on commercial loan-to-value exceptions are generally set at 30% of our Bank’s capital. At December 31, 2011, $2.3 million of our commercial loans, or 24.4% of our Bank’s regulatory capital, exceeded the supervisory loan-to-value ratio. The number of loans in our portfolio with loan-to-value ratios in excess of supervisory guidelines, our internal guidelines, or both could increase the risk of delinquencies and defaults in our portfolio.

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

Our success significantly depends upon the growth in population, income levels, deposits, and housing starts in our markets. The current economic downturn has negatively affected the markets in which we operate and, in turn, the quality of our loan portfolio. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally remain unfavorable, our business may not succeed. A continuation of the economic downturn or prolonged recession would likely result in the continued deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business. Interest received on loans represented approximately 93% of our interest income for the year ended December 31, 2011. If the economic downturn continues or a prolonged economic recession occurs in the economy as a whole, borrowers will be less likely to repay their loans as scheduled. Moreover, in many cases the value of real estate or other collateral that secures our loans has been adversely affected by the economic conditions and could continue to be negatively affected. Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. A continued economic downturn could, therefore, result in losses that materially and adversely affect our business.

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

On November 17, 2004, we purchased approximately one acre of land in downtown Greenville for approximately $1.2 million. We acquired rights to purchase this property after being assigned an option, at par, from Focus Investment Group, LLC, a business interest of one of our organizers, Vivian A. Wong. On February 28, 2012, we sold this property for $1.75 million and recognized a gain on sale of approximately $573,000, net of sales costs.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Market for Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

We are currently quoted on the OTC Bulletin Board under the symbol "IEBS" and have a sponsoring broker-dealer to match buy and sell orders for our common stock. Although we are quoted on the OTC Bulletin Board, the trading markets on the OTC Bulletin Board lack the depth, liquidity, and orderliness necessary to maintain a liquid market. We have no current plans to seek listing on any stock exchange, and we do not expect to qualify for listing on NASDAQ or any other exchange for at least several years. The OTC Bulletin Board prices are quotations, which reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

As of March 5, 2012, there were 2,085,010 shares of common stock outstanding held by approximately 540 shareholders of record. All of our currently issued and outstanding common stock was issued in our initial public offering which was completed in May 2005. The price per share in our initial public offering was $10.00.

There is currently no established public trading market in our common stock and trading and quotations of our common stock have been limited and sporadic. Because there has not been an established market for our common stock, we may not be aware of all prices at which our common stock has been traded. We have not determined whether the trades of which we are aware were the result of arm’s-length negotiations between the parties. Based on information available to us from a limited number of sellers and purchasers of common stock who have engaged in privately negotiated transactions of which we are aware, there were approximately 40 stock trades in 2011 ranging from $0.05 to $0.65. These trades occurred throughout the year.

We have not declared or paid any cash dividends on our common stock since our inception. For the foreseeable future, we do not intend to declare cash dividends. We intend to retain earnings to grow our business and strengthen our capital base. Our ability to pay dividends depends on the ability of our subsidiary, Independence National Bank, to pay dividends to us. As a national bank, the Bank may only pay dividends out of its net profits, after deducting expenses, including losses and bad debts. In addition, the Bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the Bank’s net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the OCC will be required if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years less any required transfers to surplus. The OCC also has the authority under federal law to enjoin a national bank from engaging in what in its opinion constitutes an unsafe or unsound practice in conducting its business, including the payment of a dividend under certain circumstances. Further, under the terms of the Consent Order, we were required to present a dividend policy to the OCC that permits the declaration of a dividend only when the Bank is in compliance with its approved Capital Plan, with the aforementioned restrictions, and upon receipt of no supervisory objection by the OCC. Currently, the Company also has to obtain the prior written approval of the Federal Reserve Bank of Richmond before declaring or paying any dividends.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis or Plan of Operation.

CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in Note 1 to our audited consolidated financial statements as of December 31, 2011.

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

We have included a number of tables to assist in our description of these measures. For example, the “Average Balances” table shows the average balance during 2011 and 2010 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we have channeled a substantial percentage of our earning assets into our loan portfolio. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included a table to help explain this. Finally, we have included a number of tables that provide detail about our investment securities, our loans, and our deposits and other borrowings.

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

Markets in the United States and elsewhere have experienced extreme volatility and disruption for the last three plus years. These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence.  Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans. Dramatic slowdowns in the housing industry, with falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions. Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance. The following discussion and analysis describes our performance in this challenging economic environment.

Throughout our discussion we have identified significant factors that we believe have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with our financial statements and the other statistical information included in this report.

Results of Operations

General

Our net loss for the year ended December 31, 2011 was $2.1 million, or $1.00 per share, a decrease of $4.3 million, or 67.2%, compared to a net loss of $6.3 million for the year ended December 31, 2010, or $3.04 per share. This decrease in net loss for the year was primarily driven by an increase in net interest income due to a decrease in interest expense, a decrease in loan provision expense, a decrease in real estate owned activity, and a decrease in income tax expense. Each of these components is discussed in greater detail below.

Net Interest Income

Net interest income is the Company’s primary source of revenue. Net interest income is the difference between income earned on assets and interest paid on deposits and borrowings used to support such assets. Net interest income is determined by the rates earned on the Company’s interest-earning assets and the rates paid on its interest-bearing liabilities, the relative amounts of interest-earning assets and interest-bearing liabilities, and the degree of mismatch and the maturity and repricing characteristics of its interest-earning assets and interest-bearing liabilities. Net interest income was $3.2 million for the year ended December 31, 2011, an increase of $526,863, or 19.5%, over net interest income of $2.7 million in 2010. Although total interest income decreased by $373,850, or 7.3%, during the year, this decrease was more than offset by a reduction in interest expense of $900,713, or 37.3%.

Our consolidated net interest margin for the year ended December 31, 2011 was 3.05%, a 78 basis point increase over the net interest margin for the year ended December 31, 2010 of 2.27%. The net interest margin is calculated as net interest income divided by year-to-date average earning assets. Earning assets averaged $105.8 million in 2011, a decrease of $13.5 million, or 11.3%, from $119.3 million in 2010. This decrease in earning assets is due to the $14.0 million decrease in average loans between years, offset by the combined increase in investment securities and federal funds sold and other assets of approximately $453,000. During 2009, we adopted measures to promote the long term stability of the Bank. These measures included restructuring the balance sheet to focus on credit quality and management of our funding sources to increase liquidity and the net interest margin.  As a result, average gross loans decreased in both 2010 and 2011, with funds from net loan payoffs used to repay FHLB advances as well as to strengthen our liquidity position though cash and the investment securities portfolio.

Our yield on earning assets increased during the year, moving to 4.48% for the year ended December 31, 2011 from 4.29% for the year ended December 31, 2010. This increase is largely attributable to the overall decrease in nonaccrual loans due to payoffs, transfers to other real estate owned or placement back into accruing status due to policy guidelines. However, our yield on earnings assets continues to be negatively affected by the impact of loans in nonaccrual status during the period (foregone interest on nonaccrual loans in 2011 was $511,224), as well as the retention of higher levels of cash for improved liquidity, on which we earn a low rate of interest.

These increases were coupled with a decrease in the cost of interest-bearing liabilities, which moved to 1.50% for the year ended December 31, 2011 from 2.17% for the year ended December 31, 2010.  Improvement in this area was a result of several factors, including a reduction in average brokered time deposits, which decreased $13.9 million during the year, and the repricing of deposits, specifically money market accounts and retail time deposits, which decreased to a rate of 1.04% and 1.45%, respectively, for the year ended December 31, 2011 from 1.63% and 2.00%, respectively, for the year ended December 31, 2010. In pricing deposits, we considered our liquidity needs, the direction and levels of interest rates and local market conditions. At times, higher rates are paid initially to attract deposits. Borrowings averaged $7.1 million for the year ended December 31, 2011, decreasing from $10.0 million for the year ended December 31, 2010, a decrease of $2.9 million, or 29%. Our net interest spread was 2.98% for 2011 compared to 2.12% in 2010. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

	For the Year Ended December 31,
	2011			2010

	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

Interest-earning assets:
Federal funds sold and other	$10,350,570	$47,463	0.46%	$10,446,624	$50,507	0.48%
Investment securities (1)	9,474,991	271,708	2.87%	8,926,372	272,886	3.06%
Loans (2)	85,977,604	4,422,505	5.14%	99,938,312	4,792,133	4.80%
Total interest-earning assets	105,803,165	4,741,676	4.48%	119,311,308	5,115,526	4.29%
Non-interest-earning assets	11,232,260			11,815,712
Total assets	$117,035,425			$131,127,020

Interest-bearing liabilities:
NOW accounts	$5,898,868	$37,590	0.64%	$5,803,292	$40,227	0.69%
Savings & money market	35,379,750	369,018	1.04%	32,648,911	533,784	1.63%
Time deposits (excluding brokered time deposits)	33,786,878	489,333	1.45%	29,852,690	598,109	2.00%
Brokered time deposits	18,773,100	403,964	2.15%	32,632,177	861,341	2.64%
Total interest-bearing deposits	93,838,596	1,299,905	1.39%	100,937,070	2,033,461	2.01%
Borrowings	7,114,735	212,103	2.98%	10,040,743	379,260	3.78%
Total interest-bearing liabilities	100,953,331	1,512,008	1.50%	110,977,813	2,412,721	2.17%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	6,454,449			5,155,967
Other non-interest-bearing liabilities	233,012			279,569
Shareholders’ equity	9,394,633			14,713,671
Total liabilities and shareholders’ equity	$117,035,425			$131,127,020
Net interest spread			2.98%			2.12%
Net interest income/ margin		$3,229,668	3.05%		$2,702,805	2.27%

__________________

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

	2011 Compared to 2010
	Total Change	Change in Volume	Change in Rate
Interest-earning assets:
Federal funds sold and other	$(3,044)	$(461)	$(2,583)
Investment securities	(1,178)	16,254	(17,432)
Loans	(369,628)	(701,443)	331,815
Total interest income	(373,850)	(685,650)	311,800

Interest-bearing liabilities:
Interest-bearing deposits	(733,556)	(204,665)	(528,891)
Borrowings	(167,157)	(97,005)	(70,152)
Total interest expense	(900,713)	(301,670)	(599,043)

Net Interest Income	$526,863	$(383,980)	$910,843

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

Our provision for loan losses was $730,000 for the year ended December 31, 2011, a decrease of $2.3 million or 76% from provision for loan losses of $3.1 million for the year ended December 31, 2010. The decrease in provision for loan losses is due to the decrease in average loans between comparable periods combined with a lack of new required specific reserves and an overall decrease in non-performing loans. During 2010, we increased our allowance for loan losses as a result of a significant overall increase in impaired and nonaccrual loans due to declining economic conditions and increased charge-off levels. The allowance as a percentage of gross loans decreased to 2.74% at December 31, 2011 from 3.24% at December 31, 2010. This decline is due to charge-offs taken against specific reserves as well as payoffs in our commercial real estate portfolio which carries a higher historical loss ratio and consequently a higher reserve factor within our allowance model. Specific reserves were $563,675 million on impaired loans of $8.9 million as of December 31, 2011 compared to specific reserves of approximately $1.6 million on impaired loans of $12.8 million as of December 31, 2010. As of December 31, 2011, the general reserve allocation was 2.27% of gross loans not impaired compared to 1.82% as of December 31, 2010. The provision for loan losses is discussed further below under “Provision and Allowance for Loan Losses.”

Non-interest Income

Non-interest income for the year ended December 31, 2011 was $217,545, a decrease of 19.0% from non-interest income of $268,570 for the year ended December 31, 2010.  Our largest component of non-interest income is residential loan origination fees, which were $79,607 for 2011, or approximately 36.6% of total non-interest income. Residential loan origination fees decreased by approximately $72,892, or 47.8%, during the year due to the changes in mortgage loan underwriting and compensation regulations as well as customer demand.   During 2011, the Company received proceeds from sales of securities of $524,374 for a total gain of $32,515.

For the year ended December 31, 2011, service fees on deposit accounts totaled $49,080, a decrease of $10,027, or 17.0%, from 2010 due to a decrease in NSF charges as a result of changes in our client base. Other income was $56,343 for 2011, a very slight decrease of $621, or 1%, compared to $56,964 for the year ended December 31, 2010.  Other income includes ATM surcharges, wire fees, and commissions on insurance referrals. Also included in other income for the year ended December 31, 2011 was $28,795 in rental income related to the lease of our land at South Irvine Street.

Non-interest Expenses

The following table sets forth information related to our non-interest expenses for the years ended December 31, 2011 and 2010.

	2011	2010
Compensation and benefits	$1,700,040	$1,928,871
Real estate owned activity	596,319	1,052,795
Occupancy and equipment	571,351	566,472
Insurance	431,737	512,672
Data processing and related costs	300,785	293,205
Professional fees	859,880	207,153
Marketing	83,127	94,636
Telephone and supplies	64,504	58,522
Other	188,466	152,658
Total non-interest expenses	$4,796,209	$4,866,984

Non-interest expenses decreased by $70,775, or 1.5%, for the year ended December 31, 2011. This decrease was primarily due to a decrease in compensation and benefits as well as a decrease in real estate owned activity which was offset by a significant increase in professional fees directly related to recapitalization efforts and compliance with the Consent Order. During 2011, real estate owned activity decreased by $456,476 due to the successful sale of several properties resulting in net gains of approximately $120,000 as well as less deterioration in appraised values during 2011 when compared to 2010. Write-downs and losses are charged against income, if necessary, as a result of our regular review of the fair value of repossessed property. Compensation and benefits decreased by $228,831 due to a time lag in replacing several vacant branch staff positions, a decrease in stock option expense and a decrease in payroll tax expense. Professional fees increased $652,727 due to legal and consulting expenses related to strategic initiatives. In addition, we incurred legal and consulting fees related to compliance with the Consent Order. Insurance expense decreased $80,935 due to a decrease in our FDIC insurance assessment base which was somewhat offset by higher rates. Other non-interest expense was $188,466 for the year ended December 31, 2011, an increase of $35,808, or 23.5%, from 2010. This increase was a result of increased travel expenses related to strategic initiatives. We have continued to focus attention on expense control over the past year. This has resulted in relatively stable occupancy and equipment, data processing, marketing, and telephone and supplies expenses.

Income Tax Expense

No income tax benefit or expense was recognized for the year ended December 31, 2011, compared to income tax expense of $1.4 million for the year ended December 31, 2010.   Accounting literature states that a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized. The determination of whether a deferred tax asset is realizable is based on weighting all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified. During our September 30, 2010 quarterly analysis of the valuation allowance recorded against our deferred tax assets, we determined that it was not more likely than not that our deferred tax assets will be recognized in future years due to the continued decline in credit quality and the resulting impact on net interest margin, increased net losses, and negative impact on capital as a result of provision for loan losses and write-downs on other real estate owned, and booked a 100% valuation allowance against the deferred tax asset. We will continue to analyze our deferred tax assets and related valuation allowance each quarter taking into account performance compared to forecast and current economic or internal information that would impact forecasted earnings.

Balance Sheet Review

General

At December 31, 2011, we had total assets of $112.3 million, a decrease of $9.5 million, or 7.8%, from total assets of $121.8 million at December 31, 2010. This decrease in assets was driven by a $16.6 million, or 18.2%, decrease in net loans, which decreased from $91.4 million at December 31, 2010 to $74.8 million at December 31, 2011. Other assets at December 31, 2011 consisted of cash and due from banks of $5.7 million; federal funds sold of $9.6 million, investment securities available for sale of $12.6 million, non-marketable equity securities of $918,350, property and equipment of $2.3 million, other real estate owned and repossessed assets of $5.4 million and accrued interest receivable and other assets of $1.1 million. Total liabilities at December 31, 2011 were $103.9 million compared to $111.4 million at December 31, 2010, a decrease of $7.5 million, or 6.7%. At December 31, 2011, liabilities consisted of deposits of $96.6 million, FHLB Advances of $7.0 million, securities sold under agreements to repurchase of $107,777, and accrued interest payable and other liabilities of $200,559. Shareholders' equity at December 31, 2011 was $8.4 million, compared to $10.5 million at December 31, 2010, a decrease of $2.0 million or 19.4%. This decrease was primarily a result of our net loss for the year ended December 31, 2011 offset by an increase in the unrealized gain on investment securities. Our management closely monitors and seeks to maintain appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and demand. A more detailed analysis of the primary components of our balance sheet follows.

Investments

The purpose of the investment portfolio is to provide liquidity and stable returns through the purchase of high quality investment securities. At December 31, 2011, our investment portfolio of $12.6 million represented approximately 11.2% of total assets. The portfolio increased from $10.7 million at December 31, 2010, or 8.7% of total assets. Increases in investment balances during 2011 were due to the purchase of new investment securities with excess liquidity, offset by normal investment maturities and repayments. At December 31, 2011 and 2010, we held government-sponsored enterprise securities, mortgage-backed securities, and taxable municipal bonds as investment securities available for sale. The amortized costs and the fair value of our investments at December 31, 2011 and 2010 are shown in the following table.

	2011		2010
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available for Sale
Government-sponsored enterprises	$2,000,000	$2,000,879	$5,000,000	$4,975,716
Mortgage-backed securities	7,086,422	7,237,440	5,226,829	5,289,427
Municipals, taxable	3,407,028	3,383,085	373,291	387,590
Total	$12,493,450	$12,621,404	$10,600,120	$10,652,733

Contractual maturities and yields on our investment securities available for sale at December 31, 2011 are shown in the following table. Expected maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	One year or less		After one year through five years		After five years through ten years		After ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for Sale
Government-sponsored enterprises	$—	—%	$2,000,000	1.28%	$—	—%	$—	—%	$2,000,000	1.28%
Mortgage-backed securities	—	—	—	—	866,023	2.71	6,220,399	3.53	7,086,422	3.43
Municipals, taxable	—	—	—	—	863,147	4.08	2,543,881	3.19	3,407,028	3.31
Total	$—	—%	$2,000,000	1.73%	$1,729,170	3.39%	$8,764,280	3.43%	$12,493,450	3.05%

At December 31, 2011 and 2010, we also held non-marketable equity securities, which consisted of Federal Reserve Bank stock of $271,550 and $416,350, respectively, and Federal Home Loan Bank stock of $646,800 and $984,000, respectively. These investments are carried at cost, which approximates fair maket value.

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio.  Average loans for the year ended December 31, 2011 were $86.0 million, a decrease of $14.0 million, or 14.0%, compared to average loans of $99.9 million for the year ended December 31, 2010. Before allowance for loan losses, gross loans outstanding at December 31, 2011 were $76.9 million, or 68.5% of total assets, compared to $94.5 million, or 77.6% of total assets at December 31, 2010. During 2009, we adopted measures to promote the long term stability of the Bank. These measures included restructuring the balance sheet to focus on credit quality and management of our funding sources to increase liquidity and net interest margin.  As a result, gross loans decreased $13.5 million during 2010 and $17.6 million during 2011.  Funds from net loan payoffs were used to repay brokered deposits and FHLB advances, as well as to strengthen our liquidity position through cash and the investment securities portfolio.

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

The following table summarizes the composition of our loan portfolio as of December 31, 2011 and 2010.

	2011		2010
		% of		% of
	Amount	Total	Amount	Total
Real Estate:
Commercial	$27,608,938	35.9%	$34,017,993	36.0%
Construction and development	13,073,899	17.0	19,209,473	20.3
Single and multifamily residential	23,360,151	30.4	27,408,007	29.0
Total real estate loans	64,042,988	83.3	80,635,473	85.3

Commerical business	11,346,361	14.8	12,262,223	13.0
Consumer - other	1,574,865	2.0	1,659,570	1.8
Deferred origination fees, net	(74,853)	(0.1)	(92,025)	(0.1)
Gross loans, net of deferred fees	76,889,361	100.0%	94,465,241	100.0%
Less allowance for loan losses	(2,110,523)		(3,062,492)

Total loans, net	$74,778,838		$91,402,749

The largest component of our loan portfolio at year-end was commercial real estate loans, which represented 35.9% of the portfolio. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration of certain types of collateral. Refer to Item 1, “Lending Activities”, for a detailed discussion regarding the risks inherent in each loan category noted above. Due to the short time our portfolio has existed, the current mix may not be indicative of the ongoing portfolio mix.

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at December 31, 2011.

		After one
	One year	but within	After five
	or less	five years	years	Total
Real Estate:
Commercial	$12,535,330	$23,502,604	$1,030,400	$37,068,334
Construction and development	6,966,983	6,106,916	—	13,073,899
Consumer residential	2,381,941	4,742,828	157,379	7,282,148
Home equity	—	—	6,618,607	6,618,607
Total real estate	21,884,254	34,352,348	7,806,386	64,042,988
Commercial business	4,400,253	6,834,438	111,670	11,346,361
Consumer - other	939,752	624,118	10,995	1,574,865
Gross loans	$27,224,259	$41,810,904	$7,929,051	$76,964,214
Deferred origination fees, net				(74,853)
Gross loans, net of deferred fees				$76,889,361

Loans maturing - after one year with
Fixed interest rates				$15,828,548
Floating interest rates				$33,911,407

Loan Performance and Asset Quality

The downturn in general economic conditions over the past three plus years has resulted in increased loan delinquencies, defaults and foreclosures within our loan portfolio. The declining real estate market has had a significant impact on the performance of our loans secured by real estate. In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure.  Although the real estate collateral provides an alternate source of repayment in the event of default by the borrower, in our current market the value of the collateral has deteriorated during the time the credit is extended.  There is a risk that this trend will continue, which could result in additional losses of earnings and increases in our provision for loan losses and loans charged-off.

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

Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. When a loan is placed in nonaccrual status, interest accruals are discontinued and income earned but not collected is reversed. Cash receipts on nonaccrual loans are not recorded as interest income, but are used to reduce principal. Foregone interest income related to nonaccrual loans equaled $511,224 and $743,315 for the years ended December 31, 2011 and 2010, respectively. No interest income was recognized on nonaccrual loans during 2011 and 2010. At both December 31, 2011 and 2010, there were no accruing loans which were contractually past due 90 days or more as to principal or interest payments.

The following table summarizes delinquencies and nonaccruals, by portfolio class, as of December 31, 2011 and 2010.

	Single and multifamily residential real estate	Construction and development	Commercial real estate - other	Commercial business	Consumer	Total
December 31, 2011
30-59 days past due	$760,086	$516,483	$—	$66,500	$—	$1,343,069
60-89 days past due	—	—	—	—	14,358	14,358
Nonaccrual	1,558,914	3,128,943	354,990	—	—	5,042,847
Total past due and nonaccrual	2,319,000	3,645,426	354,990	66,500	14,358	6,400,274
Current	21,041,151	9,428,473	27,253,948	11,279,861	1,560,507	70,563,940
Total loans	$23,360,151	$13,073,899	$27,608,938	$11,346,361	$1,574,865	$76,964,214

	Single and multifamily residential real estate	Construction and development	Commercial real estate - other	Commercial business	Consumer	Total
December 31, 2010
30-59 days past due	$16,902	$—	$428,273	$1,409	$7,576	$454,160
60-89 days past due	—	145,718	97,680	—	—	243,398
Nonaccrual	3,098,499	8,069,557	861,432	—	—	12,029,488
Total past due and nonaccrual	3,115,401	8,215,275	1,387,385	1,409	7,576	12,727,046
Current	24,292,606	10,994,198	32,630,608	12,260,814	1,651,994	81,830,220
Total loans	$27,408,007	$19,209,473	$34,017,993	$12,262,223	$1,659,570	$94,557,266

Total delinquent and nonaccrual loans decreased from $12.7 million at December 31, 2010 to $6.4 million at December 31, 2011, a decrease of $6.3 million or 49.7%. This decrease was a result of movement in nonaccrual loans, which decreased by $7.0 million, or 58.1%, from 2010 to 2011. Nonaccrual decreases were seen in both single and multifamily residential real estate loans as well as construction and development loans primarily as a result of successful foreclosure of the properties collateralizing these loans and their transfer to other real estate owned. The remainder of the decrease in nonaccrual loans is due to payoffs and the return of three loans to accrual status due to satisfactory payment history.  At December 31, 2011, nonaccrual loans represented 6.6% of gross loans. Loans past due 30-89 days are considered potential problem loans and amounted to $1.4 million at December 31, 2011 compared to $697,558 at December 31, 2010.  The increase in 30-89 delinquent loans is due to two larger loans in the process of renewal as of December 31, 2011. These two loans were successfully renewed under normal terms, including principal and interest payments, in January 2012.

Another method used to monitor the loan portfolio is credit grading. As part of the loan review process, loans are given individual credit grades, representing the risk we believe is associated with the loan balance. Credit grades are assigned based on factors that impact the collectability of the loan, the strength of the borrower, the type of collateral, and loan performance. Commercial loans are individually graded at origination and credit grades are reviewed on a regular basis in accordance with our loan policy. Consumer loans are assigned a “pass” credit rating unless something within the loan warrants a specific classification grade. The following table summarizes management’s internal credit risk grades, by portfolio class, as of December 31, 2011 and 2010.

December 31, 2011	Single and multifamily residential real estate	Construction and development	Commercial real estate - other	Commercial business	Consumer	Total
Pass Loans	$13,448,213	$668,187	$38,122	$—	$1,499,204	$15,653,726
Grade 1 - Prime	—	—	—	308,750	—	308,750
Grade 2 - Good	—	—	1,303,456	131,153	—	1,434,609
Grade 3 - Acceptable	1,982,863	393,526	11,335,186	4,927,092	—	18,638,667
Grade 4 - Acceptable w/ Care	5,214,948	5,094,973	12,431,878	5,912,866	—	28,654,665
Grade 5 - Special Mention	1,108,603	103,036	317,477	66,500	—	1,595,616
Grade 6 - Substandard	1,605,524	6,814,177	2,182,819	—	75,661	10,678,181
Grade 7 - Doubtful	—	—	—	—	—	—
Total loans	$23,360,151	$13,073,899	$27,608,938	$11,346,361	$1,574,865	$76,964,214

December 31, 2010	Single and multifamily residential real estate	Construction and development	Commercial real estate - other	Commercial business	Consumer	Total
Pass Loans	$15,304,972	$937,399	$—	$—	$1,585,097	$17,827,468
Grade 1 - Prime	—	—	—	65,429	—	65,429
Grade 2 - Good	44,312	323,784	253,851	130,628	—	752,575
Grade 3 - Acceptable	1,936,575	1,429,714	16,769,211	5,964,501	—	26,100,001
Grade 4 - Acceptable w/ Care	5,488,792	4,547,604	14,142,081	5,884,011	—	30,062,488
Grade 5 - Special Mention	1,534,857	3,755,697	1,381,947	217,654	—	6,890,155
Grade 6 - Substandard	3,098,499	8,215,275	1,470,903	—	74,473	12,859,150
Grade 7 - Doubtful	—	—	—	—	—	—
Total loans	$27,408,007	$19,209,473	$34,017,993	$12,262,223	$1,659,570	$94,557,266

Loans graded one through four are considered “pass” credits.  Consumer loans are assigned a “pass” credit rating unless something within the loan warrants a specific classification grade. At December 31, 2011, approximately 84% of the loan portfolio had a credit grade of “pass” compared to 79% at December 31, 2010. For loans to qualify for this grade, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment.

Loans with a credit grade of five are not considered classified; however they are categorized as a special mention or watch list credit, and are considered potential problem loans.  This classification is utilized by us when we have an initial concern about the financial health of a borrower.  These loans are designated as such in order to be monitored more closely than other credits in our portfolio. We then gather current financial information about the borrower and evaluate our current risk in the credit.  We will then either reclassify the loan as “substandard” or back to its original risk rating after a review of the information.  There are times when we may leave the loan on the watch list, if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we determine to review the loan on a more regular basis.  Loans on the watch list are not considered problem loans until they are determined by management to be classified as substandard. As of December 31, 2011, we had loans totaling $1.6 million on the watch list compared to $6.9 million as of December 31, 2010.

Loans graded six or greater are considered classified credits. At December 31, 2011 and 2010, classified loans totaled $10.7 million and $12.9 million, respectively, with the vast majority of these loans being collateralized by real estate. Classified credits are evaluated for impairment on a quarterly basis.

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

At December 31, 2011, impaired loans totaled $8.9 million, all of which were valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral. Market values were obtained using independent appraisals, updated in accordance with our reappraisal policy, or other market data such as recent offers to the borrower. During 2011, the average recorded investment in impaired loans was $11.3 million compared to $10.6 million during 2010. As of December 31, 2011 and December 31, 2010, we had loans totaling approximately $1.8 million and $74,473, respectively that were classified in accordance with our loan rating policies but were not considered impaired. The following table summarizes information relative to impaired loans, by portfolio class, at December 31, 2011 and 2010.

	Unpaid principal balance	Recorded investment	Related allowance	Average impaired investment	Interest income
December 31, 2011
With no related allowance recorded:
Single and multifamily residential real estate	$91,195	$91,195	$—	$106,348	$—
Construction and development	2,215,234	2,215,234	—	1,910,774	75,449
Commercial real estate - other	404,502	354,990	—	780,124	—
Commercial business	—	—	—	18,453	—
Consumer	—	—	—	—	—
With related allowance recorded:
Single and multifamily residential real estate	1,600,279	1,514,330	141,830	2,001,323	—
Construction and development	6,038,519	4,598,943	383,421	6,078,709	100,694
Commercial real estate - other	—	—	—	404,916	9,907
Commercial business	—	—	—	18,453	—
Consumer	75,661	75,661	38,424	15,132	—
Total:
Single and multifamily residential real estate	1,691,474	1,605,525	141,830	2,107,671	—
Construction and development	8,253,753	6,814,177	383,421	7,989,483	176,143
Commercial real estate - other	404,502	354,990	—	1,185,040	9,907
Commercial business	—	—	—	36,906	—
Consumer	75,661	75,661	38,424	15,132	—
	$10,425,390	$8,850,353	$563,675	$11,334,232	$186,050
December 31, 2010
With no related allowance recorded:
Single and multifamily residential real estate	$102,083	$102,083	$—	$248,045	$—
Construction and development	453,000	453,000	—	2,800,727	—
Commercial real estate - other	290,377	290,377	—	58,075	—
Commercial business	—	—	—	5,743	—
With related allowance recorded:
Single and multifamily residential real estate	3,413,462	2,996,415	551,415	1,862,302	13,222
Construction and development	8,415,920	7,762,275	768,358	5,141,497	8,584
Commercial real estate - other	1,218,225	1,180,526	251,971	453,294	10,152
Commercial business	—	—	—	8,818	441
Total:
Single and multifamily residential real estate	3,515,545	3,098,498	551,415	2,110,347	13,222
Construction and development	8,868,920	8,215,275	768,358	7,942,224	8,584
Commercial real estate - other	1,508,602	1,470,903	251,971	511,369	10,152
Commercial business	—	—	—	14,561	441
	$13,893,067	$12,784,676	$1,571,744	$10,578,501	$32,399

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

As a result of adopting the amendments in ASU 2011-02, we reassessed all restructurings that occurred on or after the beginning of the fiscal year of adoption (January 1, 2011) to determine whether they are TDRs under the amended guidance. We did not identify any new TDRs during our assessment. As noted below, all outstanding TDRs as of December 31, 2011 were restructured prior to the adoption of ASU 2011-02.

At December 31, 2011, the principal balance of TDRs totaled $1.2 million.  All TDRs were considered classified, impaired, and in nonaccrual status at December 31, 2011. No TDRs went into default during the year ended December 31, 2011. A TDR can be removed from “troubled’ status once there is sufficient history of demonstrating the borrower can service the credit under market terms. We currently consider sufficient history to be approximately six months.

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. At December 31, 2011, the allowance for loan losses was $2.1 million, or 2.74% of gross loans, compared to $3.1 million at December 31, 2010, or 3.24% of gross loans. This decrease in the allowance for loan losses is due to charge-ofs taken against specific reserves, as well as payoffs in our commercial real estate portfolio, which carries a higher historical loss ratio and, consequently, a higher reserve factor within our allowance model.

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

Our allowance for loan losses consists of both specific and general reserve components. The specific reserve component relates to loans that are impaired loans as defined in FASB ASC Topic 310, “Receivables”. Loans determined to be impaired are excluded from the general reserve calculation described below and evaluated individually for impairment. Impaired loans totaled $8.9 million at December 31, 2011, with an associated specific reserve of $563,675. See above discussion under “Loan Performance and Asset Quality” for additional information related to impaired loans.

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

The following table summarizes activity related to our allowance for loan losses for the years ended December 31, 2011 and 2010, by portfolio segment.

	Single and multifamily residential real estate	Construction and development	Commercial real estate - other	Commercial business	Consumer	Total
December 31, 2011
Allowance for loan losses:
Balance, beginning of year	$859,255	$1,365,914	$473,504	$306,791	$57,028	$3,062,492
Provision for loan losses	122,733	739,248	(59,736)	(107,334)	35,089	730,000
Loan charge-offs	(405,319)	(1,416,315)	(66,707)	(764)	(6,979)	(1,896,084)
Loan recoveries	—	—	—	214,115	—	214,115
Net loans charged-off	(405,319)	(1,416,315)	(66,707)	213,351	(6,979)	(1,681,969)
Balance, end of year	$576,669	$688,847	$347,061	$412,808	$85,138	$2,110,523

Individually reviewed for impairment	$141,830	$383,421	$—	$—	$38,424	$563,675
Collectively reviewed for impairment	434,839	305,426	347,061	412,808	46,714	1,546,848
Total allowance for loan losses	$576,669	$688,847	$347,061	$412,808	$85,138	$2,110,523

Gross loans, end of period:
Individually reviewed for impairment	$1,605,525	$6,814,177	$354,990	$—	$75,661	$8,850,353
Collectively reviewed for impairment	21,754,626	6,259,722	27,253,948	11,346,361	1,499,204	68,113,861
Total gross loans	$23,360,151	$13,073,899	$27,608,938	$11,346,361	$1,574,865	$76,964,214

December 31, 2010
Allowance for loan losses:
Balance, beginning of year	$391,719	$911,974	$131,914	$360,156	$51,750	$1,847,513
Provision for loan losses	1,045,037	1,107,585	379,289	531,119	11,970	3,075,000
Loan charge-offs	(578,132)	(653,645)	(37,699)	(624,484)	(6,692)	(1,900,652)
Loan recoveries	631	—	—	40,000	—	40,631
Net loans charged-off	(577,501)	(653,645)	(37,699)	(584,484)	(6,692)	(1,860,021)
Balance, end of year	$859,255	$1,365,914	$473,504	$306,791	$57,028	$3,062,492

Individually reviewed for impairment	$551,415	$768,358	$251,971	$—	$—	$1,571,744
Collectively reviewed for impairment	307,840	597,556	221,533	306,791	57,028	1,490,748
Total allowance for loan losses	$859,255	$1,365,914	$473,504	$306,791	$57,028	$3,062,492

Gross loans, end of period:
Individually reviewed for impairment	$3,098,498	$8,215,275	$1,470,903	$—	$—	$12,784,676
Collectively reviewed for impairment	24,309,509	10,994,198	32,547,090	12,262,223	1,659,570	81,772,590
Total gross loans	$27,408,007	$19,209,473	$34,017,993	$12,262,223	$1,659,570	$94,557,266

Net loan charge-offs decreased during 2011, from $1.9 million for the year ended December 31, 2010 to $1.7 million for the twelve months ended December 31, 2011, a decrease of $178,052 or 9.6%. This continued elevated level of net charge-offs, though decreased from 2010, was due to the impact of the extended duration of this economic deterioration on our borrowers as well as poor asset quality trends in our loan portfolio. The majority of charge-offs in 2011 were partial charge-offs taken on certain collateral-dependent loans within our real estate portfolio segments. Partial charge-offs were based on recent appraisals and evaluations on commercial real estate loans in the process of foreclosure. Loans with partial charge-offs are typically considered impaired loans and remain on nonaccrual status. In addition, when collateral is obtained in satisfaction of a loan, a charge-off is taken through the allowance at the time of repossession to move the collateral to other real estate owned at fair value less costs to sell.

The allowance as a percentage of gross loans decreased from 3.24% at December 31, 2010 to 2.74% at December 31, 2011. The decrease in the reserve percentage is due to the decrease in impaired and nonaccrual loans and their related specific reserves. The general reserve as a percentage of loans has increased from 1.82% at December 31, 2010 to 2.27% at December 31, 2011.

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

Other Real Estate Owned and Repossessed Assets

As of December 31, 2011, we had $5.4 million in other real estate owned and $39,457 in repossessed assets. This compares to $2.5 million in other real estate owned and $70,212 in repossessed assets as of December 31, 2010. During 2011, collateral was obtained from eight loan relationships that went through the foreclosure process. We also completed the sale of four repossessed properties. In addition, we transferred land with a cost basis of $1.2 million from property and equipment as this land was under contract for sale as of December 31, 2011. This property was sold in February 2012 for a gain of approximately $525,000. The following table summarizes changes in other real estate owned and repossessed assets during the periods noted:

	2011	2010
Balance at beginning of year	$2,537,259	$2,411,890
Repossessed property acquired in settlement of loans	5,375,526	2,177,028
Land transferred from property and equipment	1,165,312	—
Sale of repossessed property	(3,435,778)	(1,171,075)
Loss on sale and write-downs of repossessed property	(252,818)	(880,584)
Balance at end of year	$5,389,501	$2,537,259

The following table summarizes the composition of other real estate owned and repossessed assets as of the dates noted.

	December 31,
	2011	2010

Residential land lots	$ 1,082,020	$ 2,349,547
Land transferred from property and equipment - held for sale	1,165,312
Single and multifamily residential real estate	709,500	—
Commercial office space	595,212	117,500
Commercial land	1,798,000	—
Automobiles	—	13,500
Equipment	39,457	56,712
Total	$ 5,389,501	$ 2,537,259

  These assets are being actively marketed with the primary objective of liquidating the collateral at a level which most accurately approximates fair value and allows recovery of as much of the unpaid principal loan balance as possible upon the sale of the asset within a reasonable period of time. Based on currently available valuation information, the carrying value of these assets is believed to be representative of their fair value less estimated costs to sell, although there can be no assurance that the ultimate proceeds from the sale of these assets will be equal to or greater than their carrying values, particularly in the current real estate environment and the downward, though stabilizing, trends in third party appraised values.

Deposits and Other Interest-Bearing Liabilities

Our primary source of funds for loans and investments is our deposits and short-term repurchase agreements. Average total deposits for the years ended December 31, 2011 and 2010 were $100.3 million and $106.1 million, respectively.  The following table shows the balance outstanding and the weighted-average rates paid on deposits held by us as of December 31, 2011 and 2010.

	2011		2010
	Amount	Rate	Amount	Rate

Non-interest bearing demand deposits	$7,003,423	—%	$5,710,240	—%
Interest bearing demand deposits	6,477,631	0.39	6,176,297	0.71
Money market accounts	35,550,988	0.76	33,813,999	1.27
Savings accounts	391,499	0.19	136,595	0.40
Time deposits less than $100,000	14,798,059	1.05	11,731,163	1.80
Time deposits of $100,000 or more	22,867,544	1.20	20,482,239	1.77
Brokered time deposits less than $100,000	9,479,000	2.35	22,728,713	2.54
Brokered time deposits of $100,000 or more	—	—	3,301,423	0.89
Total	$96,568,144	0.98%	$104,080,669	1.59%

Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. Core deposits increased $6.7 million, or 11.6%, from $57.6 million at December 31, 2010 to $64.2 million at December 31, 2011. Total retail, or customer, deposits increased $9.0 million during 2011, or 11.6%. Beginning in the fourth quarter of 2006, we chose to obtain deposits outside of our local market area in the form of brokered time deposits. Due to the interest rate environment in our market, as well as strong competition from other banking and financial services companies in gathering deposits, brokered time deposits allowed us to obtain funding at a lower interest rate in order to support loan growth. However, due to regulatory constraints, including as a result of our Consent Order, we can no longer accept brokered time deposits without prior approval from the FDIC. At December 31, 2011, we had $9.5 million in brokered time deposits, a decrease of $16.6 million, or 63.6%, from $26.0 million as of December 31, 2010. Our strong customer deposit growth during 2011 along with the decrease in our loan portfolio enabled us to maintain a strong liquidity position while decreasing our reliance on brokered deposits, thereby lowering our cost of interest-bearing liabilities. We will continue to reduce our reliance on brokered time deposits and other noncore funding sources, while focusing our efforts to gather core deposits in our local market. Our loan-to-deposit ratio was 79.6% and 90.8% at December 31, 2011 and 2010, respectively.

 Since January 20, 2010, we have had to obtain written approval from the OCC to accept, renew or rollover brokered time deposits, and as a result of the Consent Order we are no longer permitted to renew or rollover brokered time deposits without the permission of the FDIC. During the first four months of 2012, we have $5.8 million of brokered deposits maturing. We believe we have adequate funding sources available to pay off brokered deposits as they mature.  See additional discussion below under “Liquidity.”

All of our time deposits are certificates of deposits.  The maturity distribution of our time deposits of $100,000 or more at December 31, 2011 is as follows:

Three months or less	$3,863,585
Over three through six months	3,664,784
Over six through twelve months	8,844,547
Over twelve months	6,494,628
Total	$22,867,544

Short-Term Borrowings

At December 31, 2011 and 2010, respectively, the Bank had sold $107,777 and $65,479 of securities under agreements to repurchase with brokers with a weighted rate of 0.30% and 0.50%, respectively that mature in less than 90 days. These agreements were secured with approximately $194,000 and $186,000 of investment securities, respectively. The securities, under agreements to repurchase, averaged $114,735 during 2011, with $218,426 being the maximum amount outstanding at any month-end. The average rate paid in 2011 was 0.55%. The securities, under agreements to repurchase, averaged $117,455 during 2010, with $188,826 being the maximum amount outstanding at any month-end. The average rate paid in 2010 was 0.75%.

At December 31, 2011, the Bank had an unused line of credit to purchase federal funds of $2.0 million that is secured by investment securities even though it has not been utilized. The line of credit is available on a one to fourteen day basis for general corporate purposes of the Bank. The lender has reserved the right to withdraw the line at its option. At December 31, 2011, the Bank had pledged $10.1 million in loans to the Federal Reserve Bank’s Borrower-in-Custody of Collateral program. In June 2011, as a result of the FRB’s quarterly review, the Bank was downgraded from Primary to Secondary credit meaning each advance request would require review by the FRB prior to approval. Our available credit under this line was approximately $8.1 million as of December 31, 2011.

Federal Home Loan Bank Advances

At December 31, 2011 and 2010, the Bank had $7.0 million of advances from the FHLB, with a weighted average rate of 2.98%. The Bank utilizes FHLB advances as a long-term source of funding. Advances outstanding as of December 31, 2011 and 2010 were secured with approximately $50.0 million and $59.6 million, respectively, of first and second mortgage loans and $646,800 and $984,000, respectively, of stock in the FHLB.  FHLB advances averaged $7.0 million during 2011, with $7.0 million being the maximum amount outstanding at any month-end. FHLB advances averaged $9.9 million during 2010, with $14.0 million being the maximum amount outstanding at any month-end. The average rate paid in 2011 and 2010 was 3.02% and 3.81%, respectively.

Capital Resources

Total shareholders’ equity was $8.4 million at December 31, 2011, a decrease of $2.0 million or 19.4% from $10.5 million at December 31, 2010. Shareholders’ equity decreased during 2011 primarily due to the net loss for the year ended December 31, 2011 of $2.1 million. Other components of the change in shareholders’ equity related to an increase in the unrealized gain on investment securities, net of tax, of $49,725 and compensation expense related to stock options granted of $6,600.

The Federal Reserve guidelines contain an exemption from the capital requirements for "small bank holding companies" which in 2006 were amended to cover most bank holding companies with less than $500 million in total assets that do not have a material amount of debt or equity securities outstanding registered with the SEC. Although our class of common stock is registered under Section 12 of the Securities Exchange Act, we believe that because our stock is not listed on any exchange or otherwise actively traded, the Federal Reserve Board will interpret its new guidelines to mean that we qualify as a small bank holding company. Nevertheless, our Bank remains subject to these capital requirements.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

On November 14, 2011, the Bank entered into a Consent Order with its primary regulator, the OCC, which contains a requirement that the Bank maintain minimum capital requirements that exceed the minimum regulatory capital ratios for “well-capitalized” banks. The Consent Order requires the Bank to achieve Tier 1 capital at least equal to 9% of adjusted total assets, Tier 1 risk based capital at least equal to 10%, and total risk based capital at least equal to 12% of risk-weighted assets by March 31, 2012. As a result of the Consent Order, the Bank is no longer deemed “well-capitalized” regardless of its capital levels.  Therefore, in order to meet these standards set forth by the OCC, we will need to raise additional capital, continue to limit our growth, and/or sell assets to increase our capital ratios by March 31, 2012. If we fail to comply with the terms of the Consent Order, the OCC has the authority to subject us to further enforcement actions. See additional discussion above under “Supervision and Regulation.”

The following table sets forth the Bank’s and Holding Company’s various capital ratios at December 31, 2011 and 2010.

	Bank		Holding Company
	2011	2010	2011	2010

Total risk-based capital	10.7%	11.5%	10.8%	11.5%
Tier 1 risk-based capital	9.5%	10.2%	9.5%	10.3%
Leverage capital	7.3%	8.4%	7.3%	8.4%

Since December 31, 2011, no conditions or events have occurred, of which we are aware, that have resulted in a material change in the Company’s or the Bank’s category, other than as reported in this Annual Report on Form 10-K.

We believe that our capital is sufficient to fund the activities of our Bank’s operations for at least the next twelve months; however, the rate of net losses have deteriorated our capital base below our required minimum capital ratios as discussed in greater detail above. We have not been immune to the unprecedented levels of extended volatility and disruption in the capital and credit markets and can give no assurances with respect to our capital levels.   As of December 31, 2011, there were no significant firm commitments outstanding for capital expenditures.

Return on Equity and Assets

The following table shows the return on average assets (net income (loss) divided by average total assets), return on average equity (net income (loss) divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the years ended December 31, 2011 and 2010. Since our inception, we have not paid cash dividends.

	2011	2010
Return on average assets	(1.78)%	(4.84)%
Return on average equity	(22.13)%	(43.13)%
Equity to assets ratio	8.03%	11.22%

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend to a client as long as the client has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2011, unfunded commitments to extend credit were $11.2 million, of which approximately $996,000 is at fixed rates and $10.2 million is at variable rates. A significant portion of the unfunded commitments related to consumer equity lines of credit and commercial lines of credit. Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded.  We evaluate each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

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

Approximately 68% of our loans were variable rate loans at December 31, 2011, a slight decrease from 69% at December 31, 2010. As of December 31, 2011, our ratio of cumulative gap to total earning assets after 12 months was (23.2)% because in a rate change scenario, $23.2 million more liabilities would reprice in a 12 month period than assets. However, our gap analysis is not a precise indicator of our interest sensitivity position.  The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

At December 31, 2011, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $15.2 million, or 13.5% of total assets, a significant increase from our cash liquidity ratio of 8.8% as of December 31, 2010. During 2011, loan payoffs of $10.5 million and were used with growth in retail deposits to pay off maturating brokered deposits of $16.6 million and increase the investment securities portfolio by $2.0 million. We carefully focused on liquidity management during 2010 and 2011. We plan to continue reducing brokered time deposits during 2012, and have set aside liquid assets to pay the $5.8 million in brokered deposits that are scheduled to mature by April 30, 2012.  As brokered deposits and advances have matured in 2011, we have not replaced these funds with wholesale funding as we have sought to reduce our reliance on brokered time deposits and other noncore funding sources.

Since January 20, 2010, we have had to obtain written approval from the OCC to accept, renew or rollover brokered time deposits, and under the terms of the Consent Order we are no longer permitted to renew or rollover brokered time deposits. During the first four months of 2012, we have $5.8 million of brokered deposits maturing. We believe we have adequate funding sources available to pay off brokered deposits as they mature.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits within our market. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. Our investment securities available for sale at December 31, 2011 amounted to $12.6 million, or 11.2% of total assets. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. At December 31, 2011, $2.7 million of our investment portfolio was pledged against outstanding debt.  Therefore, the related debt would need to be repaid prior to the securities being sold and converted to cash.

We are a member of the Federal Home Loan Bank of Atlanta (“FHLB”), from which applications for borrowings can be made for leverage purposes. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB.  At December 31, 2011, we had collateral that would support approximately $6.3 million in additional borrowings. Like all banks, we are subject to the FHLB’s credit risk rating policy which assigns member institutions a rating which is reviewed quarterly.  The rating system utilizes key factors such as loan quality, capital, liquidity, profitability, etc.  During the fourth quarter of 2010, the FHLB downgraded our credit risk rating, which resulted in decreased borrowing availability (total line reduced to 15% of total assets from 20% of total assets) and increased collateral requirements (moved to 125% of borrowings from 115%). Our ability to access our available borrowing capacity from the FHLB in the future is subject to our rating and any subsequent changes based on our financial performance as compared to factors considered by the FHLB in their assignment of our credit risk rating each quarter.

At December 31, 2011, the Bank had pledged $10.1 million in loans to the Federal Reserve Bank’s Borrower-in-Custody of Collateral program. Our available credit under this line was approximately $8.1 million as of December 31, 2011. We also have federal funds purchased lines of credit through a correspondent bank for $2.0 million that is secured by investment securities even though it has not been utilized. The Federal Reserve Bank as well as our correspondent banks review our financial results and could limit our credit availability based on their review.

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

The following table sets forth information regarding our rate sensitivity, as of December 31, 2011, at each of the time intervals. The information in the table may not be indicative of our rate sensitivity position at other points in time. In addition, the maturity distribution indicated in the table may differ from the contractual maturities of the earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

	Within three months	After three but within twelve months	After one but within five years	After five years	Total

Interest-earning assets:
Federal funds sold and other	$10,808,068	$—	$—	—	$ 10,808,068
Investment securities	2,353,368	941,675	3,059,680	6,138,728	12,493,451
Loans	23,218,029	17,450,607	34,861,481	1,434,097	76,964,214

Total interest-earning assets	$36,379,465	$18,392,282	$37,921,161	$7,572,825	$100,265,733

Interest-bearing liabilities:
Money market and NOW	$42,028,619	$—	$—	$—	$ 42,028,619
Regular savings	391,499	—	—	—	391,499
Time deposits	6,678,340	20,899,133	10,088,130	—	37,665,603
Brokered time deposits	4,001,000	3,884,000	1,594,000	—	9,479,000
FHLB advances	—	—	7,000,000	—	7,000,000
Repurchase agreements	107,777	—	—	—	107,777

Total interest-bearing liabilities liabilities	$53,207,235	$24,783,133	$18,682,130	$—	$ 96,672,498

Period gap	$(16,827,770)	$(6,390,851)	$19,239,031	$7,572,825
Cumulative gap	(16,827,770)	(23,218,621)	(3,979,590)	3,593,235

Ratio of cumulative gap to total
earning assets	(16.8)%	(23.2)%	(4.0)%	3.6%

Accounting, Reporting, and Regulatory Matters

The following is a summary of recent authoritative pronouncements that may affect our accounting, reporting, and disclosure of financial information:

In July 2010, the Receivables topic of the Accounting Standards Codification (“ASC”) was amended by Accounting Standards Update (“ASU”) 2010-20 to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments require the allowance disclosures to be provided on a disaggregated basis. The Company is required to include these disclosures in its interim and annual financial statements. See Note 3, Loans, for applicable disclosures.

Disclosures about Troubled Debt Restructurings (“TDRs”) required by ASU 2010-20 were deferred by the Financial Accounting Standards Board (“FASB”) in ASU 2011-01 issued in January 2011. In April 2011, the FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a TDR.   The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present. Disclosures related to TDRs under ASU 2010-20 were required beginning with the quarter ended September 30, 2011. See Note 3, Loans, for applicable disclosures.

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

The Comprehensive Income topic of the ASC was amended in June 2011. The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and requires consecutive presentation of the statement of net income and other comprehensive income. The amendments will be applicable to the Company on January 1, 2012 and will be applied retrospectively. In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements. Companies should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the amendments while FASB redeliberates future requirements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 and 2010

Page(s)

Report of Independent Registered Public Accounting Firm

F-2

Consolidated Financial Statements:

Consolidated Balance Sheets

F-3

Consolidated Statements of Operations

F-4

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss)

F-5

Consolidated Statements of Cash Flows

F-6

     Notes to Consolidated Financial Statements

F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Independence Bancshares, Inc.

Greenville, South Carolina

We have audited the accompanying consolidated balance sheets of Independence Bancshares, Inc. and subsidiary (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income (loss) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independence Bancshares, Inc. and subsidiary as of December 31, 2011 and 2010 and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Elliott Davis, LLC

Greenville, South Carolina

March 5, 2012

INDEPENDENCE BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
Assets
Cash and due from banks	$5,651,491	$2,993,102
Federal funds sold	9,550,000	7,700,000
Investment securities available for sale	12,621,404	10,652,733
Non-marketable equity securities	918,350	1,400,350
Loans, net of an allowance for loan losses of $2,110,523 and $3,062,492, respectively	74,778,838	91,402,749
Accrued interest receivable	296,679	291,499
Property and equipment, net	2,341,739	3,687,386
Other real estate owned and repossessed assets	5,389,501	2,537,259
Other assets	757,151	1,145,890

Total assets	$112,305,153	$121,810,968

Liabilities
Deposits:
Non-interest bearing	$7,003,423	$5,710,240
Interest bearing	89,564,721	98,370,429
Total deposits	96,568,144	104,080,669

Federal Home Loan Bank advances	7,000,000	7,000,000
Securities sold under agreements to repurchase	107,777	65,479
Accrued interest payable	56,986	69,473
Accounts payable and accrued expenses	143,573	144,003

Total liabilities	103,876,480	111,359,624

Commitments and contingencies – notes 12 and 13

Shareholders’ equity
Preferred stock, par value $.01 per share; 10,000,000 shares
authorized; no shares issued	—	—
Common stock, par value $.01 per share; 100,000,000 shares
authorized; 2,085,010 shares issued and outstanding	20,850	20,850
Additional paid-in capital	21,102,085	21,095,485
Accumulated other comprehensive income	84,450	34,725
Accumulated deficit	(12,778,712)	(10,699,716)

Total shareholders’ equity	8,428,673	10,451,344

Total liabilities and shareholders’ equity	$112,305,153	$121,810,968

See notes to consolidated financial statements that are an integral part of these consolidated statements.

INDEPENDENCE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010
Interest income
Loans	$4,422,505	$4,792,133
Investment securities	271,708	272,886
Federal funds sold and other	47,463	50,507

Total interest income	4,741,676	5,115,526
Interest expense
Deposits	1,299,905	2,033,461
Borrowings	212,103	379,260
Total interest expense	1,512,008	2,412,721

Net interest income	3,229,668	2,702,805
Provision for loan losses	730,000	3,075,000

Net interest income (loss) after provision for loan losses	2,499,668	(372,195)

Non-interest income
Service fees on deposit accounts	49,080	59,107
Residential loan origination fees	79,607	152,499
Gain on sale of investment securities	32,515	—
Other income	56,343	56,964

Total non-interest income	217,545	268,570
Non-interest expenses
Compensation and benefits	1,700,040	1,928,871
Real estate owned activity	596,319	1,052,795
Occupancy and equipment	571,351	566,472
Insurance	431,737	512,672
Data processing and related costs	300,785	293,205
Professional fees	859,880	207,153
Marketing	83,127	94,636
Telephone and supplies	64,504	58,522
Other	188,466	152,658

Total non-interest expenses	4,796,209	4,866,984

Loss before income tax expense	(2,078,996)	(4,970,609)

Income tax expense	—	(1,374,937)

Net loss	$(2,078,996)	$(6,345,546)

Loss per common share - basic and diluted	$(1.00)	$(3.04)

Weighted average common shares outstanding - basic and diluted	2,085,010	2,085,010

See notes to consolidated financial statements that are an integral part of these consolidated statements.

INDEPENDENCE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2011 AND 2010

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total shareholders’ equity

December 31, 2009	2,085,010	$20,850	$20,997,135	$23,052	$(4,354,170)	$16,686,867
Compensation expense related to stock options granted	—	—	98,350	—	—	98,350
Net loss	—	—	—	—	(6,345,546)	(6,345,546)
Unrealized gain on investment securities available for sale, net of tax	—	—	—	11,673	—	11,673
Total comprehensive loss	—	—	—	—	—	(6,333,873)
December 31, 2010	2,085,010	$20,850	$21,095,485	$34,725	$(10,699,716)	$10,451,344
Compensation expense related to stock options granted	—	—	6,600	—	—	6,600
Net loss	—	—	—	—	(2,078,996)	(2,078,996)
Unrealized gain on investment securities available for sale, net of tax	—	—	—	71,186	—	71,186
Reclassification adjustment included in net income, net of tax	—	—	—	(21,461)	—	(21,461)
Total comprehensive loss	—	—	—	—	—	(2,029,271)
December 31, 2011	2,085,010	$20,850	$21,102,085	$84,450	$(12,778,712)	$8,428,673

See notes to consolidated financial statements that are an integral part of these consolidated statements.

INDEPENDENCE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010

Operating activities
Net loss	$(2,078,996)	$(6,345,546)
Adjustments to reconcile net loss to cash used in
operating activities:
Provision for loan losses	730,000	3,075,000
Depreciation	196,992	192,934
Amortization of investment securities discounts/premiums, net	34,136	45,923
Deferred income tax expense	—	1,374,937
Compensation expense related to stock options granted	6,600	98,350
Gain on sale of investment securities	(32,515)	—
Loss on sale and write-downs of REO and repossessed assets	252,818	880,584
Decrease in other assets, net	383,559	236,923
Increase (decrease) in other liabilities, net	(38,533)	22,592
Net cash used in operating activities	(545,939)	(418,303)

Investing activities
Repayments of loans, net	10,518,385	9,475,179
Purchase of investment securities available for sale	(9,678,729)	(8,039,863)
Maturities and sales of investment securities available for sale	6,524,374	4,000,000
Repayments of investment securities available for sale	1,259,404	1,530,541
Redemption of non-marketable equity securities	482,000	145,750
Purchase of property and equipment	(16,657)	(108,337)
Sale of other real estate owned	3,435,778	1,171,075
Net cash provided by investing activities	12,524,555	8,174,345

Financing activities
Decrease in deposits, net	(7,512,525)	(194,787)
Increase (decrease) in short-term borrowings	42,298	(92,513)
Decrease in Federal Home Loan Bank advances	—	(7,000,000)
Net cash used in financing activities	(7,470,227)	(7,287,300)

Net increase in cash and cash equivalents	4,508,389	468,742

Cash and cash equivalents at beginning of the year	10,693,102	10,224,360

Cash and cash equivalents at end of the year	$15,201,491	$10,693,102

Supplemental information
Cash paid for
Interest	$1,524,495	$2,440,517

Schedule of non-cash transactions
Increase in unrealized gain on securities, net of tax	$49,725	11,673

Loans transferred to other real estate owned and repossessed assets	$5,375,526	$2,177,028

Premises transferred to other real estate owned (held for sale)	$1,165,312	$—

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

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Management performed an evaluation to determine whether or not there have been any subsequent events since the balance sheet date. On February 28, 2012, other real estate owned of $1,165,312 was sold resulting in a gain on sale of approximately $573,000. This gain has not been reflected in the financial statements as of and for the year ended December 31, 2011. No other subsequent events occurred requiring accrual or disclosure through the date of this filing.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

Estimates, continued

While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowance for loan losses and changes to valuation of foreclosed real estate may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses and valuation of foreclosed real estate. Such agencies may require the Company to recognize additions to the allowance for loan losses or additional write-downs on foreclosed real estate based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowance for loan losses and valuation of foreclosed real estate may change materially in the near term.

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

Regulatory Considerations

On November 14, 2011, the Bank entered into the Consent Order with its primary regulator, the OCC which contains a requirement that the Bank maintain minimum capital ratios that exceed the minimum regulatory capital ratios for “well-capitalized” banks. The Consent Order requires the Bank to achieve Tier 1 capital at least equal to 9% of adjusted total assets, Tier 1 risk based capital at least equal to 10%, and total risk based capital at least equal to 12% of risk-weighted assets by March 31, 2012. As a result of the Consent Order, the Bank is no longer deemed “well-capitalized” regardless of its capital levels. Therefore, in order to meet these standards set forth by the OCC, the Bank will need to raise additional capital, continue to limit its growth, and/or sell assets to increase our capital ratios by March 31, 2012. If we fail to comply with the terms of the Consent Order, the OCC has the authority to subject us to further enforcement actions.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents includes cash, due from banks and federal funds sold. Generally, federal funds are sold for one-day periods. Due to the short term nature of cash and cash equivalents, the carrying amount of these instruments is deemed to be a reasonable estimate of fair value.

At December 31, 2011 and 2010, the Company had restricted cash totaling $2,000 with the Federal Home Loan Bank of Atlanta (“FHLB”). Also at December 31, 2011, the Company had restricted cash totaling $500,000 with Pacific Coast Bankers Bank, the Company’s primary correspondent bank. The Company places its deposits and correspondent accounts with and sells its federal funds to high quality institutions. Management believes credit risk associated with correspondent accounts is not significant.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

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

Non-Marketable Equity Securities

The Bank, as a member of the Federal Reserve Bank ("FRB") and the FHLB, is required to own capital stock in these organizations. The amount of FRB stock owned is based on the Bank’s capital levels and totaled $271,550 and $416,350 at December 31, 2011 and 2010, respectively. The amount of FHLB stock owned is determined based on the Bank’s balances of residential mortgages and advances from the FHLB and totaled $646,800 and $984,000 at December 31, 2011 and 2010, respectively. No ready market exists for these stocks, and they have no quoted market value. However, redemption of these stocks has historically been at par value. Accordingly, the carrying amounts are deemed to be a reasonable estimate of fair value.

Loans Receivable

Loans are stated at their unpaid principal balance net of any charge-offs.Interest income is computed using the simple interest method and is recorded in the period earned. Fees earned and direct costs incurred on loans are amortized using the effective interest method over the life of the loan.

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

The Company designates loan modifications as troubled debt restructurings (“TDRs”) when, for economic or legal reasons related to the borrower’s financial difficulties, a concession is granted to the borrower that would not otherwise be considered. Upon initial restructuring, TDRs are considered classified and impaired and are placed in nonaccrual status if not already categorized. TDRs are returned to accrual status when there is economic substance to the restructuring, any portion of the debt not expected to be repaid has been charged off, the remaining note is reasonably assured of repayment in accordance with its modified terms, and the borrower has demonstrated sustained repayment performance in accordance with the modified terms for a reasonable period of time (generally six months).

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

Other Real Estate Owned and Repossessed Assets

Real estate and other property, generally acquired in settlement of loans, is recorded at the lower of cost or fair value less estimated selling costs, establishing a new cost basis at the time of acquisition. Fair value of such property is reviewed regularly and write-downs are recorded when it is determined that the carrying value of the property exceeds the fair value less estimated costs to sell. Write-downs resulting from the periodic reevaluation of such properties, costs related to holding such properties, and gains and losses on the sale of foreclosed properties are charged against income. Costs relating to the development and improvement of such properties are capitalized.

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

Residential Loan Origination Fees

The Company offers residential loan origination services to its customers. The loans are offered on terms and prices offered by the Company's correspondents and are closed in the name of the correspondents. The Company receives fees for services it provides in conjunction with these origination services. The fees are recognized at the time the loans are closed by the Company's correspondent. Residential loan origination fees are included in other income on the Company’s consolidated statements of operations.

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

Net Loss per Share

Basic loss per share represents net loss divided by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method. For the years ended December 31, 2011 and 2010 as a result of the Company’s net loss, all of the potential common shares (112,505 and 128,815 stock options, respectively, and 337,500 and 337,500 warrants, respectively) were considered anti-dilutive.

Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that may affect our accounting, reporting, and disclosure of financial information:

In July 2010, the Receivables topic of the Accounting Standards Codification (“ASC”) was amended by Accounting Standards Update (“ASU”) 2010-20 to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments require the allowance disclosures to be provided on a disaggregated basis. The Company is required to include these disclosures in its interim and annual financial statements. See Note 3, Loans, for applicable disclosures.

Disclosures about Troubled Debt Restructurings (“TDRs”) required by ASU 2010-20 were deferred by the Financial Accounting Standards Board (“FASB”) in ASU 2011-01 issued in January 2011. In April 2011, the FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a TDR. The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present. Disclosures related to TDRs under ASU 2010-20 were required beginning with the quarter ended September 30, 2011. See Note 3, Loans, for applicable disclosures.

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

Recently Issued Accounting Pronouncements, continued

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

The Comprehensive Income topic of the ASC was amended in June 2011. The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and requires consecutive presentation of the statement of net income and other comprehensive income. The amendments will be applicable to the Company on January 1, 2012 and will be applied retrospectively. In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements. Companies should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the amendments while FASB redeliberates future requirements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2 – INVESTMENT SECURITIES

The amortized costs and fair values of investment securities available for sale are as follows:

	December 31, 2011
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Government-sponsored enterprises	$2,000,000	$879	$—	$2,000,879
Mortgage-backed securities	7,086,422	151,018	—	7,237,440
Municipals, taxable	3,407,028	28,588	(52,531)	3,383,085
Total investment securities	$12,493,450	$180,485	$(52,531)	$12,621,404

	December 31, 2010
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Government-sponsored enterprises	$5,000,000	$12,723	$(37,007)	$4,975,716
Mortgage-backed securities	5,226,829	87,186	(24,588)	5,289,427
Municipals, taxable	373,291	14,299	—	387,590
Total investment securities	$10,600,120	$114,208	$(61,595)	$10,652,733

At December 31, 2011, investment securities with a fair value of $2.2 million and unrealized losses of $52,531 had been in a continuous loss position for less than twelve months. At December 31, 2011, all remaining investment securities were in an unrealized gain position. The Company believes, based on industry analyst reports and credit ratings that the deterioration in the fair value of these investment securities available for sale is attributed to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. The Company has the ability and intent to hold these securities until such time as the values recover or the securities mature. At December 31, 2010, investment securities with a fair value of $5.0 million and unrealized losses of $61,595 had been in a continuous loss position for less than twelve months.  At December 31, 2010, all remaining investment securities were in an unrealized gain position.

The amortized costs and fair values of investment securities available for sale at December 31, 2011, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers have the right to prepay the obligations.

	December 31, 2011
	Amortized	Fair
	Cost	Value

Due within one year	$—	$—
Due after one through three years	—	—
Due after three through five years	2,000,000	2,000,879
Due after five through ten years	1,729,170	1,771,611
Due after ten years	8,764,280	8,848,914
Total investment securities	$12,493,450	$12,621,404

During 2011, the Company received proceeds from sales of securities of $524,374 for a total gain of $32,515. The Company sold no investment securities in 2010. Accordingly, no gains or losses were recorded in 2010. At December 31, 2011, $5.6 million in securities were pledged as collateral for repurchase agreements, a credit line and public deposits.

The Company’s investment portfolio consists principally of obligations of the United States of America, its agencies or enterprises it sponsors. In the opinion of management, there is no concentration of credit risk in its investment portfolio.

NOTE 3 – LOANS

The composition of net loans by major category is as follows:

	December 31,
	2011	2010
Real estate:
Commercial	$27,608,938	$34,017,993
Construction and development	13,073,899	19,209,473
Single and multifamily residential	23,360,151	27,408,007
Total real estate loans	64,042,988	80,635,473

Commercial business	11,346,361	12,262,223
Consumer	1,574,865	1,659,570
Deferred origination fees, net	(74,853)	(92,025)

Gross loans, net of deferred fees	76,889,361	94,465,241
Less allowance for loan losses	(2,110,523)	(3,062,492)
Loans, net	$74,778,838	$91,402,749

The Company, through the Bank, makes loans to individuals and small- to mid-sized businesses for various personal and commercial purposes primarily in Greenville County, South Carolina. Credit concentrations can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, certain loan products, or certain regions of the country. Credit risk associated with these concentrations could arise when a significant amount of loans, related by similar characteristics, are simultaneously impacted by changes in economic or other conditions that cause their probability of repayment to be adversely affected. The Company regularly monitors its credit concentrations. The Company does not have a significant concentration to any individual client. The major concentrations of credit arise by collateral type. As of December 31, 2011, management has determined that the Company has a concentration in commercial real estate loans, including construction and development loans.  At December 31, 2011, the Company had $40.7 million in commercial real estate loans, representing 52.9% of gross loans. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened portfolio monitoring and reporting, and strong underwriting criteria with respect to its commercial real estate portfolio.

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

The composition of gross loans, before the deduction for deferred origination fees, by rate type is as follows:

December 31, 2011
Variable rate loans	$52,508,413
Fixed rate loans	24,455,801
$76,964,214

NOTE 3 – LOANS, Continued

Directors, executive officers and associates of such persons are customers of and have transactions with the Bank in the ordinary course of business. Included in such transactions are outstanding loans and commitments, all of which were made under substantially the same credit terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectability. The aggregate dollar amount of these outstanding loans was $4.9 million and $5.7 million at December 31, 2011 and 2010, respectively. During 2011, new loans and advances on these lines of credit totaled $1.1 million and repayments were approximately $1.9 million. At December 31, 2011, there were commitments to extend additional credit to related parties in the amount of approximately $1.2 million.

The Bank has a line of credit with the FHLB to borrow funds, subject to the pledge of qualified collateral. Acceptable collateral includes certain types of commercial real estate, consumer residential and home equity loans. At December 31, 2011, approximately $50.0 million of first and second mortgage loans were specifically pledged to the FHLB, resulting in $13.3 million in lendable collateral. At December 31, 2011, the Bank had also pledged $10.1 million of commercial loans to the FRB’s Borrower-in-Custody of Collateral program, resulting in $8.1 million in lendable collateral. The Bank had $7.0 million in outstanding advances from the FHLB as of December 31, 2011 and no outstanding borrowings from the FRB.

Credit Quality

The following table summarizes delinquencies and nonaccruals, by portfolio class, as of December 31, 2011 and 2010.

	Single and multifamily residential real estate	Construction and development	Commercial real estate - other	Commercial business	Consumer	Total
December 31, 2011
30-59 days past due	$760,086	$516,483	$—	$66,500	$—	$1,343,069
60-89 days past due	—	—	—	—	14,358	14,358
Nonaccrual	1,558,914	3,128,943	354,990	—	—	5,042,847
Total past due and nonaccrual	2,319,000	3,645,426	354,990	66,500	14,358	6,400,274
Current	21,041,151	9,428,473	27,253,948	11,279,861	1,560,507	70,563,940
Total loans	$23,360,151	$13,073,899	$27,608,938	$11,346,361	$1,574,865	$76,964,214

December 31, 2010
30-59 days past due	$16,902	$—	$428,273	$1,409	$7,576	$454,160
60-89 days past due	—	145,718	97,680	—	—	243,398
Nonaccrual	3,098,499	8,069,557	861,432	—	—	12,029,488
Total past due and nonaccrual	3,115,401	8,215,275	1,387,385	1,409	7,576	12,727,046
Current	24,292,606	10,994,198	32,630,608	12,260,814	1,651,994	81,830,220
Total loans	$27,408,007	$19,209,473	$34,017,993	$12,262,223	$1,659,570	$94,557,266

At December 31, 2011 and 2010, there were nonaccrual loans of $5.0 million and $12.0 million, respectively, included in the above loan balance. Foregone interest income related to nonaccrual loans equaled $511,224 and $743,315 for the years ended December 31, 2011 and 2010, respectively. No interest income was recognized on nonaccrual loans during 2011 and 2010. At both December 31, 2011 and 2010, there were no accruing loans which were contractually past due 90 days or more as to principal or interest payments.

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

NOTE 3 – LOANS, Continued

 The following table summarizes management’s internal credit risk grades, by portfolio class, as of December 31, 2011 and 2010.

	Single and multifamily residential real estate	Construction and development	Commercial real estate - other	Commercial business	Consumer	Total
Pass Loans	$13,448,213	$668,187	$38,122	$—	$1,499,204	$15,653,726
Grade 1 - Prime	—	—	—	308,750	—	308,750
Grade 2 - Good		—	1,303,456	131,153	—	1,434,609
Grade 3 - Acceptable	1,982,863	393,526	11,335,186	4,927,092	—	18,638,667
Grade 4 – Acceptable w/ Care	5,214,948	5,094,973	12,431,878	5,912,866	—	28,654,665
Grade 5 – Special Mention	1,108,603	103,036	317,477	66,500	—	1,595,616
Grade 6 - Substandard	1,605,524	6,814,177	2,182,819	—	75,661	10,678,181
Grade 7 - Doubtful	—	—	—	—	—	—
Total loans	$23,360,151	$13,073,899	$27,608,938	$11,346,361	$1,574,865	$76,964,214

December 31, 2010	Single and multifamily residential real estate	Construction and development	Commercial real estate - other	Commercial business	Consumer	Total
Pass Loans	$15,304,972	$937,399	$—	$—	$1,585,097	$17,827,468
Grade 1 - Prime	—	—	—	65,429	—	65,429
Grade 2 - Good	44,312	323,784	253,851	130,628	—	752,575
Grade 3 - Acceptable	1,936,575	1,429,714	16,769,211	5,964,501	—	26,100,001
Grade 4 – Acceptable w/ Care	5,488,792	4,547,604	14,142,081	5,884,011	—	30,062,488
Grade 5 – Special Mention	1,534,857	3,755,697	1,381,947	217,654	—	6,890,155
Grade 6 - Substandard	3,098,499	8,215,275	1,470,903	—	74,473	12,859,150
Grade 7 - Doubtful	—	—	—	—	—	—
Total loans	$27,408,007	$19,209,473	$34,017,993	$12,262,223	$1,659,570	$94,557,266

Loans graded one through four are considered “pass” credits.  Consumer loans are assigned a “pass” credit rating unless something within the loan warrants a specific classification grade. At December 31, 2011, approximately 84% of the loan portfolio had a credit grade of “pass” compared to 79% at December 31, 2010. For loans to qualify for this grade, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment. Loans totaling $1.6 million and $6.9 million, respectively, were classified as special mention at December 31, 2011 and 2010. This classification is utilized when an initial concern is identified about the financial health of a borrower.  Loans are designated as such in order to be monitored more closely than other credits in the loan portfolio. At December 31, 2011 and 2010, substandard loans totaled $10.7 million and $12.9 million, respectively, with the vast majority of these loans being collateralized by real estate. Substandard credits are evaluated for impairment on a quarterly basis.

NOTE 3 – LOANS, Continued

The following table summarizes information relative to impaired loans, by portfolio class, at December 31, 2011 and 2010.

	Unpaid principal balance	Recorded investment	Related allowance	Average impaired investment	Interest income
December 31, 2011
With no related allowance recorded:
Single and multifamily residential real estate	$91,195	$91,195	$—	$106,348	$—
Construction and development	2,215,234	2,215,234	—	1,910,774	75,449
Commercial real estate - other	404,502	354,990	—	780,124	—
Commercial business	—	—	—	18,453	—
With related allowance recorded:
Single and multifamily residential real estate	1,600,279	1,514,330	141,830	2,001,323	—
Construction and development	6,038,519	4,598,943	383,421	6,078,709	100,694
Commercial real estate - other	—	—	—	404,916	9,907
Commercial business	—	—	—	18,453	—
Consumer	75,661	75,661	38,424	15,132	—
Total:
Single and multifamily residential real estate	1,691,474	1,605,525	141,830	2,107,671	—
Construction and development	8,253,753	6,814,177	383,421	7,989,483	176,143
Commercial real estate - other	404,502	354,990	—	1,185,040	9,907
Commercial business	—	—	—	36,906	—
Consumer	75,661	75,661	38,424	15,132	—
	$10,425,390	$8,850,353	$563,675	$11,334,232	$186,050

	Unpaid principal balance	Recorded investment	Related allowance	Average impaired investment	Interest income
December 31, 2010
With no related allowance recorded:
Single and multifamily residential real estate	$102,083	$102,083	$—	$248,045	$—
Construction and development	453,000	453,000	—	2,800,727	—
Commercial real estate - other	290,377	290,377	—	58,075	—
Commercial business	—	—	—	5,743	—
With related allowance recorded:
Single and multifamily residential real estate	3,413,462	2,996,415	551,415	1,862,302	13,222
Construction and development	8,415,920	7,762,275	768,358	5,141,497	8,584
Commercial real estate - other	1,218,225	1,180,526	251,971	453,294	10,152
Commercial business Total:	—	—	—	8,818	441
Single and multifamily residential real estate	3,515,545	3,098,498	551,415	2,110,347	13,222
Construction and development	8,868,920	8,215,275	768,358	7,942,224	8,584
Commercial real estate - other	1,508,602	1,470,903	251,971	511,369	10,152
Commercial business	—	—	—	14,561	441
	$13,893,067	$12,784,676	$1,571,744	$10,578,501	$32,399

NOTE 3 – LOANS, Continued

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

As a result of adopting the amendments in ASU 2011-02, we reassessed all restructurings that occurred on or after the beginning of the fiscal year of adoption (January 1, 2011) to determine whether they are TDRs under the amended guidance. We did not identify any new TDRs during our assessment. As noted below, all outstanding TDRs as of December 31, 2011 were restructured prior to the adoption of ASU 2011-02.

At December 31, 2011, the principal balance of TDRs totaled $1.2 million. All TDRs were considered classified, impaired, and in nonaccrual status at December 31, 2011. No TDRs went into default during the year ended December 31, 2011. A TDR can be removed from “troubled’ status once there is sufficient history of demonstrating the borrower can service the credit under market terms. We currently consider sufficient history to be approximately six months.

Provision and Allowance for Loan Losses

The following table summarizes activity related to our allowance for loan losses for the years ended December 31, 2011 and 2010, by portfolio segment.

	Single and multifamily residential real estate	Construction and development	Commercial real estate - other	Commercial business	Consumer	Total
December 31, 2011
Allowance for loan losses:
Balance, beginning of year	$859,255	$1,365,914	$473,504	$306,791	$57,028	$3,062,492
Provision for loan losses	122,733	739,248	(59,736)	(107,334)	35,089	730,000
Loan charge-offs	(405,319)	(1,416,315)	(66,707)	(764)	(6,979)	(1,896,084)
Loan recoveries	—	—	—	214,115	—	214,115
Net loans charged-off	(405,319)	(1,416,315)	(66,707)	213,351	(6,979)	(1,681,969)
Balance, end of year	$576,669	$688,847	$347,061	$412,808	$85,138	$2,110,523

Individually reviewed for impairment	$141,830	$383,421	$—	$—	$38,424	$563,675
Collectively reviewed for impairment	434,839	305,426	347,061	412,808	46,714	1,546,848
Total allowance for loan losses	$576,669	$688,847	$347,061	$412,808	$85,138	$2,110,523

Gross loans, end of period:
Individually reviewed for impairment	$1,605,525	$6,814,177	$354,990	$—	$75,661	$8,850,353
Collectively reviewed for impairment	21,754,626	6,259,722	27,253,948	11,346,361	1,499,204	68,113,861
Total gross loans	$23,360,151	$13,073,899	$27,608,938	$11,346,361	$1,574,865	$76,964,214

NOTE 3 – LOANS, Continued

	Single and multifamily residential real estate	Construction and development	Commercial real estate - other	Commercial business	Consumer	Total
December 31, 2010
Allowance for loan losses:
Balance, beginning of year	$391,719	$911,974	$131,914	$360,156	$51,750	$1,847,513
Provision for loan losses	1,045,037	1,107,585	379,289	531,119	11,970	3,075,000
Loan charge-offs	(578,132)	(653,645)	(37,699)	(624,484)	(6,692)	(1,900,652)
Loan recoveries	631	—	—	40,000	—	40,631
Net loans charged-off	(577,501)	(653,645)	(37,699)	(584,484)	(6,692)	(1,860,021)
Balance, end of year	$859,255	$1,365,914	$473,504	$306,791	$57,028	$3,062,492

Individually reviewed for impairment	$551,415	$768,358	$251,971	$—	$—	$1,571,744
Collectively reviewed for impairment	307,840	597,556	221,533	306,791	57,028	1,490,748
Total allowance for loan losses	$859,255	$1,365,914	$473,504	$306,791	$57,028	$3,062,492

Gross loans, end of period:
Individually reviewed for impairment	$3,098,498	$8,215,275	$1,470,903	$—	$—	$12,784,676
Collectively reviewed for impairment	24,309,509	10,994,198	32,547,090	12,262,223	1,659,570	81,772,590
Total gross loans	$27,408,007	$19,209,473	$34,017,993	$12,262,223	$1,659,570	$94,557,266

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation. Components of property and equipment included in the consolidated balance sheets are as follows:

	December 31,
	2011	2010

Land and land improvements	$1,108,064	$2,273,376
Building	784,845	784,845
Leasehold improvements	257,159	257,159
Furniture and equipment	1,242,047	1,225,390
	3,392,115	4,540,770
Accumulated depreciation	(1,050,376)	(853,384)

Total property and equipment	$2,341,739	$3,687,386

Depreciation expense for the years ended December 31, 2011 and 2010 was $196,992 and $192,934, respectively. There were no disposals or asset retirements during 2011; however, land with a cost basis of $1,165,312 was transferred to other real estate owned as this property is held for sale as of December 31, 2011. During 2010, fully depreciated assets no longer in service of $228,367 were written off.

NOTE 5 – OTHER REAL ESTATE OWNED AND REPOSESSED ASSETS

The following table summarizes the composition of other real estate owned and repossessed assets as of the dates noted.

	December 31,
	2011	2010

Residential land lots	$ 1,082,020	$ 2,349,547
Land transferred from property and equipment - held for sale	1,165,312	—
Single and multifamily residential real estate	709,500	—
Commercial office space	595,212	117,500
Commercial land	1,798,000	—
Automobiles	—	13,500
Equipment	39,457	56,712
Total	$ 5,389,501	$ 2,537,259

Changes in other real estate owned and repossessed assets are presented below:

	2011	2010
Balance at beginning of year	$ 2,537,259	$ 2,411,890
Land transferred from property and equipment	1,165,312	—
Repossessed property acquired in settlement of loans	5,375,526	2,177,028
Sale of repossessed property	(3,435,778)	(1,171,075)
Loss on sale and write-downs of repossessed property	(252,818)	(880,584)
Balance at end of year	$ 5,389,501	$ 2,537,259

NOTE 6 – DEPOSITS

Deposits at December 31 are summarized as follows:

	2011	2010

Non-interest bearing	$ 7,003,423	$ 5,710,240
Interest bearing:
NOW accounts	6,477,631	6,176,297
Money market accounts	35,550,988	33,813,999
Savings	391,499	136,595
Time, less than $100,000	14,798,059	11,731,163
Time, $100,000 and over	22,867,544	20,482,239
Brokered time deposits, less than $100,000	9,479,000	22,728,713
Brokered time deposits, $100,000 and over	—	3,301,423
Total deposits	$ 96,568,144	$ 104,080,669

Interest expense on time deposits greater than $100,000 was $342,667 and $438,230 for the years ended December 31, 2011 and 2010, respectively.

NOTE 6 – DEPOSITS, Continued

At December 31, 2011 the scheduled maturities of certificates of deposit (including brokered time deposits) are as follows:

2012	$ 35,462,474
2013	8,138,300
2014	1,948,091
2015	335,549
2016	1,260,189
$ 47,144,603

At December 31, 2011, $2.5 million in securities were pledged as collateral for public deposits.

NOTE 7 –SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

At December 31, 2011 and 2010, respectively, the Bank had sold $107,777 and $65,479 of securities under agreements to repurchase with brokers with a weighted rate of 0.30% and 0.50%, respectively that mature in less than 90 days. These agreements were secured with approximately $194,000 and $186,000 of investment securities, respectively. The securities, under agreements to repurchase, averaged $114,735 during 2011, with $218,426 being the maximum amount outstanding at any month-end. The average rate paid in 2011 was 0.55%. The securities, under agreements to repurchase, averaged $117,455 during 2010, with $188,826 being the maximum amount outstanding at any month-end. The average rate paid in 2010 was 0.75%.

NOTE 8 – FEDERAL HOME LOAN BANK ADVANCES

At December 31, 2011 and 2010 the Bank had advances of $7,000,000 from the FHLB.  The Bank utilizes FHLB advances as long-term sources of funding. At December 31, 2011, these advances are secured with approximately $50.0 million of first and second mortgage loans and $646,800 of stock in the FHLB.  As of December 31, 2010, these advances were secured with approximately $59.6 million of first and second mortgage loans and $984,000 of stock in the FHLB.    Listed below is a summary of the terms and maturities of the advances:

Amount	Rate	Maturity	Repricing Date
$ 5,000,000	3.41%	October 21, 2013	October 21, 2013
2,000,000	1.90	April 1, 2013	April 1, 2013
$ 7,000,000	2.98%

NOTE 9 – UNUSED LINES OF CREDIT

At December 31, 2011, the Bank had an unused line of credit to purchase federal funds of $2.0 million that is secured by investment securities even though it has not been utilized. The line of credit is available on a one to fourteen day basis for general corporate purposes of the Bank. The lender has reserved the right to withdraw the line at its option.

The Bank has a line of credit with the FHLB to borrow funds, subject to the pledge of qualified collateral. At December 31, 2011, approximately $50.0 million of first and second mortgage loans were specifically pledged to the FHLB, resulting in $13.3 million in lendable collateral. The Bank has collateral that would support $6.3 million in additional borrowings after reducing our lendable collateral by $7.0 million in outstanding advances at December 31, 2011. In addition, the Bank could pledge investment securities or cash for additional borrowing capacity of $3.5 million.

 NOTE 9 – UNUSED LINES OF CREDIT, Continued

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

At December 31, 2011, the Bank had pledged $10.1 million in loans to the FRB’s Borrower-in-Custody of Collateral program. In June 2011, as a result of the FRB’s quarterly review, the Bank was downgraded from Primary to Secondary credit meaning each advance request would require review by the FRB prior to approval.  Our available credit under this line was approximately $8.1 million as of December 31, 2011. The Bank had no outstanding borrowings from the FRB as of December 31, 2011.

NOTE 10 – INCOME TAXES

The Company had no currently taxable income for the years ended December 31, 2011 and 2010. The following is a summary of the items that caused recorded income taxes to differ from taxes computed using the Company’s statutory federal income tax rate of 35%:

	Year Ended December 31,
	2011	2010

Income tax benefit at federal statutory rate	$ (706,859)	$ (1,690,007)
Change in valuation allowance	690,869	3,039,178
Other	15,990	25,766
Income tax expense	$ —	$ 1,374,937

The components of the net deferred tax liability are as follows:

	December 31,
	2011	2010
Deferred tax assets (liabilities):
Allowance for loan losses	$ 463,539	$ 838,072
Lost interest on nonaccrual loans	217,154	257,400
Real estate acquired in settlement of loans	197,095	234,434
Net operating loss carry-forward	3,137,633	1,991,182
Deferred operational and start-up costs	108,678	121,719
Other-than-temporary impairment on non-marketable equity securities	52,497	52,497
Unrealized gain on investment securities available for sale	(43,504)	(17,889)
Other	(50,529)	(60,106)
	4,082,563	3,417,309
Valuation allowance	(4,126,067)	(3,435,198)
Net deferred tax liability	$ (43,504)	$ (17,889)

The valuation allowance for deferred tax assets as of December 31, 2011 and 2010 was $4.1 million and $3.4 million, respectively. Accounting literature states that a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized. The determination of whether a deferred tax asset is realizable is based on the weighting all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified. As of December 31, 2011, the Company determined that it is not more likely than not that deferred tax assets will be recognized in future years. During third quarter 2009, it became evident that unprecedented economic conditions affecting the banking industry had

NOTE 10 – INCOME TAXES, Continued

increased uncertainty as to the timing of the expected recovery period of the industry as a whole. Although later than many areas of the United States, it also became more evident that our local market and our Bank were affected by these deteriorating economic conditions. Analyses of many factors, including forecasts of future earnings, led to the recordation of a valuation allowance of 100% on all deferred tax assets generated beginning July 1, 2009. During third quarter 2010, based on continued losses and updated forecasts of future earnings, the Company recorded a valuation allowance of 100% on all prior deferred tax assets (those generated prior to July 1, 2009). The Company will continue to analyze deferred tax assets and the related valuation allowance on a quarterly basis, taking into account performance compared to forecasted earnings as well as current economic and internal information.

The change in the net deferred tax liability relates to the increase in the tax effect of the unrealized gain on investment securities available for sale of $25,615.  The net deferred tax liability is recorded in other liabilities in the Company’s consolidated balance sheets. At December 31, 2011, the Company has federal operating loss carry-forwards of approximately $9.2 million that may be used to offset future taxable income and expire beginning in 2025.

The Company has analyzed the tax positions taken or expected to be taken and its tax returns and concluded it has no liability related to uncertain tax positions in accordance with FIN 48. With limited exceptions, income tax returns for 2008 and subsequent years are subject to examination by the taxing authorities.

NOTE 11– RELATED PARTY TRANSACTIONS

On December 31, 2011 and 2010, the Bank had various loans outstanding to directors and officers. All of these loans were made under normal credit terms and did not involve more than normal risk of collection. See Note 3 for further details.

NOTE 12 – FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2011, unfunded commitments to extend credit were $11.2 million, of which approximately $996,000 is at fixed rates and $10.2 million is at variable rates. The Company evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.  The fair value of these off-balance sheet financial instruments is considered immaterial.

The Company does not have any commitments to lend additional funds to borrowers whose loans have been modified as a TDR.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

The Bank has a two-year operating lease on its main office facility which began in October 2008. The Bank exercised one of two remaining two-year renewal options in September 2010. The monthly rent under the lease amendment is $9,967 from October 1, 2010 through September 30, 2012. The Bank has one remaining two-year renewal option. The Bank has a ten-year operating lease on a branch facility which began in August 2007. The monthly rent under the lease is $8,025 through July 2012, and $9,229 from August 1, 2012 through July 31, 2017. Rent expense of $215,909 and $214,345 was recorded for the years ended December 31, 2011 and 2010, respectively.

Future minimum lease payments under these operating leases are summarized as follows:

For the year ended December 31,
2012	$ 192,026
2013	110,748
2014	110,748
2015	110,748
2016	110,748
Thereafter	64,603
$ 699,621

As of December 31, 2011, there were no significant firm commitments outstanding for capital expenditures.

The Board of Directors has approved employment agreements with the president and chief executive officer and the retail banking officer. The agreements include provisions regarding term, compensation, benefits, annual bonus, incentive program, stock option plan and severance and non-compete upon early termination.

The Bank may become party to litigation and claims in the normal course of business. As of December 31, 2011, management believes there is no material litigation pending.

NOTE 14 – STOCK COMPENSATION PLANS

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

A summary of the status of the plan and changes for the years ended December 31, 2011 and 2010 is presented below:

	2011			2010
		Weighted	Average		Weighted
		average	Intrinsic		average
	Shares	exercise price	Value	Shares	exercise price

Outstanding at beginning of year	128,815	$10.17		146,315	$10.19
Granted	—	—		—	—
Exercised	—	—		—	—
Forfeited or expired	(16,310)	10.28		(17,500)	10.33

Outstanding at end of year	112,505	10.15	$—	128,815	10.17

Options exercisable at year-end	112,505		$—	111,593

Shares available for grant	148,121			131,811

NOTE 14 – STOCK COMPENSATION PLANS, Continued

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day of 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2011.  This amount changes based on the fair market value of the Company's stock.  Fair market value is based on the most recent trade of common stock reported through the OTC Bulletin Board. As of December 31, 2011, the Company’s closing stock price was $0.20 resulting in zero intrinsic value.

Compensation expense related to stock options granted was $6,600 and $98,350 for the years ended December 31, 2011 and 2010, respectively. Compensation expense is based on the fair value of the option estimated at the date of grant using the Black-Scholes option-pricing model. Compensation expense is recognized on a straight line basis over the vesting period of the option. No stock options were granted in 2011 or 2010.

Upon completion of the stock offering in 2005, the Company issued warrants to each of its organizers to purchase up to an additional 412,500 shares of common stock at $10.00 per share. These warrants vested six-months from the date the Bank opened for business, or May 16, 2005, and they are exercisable in whole or in part until May 16, 2015. No warrants have been exercised. During the past several years, 75,000 warrants were forfeited when the directors retired from the Board or declined to stand for reelection upon the completion of their terms.

NOTE 15 – EMPLOYEE BENEFIT PLAN

The Bank maintains an employee benefit plan for all eligible employees of the Bank under the provisions of Internal Revenue Code Section 401(k). The Independence National Bank 401(k) Profit Sharing Plan (the “Plan”), adopted in 2005, allows for employee contributions. Upon annual approval of the Board of Directors, the Company also matches 50% of employee contributions up to a maximum of 6% of annual compensation. As of April, 2010, the Company suspended the 401(k) match. For the year ended December 31, 2011 and 2010, zero and $9,497, respectively, was charged to operations for the Company’s matching contribution. Employees are immediately vested in their contributions to the Plan and become fully vested in the employer matching contribution after six years of service.

NOTE 16 – REGULATORY MATTERS

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

NOTE 16 – REGULATORY MATTERS, Continued

On November 14, 2011, the Bank entered into the Consent Order with its primary regulator, the OCC which contains a requirement that the Bank maintain minimum capital ratios that exceed the minimum regulatory capital ratios for “well-capitalized” banks. The Consent Order requires the Bank to  achieve Tier 1 capital at least equal to 9% of adjusted total assets, Tier 1 risk based capital at least equal to 10%, and total risk based capital at least equal to 12% of risk-weighted assets by March 31, 2012. As a result of the Consent Order, the Bank is no longer deemed “well-capitalized” regardless of its capital levels. Therefore, in order to meet these standards set forth by the OCC, the Bank will need to raise additional capital, continue to limit its growth, and/or sell assets to increase our capital ratios by March 31, 2012. If we fail to comply with the terms of the Consent Order, the OCC has the authority to subject us to further enforcement actions.

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at December 31, 2011 and 2010.

							To be well capitalized
			Required Minimum		For capital		under prompt corrective
			Capital Ratio		adequacy purposes		action provisions
	Actual		Minimum		Minimum		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2011
Total Capital (to risk weighted assets)	$ 9,420,000	10.7%	$ 10,550,000	12.0%	$ 7,033,000	8.0%	$ 8,792,000	10.0%
Tier 1 Capital (to risk weighted assets)	8,308,000	9.5	8,792,000	10.0	3,517,000	4.0	5,275,000	6.0
Tier 1 Capital (to average assets)	8,308,000	7.3	10,266,000	9.0	4,563,000	4.0	5,703,000	5.0

As of December 31, 2010
Total Capital (to risk weighted assets)	$ 11,670,000	11.5%	$ 12,169,000	12.0%	$ 8,112,000	8.0%	$ 10,141,000	10.0%
Tier 1 Capital (to risk weighted assets)	10,381,000	10.2	10,141,000	10.0	4,056,000	4.0	6,084,000	6.0
Tier 1 Capital (to average assets)	10,381,000	8.4	11,137,000	9.0	4,950,000	4.0	6,187,000	5.0

The Federal Reserve Board has similar requirements for bank holding companies.  The Company is currently not subject to these requirements because the Federal Reserve guidelines contain an exemption for bank holding companies of less than $500 million in consolidated assets, subject to certain limitations.

Since December 31, 2011, no conditions or events have occurred, of which we are aware, that have resulted in a material change in the Company’s or the Bank’s category, other than as reported in this Annual Report on Form 10-K.

NOTE 17 – RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS, OR ADVANCES

The ability of Independence Bancshares, Inc. to pay cash dividends is dependent upon receiving cash in the form of dividends from the Bank. However, certain restrictions exist regarding the ability of the subsidiary to transfer funds to Independence Bancshares, Inc. in the form of cash dividends, loans, or advances.  The approval of the OCC is required to pay dividends in excess of the Bank’s net profits (as defined) for the current year plus retained net profits (as defined) for the preceding two years, less any required transfers to surplus. Under the terms of the Consent Order, the Bank is required to continue following a dividend policy that permits the declaration of a dividend only when it is in compliance with the Bank’s approved Capital Program, with the aforementioned restrictions, and upon receipt of no supervisory objection by the OCC. Currently, the Company also has to obtain the prior written approval of the Federal Reserve Bank of Richmond before declaring or paying any dividends.

NOTE 18 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Available-for-sale investment securities ($12,621,404 at December 31, 2011) are carried at fair value and measured on a recurring basis using Level 2 inputs (other observable inputs). Fair values are estimated by using bid prices and quoted prices of pools or tranches of securities with similar characteristics.

We do not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and a specific reserve within the allowance for loan losses is established or the loan is charged down to the fair value less costs to sell. At December 31, 2011, all impaired loans were evaluated on a nonrecurring basis based on the market value of the underlying collateral. Market values are generally obtained using independent appraisals or other market data, which the Company considers to be level 2 inputs (other observable inputs). The aggregate carrying amount, net of specific reserves, of impaired loans carried at fair value at December 31, 2011 was $5.6 million.

Other real estate owned and repossessed assets, generally consisting of properties or other collateral obtained through foreclosure or in satisfaction of loans, are carried at fair value and measured on a non-recurring basis. Market values are generally obtained using independent appraisals or other current market information, including but not limited to offers received on a property, which the Company considers to be level 2 inputs (other observable inputs). The carrying amount of other real estate owned and repossessed assets carried at fair value at December 31, 2011 was $5,389,501.

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

NOTE 18 – FAIR VALUE OF FINANCIAL INSTRUMENTS, Continued

The Company has used management’s best estimate of fair value based on the above assumptions. Thus, the fair values presented may not be the amounts that could be realized in an immediate sale or settlement of the instrument. In addition, any income taxes or other expenses, which would be incurred in an actual sale or settlement, are not taken into consideration in the fair value presented.

The estimated fair values of the Company’s financial instruments at December 31, 2011 and 2010 are as follows:

	2011		2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and due from banks	$5,651,491	$5,651,491	$2,993,102	$2,993,102
Federal funds sold	9,550,000	9,550,000	7,700,000	7,700,000
Investment securities available for sale	12,621,404	12,621,404	10,652,733	10,652,733
Non-marketable equity securities	918,350	918,350	1,400,350	1,400,350
Loans, net	74,778,838	73,856,166	91,402,749	90,410,864

Financial Liabilities:
Deposits	96,568,144	96,772,145	104,080,669	104,657,280
Federal Home Loan Bank advances	7,000,000	7,281,360	7,000,000	7,325,072
Securities sold under agreements to repurchase	107,777	107,777	65,479	65,479

NOTE 19 – PARENT COMPANY FINANCIAL INFORMATION

Following is condensed financial information of Independence Bancshares, Inc. (parent company only):

Condensed Balance Sheets

	December 31,
Assets	2011	2010
Cash and cash equivalents	$ 36,038	$ 36,038
Investment in subsidiary	8,392,635	10,415,306

	$ 8,428,673	$ 10,451,344

Liabilities and Shareholders’ Equity
Shareholders' equity	$ 8,428,673	$ 10,451,344

Total liabilities and shareholders’ equity	$ 8,428,673	$ 10,451,344

Condensed Statements of Operations

	Year Ended December 31,
	2011	2010

Equity in undistributed net loss of subsidiary	$ (2,078,996)	$ (6,345,546)

Net loss	$ (2,078,996)	$ (6,345,546)

NOTE 19 – PARENT COMPANY FINANCIAL INFORMATION, Continued

Condensed Statements of Cash Flows

	Year Ended December 31,
	2011	2010
Operating activities
Net loss	$(2,078,996)	$(6,345,546)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Equity in undistributed net income of subsidiary	2,078,996	6,345,546

Net cash provided by operating activities	—	—

Investing activities
Investment in subsidiary	—	(1,500,000)

Net cash used in investing activities	—	(1,500,000)

Net decrease in cash and cash equivalents	—	(1,500,000)

Cash and cash equivalents, beginning of year	36,038	1,536,038

Cash and cash equivalents, end of year	$36,038	$36,038

Schedule of non-cash transactions
Increase in unrealized gain on securities, net of tax	$49,725	$11,673

Compensation expense related to stock options granted	$6,600	$98,350

PART II

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Acting Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2011.  There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2011 based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this evaluation, the Company’s management has evaluated and concluded that the Company's internal control over financial reporting was effective as of December 31, 2011.

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

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Item 9B. Other Information.

On March 5, 2012, the Board amended and restated the Company's bylaws to update outdated corporate information and make a few additional ministerial changes.  The following amendments that were adopted are: (i) Article 1: Offices, Section 1: Registered Office and Agent, change the name on record of the designated registered office to that of the Company’s current principal office address and change the name on record of the Company’s registered agent to the Company’s Chief Executive Officer; (ii) Article 2: Shareholders, Section 8: Record Date, fix the Record Date in accordance with Section 33-7-107 of the South Carolina Business Corporation Act of 1988 to allow for the record date to not be more than 70 days prior to the date on which the particular action, requiring a determination of shareholders, is to be taken; and (iii) Article 3: Directors, include a retirement provision in the bylaws, under new Section 6.  The Amended and Restated Bylaws are attached to this Annual Report as Exhibit 3.2.

PART III

Item 10. Directors, Executive Officers, Promoters and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference from our proxy statement for our 2012 annual meeting of shareholders to be held on May 16, 2012.

Item 11. Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from our proxy statement for our 2012 annual meeting of shareholders to be held on May 16, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth equity compensation plan information at December 31, 2011.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (c) (excluding securities reflected in column(a))
Equity compensation plans approved by security holders (1)	112,505	$10.15	148,121

Equity compensation plans not approved by security holders (2)	337,500	$10.00	—
Total	450,005	$10.04	148,121

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

The additional information required by this Item 12 is hereby incorporated by reference from our proxy statement for our 2012 annual meeting of shareholders to be held on May 16, 2012.

Item 13. Certain Relationships and Related Transactions.

The information required by Item 13 is hereby incorporated by reference from our proxy statement for our 2012 annual meeting of shareholders to be held on May 16, 2012.

Item 14. Principal Accounting Fees and Services.

The information required by Item 14 is hereby incorporated by reference from our proxy statement for our 2012 annual meeting of shareholders to be held on May 16, 2012.

Item 15. Exhibits.

3.1.

Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form SB-2, File No. 333-121485).

3.2.

Amended and Restated Bylaws as of March 5, 2012.

4.1.

See Exhibits 3.1 and 3.2 for provisions in Independence Bancshares, Inc.’s Articles of Incorporation and Bylaws defining the rights of holders of the common stock (incorporated by reference to Exhibit 4.1 of the Company’s Form SB-2, File No. 333-121485).

4.2.

Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Company’s Form SB-2, File No. 333-121485).

10.1

Amended and Restated Employment Agreement between Independence Bancshares, Inc. and Lawrence R. Miller dated December 10, 2008 (incorporated by reference to Exhibit 10.11 of the Company's Form 10-K for the fiscal year ended December 31, 2008).*

10.2

Amended and Restated Employment Agreement between Independence Bancshares, Inc. and Schaefer M. Carpenter dated December 10, 2008 (incorporated by reference to Exhibit 10.12 of the Company's Form 10-K for the fiscal year ended December 31, 2008).*

10.3

Employment Agreement between Independence Bancshares, Inc. and Katie N. Tuttle dated May 4, 2009 (incorporated by reference to the Company's Form 10-Q for the period ended March 31, 2009).*

10.4

Form of Stock Warrant Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Form SB-2, File No. 333-121485).*

10.5

Independence Bancshares, Inc. 2005 Stock Incentive Plan and Form of Option Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-QSB for the period ended June 30, 2005). *

10.6

Stock Warrant Agreement between Lawrence R. Miller and the Company dated May 16, 2005 (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-QSB for the period ended June 30, 2005).*

10.7

Amendment No. 1 to the Independence Bancshares, Inc. 2005 Stock Incentive Plan (incorporated by reference to the Company's Form 10-Q for the period ended September 30, 2008).*

10.8

Formal Agreement by and between Independence National Bank and the Comptroller of the Currency dated January 20, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 22, 2010.

10.9

Consent Order by and between Independence National Bank and the Comptroller of the Currency dated November 14, 2011 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on November 18, 2011.

21.1

Subsidiaries of the Company.

23.1

Consent of Elliott Davis, LLC.

24.1

Power of Attorney (filed as part of the signature page herewith).

31.1

Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2

Rule 13a-14(a) Certification of the Principal Financial Officer.

32

Section 1350 Certifications.

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in eXtensible Business Reporting Language (XBRL); (i) the Consolidated Balance Sheets at December 31, 2011 and December 31, 2010, (ii) Consolidated Statements of Income (Loss) for the years ended December 31, 2011, 2010, and 2009, (iii) Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2011, 2010, and 2009, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009, and (iv) Notes to Consolidated Financial Statements*.

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

Dated: March 5, 2012

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

Signature	Title	Date

/s/ Robert M. Austell Robert M. Austell	Director	March 5, 2012

/s/ Kimberly D. Barrs Kimberly D. Barrs	Acting Chief Financial Officer (Principal Financial Officer)	March 5, 2012

/s/ John W. Burnett John W. Burnett	Director	March 5, 2012

/s/ Billy J. Coleman Billy J. Coleman	Director	March 5, 2012

/s/ Jose De Ocampo Jose De Ocampo	Director	March 5, 2012

/s/ H. Neel Hipp, Jr. H. Neel Hipp, Jr.	Director	March 5, 2012

/s/ James D. King James D. King	Director	March 5, 2012

/s/ William R. Mathis William R. Mathis	Director	March 5, 2012

/s/ A. Alexander McLean A. Alexander Mclean	Director	March 5, 2012

/s/ Lawrence R. Miller Lawrence R. Miller	Chief Executive Officer, Director	March 5, 2012

/s/ Sudhirkumar C. Patel Sudhirkumar C. Patel	Director	March 5, 2012

/s/ Hasmukh P. Rama Hasmukh P. Rama	Director	March 5, 2012

/s/ Donald H. Rex, Jr. Donald H. Rex, Jr.	Director	March 5, 2012

/s/ Charles D. Walters Charles D. Walters	Director	March 5, 2012

/s/ Roger W. Walters Roger W. Walters	Director	March 5, 2012

/s/ Vivian A. Wong Vivian A. Wong	Director	March 5, 2012

EXHIBIT INDEX

Exhibit

Description

3.2.

Amended and Restated Bylaws as of March 5, 2012.

21.1

Subsidiaries of the Company.

23.1

Consent of Elliott Davis, LLC.

24.1

Power of Attorney (filed as part of the signature page herewith).

31.1

Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2

Rule 13a-14(a) Certification of the Principal Financial Officer.

32

Section 1350 Certifications.

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in eXtensible Business Reporting Language (XBRL); (i) the Consolidated Balance Sheets at December 31, 2011 and December 31, 2010, (ii) Consolidated Statements of Income (Loss) for the years ended December 31, 2011, 2010, and 2009, (iii) Consolidated Statements of Changes in   Shareholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2011, 2010, and   2009, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009, and (iv) Notes to Consolidated Financial Statements*.

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