Form 10-Q
period 2012-03-31
Independence Bancshares, Inc.
filed 2012-05-04
CIK 1311828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2012

OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X ]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act).

Large accelerated filer [   ]    Accelerated filer [   ]    Non-accelerated [   ]    Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange

Act). Yes [   ]  No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,085,010 shares of common stock, $.01 par value per share, were issued and outstanding as of May 4, 2012.

Independence Bancshares, Inc.

Part I - Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets

	March 31, 2012	December 31, 2011
	(unaudited)	(audited)
Assets
Cash and due from banks	$ 8,356,675	$ 5,651,491
Federal funds sold	11,710,000	9,550,000
Investment securities available for sale	12,264,977	12,621,404
Non-marketable equity securities	898,600	918,350
Loans, net of allowance for loan losses of $1,958,235 and $2,110,523, respectively	71,314,445	74,778,838
Accrued interest receivable	318,696	296,679
Property and equipment, net	2,297,951	2,341,739
Other real estate owned and repossessed assets	5,446,020	5,389,501
Other assets	821,443	757,151

Total assets	$ 113,428,807	$ 112,305,153

Liabilities
Deposits:
Noninterest bearing	$ 7,762,729	$ 7,003,423
Interest bearing	89,722,527	89,564,721
Total deposits	97,485,256	96,568,144

Borrowings	7,000,000	7,000,000
Securities sold under agreements to repurchase	22,509	107,777
Accrued interest payable	52,943	56,986
Accounts payable and accrued expenses	204,028	143,573

Total liabilities	104,764,736	103,876,480

Commitments and contingencies

Shareholders’ equity
Preferred stock, par value $.01 per share; 10,000,000 shares
authorized; no shares issued	-	-
Common stock, par value $.01 per share; 100,000,000 shares
authorized; 2,085,010 shares issued and outstanding	20,850	20,850
Additional paid-in capital	21,102,085	21,102,085
Accumulated other comprehensive income	130,825	84,450
Accumulated deficit	(12,589,689)	(12,778,712)

Total shareholders’ equity	8,664,071	8,428,673

Total liabilities and shareholders’ equity	$ 113,428,807	$ 112,305,153

The accompanying notes are an integral part of these consolidated financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Interest income
Loans	$ 1,006,529	$ 1,115,729
Investment securities	87,260	75,737
Federal funds sold and other	12,174	12,226
Total interest income	1,105,963	1,203,692

Interest expense
Deposits	228,815	387,278
Borrowings	52,737	52,146
Total interest expense	281,552	439,424

Net interest income	824,411	764,268

Provision for loan losses	-	870,000

Net interest income (expense) after provision for loan losses	824,411	(105,732)

Noninterest income	62,682	54,734

Noninterest expenses
Compensation and benefits	$ 448,800	$ 413,973
Real estate owned activity	(337,466)	527,933
Occupancy and equipment	142,114	147,720
Insurance	116,789	125,662
Data processing and related costs	79,563	76,316
Professional fees	175,845	72,815
Other	72,425	65,885
Total noninterest expenses	698,070	1,430,304

Income (loss) before income tax expense	189,023	(1,481,302)

Income tax expense	-	-

Net income (loss)	$ 189,023	$ (1,481,302)

Other comprehensive income (loss), net of tax
Unrealized gain on investment securities available for sale, net of tax	$ 56,928	$ 395
Reclassification adjustment included in net income, net of tax	(10,553)	-
Other comprehensive income	46,375	395

Total comprehensive income (loss)	$ 235,398	$ (1,480,907)

Income (loss) per common share – basic and diluted	$ 0.09	$ (0.71)

Weighted average common shares outstanding – basic and diluted	2,085,010	2,085,010

The accompanying notes are an integral part of these consolidated financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

 (unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total
	Shares	Amount

December 31, 2010	2,085,010	$ 20,850	$ 21,095,485	$ 34,725	$ (10,699,716)	$ 10,451,344
Compensation expense related to stock options granted	-	-	3,300	-	-	3,300
Net loss	-	-	-	-	(1,481,302)	(1,481,302)
Unrealized gain on investment securities available for sale, net of tax	-	-	-	395	-	395
March 31, 2011	2,085,010	$ 20,850	$ 21,098,785	$ 35,120	$ (12,181,018)	$ 8,973,737

December 31, 2011	2,085,010	$ 20,850	$ 21,102,085	$ 84,450	$ (12,778,712)	$ 8,428,673
Net income	-	-	-	-	189,023	189,023
Unrealized gain on investment securities available for sale, net of tax	-	-	-	46,375	-	46,375
March 31, 2012	2,085,010	$ 20,850	$ 21,102,085	$ 130,825	$ (12,589,689)	$ 8,664,071

The accompanying notes are an integral part of these consolidated financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2012	2011
Operating activities
Net income (loss)	$ 189,023	$ (1,481,302)
Adjustments to reconcile net income (loss) to cash used in operating activities
Provision for loan losses	-	870,000
Depreciation	46,719	49,267
Amortization of investment securities premiums, net	17,246	6,550
Compensation expense related to stock options granted	-	3,300
Gain on sale of investment securities	(15,990)	-
(Gain) loss on sale and write-downs of REO and repossessed assets, net	(411,433)	445,795
Increase in other assets, net	(86,309)	(134,460)
Increase (decrease) in other liabilities, net	32,522	(46,883)
Net cash used in operating activities	(228,222)	(287,733)

Investing activities
Repayments of loans, net	2,085,363	2,516,656
Purchase of investment securities available for sale	(2,592,228)	(822,191)
Maturities and sales of investment securities available for sale	2,602,460	1,000,000
Repayments of investment securities available for sale	415,204	291,297
Redemption of non-marketable equity securities, net	19,750	103,900
Purchase of property and equipment, net	(2,931)	(1,403)
Sale of other real estate owned and repossessed assets	1,733,944	544,247
Net cash provided by investing activities	4,261,562	3,632,506

Financing activities
Increase in deposits, net	917,112	377,331
Decrease in borrowings	(85,268)	(28,558)
Net cash provided by financing activities	831,844	348,773

Net increase in cash and cash equivalents	4,865,184	3,693,546

Cash and cash equivalents at beginning of the period	15,201,491	10,693,102

Cash and cash equivalents at end of the period	$ 20,066,675	$ 14,386,648

Supplemental information:
Cash paid for
Interest	$ 285,595	$ 444,220
Schedule of non-cash transactions
Change in unrealized gain on securities, net of tax	$ 46,375	$ 395
Transfers between loans and other real estate owned	$ 1,379,030	$ 709,500

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for 2011 as filed with the Securities and Exchange Commission.

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

Recent Regulatory Developments

On November 14, 2011, the Bank entered into a Consent Order (the “Consent Order”) with its primary regulator, the Office of the Comptroller of the Currency (the “OCC”), which, among other things, contains a requirement that the Bank maintain minimum capital levels that exceed the minimum regulatory capital ratios for “well-capitalized” banks. The minimum capital ratios for a bank are generally 8% for total capital, 4% for Tier 1 capital and 4% for leverage. To be eligible to be classified as “well-capitalized,” a bank must generally maintain a total capital ratio of 10% or more, a Tier 1 capital ratio of 6% or more, and a leverage ratio of 5% or more. The Consent Order requires the Bank to achieve Tier 1 capital at least equal to 9% of adjusted total assets, Tier 1 risk based capital at least equal to 10%, and total risk based capital at least equal to 12% of risk-weighted assets by March 31, 2012. As a result of the Consent Order, the Bank is no longer deemed “well-capitalized” regardless of its capital levels.  The Bank did not achieve these capital requirements by March 31, 2012; therefore, the OCC has the authority to subject us to further enforcement actions. For additional information on the Consent Order, including actions the Bank has taken in response to the Consent Order, see “Management’s Discussion and Analysis – Recent Regulatory Developments” and “Management’s Discussion and Analysis – Results of Operations – Capital Resources.”

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies is included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2011.  For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for 2011 as filed with the Securities and Exchange Commission.

Cash and Cash Equivalents - For purposes of reporting cash flows, cash and cash equivalents include cash, amounts due from banks and federal funds sold. Generally, federal funds are sold for one-day periods. Due to the short term nature of cash and cash equivalents, the carrying amount of these instruments is deemed to be a reasonable estimate of fair value.

Income (Loss) per Share - Basic income (loss) per share represents net income (loss) divided by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued.  Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method. For the three month period ended March 31, 2012, all of the potential common shares were considered anti-dilutive due to the average trading price of the Company’s common stock which was well below the exercise price of all outstanding options and warrants. For the three month period ended March 31,2011, as a result of the Company’s net loss, all of the potential common shares were considered anti-dilutive.

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

Income Taxes - The Company accounts for income taxes in accordance with FASB ASC Topic 740, “Income Taxes". Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the consolidated financial statements or tax returns.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established to reduce deferred tax assets if it is determined to be “more likely than not” that all or some portion of the potential deferred tax asset will not be realized. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for 2011 as filed with the Securities and Exchange Commission.

We did not recognize any income tax benefit or expense for the three month periods ended March 31, 2012 and 2011 due to the Company’s large cumulative net operating loss carry-forward position, as well as the 100% valuation allowance on our deferred tax assets. Accounting literature states that a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized. The determination of whether a deferred tax asset is realizable is based on weighting all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified. During our September 30, 2010 quarterly analysis of the valuation allowance recorded against our deferred tax assets, we determined that it was not more likely than not that our deferred tax assets will be recognized in future years due to the continued decline in credit quality and the resulting impact on net interest margin, increased net losses, and negative impact on capital as a result of provision for loan losses and write-downs on other real estate owned, and we recorded a 100% valuation allowance against the deferred tax asset. We will continue to analyze our deferred tax assets and related valuation allowance each quarter taking into account performance compared to forecast and current economic or internal information that would impact forecasted earnings.

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

Disclosures about Troubled Debt Restructurings (“TDRs”) required by ASU 2010-20 were deferred by the Financial Accounting Standards Board (“FASB”) in ASU 2011-01 issued in January 2011. In April 2011, the FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a TDR.   The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present.  Disclosures related to TDRs under ASU 2010-20 were required beginning with the quarter ended March 31, 2012. See Note 4, Loans, for applicable disclosures.

In April 2011, the criteria used to determine effective control of transferred assets in the Transfers and Servicing topic of the ASC was amended by ASU 2011-03. The requirement for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and the collateral maintenance implementation guidance related to that criterion were removed from the assessment of effective control. The other criteria to assess effective control were not changed. The amendments were effective for the Company beginning January 1, 2012 and did not have a material effect on the financial statements.

ASU 2011-04 was issued in May 2011 to amend the Fair Value Measurement topic of the ASC by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. The amendments were effective for the Company beginning January 1, 2012 and did not have a material effect on the financial statements.

The Comprehensive Income topic of the ASC was amended in June 2011. The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and requires consecutive presentation of the statement of net income and other comprehensive income. The amendments were applicable to the Company on January 1, 2012 and have been applied retrospectively. In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements. Companies should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the amendments while FASB redeliberates future requirements.

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

	March 31, 2012
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Government-sponsored enterprises	$ 1,000,000	$ -	$ (517)	$ 999,483
Mortgage-backed securities	7,664,194	148,581	(9,150)	7,803,625
Municipals, taxable	3,402,564	75,098	(15,793)	3,461,869
Total investment securities	$12,066,758	$ 223,679	$(25,460)	$12,264,977

	December 31, 2011
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Government-sponsored enterprises	$ 2,000,000	$ 879	$ -	$ 2,000,879
Mortgage-backed securities	7,086,422	151,018	-	7,237,440
Municipals, taxable	3,407,028	28,588	(52,531)	3,383,085
Total investment securities	$12,493,450	$ 180,485	$(52,531)	$12,621,404

At March 31, 2012, investment securities with a fair value of $3.1 million and unrealized losses of $25,460 had been in a continuous loss position for less than twelve months. At March 31, 2012, all remaining investment securities were in an unrealized gain position. The Company believes, based on industry analyst reports and credit ratings that the deterioration in the fair value of these investment securities available for sale is attributed to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. The Company has the ability and intent to hold these securities until such time as the values recover or the securities mature. At December 31, 2011, investment securities with a fair value of $2.2 million and unrealized losses of $52,531 had been in a continuous loss position for less than twelve months and all remaining investment securities were in an unrealized gain position.

NOTE 4 – LOANS

At March 31, 2012, our gross loan portfolio consisted primarily of $47.4 million of commercial real estate loans, $10.5 million of commercial business loans, and $15.5 million of consumer and home equity loans. Our current loan portfolio composition is not materially different than the loan portfolio composition disclosed in the footnotes to the consolidated financial statements included in our Annual Report on Form 10-K for 2011 as filed with the SEC.

Certain credit quality statistics related to our loan portfolio have improved over the past several quarters, including reductions of in-migration of nonaccrual loans and reductions in the aggregate level of nonperforming assets. To the extent such improvement continues, we may continue to reduce our allowance for loan losses in future periods based on our assessment of the inherent risk in the loan portfolio at those future reporting dates. A reduction in the allowance for loan losses would result in a lower provision for loans losses being recorded in future periods. Conversely, there can be no assurance that loan losses in future periods will not exceed the current allowance for loan losses amount or that future increases in the allowance for loan losses will not be required. Additionally, no assurance can be given that our ongoing evaluation of the loan portfolio, in light of changing economic conditions and other relevant factors, will not require significant future additions to the allowance for loan losses, thus adversely impacting our business, financial condition, results of operations, and cash flows.

Loan Performance and Asset Quality

Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest (unless the loan is well-collateralized and in the process of collection), or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. When a loan is placed in nonaccrual status, interest accruals are discontinued and income earned but not collected is reversed.  Cash receipts on nonaccrual loans are not recorded as interest income, but are used to reduce principal. Loans are removed from nonaccrual status when they become current as to both principal and interest and when concern no longer exists as to the collectibility of principal or interest based on current available information or as evidenced by sufficient payment history, generally six monhts.

The following table summarizes delinquencies and nonaccruals, by portfolio class, as of March 31, 2012 and December 31, 2011.

	Single and multifamily residential real estate	Construction and development	Commercial real estate - other	Commercial business	Consumer	Total
March 31, 2012
30-59 days past due	$ 301,505	$ 101,896	$ 59,114	$ 20,718	$ 4,965	$ 488,198
60-89 days past due	-	-	-	-	-	-
>90 days past due and still accruing	-	1,092,794	-	-	-	1,092,794
Nonaccrual	459,584	4,215,721	364,572	-	-	5,039,877
Total past due and nonaccrual	761,089	5,410,411	423,686	20,718	4,965	6,620,869
Current	20,227,563	8,392,288	26,392,166	10,445,598	1,291,749	66,749,364
Total loans (gross of deferred fees)	$ 20,988,652	$ 13,802,699	$ 26,815,852	$ 10,466,316	$ 1,296,714	$ 73,370,233

	Single and multifamily residential real estate	Construction and development	Commercial real estate - other	Commercial business	Consumer	Total
December 31, 2011
30-59 days past due	$ 760,086	$ 516,483	$ -	$ 66,500	$ -	$ 1,343,069
60-89 days past due	-	-	-	-	14,358	14,358
Nonaccrual	1,558,914	3,128,943	354,990	-	-	5,042,847
Total past due and nonaccrual	2,319,000	3,645,426	354,990	66,500	14,358	6,400,274
Current	21,041,151	9,428,473	27,253,948	11,279,861	1,560,507	70,563,940
Total loans (gross of deferred fees)	$ 23,360,151	$ 13,073,899	$ 27,608,938	$ 11,346,361	$ 1,574,865	$ 76,964,214

At both March 31, 2012 and December 31, 2011, there were nonaccrual loans of $5.0 million. Foregone interest income related to nonaccrual loans equaled $89,076 and $170,457 for the three months ended March 31, 2012 and 2011, respectively. No interest income was recognized on nonaccrual loans during the three months ended March 31, 2012 and 2011. At March 31, 2012 there was one accruing loan which was contractually past due more than 90 days. This loan is well-secured and in the process of collection through normal means, and we believe no doubt exists as to collectibility of principal and interest.  This relationship will be brought current as to principal and interest in May based on scheduled lot sales. At December 31, 2011, there were no accruing loans which were contractually past due 90 days or more as to principal or interest payments.

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

The following table summarizes management’s internal credit risk grades, by portfolio class, as of March 31, 2012 and December 31, 2011.

March 31, 2012	Single and multifamily residential real estate	Construction and development	Commercial real estate - other	Commercial business	Consumer	Total
Pass Loans	$ 13,124,121	$ 509,310	$ 27,468	$ -	$ 1,296,714	$ 14,957,613
Grade 1 - Prime	-	-	-	308,750	-	308,750
Grade 2 - Good	-	-	1,289,562	128,244	-	1,417,806
Grade 3 - Acceptable	1,621,770	382,359	10,054,293	4,905,719	-	16,964,141
Grade 4 – Acceptable w/ Care	4,511,318	6,358,407	13,610,384	5,060,428	-	29,540,537
Grade 5 – Special Mention	1,111,291	101,896	143,674	63,175	-	1,420,036
Grade 6 - Substandard	620,152	6,450,727	1,690,471	-	-	8,761,350
Grade 7 - Doubtful	-	-	-	-	-	-
Total loans (gross of deferred fees)	$ 20,988,652	$ 13,802,699	$ 26,815,852	$ 10,466,316	$ 1,296,714	$ 73,370,233

December 31, 2011	Single and multifamily residential real estate	Construction and development	Commercial real estate - other	Commercial business	Consumer	Total
Pass Loans	$ 13,448,213	$ 668,187	$ 38,122	$ -	$ 1,499,204	$ 15,653,726
Grade 1 - Prime	-	-	-	308,750	-	308,750
Grade 2 - Good		-	1,303,456	131,153	-	1,434,609
Grade 3 - Acceptable	1,982,863	393,526	11,335,186	4,927,092	-	18,638,667
Grade 4 – Acceptable w/ Care	5,214,948	5,094,973	12,431,878	5,912,866	-	28,654,665
Grade 5 – Special Mention	1,108,603	103,036	317,477	66,500	-	1,595,616
Grade 6 - Substandard	1,605,524	6,814,177	2,182,819	-	75,661	10,678,181
Grade 7 - Doubtful	-	-	-	-	-	-
Total loans (gross of deferred fees)	$ 23,360,151	$ 13,073,899	$ 27,608,938	$ 11,346,361	$ 1,574,865	$ 76,964,214

Loans graded one through four are considered “pass” credits. At March 31, 2012, approximately 86% of the loan portfolio had a credit grade of “pass” compared to 84% at December 31, 2011.  For loans to qualify for this grade, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment. Consumer loans are assigned a “pass” credit rating unless something within the loan warrants a specific classification grade. As of March 31, 2012, we had loans totaling $1.4 million classified as special mention.  This classification is utilized when an initial concern is identified about the financial health of a borrower.  Loans are designated as such in order to be monitored more closely than other credits in the loan portfolio. At March 31, 2012, substandard loans totaled $8.8 million, with all loans being collateralized by real estate. Substandard credits are evaluated for impairment on a quarterly basis.

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

At March 31, 2012, impaired loans totaled $8.6 million, all of which were valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral. Market values were obtained using independent appraisals, updated in accordance with our reappraisal policy, or other market data such as recent offers to the borrower. As of March 31, 2012, we had loans totaling approximately $1.5 million that were classified in accordance with our loan rating policies but were not considered impaired. The following table summarizes information relative to impaired loans, by portfolio class, at March 31, 2012 and December 31, 2011.

	Unpaid principal balance	Recorded investment	Related allowance	Average impaired investment	Year to date interest income
March 31, 2012
With no related allowance recorded:
Single and multifamily residential real estate	$91,195	$ 91,195	$ -	$ 91,195	$ 884
Construction and development	2,189,102	2,189,102	-	2,202,168	33,831
Commercial real estate - other	1,425,411	1,375,899	-	865,445	-
With related allowance recorded:
Single and multifamily residential real estate	500,949	415,000	86,500	964,665	-
Construction and development	5,476,212	4,215,721	348,421	4,407,332	25,039
Commercial real estate - other	314,572	314,572	8,572	157,286	-
Consumer	-	-	-	37,830	-
Total:
Single and multifamily residential real estate	592,144	506,195	86,500	1,055,860	884
Construction and development	7,665,314	6,404,823	348,421	6,609,500	58,870
Commercial real estate - other	1,739,983	1,690,471	8,572	1,022,731	-
Consumer	-	-	-	37,830	-
	$ 9,997,441	$ 8,601,489	$ 443,493	$ 8,725,921	$ 59,754
December 31, 2011
With no related allowance recorded:
Single and multifamily residential real estate	$91,195	$91,195	$ -	$ 106,348	$ -
Construction and development	2,215,234	2,215,234	-	1,910,774	75,449
Commercial real estate - other	404,502	354,990	-	780,124	-
Commercial business	-	-	-	18,453	-
With related allowance recorded:
Single and multifamily residential real estate	1,600,279	1,514,330	141,830	2,001,323	-
Construction and development	6,038,519	4,598,943	383,421	6,078,709	100,694
Commercial real estate - other	-	-	-	404,916	9,907
Commercial business	-	-	-	18,453	-
Consumer	75,661	75,661	38,424	15,132	-
Total:
Single and multifamily residential real estate	1,691,474	1,605,525	141,830	2,107,671	-
Construction and development	8,253,753	6,814,177	383,421	7,989,483	176,143
Commercial real estate - other	404,502	354,990	-	1,185,040	9,907
Commercial business	-	-	-	36,906	-
Consumer	75,661	75,661	38,424	15,132	-
	$ 10,425,390	$ 8,850,353	$ 563,675	$ 11,334,232	$ 186,050

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

The carrying balance of troubled debt restructurings as of March 31, 2012 was $1.3 million and consisted of two performing loans within one relationship. The carrying balance of troubled debt restructurings as of December 31, 2011 was $1.3 million which consisted of two non-performing loans in one relationship, and the collateral securing these loans was subsequently transferred to real estate owned during the quarter ended March 31, 2012.

There were two commercial real estate loans that were modified during the three months ended March 31, 2012 totaling $1.3 million (pre-modification investment equaling post-modification investment). These loans were modified with a term concession.

There were no loans modified as troubled debt restructurings within the previous 12-month period for which there was a payment default during the three months ended March 31, 2012.

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

The following table summarizes activity related to our allowance for loan losses for the three months ended March 31, 2012 and 2011, by portfolio segment.

	Single and multifamily residential real estate	Construction and development	Commercial real estate - other	Commercial business	Consumer	Total
March 31, 2012
Allowance for loan losses:
Balance, beginning of period	$ 576,669	$ 688,847	$ 347,061	$ 412,808	$ 85,138	$ 2,110,523
Provision for loan losses	74,413	586,064	(305,038)	(363,173)	7,734	-
Loan charge-offs	(55,330)	(6,939)	-	-	(90,019)	(152,288)
Loan recoveries	-	-	-	-	-	-
Net loans charged-off	(55,330)	(6,939)	-	-	(90,019)	(152,288)
Balance, end of period	$ 595,752	$ 1,267,972	$ 42,023	$ 49,635	$ 2,853	$ 1,958,235

Individually reviewed for impairment	$ 86,500	$ 348,421	$ 8,572	-	$ -	$ 443,493
Collectively reviewed for impairment	509,252	919,551	33,451	49,635	2,853	1,514,742
Total allowance for loan losses	$ 595,752	$ 1,267,972	$ 42,023	$ 49,635	$ 2,853	$ 1,958,235

Gross loans, end of period:
Individually reviewed for impairment	$ 506,195	$ 6,404,823	$ 1,690,471	$ -	$ -	$ 8,601,489
Collectively reviewed for impairment	20,482,457	7,397,876	25,125,381	10,466,316	1,296,714	64,768,744
Total loans (gross of deferred fees)	$ 20,988,652	$ 13,802,699	$ 26,815,852	$ 10,466,316	$ 1,296,714	$ 73,370,233

March 31, 2011
Allowance for loan losses:
Balance, beginning of year	$ 859,255	$ 1,365,914	$ 473,504	$ 306,791	$ 57,028	$ 3,062,492
Provision for loan losses	135,359	740,328	35,240	(37,345)	(3,582)	870,000
Loan charge-offs	(360,696)	(636,432)	(25,706)	-	-	(1,022,834)
Loan recoveries	-	-	-	214,114	-	214,114
Net loans charged-off	(360,696)	(636,432)	(25,706)	214,114	-	(808,720)
Balance, end of year	$ 633,918	$ 1,469,810	$ 483,038	$ 483,560	$ 53,446	$ 3,123.772

Individually reviewed for impairment	$ 196,154	$ 879,993	$ 152,000	$ -	$ -	$ 1,228,147
Collectively reviewed for impairment	437,764	589,817	331,038	483,560	53,446	1,895,625
Total allowance for loan losses	$ 633,918	$ 1,469,810	$ 483,038	$ 483,560	$ 53,446	$ 3,123.772

Gross loans, end of period:
Individually reviewed for impairment	$ 2,017,236	$ 9,845,911	$ 1,430,870	$ -	$ -	$ 13,294,017
Collectively reviewed for impairment	23,751,524	7,145,117	32,196,165	12,638,943	1,495,898	77,227,647
Total loans (gross of deferred fees)	$ 25,768,760	$ 16,991,028	$ 33,627,035	$ 12,638,943	$ 1,495,898	$ 90,521,664

Portions of the allowance for loan losses may be allocated for specific loans or portfolio segments. However, the entire allowance for loan losses is available for any loan that, in management’s judgment, should be charged-off. Beginning first quarter 2012, we began using the average of the last eight quarters of our charge-off history versus the prior three years with a heavier weight on the most recent year, both adjusted for portfolio and economic factors. As a result, there were decreases in the commercial real estate and commercial business segments which were offset by increases in the other real estate segments.  While management utilizes the best judgment and information available to it, the ultimate adequacy of the allowance for loan losses depends on a variety of factors beyond our control, including the performance of our loan portfolio, the economy, changes in interest rates, and the view of the regulatory authorities toward loan classifications. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

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

Available-for-sale investment securities ($12,264,977 at March 31, 2012) are carried at fair value and measured on a recurring basis using Level 2 inputs (other observable inputs). Fair values are estimated by using bid prices and quoted prices of pools or tranches of securities with similar characteristics.

We do not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and a specific reserve within the allowance for loan losses is established or the loan is charged down to the fair value less costs to sell. At March 31, 2012, all impaired loans were evaluated on a nonrecurring basis based on the market value of the underlying collateral. Market values are generally obtained using independent appraisals or other market data, which the Company considers to be Level 2 inputs (other observable inputs). The aggregate carrying amount, net of specific reserves, of impaired loans carried at fair value at March 31, 2012 was $4,501,800.

Other real estate owned and repossessed assets, generally consisting of properties or other collateral obtained through foreclosure or in satisfaction of loans, are carried at fair value and measured on a non-recurring basis. Market values are generally obtained using independent appraisals or other current market information, including but not limited to offers received on a property, which the Company considers to be level 2 inputs (other observable inputs). The carrying amount of other real estate owned and repossessed assets carried at fair value at March 31, 2012 was $5,446,020.

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

The estimated fair values of the Company’s financial instruments at March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and due from banks	$ 8,356,675	$ 8,356,675	$ 5,651,491	$ 5,651,491
Federal funds sold	11,710,000	11,710,000	9,550,000	9,550,000
Investment securities available for sale	12,264,977	12,264,977	12,621,404	12,621,404
Non-marketable equity securities	898,600	898,600	918,350	918,350
Loans, net	71,314,445	70,464,482	74,778,838	73,856,166

Financial Liabilities:
Deposits	97,485,256	97,685,602	96,568,144	96,772,145
Federal Home Loan Bank advances	7,000,000	7,250,384	7,000,000	7,281,360
Securities sold under agreements to repurchase	22,509	22,509	107,777	107,777

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

•

loss of consumer confidence and economic disruptions resulting from terrorist activities or other military actions; and

•

other risks and uncertainties detailed our Annual Report on Form 10-K for the year ended December 31, 2011 and from time to time in our filings with the Securities and Exchange Commission.

These risks are exacerbated by the developments over the last three plus years in local, national and international financial markets, and we are unable to predict what effect these uncertain market conditions will continue to have on our Company. Beginning in 2008 and continuing through 2011, the capital and credit markets experienced unprecedented levels of extended volatility and disruption. During the first quarter of 2012, economic conditions, while slow by historical standards, have shown signs of stabilization. However, as a result of U.S. government fiscal challenges, continued volatility in European sovereign and bank debt, slow improvement in domestic employment conditions, and the economic and monetary policy statements by the Board of Governors of the Federal Reserve System (the “Federal Reserve”), it is difficult to predict if this stabilization is indicative of a lasting trend. Current economic reports are mixed and the outlook for the remainder of 2012 is unclear and does not yet indicate expectations of a sustained recovery. There can be no assurance that the current level of economic activity will not continue to materially and adversely impact the U.S. economy in general, the banking industry, and our business, financial condition and results of operations, as well as our ability to maintain sufficient capital or other funding for liquidity and business purposes.

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

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our audited consolidated financial statements as of December 31, 2011, as filed in our Annual Report on Form 10-K.

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

Overview

The following discussion describes our results of operations for the three month periods ended March 31, 2012 and 2011 and also analyzes our financial condition as of March 31, 2012.

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

•

On April 5, 2012, President Obama signed the Jumpstart Our Business Startup Act (the “JOBS Act”), which is intended to stimulate economic growth by helping smaller and emerging growth companies access the U.S. capital markets. The JOBS Act amends various provisions of, and adds new sections to, the Securities Act of

1933 and the Securities Exchange Act of 1934, as well as provisions of the Sarbanes-Oxley Act of 2002. In addition, under the JOBS Act, a bank or bank holding company is permitted to have 2,000 shareholders before being subject to public company requirements and to deregister from the SEC when its shareholder count falls below 1,200. The SEC has been directed to issue rules implementing these amendments by April 5, 2013. We are currently evaluating the effects that these amendments, as well as the full JOBS Act, will have on the Company.

Although it is likely that further regulatory actions will arise as the Federal government attempts to address the economic situation, we cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

Recent Regulatory Developments

On November 14, 2011, the Bank entered into a Consent Order (the “Consent Order”) with its primary regulator, the Office of the Comptroller of the Currency (the “OCC”), which, among other things, contains a requirement that the Bank maintain minimum capital levels that exceed the minimum regulatory capital ratios for “well-capitalized” banks. The minimum capital ratios for a bank are generally 8% for total capital, 4% for Tier 1 capital and 4% for leverage. To be eligible to be classified as “well-capitalized,” a bank must generally maintain a total capital ratio of 10% or more, a Tier 1 capital ratio of 6% or more, and a leverage ratio of 5% or more. The Consent Order requires the Bank to achieve Tier 1 capital at least equal to 9% of adjusted total assets, Tier 1 risk based capital at least equal to 10%, and total risk based capital at least equal to 12% of risk-weighted assets by March 31, 2012. As a result of the Consent Order, the Bank is no longer deemed “well-capitalized” regardless of its capital levels.  The Bank did not achieve these capital requirements by March 31, 2012; therefore, the OCC has the authority to subject us to further enforcement actions.

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

The Bank did not achieve these capital requirements as of March 31, 2012; however, the Board is taking aggressive action to stabilize the Bank’s balance sheet and pursue conservative operating initiatives to enhance profitability, while simultaneously pursuing other strategic initiatives to improve the Bank’s capital position, including raising additional capital, continuing to limit the Bank’s growth, and/or selling assets.

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

As of May 4, 2012, we are not aware of any violations of this provision of the Consent Order. All extensions of credit or modifications related to a criticized borrower have been properly approved by the Board.

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

As of May 4, 2012, we are not aware of any violations of this provision of the Consent Order.

Ensure, within 60 days of the effective date of the Consent Order (and thereafter, within 60 days from the receipt of any Report of Examination or other applicable correspondence from the OCC or any internal or external loan review), that proper collateral documentation is maintained on all loans and correct each collateral exception listed by the OCC or any other bank examiner.

As of May 4, 2012, we are not aware of any violations of this provision of the Consent Order.

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

As of May 4, 2012, we are not aware of any violations of this provision of the Consent Order.

We intend to take all actions necessary to enable the Bank to comply with the requirements of the Consent Order, and as of the date hereof we believe we have submitted all documentation required to the OCC. However, we were unable to increase our capital ratios to the requirements in the Consent Order by March 31, 2012. There can be no assurance that the Bank will be able to comply fully with the remaining provisions of the Consent Order, and the determination of our compliance will be made by the OCC. However, we have taken significant steps as noted above in an effort to comply with the provisions of the Consent Order and are continuing to work toward full compliance. We anticipate that we will also need additional capital in order to continue to absorb the potential write-downs needed to remove the majority of nonperforming assets from our balance sheet, given the particularly challenging real estate market.  In addition, we have recently performed a thorough review of our loan portfolio including both nonperforming loans and performing loans.  We have stress tested our borrowers’ abilities to repay their loans and believe that we have identified substantially all of the loans that could become problem assets in the near future.  We have projected our estimate of the future possible losses associated with these potential problem assets, which will also require additional capital if these potential losses are realized.   As a result of the recent downturn in the financial markets, the availability of many sources of capital has become significantly restricted or has become increasingly costly as compared to the prevailing market rates prior to the volatility.  We cannot predict when or if the capital markets will return to more favorable conditions.  We are actively evaluating a number of capital sources and balance sheet management strategies to ensure that our projected level of regulatory capital can support our balance sheet and meet or exceed the minimum requirements set forth in the Consent Order.

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

Results of Operations

Three months ended March 31, 2012 and 2011

We recorded net income of $189,023, or $0.09 per diluted share, for the quarter ended March 31, 2012, an increase of $1.7 million, or 113%, compared to a net loss of $1.5 million, or $0.71 per diluted share, for the quarter ended March 31, 2011. This change from a net loss to a net income position between comparable quarters was primarily driven by a gain on the sale of a bank-owned property, zero provision for loan losses and reduced net changes in fair value and losses on other real estate owned. Each of these components is discussed in greater detail below.

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the three months ended March 31, 2012 and 2011. We derived these yields by dividing annualized income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. The net amount of capitalized loan fees are amortized into interest income on loans.

	For the Three Months Ended March 31,
	2012			2011

	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

Federal funds sold and other	$ 10,343,010	$ 12,174	0.47%	$ 8,585,734	$ 12,226	0.58%
Investment securities (1)	12,839,033	87,260	2.73	10,515,426	75,737	2.92
Loans (2)	76,242,072	1,006,529	5.30	92,937,199	1,115,729	4.87
Total interest-earning assets	$ 99,424,115	$ 1,105,963	4.46%	$ 112,038,359	$ 1,203,692	4.36%

NOW accounts	$ 5,773,544	$ 5,562	0.39%	$ 6,144,809	$ 10,659	0.70%
Savings & money market	36,989,970	68,954	0.75	33,983,710	100,850	1.20
Time deposits (excluding brokered time deposits)	37,947,543	104,237	1.10	32,933,151	136,486	1.68
Brokered time deposits	8,436,534	50,062	2.38	24,681,697	139,283	2.29
Total interest-bearing deposits	89,147,591	228,815	1.03	97,743,367	387,278	1.61
Borrowings	7,154,685	52,737	2.96	7,085,742	52,146	2.98
Total interest-bearing liabilities	$ 96,302,276	$ 281,552	1.17%	$ 104,829,109	$ 439,424	1.70%

Net interest spread			3.29%			2.66%
Net interest income/ margin		$ 824,411	3.33%		$ 764,268	2.77%

(1)

The average balances for investment securities exclude the unrealized gain recorded for available for sale securities.

(2)

Nonaccrual loans are included in average balances for yield computations.

For the three months ended March 31, 2012, we recognized $1.1 million in interest income and $281,552 in interest expense, resulting in net interest income of $824,411, an increase of $60,143, or 8%, over the same period in 2011. Average earning assets decreased to $99.4 million for the three months ended March 31, 2012 from $112.0 million for the three months ended March 31, 2011, a decrease of $12.6 million, or 11%. This decrease in earning assets was primarily due to a $16.7 million decrease in average loans between periods offset by a $2.3 million increase in investment securities and a $1.8 million increase in federal funds sold. Average interest bearing liabilities decreased to $96.3 million for the three months ended March 31, 2012 from $104.8 million for the three months ended March 31, 2011, a decrease of $8.5 million, or 8%. During 2009, we adopted measures to promote the long term stability of the Bank. These measures included restructuring the balance sheet to focus on credit quality and management of our funding sources to increase liquidity and the net interest margin. As a result, average loans have decreased between periods, with funds from net loan payoffs being used to repay FHLB advances and brokered time deposits as well as to strengthen our liquidity position through cash and the investment securities portfolio. Net interest margin, calculated as annualized net interest income divided by average earning assets, increased from 2.77% for the quarter ended March 31, 2011 to 3.33% for the quarter ended March 31, 2012, primarily due to a decrease in cost of funds from 1.70% to 1.17% between periods, as well as an increase in yield on earning assets from 4.36% to 4.46% between periods, due to the mix of liabilities and the timing of their repricing.

We did not recognize any provision for loan losses for the quarter ended March 31, 2012, representing a decrease of $870,000, or 100%, compared to the expense of $870,000 for the quarter ended March 31, 2011. The allowance as a percentage of gross loans decreased to 2.67% as of March 31, 2012 compared to 2.74% at December 31, 2011.  Specific reserves were approximately $443,000 on impaired loans of $8.6 million as of March 31, 2012 compared to specific reserves of approximately $564,000 on impaired loans of $8.9 million as of December 31, 2011. As of March 31, 2012, the general reserve allocation was 2.34% of gross loans not impaired compared to 2.27% as of December 31, 2011. The sharp decrease in provision for loan losses for the current quarter is due to the significant decrease in loan balances between the comparable periods and a decrease in net charge-off levels combined with a lack of new required specific reserves. As discussed above, we reallocated our reserves between loan types due to a shift to an eight quarter charge-off history, adjusted for portfolio and economic factors, as a basis for our loss factors in our allowance model. For the quarter ended March 31, 2011, the large provision expense was a result of higher impaired and nonaccrual loans, and their related specific reserves, in addition to an increase in the general allowance allocation due to declining economic conditions and increased charge-off levels. Though we continue to have elevated levels of non-performing loans, we did experience a decrease in non-performing loans and net charge-offs during the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011.  The provision for loan losses is discussed further below under “Provision and Allowance for Loan Losses.”

For the three months ended March 31, 2012, noninterest income was $62,682 compared to $54,734 for the three months ended March 31, 2011, an increase of $7,948, or 15%, between comparable periods. Other noninterest income for the three months ended March 31, 2012 and 2011 was derived from service charges on deposits, customer service fees, gains on investment securities sales, and mortgage origination income. In addition, we recognized a gain of $15,990 on the sale of investment securities available for sale.

During the current quarter, we incurred noninterest expenses of $698,070, compared to noninterest expenses of $1.4 million for the quarter ended March 31, 2011, a decrease of $732,234, or 51%. This decrease in noninterest expenses for the three month period ended March 31, 2012 primarily resulted from a decrease of $865,399, or 164%, in real estate owned activity which includes expenses to carry other real estate, gains and losses on sales of other real estate, as well as write-downs on real estate owned. Included in real estate owned activity is a $522,000 gain on the sale of a piece of property originally purchased by the Bank to be used as a future headquarters but was transferred to other real estate owned upon entering into a contract to sell the property. In addition, the decrease in expense was attributable to a property which incurred a large write-down during the quarter ended March 31, 2011 based on an appraisal received in that year. Write-downs or recoveries and gains or losses are charged against income, if necessary, as a result of our regular review of the fair value of repossessed property. Offsetting this large decrease was an increase in compensation and benefits of $34,827 due to vacant positions in the March 31, 2011 quarter which were filled prior to the quarter ended March 31, 2012. In addition, professional fees increased $103,030 due to consulting and legal expenses related to compliance with our Consent Order as well as strategic initiatives to increase capital.

We did not recognize any income tax benefit or expense for the three months ended March 31, 2012 and 2011. Accounting literature states that a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized. The determination of whether a deferred tax asset is realizable is based on weighting all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified. During our September 30, 2010 quarterly analysis of the valuation allowance recorded against our deferred tax assets, we determined that it was not more likely than not that our deferred tax assets will be recognized in future years due to the continued decline in credit quality and the resulting impact on net interest margin, increased net losses, and negative impact on capital as a result of provision for loan losses and write-downs on other real estate owned, and booked a 100% valuation allowance against the deferred tax asset. We will continue to analyze our deferred tax assets and related valuation allowance each quarter taking into account performance compared to forecast and current economic or internal information that would impact forecasted earnings. No expense was recognized on net income for the quarter ended March 31, 2012 due to the Company’s large cumulative net operating loss carry-forward position as well as the 100% valuation allowance on our deferred tax assets. The net income for the quarter ended March 31, 2012 does not represent a trend toward sustained profitability.

Assets and Liabilities

General

Total assets as of March 31, 2012 were $113.4 million, representing an increase of $1.1 million, or 1%, compared to December 31, 2011. The increase in assets is due to an increase in deposits of approximately $917,000 which contributed to the increase in our cash and cash equivalents.  Loans decreased $3.5 million, which was the result of $2.1 million of net loan payoffs and $1.4 million in transfers between loans and other real estate owned. Other real estate owned remained relatively flat due to the repossession of four properties offset by the sale of two properties as well as net write-downs taken during the three months ended March 31, 2012. Investment securities decreased due to mortgage-backed securities repayments of approximately $415,000. These decreases were offset by an increase in cash and cash equivalents of $4.9 million. At March 31, 2012, our total assets consisted principally of $20.1 million in cash and due from banks, $12.3 million in investment securities, $71.3 million in net loans, $2.3 million in property and equipment and $5.4 million in other real estate owned and repossessed assets. Our management closely monitors and seeks to maintain appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and demand.

Liabilities at March 31, 2012 totaled $104.8 million, representing an increase of approximately $888,000, or 9%, compared to December 31, 2011, and consisted principally of $97.5 million in deposits and $7.0 million in borrowings. Our borrowings consisted of FHLB advances and customer repurchase agreements. At March 31, 2012, shareholders’ equity was $8.7 million compared to $8.4 million at December 31, 2011. The increase in shareholders’ equity was due to net income of $189,023 for the three months ended March 31, 2012 as well as an increase in unrealized gains on investment securities.

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, we invest a substantial percentage of our earning assets in our loan portfolio. At March 31, 2012, our gross loan portfolio consisted primarily of $47.4 million of commercial real estate loans, $10.5 million of commercial business loans, and $15.5 million of consumer and home equity loans. Our current loan portfolio composition is not materially different than the loan portfolio composition disclosed in the footnotes to the consolidated financial statements included in our Annual Report on Form 10-K for 2011 as filed with the SEC. We experienced net payoffs of $2.1 million during the three months ended March 31, 2012 due to low market demand, careful consideration of liquidity needs and credit risk management.

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

Past due payments are often one of the first indicators of a problem loan. We perform a continuous review of our past due report in order to identify trends that can be resolved quickly before a loan becomes significantly past due. We determine past due and delinquency status based on the contractual terms of the note. When a borrower fails to make a scheduled loan payment, we attempt to cure the default through several methods including, but not limited to, collection contact and assessment of late fees.  Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest (unless the loan is well-collateralized and in the process of collection), or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful.  When a loan is placed in nonaccrual status, interest accruals are discontinued and income earned but not collected is reversed. Cash receipts on nonaccrual loans are not recorded as interest income, but are used to reduce principal.

Refer to Note 4, Loans, for a table summarizing delinquencies and nonaccruals, by portfolio class, as of March 31, 2012 and December 31, 2011.  Total delinquent and nonaccrual loans increased slightly from $6.4 million at December 31, 2011 to $6.6 million at March 31, 2012, an increase of $220,595 or 3%. This increase was a result of movement in several categories. Nonaccrual loans remained flat during the quarter due to the repossession of single and multifamily residential real estate and construction and development properties in satisfaction of loans offset by one construction and development loan moving to nonaccrual status. At March 31, 2012, nonaccrual loans represented 6.7% of gross loans compared to 6.6% of gross loans as of December 31, 2011. Loans past due 30-89 days are considered potential problem loans and amounted to $488,198 at March 31, 2012 compared to $1,357,427 at December 31, 2011. The decrease in this category is primarily due to two loans which returned to current status. During the quarter ended March 31, 2012, one loan became >90 days past due but is still accruing interest as the loan is well-secured and in the process of collection through normal means. Management does not believe there is doubt as to the full colletability of principal and interest on this loan.   This relationship will be brought current as to principal and interest in May based on scheduled lot sales.

Another method used to monitor the loan portfolio is credit grading. As part of the loan review process, loans are given individual credit grades, representing the risk we believe is associated with the loan balance. Credit grades are assigned based on factors that impact the collectability of the loan, the strength of the borrower, the type of collateral, and loan performance. Commercial loans are individually graded at origination and credit grades are reviewed on a regular basis in accordance with our loan policy. Consumer loans are assigned a “pass” credit rating unless something within the loan warrants a specific classification grade. Refer to Note 4, Loans, for a table summarizing management’s internal credit risk grades, by portfolio class, as of March 31, 2012 and December 31, 2011.

Loans graded one through four are considered “pass” credits. At March 31, 2012, approximately 86% of the loan portfolio had a credit grade of “pass” compared to 84% at December 31, 2011.  For loans to qualify for this grade, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment. Consumer loans are assigned a “pass” credit rating unless something within the loan warrants a specific classification grade.

Loans with a credit grade of five are not considered classified; however they are categorized as a special mention or watch list credit, and are considered potential problem loans. This classification is utilized by us when we have an initial concern about the financial health of a borrower.  These loans are designated as such in order to be monitored more closely than other credits in our portfolio. We then gather current financial information about the borrower and evaluate our current risk in the credit.  We will then either reclassify the loan as “substandard” or back to its original risk rating after a review of the information.  There are times when we may leave the loan on the watch list, if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we determine to review the loan on a more regular basis.  Loans on the watch list are not considered problem loans until they are determined by management to be classified as substandard. As of March 31, 2012, we had loans totaling $1.4 million on the watch list compared to $1.6 million as of December 31, 2011, a decrease of approximately $176,000 million or 11%. This decrease in watch list loans was due to the full payoff of one loan within this category. No loans were added to the watch list during the quarter ended March 31, 2012 nor were any loans downgraded during the quarter.

Loans graded six or greater are considered classified credits. At March 31, 2012 and December 31, 2011, classified loans totaled $8.8 million and $10.7 million, respectively. The decrease in this category of $1.9 million, or 18%, during the three months ended March 31, 2012 is due to the repossession of four properties totaling $1.4 million, charge-offs of approximately $152,000, and the upgrade of one relationship in the amount of $507,000 to “pass” based on the strength of the borrower which changed due to an acquisition of a related entity. Classified credits are evaluated for impairment on a quarterly basis.

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

At March 31, 2012, impaired loans totaled $8.6 million, all of which were valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral.  Market values were obtained using independent appraisals, updated in accordance with our reappraisal policy, or other market data such as recent offers to the borrower. As of March

31, 2012, we had loans totaling approximately $160,000 that were classified in accordance with our loan rating policies but were not considered impaired. Refer to Note 4, Loans, for a table summarizing information relative to impaired loans, by portfolio class, at March 31, 2012 and December 31, 2011.

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

The carrying balance of troubled debt restructurings as of March 31, 2012 was $1.3 million and consisted of two performing loans within one relationship. The carrying balance of troubled debt restructurings as of December 31, 2011 was $1.3 million which consisted of two non-performing loans in one relationship, and the collateral securing these loans was subsequently transferred to real estate owned during the quarter ended March 31, 2012.

There were two commercial real estate loans that were modified during the three months ended March 31, 2012 totaling $1.3 million (pre-modification investment equaling post-modification investment). These loans were modified with a term concession.

There were no loans modified as troubled debt restructurings within the previous 12-month period for which there was a payment default during the three months ended March 31, 2012.

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. At March 31, 2012, the allowance for loan losses was $2.0 million, or 2.67% of gross loans, compared to $2.1 million at December 31, 2011, or 2.74% of gross loans. This decrease in the allowance for loan losses is due to charge-offs taken against specific reserves, as well as payoffs in our residentitial and commercial real estate portfolios, which carry higher historical loss ratios and, consequently, higher reserve factors within our allowance model.

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

Our allowance for loan losses consists of both specific and general reserve components. The specific reserve component relates to loans that are impaired loans as defined in FASB ASC Topic 310, “Receivables”. Loans determined to be impaired are excluded from the general reserve calculation described below and evaluated individually for impairment. Impaired loans totaled $8.6 million at March 31, 2012, with an associated specific reserve of $443,493. See Note 4, Loans, as well as the above discussion under “Loan Performance and Credit Quality” for additional information related to impaired loans.

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

Refer to Note 4, Loans, for a table summarizing activity related to our allowance for loan losses for the three months ended March 31, 2012 and 2011, by portfolio segment. As of March 31, 2012, the allowance for loan losses was $2.0 million, or 2.67% of gross loans, compared to $2.1 million, or 2.74% of gross loans, as of December 31, 2011 and $3.1 million, or 3.45% of gross loans, as of March 31, 2011. We recognized zero provision for loan losses for the three months ended March 31, 2012, a decrease of $870,000, or 100%, compared to the expense of $870,000 for the three months ended March 31, 2011. Net loan charge-offs decreased significantly during the quarter ended March 31, 2012, from $808,720 for the three months ended March 31, 2011 to $152,288 for the three months ended March 31, 2012, a decrease of $656,432 or 81%. This decrease in net charge-offs is due to elevated levels of net charge-offs in 2011 due to the impact of the extended duration of this economic deterioration on our borrowers as well as poor asset quality trends in our loan portfolio.  Charge-offs thus far in 2012 relate to unsecured consumer loans and write-downs of collateral to fair value, against specific reserves, at the time of repossession. The charge-offs during the three months ended March 31, 2011 were partial charge-offs taken on certain collateral-dependent loans within our real estate portfolio segments. Partial charge-offs were based on recent appraisals and evaluations on commercial real estate loans in the process of foreclosure. Loans with partial charge-offs are typically considered impaired loans and remain on nonaccrual status.  As new appraisals have been obtained late in 2011 and early in 2012 in accordance with our re-appraisal policy, deteriorations in collateral values have slowed resulting in fewer partial charge-offs.

Other Real Estate Owned and Repossessed Assets

As of March 31, 2012 and December 31, 2011, we had $5.4 million in other real estate owned and $39,457 in repossessed assets. During the three months ended March 31, 2012, four pieces of collateral were obtained from three loan relationships that went through the foreclosure process. We also completed the sale of two repossessed properties. The following table summarizes changes in other real estate owned and repossessed assets for the three months ended March 31, 2012:

2012
Balance at beginning of period	$ 5,389,501
Repossessed property acquired in settlement of loans	1,379,030
Sales of repossessed property	(1,733,944)
Gain on sale and write-downs of repossessed property, net	411,433
Balance at end of period	$ 5,446,020

As of March 31, 2012, other real estate owned consisted of residential land lots valued at $1.2 million, 1-4 family residential dwellings valued at $1.7 million, commercial land valued at $1.9 million and commercial office space valued at $581,212. Repossessed assets consisted of equipment valued at $39,457. These assets are being actively marketed with the primary objective of liquidating the collateral at a level which most accurately approximates fair value and allows recovery of as much of the unpaid principal loan balance as possible upon the sale of the asset within a reasonable period of time. Based on currently available valuation information, the carrying value of these assets is believed to be representative of their fair value less estimated costs to sell, although there can be no assurance that the ultimate proceeds from the sale of these assets will be equal to or greater than their carrying values, particularly in the current real estate environment and the continued downward trend in third party appraised values.

Deposits

Our primary source of funds for loans and investments is our deposits. At March 31, 2012, we had $97.5 million in deposits, representing an increase of $917,112, or 1%, compared to December 31, 2011. Deposits at March 31, 2012 consisted primarily of $15.4 million in demand deposit accounts, $38.0 million in money market accounts and $43.6 million in time deposits. During the fourth quarter of 2006, we began obtaining deposits outside of our local market area in the form of brokered time deposits. Due to the interest rate environment in our market, as well as strong competition from other banking and financial services companies in gathering deposits, brokered time deposits allowed us to obtain funding in order to support loan growth. However, due to regulatory constraints, including as a result of our Consent Order, we can no longer accept brokered time deposits without prior approval from the FDIC. At March 31, 2012, we had $5.5 million in brokered time deposits, a decrease of $4.0 million compared to December 31, 2011 balances of $9.5 million.   Our strong customer deposit growth during 2011 and thus far in 2012, along with the decrease in our loan portfolio, enabled us to maintain a strong liquidity position while decreasing our reliance on brokered deposits, thereby lowering our cost of interest-bearing liabilities. We will continue to reduce our reliance on brokered time deposits and other noncore funding sources, while focusing our efforts to gather core deposits in our local market. Our loan-to-deposit ratio was 75.2% and 79.6% at March 31, 2012 and December 31, 2011, respectively.

Since January 20, 2010, we have had to obtain written approval from the OCC to accept, renew or rollover brokered time deposits, and as a result of the Consent Order we are no longer permitted to renew or rollover brokered time deposits without the permission of the FDIC. During the next six months of 2012, we have $3.9 million of brokered deposits maturing. We believe we have adequate funding sources available to pay off brokered deposits as they mature. See additional discussion below under “Liquidity.”

Borrowings

We use borrowings to fund growth of earning assets in excess of deposit growth. Borrowings totaled $7.0 million at March 31, 2012, compared to $7.1 million at December 31, 2011. FHLB advances accounted for $7.0 million of total borrowings as of March 31, 2012 and December 31, 2011. These advances are secured with approximately $50.0 million of first and second mortgage loans and $646,800 of stock in the FHLB.  The remaining balance in borrowings represents customer repurchase agreements.

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

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits within our market. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. Our investment securities available for sale at March 31, 2012 amounted to $12.3 million, or 10.8% of total assets. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  At March 31, 2012, $4.7 million of our investment portfolio was pledged against outstanding debt. Therefore, the related debt would need to be repaid prior to the securities being sold and converted to cash.

We plan to continue reducing brokered time deposits during 2012, and have set aside liquid assets to pay the $3.9 million in brokered deposits that are scheduled to mature by September 30, 2012.   As brokered deposits and advances have matured in 2011 and 2012, we have not replaced these funds with wholesale funding as we have sought to reduce our reliance on brokered time deposits and other noncore funding sources. Since January 20, 2010, we have had to obtain written approval from the OCC to accept, renew or rollover brokered time deposits, and under the terms of the Consent Order we are no longer permitted to renew or rollover brokered time deposits without the permission of the FDIC. We believe we have adequate funding sources available to pay off brokered deposits as they mature.

We are a member of the FHLB, from which applications for borrowings can be made for leverage purposes. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. At March 31, 2012, we had collateral that would support approximately $5.6 million in additional borrowings. Like all banks, we are subject to the FHLB’s credit risk rating policy which assigns member institutions a rating which is reviewed quarterly.  The rating system utilizes key factors such as loan quality, capital, liquidity, profitability, etc.  During the fourth quarter of 2010, the FHLB downgraded our credit risk rating, which resulted in decreased borrowing availability (total line reduced to 15% of total assets from 20% of total assets) and increased collateral requirements (moved to 125% of borrowings from 115%). Our ability to access our available borrowing capacity from the FHLB in the future is subject to our rating and any subsequent changes based on our financial performance as compared to factors considered by the FHLB in their assignment of our credit risk rating each quarter.

We also pledge collateral to the Federal Reserve Bank’s Borrower-in-Custody of Collateral program, and our available credit under this program was approximately $8.3 million as of March 31, 2012. During the second quarter of 2011, we were informed by the Federal Reserve Bank that our available credit under the Borrower-in-Custody of Collateral program had been moved from Primary Credit to Secondary Credit, meaning borrowing requests have to be reviewed and approved in advance, and advances are to be short term in nature. This change also resulted in an increase in our collateral requirements and a corresponding decrease in our borrowing capacity with the Federal Reserve Bank.

We have a $2.0 million federal funds purchased line of credit through a correspondent bank that is secured by investment securities, but has not been utilized.

We believe our liquidity sources are adequate to meet our operating needs. However, we continue to carefully focus on liquidity management during 2012. Comprehensive weekly and monthly liquidity analyses serve management as vital decision-making tools by providing summaries of anticipated changes in loans, investments, core deposits, and wholesale funds. These internal funding reports provide management with the details critical to anticipate immediate and long-term cash requirements, such as expected deposit runoff, loan paydowns and amount and cost of available borrowing sources, including secured overnight federal funds lines with our various correspondent banks.

The level of liquidity is measured by the cash, cash equivalents, and investment securities available for sale to total assets ratio, which was at 28.5% at March 31, 2012 compared to 24.8% as of December 31, 2011. The increase in liquidity is due to net loan payoffs of $2.1 million and an increase in deposits of $917,112 during the three months ended March 31, 2012.

Impact of Off-Balance Sheet Instruments

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities.  These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2012, we had issued commitments to extend credit of $9.8 million through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Commitments and Contingencies

As of March 31, 2012, there were no significant firm commitments outstanding for capital expenditures.

Capital Resources

Total shareholders' equity increased to $8.7 million at March 31, 2012 from $8.4 million at December 31, 2011, due to net income of $189,023 for the three months ended March 31, 2012 as well as an increase in unrealized gains on investment securities. We believe that our capital is sufficient to fund the activities of our Bank’s operations; however, the rate of net losses has deteriorated our capital base below our established individual minimum capital ratios as discussed in greater detail below. We have not been immune to the unprecedented levels of extended volatility and disruption in the capital and credit markets and can give no assurances with respect to our capital levels.

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

On November 14, 2011, the Bank entered into a Consent Order with its primary regulator, the OCC, which contains a requirement that the Bank maintain minimum capital requirements that exceed the minimum regulatory capital ratios for “well-capitalized” banks. The Consent Order requires the Bank to achieve Tier 1 capital at least equal to 9% of adjusted total assets, Tier 1 risk based capital at least equal to 10%, and total risk based capital at least equal to 12% of risk-weighted assets by March 31, 2012. As a result of the Consent Order, the Bank is no longer deemed “well-capitalized” regardless of its capital levels.  The Bank did not achieve these capital requirements by March 31, 2012; therefore, the OCC has the authority to subject us to further enforcement actions. See additional discussion above under “Recent Regulatory Developments.”

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at March 31, 2012 and December 31, 2011.

(Dollars in thousands)

			Per capital directive of the Consent Order		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Actual		Minimum		Minimum		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2012
Total Capital (to risk weighted assets)	$ 9,575,000	11.2%	$10,237,000	12.0%	$ 6,824,000	8.0%	$8,531,000	10.0%
Tier 1 Capital (to risk weighted assets)	8,497,000	10.0	8,531,000	10.0	3,412,000	4.0	5,118,000	6.0
Tier 1 Capital (to average assets)	8,497,000	7.6	10,055,000	9.0	4,469,000	4.0	5,586,000	5.0

As of December 31, 2011
Total Capital (to risk weighted assets)	$ 9,420,000	10.7%	$10,550,000	12.0%	$ 7,033,000	8.0%	$8,792,000	10.0%
Tier 1 Capital (to risk weighted assets)	8,308,000	9.5	8,792,000	10.0	3,517,000	4.0	5,275,000	6.0
Tier 1 Capital (to average assets)	8,308,000	7.3	10,266,000	9.0	4,563,000	4.0	5,703,000	5.0

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and acting Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and acting Principal Financial and Accounting Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2012. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Default Upon Senior Securities

Not applicable

Item 4.  Mine Safety Disclosures

Not applicable

Item 5. Other Information

As previously disclosed in our report on Form 8-K filed on April 4, 2012, Kimberly D. Barrs resigned as Executive Vice President and Acting Chief Financial Offer of the company and the Bank effective as of April 30, 2012. Lawrence R. Miller, the Chief Executive officer of the Company and the Bank, is serving as the acting Principal Financial and Accounting Officer as of January 1, 2012.

Item 6. Exhibits

31.1

Rule 13a-14(a) Certification of the Principal Executive Officer and acting Principal Financial and Accounting Officer.

32

Section 1350 Certifications.

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2012 and 2011, (iii) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (v) Notes to Consolidated Financial Statements*.

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

Date: May 4, 2012

By:  /s/ Lawrence R. Miller

Lawrence R. Miller

Chief Executive Officer and acting Principal Financial

and Accounting Officer

EXHIBIT INDEX

Exhibit

Number

Description

31.1

Rule 13a-14(a) Certification of the Principal Executive Officer and acting Principal Financial and Accounting Officer.

32

Section 1350 Certifications.

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2012 and 2011, (iii) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (v) Notes to Consolidated Financial Statements*.

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