Form 10-Q/A
period 2012-03-31
Independence Bancshares, Inc.
filed 2012-05-04
CIK 1311828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment #1

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

Independence Bancshares, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Interest income
Loans	$ 1,006,529	$ 1,115,729
Investment securities	87,260	75,737
Federal funds sold and other	12,174	12,226
Total interest income	1,105,963	1,203,692

Interest expense
Deposits	228,815	387,278
Borrowings	52,737	52,146
Total interest expense	281,552	439,424

Net interest income	824,411	764,268

Provision for loan losses	-	870,000

Net interest income (expense) after provision for loan losses	824,411	(105,732)

Noninterest income	62,682	54,734

Noninterest expenses
Compensation and benefits	$ 448,800	$ 413,973
Real estate owned activity	(337,466)	527,933
Occupancy and equipment	142,114	147,720
Insurance	116,789	125,662
Data processing and related costs	79,563	76,316
Professional fees	175,845	72,815
Other	72,425	65,885
Total noninterest expenses	698,070	1,430,304

Income (loss) before income tax expense	189,023	(1,481,302)

Income tax expense	-	-

Net income (loss)	$ 189,023	$ (1,481,302)

Other comprehensive income (loss), net of tax
Gross unrealized gain on investment securities available for sale, net of tax	$ 56,928	$ 395
Reclassification adjustment included in net income, net of tax	(10,553)	-
Other comprehensive income	46,375	395

Total comprehensive income (loss)	$ 235,398	$ (1,480,907)

Income (loss) per common share – basic and diluted	$ 0.09	$ (0.71)

Weighted average common shares outstanding – basic and diluted	2,085,010	2,085,010

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

EXPLANATORY NOTE

Independence Bancshares, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to correct a calculation inconsistency under the Statements of Operations and Comprehensive Income (Loss) & Statements of Changes in Shareholders’ Equity both under unrealized gain on investment securities available for sale, net of tax, and also to include XBRL (Extensible Business Reporting Language) information in Exhibit 101 that was excluded due to a printer error from our timely filed Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012, as provided for under Rule 405 of the Securities and Exchange Commission’s Regulation S-T. This Amendment No. 1 makes no other changes to the Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 4, 2012.

Exhibit 101 provides the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2012 and 2011, (iii) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (v) Notes to Consolidated Financial Statements*.

EXHIBITS

Exhibit Number	Exhibit Description

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

____________________
(*) In accordance with Rule 402 of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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