Form 10-Q
period 2012-06-30
Independence Bancshares, Inc.
filed 2012-08-14
CIK 1311828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2012

OR

_____	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________ to __________

Commission File No. 000-51907

Independence Bancshares, Inc.
(Exact name of registrant as specified in its charter)

South Carolina (State or other jurisdiction of incorporation)	20-1734180 (I.R.S. Employer Identification No.)

500 East Washington Street Greenville, South Carolina 29601 (Address of principal executive offices)

(864) 672-1776 (Registrant’s telephone number, including area code)
________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]    No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]    No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large accelerated filer [    ]    Accelerated filer [    ]     Non-accelerated [    ]    Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [    ]    No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,085,010 shares of common stock, $.01 par value per share, were issued and outstanding as of August 14, 2012.

Independence Bancshares, Inc.

Part I — Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets

	June 30, 2012 (unaudited)	December 31, 2011 (audited)
Assets
Cash and due from banks	$9,321,337	$5,651,491
Federal funds sold	7,505,000	9,550,000
Investment securities available for sale	15,901,300	12,621,404
Non-marketable equity securities	771,800	918,350
Loans, net of allowance for loan losses of $1,942,262 and $2,110,523, respectively	70,032,891	74,778,838
Accrued interest receivable	291,034	296,679
Property and equipment, net	2,257,814	2,341,739
Other real estate owned and repossessed assets	5,453,475	5,389,501
Other assets	799,837	757,151
Total assets	$112,334,488	$112,305,153
Liabilities
Deposits:
Noninterest bearing	$7,775,142	$7,003,423
Interest bearing	88,657,485	89,564,721
Total deposits	96,432,627	96,568,144
Borrowings	7,000,000	7,000,000
Securities sold under agreements to repurchase	157,559	107,777
Accrued interest payable	50,411	56,986
Accounts payable and accrued expenses	185,014	143,573
Total liabilities	103,825,611	103,876,480
Commitments and contingencies
Shareholders’ equity
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued	—	—
Common stock, par value $.01 per share; 100,000,000 shares authorized; 2,085,010 shares issued and outstanding	20,850	20,850
Additional paid-in capital	21,102,085	21,102,085
Accumulated other comprehensive income	39,679	84,450
Accumulated deficit	(12,653,737)	(12,778,712)
Total shareholders’ equity	8,508,877	8,428,673
Total liabilities and shareholders’ equity	$112,334,488	$112,305,153

The accompanying notes are an integral part of these consolidated financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest income
Loans	$949,361	$1,062,599	$1,955,891	$2,178,328
Investment securities	96,196	74,535	183,456	150,272
Federal funds sold and other	12,675	11,807	24,848	24,033
Total interest income	1,058,232	1,148,941	2,164,195	2,352,633
Interest expense
Deposits	196,444	350,585	425,259	737,863
Borrowings	52,690	53,230	105,427	105,376
Total interest expense	249,134	403,815	530,686	843,239

Net interest income	809,098	745,126	1,633,509	1,509,394
Provision for loan losses	42,750	(60,000)	42,750	810,000

Net interest income after provision for loan losses	766,348	805,126	1,590,759	699,394
Noninterest income	174,308	41,349	236,990	96,083

Noninterest expenses
Compensation and benefits	457,938	418,260	906,738	832,233
Real estate owned activity	41,088	(111,861)	(296,378)	416,070
Occupancy and equipment	131,360	139,263	273,474	286,983
Insurance	113,370	127,588	230,158	253,250
Data processing and related costs	79,474	74,788	159,037	151,104
Professional fees	93,112	85,955	268,957	158,770
Other	88,362	79,790	160,788	145,677
Total noninterest expenses	1,004,704	813,783	1,702,774	2,244,087

Income (loss) before income tax expense (benefit)	(64,048)	32,692	124,975	(1,448,610)

Income tax expense (benefit)	-	-	-	-
Net income (loss)	$(64,048)	$32,692	$124,975	$(1,448,610)

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on investment securities available for sale, net of tax	(18,279)	77,252	38,649	77,647
Reclassification adjustment included in net income, net of tax	(72,867)	—	(83,420)	—
Other comprehensive income (loss)	(91,146)	77,252	(44,771)	77,647

Total comprehensive income (loss)	$(155,194)	$109,944	$80,204	$(1,370,963)
Income (loss) per common share — basic and diluted	$(.03)	$.02	$.06	$(0.69)

Weighted average common shares outstanding — basic and diluted	2,085,010	2,085,010	2,085,010	2,085,010

The accompanying notes are an integral part of these consolidated financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Changes in Shareholders’ Equity
(unaudited)

	Common stock		Additional	Accumulated other comprehensive	Accumulated
	Shares	Amount	paid-in capital	income	deficit	Total
December 31, 2010	2,085,010	$20,850	$21,095,485	$34,725	$(10,699,716)	$10,451,344
Compensation expense related to stock options granted	—	—	6,600	—	—	6,600
Net loss	—	—	—	—	(1,448,610)	(1,448,610)
Unrealized gain on investment securities available for sale, net of tax	—	—	—	77,647	—	77,647
June 30, 2011	2,085,010	$20,850	$21,102,085	$112,372	$(12,148,326)	$9,086,981
December 31, 2011	2,085,010	$20,850	$21,102,085	$84,450	$(12,778,712)	$8,428,673
Net income	—	—	—	—	124,975	124,975
Unrealized loss on investment securities available for sale, net of tax	—	—	—	(44,771)	—	(44,771)
June 30, 2012	2,085,010	$20,850	$21,102,085	$39,679	$(12,653,737)	$8,508,877

The accompanying notes are an integral part of these consolidated financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2012	2011
Operating activities
Net income (loss)	$124,975	$(1,448,610)
Adjustments to reconcile net income (loss) to cash used in operating activities
Provision for loan losses	42,750	810,000
Depreciation	86,856	98,782
Amortization of investment securities premiums, net	42,452	12,336
Compensation expense related to stock options granted	—	6,600
Gain on sale of investment securities	(126,395)	—
Net changes in fair value and losses on other real estate owned and repossessed assets	(411,433)	239,217
Increase in other assets, net	(37,041)	(286,219)
Increase in other liabilities, net	24,668	4,084
Net cash used in operating activities	(253,168)	(563,810)

Investing activities
Repayments of loans, net	3,224,967	5,572,427
Purchase of investment securities available for sale	(12,342,952)	(1,822,190)
Maturities and sales of investment securities available for sale	8,318,482	2,000,000
Repayments of investment securities available for sale	793,944	527,634
Redemption of non-marketable equity securities, net	146,550	270,600
Purchase of property and equipment, net	(2,931)	(10,789)
Sale of other real estate owned and repossessed assets	1,825,689	927,675
Net cash provided by investing activities	1,963,749	7,465,357
Financing activities
Decrease in deposits, net	(135,517)	(3,944,946)
Increase in borrowings	49,782	152,947
Net cash used in financing activities	(85,735)	(3,791,999)
Net increase in cash and cash equivalents	1,624,846	3,109,548
Cash and cash equivalents at beginning of the period	15,201,491	10,693,102
Cash and cash equivalents at end of the period	$16,826,337	$13,802,650
Supplemental information:
Cash paid for
Interest	$537,561	$848,588
Schedule of non-cash transactions
Change in unrealized gain on securities, net of tax	$(24,375)	$77,647
Transfers between loans and other real estate owned	$1,478,230	$3,058,500

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for 2011 as filed with the Securities and Exchange Commission.

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

Recent Regulatory Developments

On November 14, 2011, the Bank entered into a Consent Order (the “Consent Order”) with its primary regulator, the Office of the Comptroller of the Currency (the “OCC”), which, among other things, contains a requirement that the Bank maintain minimum capital levels that exceed the minimum regulatory capital ratios for “well-capitalized” banks. The minimum capital ratios for a bank are generally 8% for total capital, 4% for Tier 1 capital and 4% for leverage. To be eligible to be classified as “well-capitalized,” a bank must generally maintain a total capital ratio of 10% or more, a Tier 1 capital ratio of 6% or more, and a leverage ratio of 5% or more. The Consent Order requires the Bank to achieve Tier 1 capital at least equal to 9% of adjusted total assets, Tier 1 risk based capital at least equal to 10%, and total risk based capital at least equal to 12% of risk-weighted assets by March 31, 2012. The Bank has not achieved these higher capital requirements and has been deemed by the OCC not to be in compliance with a majority of the Articles in the Consent Order, which are dependent on the Bank achieving these higher capital requirements. As a result of the noncompliance, the OCC has the authority to subject us to further enforcement remedies, including civil money penalties and/or sanctions as the OCC considers appropriate. Further, as long as the Consent Order remains in place, the Bank will not be deemed “well-capitalized” regardless of its capital levels. For additional information on the Consent Order, including actions the Bank has taken in response to the Consent Order, see “Management’s Discussion and Analysis — Recent Regulatory Developments” and “Management’s Discussion and Analysis — Results of Operations — Capital Resources.”

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies is included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for 2011 as filed with the Securities and Exchange Commission.

Cash and Cash Equivalents — For purposes of reporting cash flows, cash and cash equivalents include cash, amounts due from banks and federal funds sold. Generally, federal funds are sold for one-day periods. Due to the short term nature of cash and cash equivalents, the carrying amount of these instruments is deemed to be a reasonable estimate of fair value.

Income (Loss) per Share — Basic income (loss) per share represents net income (loss) divided by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method. For the three month period ended June 30, 2011 and for the six month period ended June 30, 2012, all of the potential common shares were considered anti-dilutive due to the average trading price of the Company’s common stock which was well below the exercise price of all outstanding options and warrants. For the six month period ended June 30, 2011 and the three month period ended June 30, 2012, as a result of the Company’s net loss, all of the potential common shares were considered anti-dilutive.

Fair Value Measurements — The Company determines the fair market values of its financial instruments based on the fair value hierarchy established in FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”), which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. ASC Topic 820 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available-for-sale investment securities) or on a nonrecurring basis (for example, impaired loans).

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

Income Taxes — The Company accounts for income taxes in accordance with FASB ASC Topic 740, “Income Taxes”. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established to reduce deferred tax assets if it is determined to be “more likely than not” that all or some portion of the potential deferred tax asset will not be realized. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for 2011 as filed with the Securities and Exchange Commission.

We did not recognize any income tax benefit or expense for the three and six month periods ended June 30, 2012 and 2011 due to our net operating loss carryforward position. Accounting literature states that a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized. The determination of whether a deferred tax asset is realizable is based on weighting all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified. During our September 30, 2010 quarterly analysis of the valuation allowance recorded against our deferred tax assets, we determined that it was not more likely than not that our deferred tax assets will be recognized in future years due to the continued decline in credit quality and the resulting impact on net interest margin, increased net losses, and negative impact on capital as a result of provision for loan losses and write-downs on other real estate owned, and we recorded a 100% valuation allowance against the deferred tax asset. We will continue to analyze our deferred tax assets and related valuation allowance each quarter taking into account performance compared to forecast and current economic or internal information that would impact forecasted earnings.

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

Recently Issued Accounting Pronouncements—The following is a summary of recent authoritative pronouncements that may affect our accounting, reporting, and disclosure of financial information:

In April 2011, the criteria used to determine effective control of transferred assets in the Transfers and Servicing topic of the ASC was amended by ASU 2011-03. The requirement for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and the collateral maintenance implementation guidance related to that criterion were removed from the assessment of effective control. The other criteria to assess effective control were not changed. The amendments were effective for the Company beginning January 1, 2012 and had no effect on the financial statements.

ASU 2011-04 was issued in May 2011 to amend the Fair Value Measurement topic of the ASC by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. The amendments were effective for the Company beginning January 1, 2012 and had no effect on the financial statements.

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

	June 30, 2012
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Government-sponsored enterprises	$1,000,000	$1,607	$—	$1,001,607
Mortgage-backed securities	7,449,794	85,320	(31,459)	7,503,655
Municipals, tax-exempt	3,960,061	—	(79,515)	3,880,546
Municipals, taxable	3,398,063	118,624	(1,195)	3,515,492
Total investment securities	$15,807,918	$205,551	$(112,169)	$15,901,300

	December 31, 2011
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Government-sponsored enterprises	$2,000,000	$879	$—	$2,000,879
Mortgage-backed securities	7,086,422	151,018	—	7,237,440
Municipals, taxable	3,407,028	28,588	(52,531)	3,383,085
Total investment securities	$12,493,450	$180,485	$(52,531)	$12,621,404

At June 30, 2012, investment securities with a fair value of $9.6 million and unrealized losses of $112,169 had been in a continuous loss position for less than twelve months. At June 30, 2012, all remaining investment securities were in an unrealized gain position. The Company believes, based on industry analyst reports and credit ratings that the deterioration in the fair value of these investment securities available for sale is attributed to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. The Company has the ability and intent to hold these securities until such time as the values recover or the securities mature. At December 31, 2011, investment securities with a fair value of $2.2 million and unrealized losses of $52,531 had been in a continuous loss position for less than twelve months and all remaining investment securities were in an unrealized gain position.

NOTE 4 — LOANS

At June 30, 2012, our gross loan portfolio consisted primarily of $45.9 million of commercial real estate loans, $10.8 million of commercial business loans, and $15.6 million of consumer and home equity loans. Our current loan portfolio composition is not materially different than the loan portfolio composition disclosed in the footnotes to the consolidated financial statements included in our Annual Report on Form 10-K for 2011 as filed with the SEC.

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

Loan Performance and Asset Quality

Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest (unless the loan is well-collateralized and in the process of collection), or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. When a loan is placed in nonaccrual status, interest accruals are discontinued and income earned but not collected is reversed. Cash receipts on nonaccrual loans are not recorded as interest income, but are used to reduce principal. Loans are removed from nonaccrual status when they become current as to both principal and interest and when concern no longer exists as to the collectability of principal or interest based on current available information or as evidenced by sufficient payment history, generally six months.

The following table summarizes delinquencies and nonaccruals, by portfolio class, as of June 30, 2012 and December 31, 2011.

	Single and multifamily residential real estate	Construction and development	Commercial real estate — other	Commercial business	Consumer	Total
June 30, 2012
30-59 days past due	$71,765	$—	$—	$—	$—	$71,765
60-89 days past due	—	—	—	17,439	270	17,709
Nonaccrual	573,148	4,088,398	314,572	—	1,758	4,977,876
Total past due and nonaccrual	644,913	4,088,398	314,572	17,439	2,028	5,067,350
Current	20,500,146	9,259,760	25,428,017	10,557,842	1,258,722	67,004,487
Total loans (gross of deferred fees)	$21,145,059	$13,348,158	$25,742,589	$10,575,281	$1,260,750	$72,071,837
Deferred fees						(96,684)
Loan loss reserve						(1,942,262)
Total Loans, net						$70,032,891

	Single and multifamily residential real estate	Construction and development	Commercial real estate — other	Commercial business	Consumer	Total
December 31, 2011
30-59 days past due	$760,086	$516,483	$—	$66,500	$—	$1,343,069
60-89 days past due	—	—	—	—	14,358	14,358
Nonaccrual	1,558,914	3,128,943	354,990	—	—	5,042,847
Total past due and nonaccrual	2,319,000	3,645,426	354,990	66,500	14,358	6,400,274
Current	21,041,151	9,428,473	27,253,948	11,279,861	1,560,507	70,563,940
Total loans (gross of deferred fees)	$23,360,151	$13,073,899	$27,608,938	$11,346,361	$1,574,865	$76,964,214
Deferred fees						(74,853)
Loan loss reserve						(2,110,523)
Total Loans, net						$74,778,838

At both June 30, 2012 and December 31, 2011, there were nonaccrual loans of $5.0 million. Foregone interest income related to nonaccrual loans equaled $182,088 and $350,049 for the six months ended June 30, 2012 and 2011, respectively. No interest income was recognized on nonaccrual loans during the six months ended June 30, 2012 and 2011. At June 30, 2012 and December 31, 2011, there were no accruing loans which were contractually past due 90 days or more as to principal or interest payments.

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

The following table summarizes management’s internal credit risk grades, by portfolio class, as of June 30, 2012 and December 31, 2011.

June 30, 2012	Single and multifamily residential real estate	Construction and development	Commercial real estate — other	Commercial business	Consumer	Total
Pass Loans	$12,179,079	$498,475	$22,608	$11,100	$1,260,750	$13,972,012
Grade 1 — Prime	—	—	—	308,750	—	308,750
Grade 2 — Good	—	—	1,273,696	117,515	—	1,391,211
Grade 3 — Acceptable	1,378,897	370,563	9,884,570	4,668,403	—	16,302,433
Grade 4 — Acceptable w/ Care	4,670,395	6,255,830	12,776,857	5,406,338	—	29,109,420
Grade 5 — Special Mention	1,106,453	99,540	144,387	63,175	—	1,413,555
Grade 6 — Substandard	1,810,235	6,123,750	1,640,471	—	—	9,574,456
Grade 7 — Doubtful	—	—	—	—	—	—
Total loans (gross of deferred fees)	$21,145,059	$13,348,158	$25,742,589	$10,575,281	$1,260,750	$72,071,837

December 31, 2011	Single and multifamily residential real estate	Construction and development	Commercial real estate — other	Commercial business	Consumer	Total
Pass Loans	$13,448,213	$668,187	$38,122	$—	$1,499,204	$15,653,726
Grade 1 — Prime	—	—	—	308,750	—	308,750
Grade 2 — Good		—	1,303,456	131,153	—	1,434,609
Grade 3 — Acceptable	1,982,863	393,526	11,335,186	4,927,092	—	18,638,667
Grade 4 — Acceptable w/ Care	5,214,948	5,094,973	12,431,878	5,912,866	—	28,654,665
Grade 5 — Special Mention	1,108,603	103,036	317,477	66,500	—	1,595,616
Grade 6 — Substandard	1,605,524	6,814,177	2,182,819	—	75,661	10,678,181
Grade 7 — Doubtful	—	—	—	—	—	—
Total loans (gross of deferred fees)	$23,360,151	$13,073,899	$27,608,938	$11,346,361	$1,574,865	$76,964,214

Loans graded one through four are considered “pass” credits. At June 30, 2012, approximately 85% of the loan portfolio had a credit grade of “pass” compared to 84% at December 31, 2011. For loans to qualify for this grade, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment. Consumer loans are assigned a “pass” credit rating unless something within the loan warrants a specific classification grade. As of June 30, 2012, we had loans totaling $1.4 million classified as special mention. This classification is utilized when an initial concern is identified about the financial health of a borrower. Loans are designated as such in order to be monitored more closely than other credits in the loan portfolio. At June 30, 2012, substandard loans totaled $9.6 million, with all loans being collateralized by real estate. Substandard credits are evaluated for impairment on a quarterly basis.

The Company identifies impaired loans through its normal internal loan review process. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Loans on the Company’s problem loan watch list are considered potentially impaired loans. Generally, once loans are considered impaired, they are moved to nonaccrual status and recognition of interest income is discontinued. However, loans may be considered impaired strictly based on a decrease in the underlying value of the collateral securing the loan while the loan is still considered to be performing, thus preventing the need to move the loan to nonaccrual status. Impairment is measured on a loan-by-loan basis based on the determination of the most probable source of repayment which is usually liquidation of the underlying collateral, but may also include discounted future cash flows, or in rare cases, the market value of the loan itself.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

At June 30, 2012, impaired loans totaled $9.5 million, all of which were valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral. Market values were obtained using independent appraisals, updated in accordance with our reappraisal policy, or other market data such as recent offers to the borrower. As of June 30, 2012, we had loans totaling approximately $1.4 million that were classified in accordance with our loan rating policies but were not considered impaired. The following table summarizes information relative to impaired loans, by portfolio class, at June 30, 2012 and December 31, 2011.

	Unpaid principal balance	Recorded investment	Related allowance	Average impaired investment	Year to date interest income
June 30, 2012
With no related allowance recorded:
Single and multifamily residential real estate	$91,195	$91,195	$—	$91,195	$27,516
Construction and development	1,989,941	1,989,941	—	2,102,588	65,862
Commercial real estate—other	1,325,900	1,325,900	—	840,445	—
With related allowance recorded:
Single and multifamily residential real estate	1,804,990	1,719,040	128,940	1,659,660	—
Construction and development	5,348,889	4,088,398	321,898	4,973,916	25,855
Commercial real estate — other	314,572	314,572	8,572	157,286	—
Consumer	—	—	—	37,830	—
Total:
Single and multifamily residential real estate	1,896,185	1,810,235	128,940	1,750,855	27,516
Construction and development	7,338,830	6,078,339	321,898	7,076,504	91,717
Commercial real estate—other	1,640,472	1,640,472	8,572	997,731	—
Consumer	—	—	—	37,830	—
	$10,875,487	$9,529,046	$459,410	$9,862,920	$119,233

	Unpaid principal balance	Recorded investment	Related allowance	Average impaired investment	Year to date interest income
December 31, 2011
With no related allowance recorded:
Single and multifamily residential real estate	$91,195	$91,195	$—	$106,348	$—
Construction and development	2,215,234	2,215,234	—	1,910,774	75,449
Commercial real estate — other	404,502	354,990	—	780,124	—
Commercial business	—	—	—	18,453	—
With related allowance recorded:
Single and multifamily residential real estate	1,600,279	1,514,330	141,830	2,001,323	—
Construction and development	6,038,519	4,598,943	383,421	6,078,709	100,694
Commercial real estate — other	—	—	—	404,916	9,907
Commercial business	—	—	—	18,453	—
Consumer	75,661	75,661	38,424	15,132	—
Total:
Single and multifamily residential real estate	1,691,474	1,605,525	141,830	2,107,671	—
Construction and development	8,253,753	6,814,177	383,421	7,989,483	176,143
Commercial real estate—other	404,502	354,990	—	1,185,040	9,907
Commercial business	—	—	—	36,906	—
Consumer	75,661	75,661	38,424	15,132	—
	$10,425,390	$8,850,353	$563,675	$11,334,232	$186,050

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

The carrying balance of troubled debt restructurings as of June 30, 2012 was $2.5 million and consisted of three performing loans within two relationships. The carrying balance of troubled debt restructurings as of December 31, 2011 was $1.3 million which consisted of two non-performing loans in one relationship, and the collateral securing these loans was subsequently transferred to real estate owned during the quarter ended March 31, 2012.

There were two commercial real estate loans and one single family loan that were modified during the six months ended June 30, 2012 totaling $2.5 million (pre-modification investment equaling post-modification investment). Two of these loans were modified with a term concession and the third was modified with a rate concession.

There were no loans modified as troubled debt restructurings within the previous 12-month period for which there was a payment default during the six months ended June 30, 2012.

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

The allowance consists of both a specific and a general component. The specific component relates to loans that are impaired loans as defined in FASB ASC Topic 310, “Receivables.” For such loans, an allowance is established when either the discounted cash flows or collateral value or observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors.

The following table summarizes activity related to our allowance for loan losses for the six months ended June 30, 2012 and 2011, by portfolio segment.

	Single and multifamily residential real estate	Construction and development	Commercial real estate — other	Commercial business	Consumer	Total
June 30, 2012
Allowance for loan losses:
Balance, beginning of period	$576,669	$688,847	$347,061	$412,808	$85,138	$2,110,523
Provision for loan losses	107,818	530,114	(288,097)	(355,894)	48,809	42,750
Loan charge-offs	(55,330)	(18,461)	(49,999)	(10)	(90,019)	(213,819)
Loan recoveries	1,575	—	—	1,233	—	2,808
Net loans charged-off	(53,755)	(18,461)	(49,999)	1,223	(90,019)	(211,011)
Balance, end of period	$630,732	$1,200,500	$8,965	$58,137	$43,928	$1,942,262
Individually reviewed for impairment	$128,941	$321,897	$8,572	—	$—	$459,410
Collectively reviewed for impairment	501,791	878,603	393	58,137	43,928	1,482,852
Total allowance for loan losses	$630,732	$1,200,500	$8,965	$58,137	$43,928	$1,942,262
Gross loans, end of period:
Individually reviewed for impairment	$1,810,235	$6,078,339	$1,640,472	$—	$—	$9,529,046
Collectively reviewed for impairment	19,334,824	7,269,819	24,102,117	10,575,281	1,260,750	62,542,791
Total loans (gross of deferred fees)	$21,145,059	$13,348,158	$25,742,589	$10,575,281	$1,260,750	$72,071,837
June 30, 2011
Allowance for loan losses:
Balance, beginning of year	$859,255	$1,365,914	$473,504	$306,791	$57,028	$3,062,492
Provision for loan losses	158,696	689,853	(1,910)	(46,165)	9,526	810,000
Loan charge-offs	(384,544)	(1,232,202)	(25,706)	(764)	(6,979)	(1,650,195)
Loan recoveries	—	—	—	214,114	—	214,114
Net loans charged-off	(385,544)	(1,232,202)	(25,706)	213,350	(6,979)	(1,436,081)
Balance, end of period	$633,407	$823,565	$445,888	$473,976	$59,575	$2,436,411
Individually reviewed for impairment	$172,505	$501,196	$61,500	$46,132	$—	$781,333
Collectively reviewed for impairment	460,902	322,369	384,388	427,844	59,575	1,655,078
Total allowance for loan losses	$633,407	$823,565	$445,888	$473,976	$59,575	$2,436,411
Gross loans, end of period:
Individually reviewed for impairment	$2,022,109	$8,091,644	$1,348,029	$92,265	$—	$11,554,047
Collectively reviewed for impairment	23,572,396	5,688,920	29,691,566	12,285,251	1,692,829	72,930,962
Total loans (gross of deferred fees)	$25,594,505	$13,780,564	$31,039,595	$12,377,516	$1,692,829	$84,485,009

Portions of the allowance for loan losses may be allocated for specific loans or portfolio segments. However, the entire allowance for loan losses is available for any loan that, in management’s judgment, should be charged-off. Beginning first quarter 2012, we began using the average of the last eight quarters of our charge-off history versus the prior three years with a heavier weight on the most recent year, both adjusted for portfolio and economic factors. This change in methodology has caused an increase in the general reserve allocation from 2.27% as of December 31, 2011 to 2.38% as of June 30, 2012. While balances continue to decrease, the heavier weight on more recent charge off activity can drive up reserve requirements if charge off activity has increased. Since 2010 and the first part of 2011 had significant charge offs, the activity has driven up the coverage ratio in general. While management utilizes the best judgment and information available to it, the ultimate adequacy of the allowance for loan losses depends on a variety of factors beyond our control, including the performance of our loan portfolio, the economy, changes in interest rates, and the view of the regulatory authorities toward loan classifications. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

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

Available-for-sale investment securities ($15,901,300 at June 30, 2012) are carried at fair value and measured on a recurring basis using Level 2 inputs (other observable inputs). Fair values are estimated by using bid prices and quoted prices of pools or tranches of securities with similar characteristics.

We do not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and a specific reserve within the allowance for loan losses is established or the loan is charged down to the fair value less costs to sell. At June 30, 2012, all impaired loans were evaluated on a nonrecurring basis based on the market value of the underlying collateral. Market values are generally obtained using independent appraisals or other market data, which the Company considers to be Level 2 inputs (other observable inputs). The aggregate carrying amount, net of specific reserves, of impaired loans carried at fair value at June 30, 2012 was $9,069,636.

Other real estate owned and repossessed assets, generally consisting of properties or other collateral obtained through foreclosure or in satisfaction of loans, are carried at fair value and measured on a non-recurring basis. Market values are generally obtained using independent appraisals or other current market information, including but not limited to offers received on a property, which the Company considers to be level 2 inputs (other observable inputs). The carrying amount of other real estate owned and repossessed assets carried at fair value at June 30, 2012 was $5,453,475.

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

The estimated fair values of the Company’s financial instruments at June 30, 2012 and December 31, 2011 are as follows:

June 30, 2012	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$9,321,337	$9,321,337	$9,321,337	$—	$—
Federal funds sold	7,505,000	7,505,000	7,505,000	—	—
Investment securities available for sale	15,901,300	15,901,300	—	15,901,300	—
Non-marketable equity securities	771,800	771,800	—	771,800	—
Loans, net	70,032,891	69,197,979		69,197,979	—
Financial Liabilities:
Deposits	96,432,627	96,626,445	—	96,626,445	—
Federal Home Loan Bank advances	7,000,000	7,209,103	—	7,209,103	—
Securities sold under agreements to repurchase	157,559	157,559	—	157,559	—

December 31, 2011	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$5,651,494	$5,651,491	$5,651,491	$—	$—
Federal funds sold	9,550,000	9,550,000	9,550,000	—	—
Investment securities available for sale	12,621,404	12,621,404	—	12,621,404	—
Non-marketable equity securities	918,350	918,350	—	918,350	—
Loans, net	74,778,838	73,856,166	—	73,856,166	—
Financial Liabilities:
Deposits	96,568,144	96,772,145	—	96,772,145	—
Federal Home Loan Bank advances	7,000,000	7,281,360	—	7,281,360	—
Securities sold under agreements to repurchase	107,777	107,777	—	107,777	—

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

DISCUSSION OF FORWARD-LOOKING STATEMENTS

This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “believe,” “continue,” “assume,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in our forward-looking statements include, but are not limited, to the following:

•	our ability to comply with our Consent Order, including the capital directive therein, and potential regulatory actions if we fail to comply;

•	results of examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses or write-down assets;

•	general economic conditions, either nationally or regionally and especially in our primary service area, being less favorable than expected, resulting in, among other things, a deterioration in credit quality;

•	greater than expected losses due to higher credit losses generally and specifically because losses in the sectors of our loan portfolio secured by real estate are greater than expected due to economic factors, including, but not limited to, declining real estate values, increasing interest rates, increasing unemployment, or changes in payment behavior or other factors;

•	greater than expected losses due to higher credit losses because our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral;

•	the amount of our loan portfolio collateralized by real estate and weakness in the real estate market;

•	the rate of delinquencies and amount of loans charged-off;

•	the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;

•	the rate of loan growth in recent years and the lack of seasoning of our loan portfolio;

•	our ability to attract and retain key personnel;

•	our ability to retain our existing customers, including our deposit relationships;

•	significant increases in competitive pressure in the banking and financial services industries;

•	adverse changes in asset quality and resulting credit risk related losses and expenses;

•	changes in the interest rate environment which could reduce anticipated or actual margins;

•	changes in political conditions or the legislative or regulatory environment, including but not limited to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and regulations adopted thereunder, changes in federal and/or state tax laws or interpretations thereof by taxing authorities and other governmental initiatives affecting the banking and financial services industries;

•	changes occurring in business conditions and inflation;

•	increased funding costs due to market illiquidity, increased competition for funding, and/or increased regulatory requirements with regard to funding;

•	changes in deposit flows;

•	changes in technology;

•	changes in monetary and tax policies;

•	changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board and the Financial Accounting Standards Board;

•	loss of consumer confidence and economic disruptions resulting from terrorist activities or other military actions; and

•	other risks and uncertainties detailed our Annual Report on Form 10-K for the year ended December 31, 2011 and from time to time in our filings with the Securities and Exchange Commission.

These risks are exacerbated by the developments over the last three plus years in local, national and international financial markets, and we are unable to predict what effect these uncertain market conditions will continue to have on our Company. Beginning in 2008 and continuing through 2011, the capital and credit markets experienced unprecedented levels of extended volatility and disruption. During the first six months of 2012, economic conditions, while slow by historical standards, have shown signs of stabilization. However, as a result of U.S. government fiscal challenges, continued volatility in European sovereign and bank debt, slow improvement in domestic employment conditions, and the economic and monetary policy statements by the Board of Governors of the Federal Reserve System (the “Federal Reserve”), it is difficult to predict if this stabilization is indicative of a lasting trend. Current economic reports are mixed and the outlook for the remainder of 2012 is unclear and does not yet indicate expectations of a sustained recovery. There can be no assurance that the current level of economic activity will not continue to materially and adversely impact the U.S. economy in general, the banking industry, and our business, financial condition and results of operations, as well as our ability to maintain sufficient capital or other funding for liquidity and business purposes.

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

Overview

The following discussion describes our results of operations for the three and six month periods ended June 30, 2012 and 2011 and also analyzes our financial condition as of June 30, 2012.

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

Markets in the United States and elsewhere have experienced extreme volatility and disruption over the past three plus years. In response to the challenges facing the financial services sector, beginning in 2008 a multitude of new regulatory and governmental actions have been implemented. We cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

Recent Regulatory Developments

On November 14, 2011, the Bank entered into a Consent Order with the OCC, which, among other things, contains a requirement that the Bank maintain minimum capital levels that exceed the minimum regulatory capital ratios for “well-capitalized” banks. The minimum capital ratios for a bank are generally 8% for total capital, 4% for Tier 1 capital and 4% for leverage. To be eligible to be classified as “well-capitalized,” a bank must generally maintain a total capital ratio of 10% or more, a Tier 1 capital ratio of 6% or more, and a leverage ratio of 5% or more. The Consent Order requires the Bank to achieve Tier 1 capital at least equal to 9% of adjusted total assets, Tier 1 risk based capital at least equal to 10%, and total risk based capital at least equal to 12% of risk-weighted assets by March 31, 2012. The Bank has not achieved these higher capital requirements and has been deemed by the OCC not to be in compliance with a majority of the Articles in the Consent Order, which are dependent on the Bank achieving these higher capital requirements. As a result of the non-compliance, the OCC has the authority to subject us to further enforcement remedies, including civil money penalties and/or sanctions as the OCC considers appropriate. Further, as long as the Consent Order remains in effect, the Bank will not be deemed to be “well-capitalized” unless or until Consent Order levels have been achieved.

In addition, the Consent Order includes several specific requirements for the Bank which are designed to strengthen the Bank’s financial condition. The Board of Directors and management of the Bank have been aggressively working, and will continue to diligently work, to comply with all the requirements of the Consent Order; however, full compliance has not been achieved as of the date hereof, and it is likely that the OCC will not deem us to be in compliance with the Consent Order until our compliance efforts result in material improvements in the Bank’s financial condition. A summary of the requirements of the Consent Order and the Bank’s efforts in complying with the Consent Order is as follows:

Requirements of the Consent Order	Bank’s Compliance Efforts
The Compliance Committee, which was established by the Board of Directors pursuant to the Formal Agreement, shall continue to be responsible for monitoring and coordinating the Bank’s adherence to the provisions of the Consent Order. The Compliance Committee is required to meet at least monthly to review progress and status of actions needed to achieve full compliance with each article of the Consent Order and report this information to the Board.

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

The Compliance Committee completed this review and assessment, including obtaining Board approval of the findings and recommendations, in January 2012, and submitted its report to the OCC immediately thereafter. We are currently in the process of implementing the recommendations included in such report.

Update, within 60 days of the effective date of the Consent Order, the written assessment of the capabilities of the Bank’s current management to perform present and anticipated duties and who have sufficient experience to address problem bank situations.

The Compliance Committee completed this assessment, including obtaining Board approval of the findings and recommendations, in January 2012, and submitted its report to the OCC immediately thereafter. We are currently in the process of implementing the recommendations included in such report.

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

The Board completed this written analysis and submitted it to the OCC on February 24, 2012, stating that it would seek a merger partner but would also continue to pursue other alternatives, including raising capital. We provide regular updates to the OCC regarding our strategic plans.

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

Requirements of the Consent Order	Bank’s Compliance Efforts
Review and revise as necessary, adopt, and implement, within 90 days of the effective date of the Consent Order, and thereafter ensure Bank adherence to a written Profit Plan to improve and sustain the earnings of the Bank.

The OCC granted an extension to February 28, 2012, for compliance with this Article. The Board submitted its Profit Plan to the OCC on February 24, 2012. Subsequently, the OCC notified the Bank that it did not approve this Capital Plan, and therefore, the Board intends to submit a new plan to the OCC by August 30, 2012.

Review and revise as necessary, within 60 days of the effective date of the Consent Order, and thereafter maintain a comprehensive liquidity risk management program which assesses, on an ongoing basis, the Bank’s current and projected funding needs, and ensures that sufficient funds or access to funds exist to meet those needs.

The OCC granted an extension to February 28, 2012, for compliance with this Article. The Board submitted its revised comprehensive liquidity risk management program, including example monitoring reports and revised policies, to the OCC on February 24, 2012.

Develop and implement, within 90 days of the effective date of the Consent Order, and thereafter ensure Bank adherence to a written program to reduce the high level of credit risk in the Bank. The program shall include, but not be limited to procedures which strengthen credit underwriting; management of credit operations and the maintenance of an adequate, qualified staff in all loan functional areas; and loan collections. At least quarterly, the Board shall prepare a written assessment of the Bank’s credit risk, which shall evaluate the Bank’s progress under the aforementioned program.

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

As of August 14, 2012, we are not aware of any violations of this provision of the Consent Order. All extensions of credit or modifications related to a criticized borrower have been properly approved by the Board.

Continue to ensure adherence to the Bank’s comprehensive policy for determining the adequacy of the Bank’s allowance for loan losses in accordance with Generally Accepted Accounting Principles (“GAAP”).
The Bank’s Allowance for Loan Losses methodology and model is reviewed and approved by the Board on a quarterly basis and forwarded to the OCC.
Review and revise as necessary, adopt, and implement, within 60 days of the effective date of the Consent Order, and thereafter ensure adherence to a written program to improve the Bank’s loan portfolio management.

The OCC granted an extension to February 28, 2012, for compliance with this Article. The Board submitted its revised comprehensive loan portfolio management program, including example monitoring reports and revised policies, to the OCC on February 24, 2012.

Requirements of the Consent Order	Bank’s Compliance Efforts
Review and revise as necessary, adopt, and implement, within 60 days of the effective date of the Consent Order, and thereafter ensure adherence to a written concentration management program to improve the Bank’s policies and procedures to control and monitor concentrations of credit.

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
As of August 14, 2012, we are not aware of any violations of this provision of the Consent Order.
Ensure, within 60 days of the effective date of the Consent Order (and thereafter, within 60 days from the receipt of any Report of Examination or other applicable correspondence from the OCC or any internal or external loan review), that proper collateral documentation is maintained on all loans and correct each collateral exception listed by the OCC or any other bank examiner.
As of August 14, 2012, we are not aware of any violations of this provision of the Consent Order.
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
As of August 14, 2012, we are not aware of any violations of this provision of the Consent Order.

We intend to take all actions necessary to enable the Bank to comply with the requirements of the Consent Order, and as of the date hereof we believe we have submitted all documentation required to the OCC, with the exception of a new plan for capital stability, which we intend to submit to the OCC by August 30, 2012. However, we were unable to increase our capital ratios to the requirements in the Consent Order by March 31, 2012, and we have been deemed not in compliance with a majority of the Articles in the Consent Order, which are dependent on the Bank achieving these higher capital requirements. There can be no assurance that the Bank will be able to comply fully with the remaining provisions of the Consent Order, and the determination of our compliance will be made by the OCC. However, we have taken significant steps as noted above in an effort to comply with the provisions of the Consent Order and are continuing to work toward full compliance. We anticipate that we will also need additional capital in order to continue to absorb the potential write-downs needed to remove the majority of nonperforming assets from our balance sheet, given the particularly challenging real estate market. In addition, we have recently performed a thorough review of our loan portfolio including both nonperforming loans and performing loans. We have stress tested our borrowers’ abilities to repay their loans and believe that we have identified substantially all of the loans that could become problem assets in the near future. We have projected our estimate of the future possible losses associated with these potential problem assets, which will also require additional capital if these potential losses are realized. As a result of the recent downturn in the financial markets, the availability of many sources of capital has become significantly restricted or has become increasingly costly as compared to the prevailing market rates prior to the volatility. We cannot predict when or if the capital markets will return to more favorable conditions. We are actively evaluating a number of capital sources and balance sheet management strategies to ensure that our projected level of regulatory capital can support our balance sheet and meet or exceed the minimum requirements set forth in the Consent Order. One of the strategies we are exploring is to raise additional capital and then to modify our business plan to enhance our ability to generate additional interest and noninterest income, including by serving as a processing and servicing bank for mobile payments. We would undertake this modification to our business plan only if we first raise additional capital and are released from the Consent Order.

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

Results of Operations

Three months ended June 30, 2012 and 2011

We recorded a net loss of $64,048, or $0.03 per diluted share, for the quarter ended June 30, 2012, compared to a net income of $32,692, or $0.02 per diluted share, for the quarter ended June 30, 2011. Even though the change was a decrease, the results for the quarter ended June 30, 2012 showed improvement with stabilization or reductions in most operating expenses and increases in non-interest income compared to the quarter ended June 30, 2011. This positive impact was offset by the effect of nominal gains on other real estate owned for the quarter ended June 30, 2012 compared to quarter ended June 30, 2011 and the provision for loan losses versus the recovery recognized for the same periods, respectively. Each of these components is discussed in greater detail below.

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the three months ended June 30, 2012 and 2011. We derived these yields by dividing annualized income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. The net amount of capitalized loan fees are amortized into interest income on loans.

	For the Three Months Ended June 30,
	2012			2011
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Federal funds sold and other	$12,055,227	$12,675	0.42%	$10,296,112	$11,807	0.46%
Investment securities	14,103,500	96,196	2.74	9,959,341	74,535	3.00
Loans (1)	72,790,982	949,361	5.23	88,066,430	1,062,599	4.84
Total interest-earning assets	$98,949,709	$1,058,232	4.29%	$108,321,883	$1,148,941	4.25%
NOW accounts	$6,232,732	$5,619	0.36%	$6,042,040	$10,214	0.68%
Savings & money market	39,027,115	69,308	0.71	34,933,545	96,227	1.10
Time deposits (excluding brokered time deposits)	38,252,543	98,274	1.03	33,557,065	128,879	1.54
Brokered time deposits	4,234,360	23,243	2.20	21,502,415	115,265	2.15
Total interest-bearing deposits	87,746,750	196,444	.90	96,035,065	350,585	1.46
Borrowings	7,131,107	52,690	2.96	7,104,422	53,230	3.01
Total interest-bearing liabilities	$94,877,857	$249,134	1.05%	$103,139,787	$403,815	1.57%
Net interest spread			3.24%			2.68%
Net interest income/ margin		$809,098	3.28%		$745,126	2.76%

(1)	Nonaccrual loans are included in average balances for yield computations.

For the three months ended June 30, 2012, we recognized $1.1 million in interest income and $249,134 in interest expense, resulting in net interest income of $809,098, an increase of $63,972, or 9%, over the same period in 2011. Average earning assets decreased to $98.9 million for the three months ended June 30, 2012 from $108.3 million for the three months ended June 30, 2011, a decrease of $9.4 million, or 9%. This decrease in earning assets was primarily due to a $15.3 million decrease in average loans between periods offset by a $4.1 million increase in investment securities and a $1.8 million increase in federal funds sold. Average interest bearing liabilities decreased to $94.9 million for the three months ended June 30, 2012 from $103.1 million for the three months ended June 30, 2011, a decrease of $8.3 million, or 8%. Beginning in 2009, we adopted measures to promote the long term stability of the Bank. These measures included restructuring the balance sheet to focus on credit quality and management of our funding sources to increase liquidity and the net interest margin. As a result, average loans have decreased between periods, with funds from net loan payoffs being used to repay FHLB advances and brokered time deposits as well as to strengthen our liquidity position through cash and the investment securities portfolio. Net interest margin, calculated as annualized net interest income divided by average earning assets, increased from 2.76% for the quarter ended June 30, 2011 to 3.28% for the quarter ended June 30, 2012, primarily due to a decrease in cost of funds from 1.57% to 1.05% between periods due to the mix of liabilities and the timing of their repricing, as well as an increase in yield on earning assets from 4.25% to 4.29% between periods.

We recorded a provision for loan losses of $42,750 for the quarter ended June 30, 2012, representing an increase of $102,750 compared to the recovery of $60,000 for the quarter ended June 30, 2011. The allowance as a percentage of gross loans decreased to 2.71% as of June 30, 2012 compared to 2.74% at December 31, 2011. Specific reserves were approximately $459,000 on impaired loans of $9.5 million as of June 30, 2012 compared to specific reserves of approximately $564,000 on impaired loans of $8.9 million as of December 31, 2011. As of June 30, 2012, the general reserve allocation was 2.38% of gross loans not impaired compared to 2.27% as of December 31, 2011. The increase in provision for loan losses for the current quarter is due to the change in the eight quarter moving average of charge off history between the comparable periods relative to one loan category. Our charge-offs continue to decrease overall, but we had one unsecured charge-off in March 31, 2012 quarter that has caused our eight quarter moving average for that category to increase since all prior quarters showed virtually no charge offs. Though we continue to have elevated levels of non-performing loans, we did experience a decrease in non-performing loans and net charge-offs during the quarter ended June 30, 2012 compared to the quarter ended June 30, 2011. The provision for loan losses is discussed further below under “Provision and Allowance for Loan Losses.”

For the three months ended June 30, 2012, noninterest income was $174,308 compared to $41,349 for the three months ended June 30, 2011, an increase of $132,959, or 322%, between comparable periods. Other noninterest income for the three months ended June 30, 2012 and 2011 was derived from service charges on deposits, customer service fees, gains on investment securities sales, and mortgage origination income. The two large contributors for this quarter’s increase were gains on the sale of investment securities, an increase of $110,405; and an increase in mortgage origination income of $30,476.

During the current quarter, we incurred noninterest expenses of $1.0 million, compared to noninterest expenses of $813,783 for the quarter ended June 30, 2011, an increase of $190,921, or 23%. This increase in noninterest expenses for the three month period ended June 30, 2012 primarily resulted from an increase of $152,949 in real estate owned activity which includes expenses to carry other real estate, gains and losses on sales of other real estate, and write-downs on real estate owned. The quarter ended June 30, 2011 included a gain on other real estate owned of $222,500. Compensation and benefits increased $39,678, or 9.5% due to vacant positions in the June 30, 2011 quarter which were filled prior to the quarter ended June 30, 2012.

We did not recognize any income tax benefit or expense for the three months ended June 30, 2012 and 2011. Accounting literature states that a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized. The determination of whether a deferred tax asset is realizable is based on weighting all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified. During our September 30, 2010 quarterly analysis of the valuation allowance recorded against our deferred tax assets, we determined that it was not more likely than not that our deferred tax assets will be recognized in future years due to the continued decline in credit quality and the resulting impact on net interest margin, increased net losses, and negative impact on capital as a result of provision for loan losses and write-downs on other real estate owned, and booked a 100% valuation allowance against the deferred tax asset. We will continue to analyze our deferred tax assets and related valuation allowance each quarter taking into account performance compared to forecast and current economic or internal information that would impact forecasted earnings. No expense was recognized on net income for the quarter ended June 30, 2012 due to the Company’s large cumulative net operating loss carry-forward position as well as the 100% valuation allowance on our deferred tax assets. The net loss for the quarter ended June 30, 2012 may not represent a trend.

Six months ended June 30, 2012 and 2011

We recorded net income of $124,975, or $0.06 per diluted share, for the six months ended June 30, 2012, an increase of $1.6 million compared to a net loss of $1.4 million, or $0.69 per diluted share, for the six months ended June 30, 2011. This increase between comparable periods was primarily driven by decreases in several expense areas including provision for loan losses and real estate owned activity. Each of these components is discussed in greater detail below.

	For the Six Months Ended June 30,
	2012			2011
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Federal funds sold and other	$11,609,118	$24,848	0.43%	$9,445,648	$24,033	0.51%
Investment securities	13,555,148	183,456	2.72	10,235,847	150,272	2.96
Loans (1)	74,516,527	1,955,891	5.28	90,488,360	2,178,328	4.85
Total interest-earning assets	$99,680,793	$2,164,195	4.37%	$110,169,855	$2,352,633	4.31%

NOW accounts	$6,003,138	$11,181	0.37%	$6,093,141	$20,873	0.69%
Savings & money market	38,008,542	138,261	0.73	34,461,251	197,076	1.15
Time deposits (excluding brokered time deposits)	38,100,133	202,512	1.07	33,246,832	265,366	1.61
Brokered time deposits	6,335,447	73,305	2.33	23,083,273	254,548	2.22
Total interest-bearing deposits	88,447,260	425,259	0.97	96,884,497	737,863	1.54
Borrowings	7,142,896	105,427	2.97	7,095,134	105,376	2.99
Total interest-bearing liabilities	$95,590,156	$530,686	1.12%	$103,979,631	$843,239	1.64%
Net interest spread			3.25%			2.67%
Net interest income/ margin		$1,633,509	3.30%		$1,509,394	2.76%

(1)	Nonaccrual loans are included in average balances for yield computations.

For the six months ended June 30, 2012, we recognized $2.2 million in interest income and $530,686 in interest expense, resulting in net interest income of $1.6 million, an increase of $124,115, or 8%, over the same period in 2011. Average earning assets decreased to $99.7 million for the six months ended June 30, 2012 from $110.2 million for the six months ended June 30, 2011 a decrease of $10.5 million, or 10%. This decrease in earning assets was due to a $16.0 million decrease in average loans between periods offset by a $2.2 million increase in federal funds sold and other as well as a $3.3 million increase in investment securities. Average interest bearing liabilities decreased to $95.6 million for the six months ended June 30, 2012 from $104.0 million for the six months ended June 30, 2011, a decrease of $8.4 million, or 8%. Net interest margin, calculated as annualized net interest income divided by average earning assets, increased from 2.76% for the six months ended June 30, 2011 to 3.3% for the six months ended June 30, 2012, primarily due to a decrease in cost of funds from 1.64% to 1.12% between periods due to the mix of liabilities and the timing of their repricing.

Provision for loan losses was $42,750 for the six months ended June 30, 2012 representing a decrease of $767,250, or 95%, compared to the expense of $810,000 for the six months ended June 30, 2011. The decrease in provision for loan losses for the current six months is due to the decrease in average loans between comparable periods offset by an increase in specific reserves as well as the general reserve level. Over the last year, we have seen a decrease in the amount of charge-offs and specific reserves needed due to the apparent stabilization of nonperforming loans. The allowance as a percentage of gross loans decreased to 2.71% as of June 30, 2012 compared to 2.74% at December 31, 2011. This decline is due to payoffs in our commercial real estate portfolio which carries a higher historical loss ratio and consequently a higher reserve factor within our allowance model. Specific reserves were approximately $459,000 on impaired loans of $9.5 million as of June 30, 2012 compared to specific reserves of approximately $564,000 million on impaired loans of $8.9 million as of December 31, 2011. As of June 30, 2012, the general reserve allocation was 2.38% of gross loans not impaired compared to 2.27% as of December 31, 2011. The provision for loan losses is discussed further below under “Provision and Allowance for Loan Losses.”

For the six months ended June 30, 2012, noninterest income was $236,990 compared to $96,083 for the six months ended June 30, 2011, an increase of $140,907, or 147%, between comparable periods. This increase is due to an increase in mortgage origination income of approximately $32,000 and an increase in gains on sale of investment securities of approximately $126,000 between comparable periods. Noninterest income for the six months ended June 30, 2012 and 2011 was derived from service charges on deposits, customer service fees, rental income, mortgage origination income and gains on the sale of investment securities.

During the current six months ended June 30, 2012, we incurred noninterest expenses of $1.7 million, compared to noninterest expenses of $2.2 million for the six months ended June 30, 2011, a decrease of $541,313, or 24%. This decrease in noninterest expenses resulted primarily from a decrease of $712,448, or 171%, in real estate owned activity which includes expenses to carry other real estate, gains and losses on sales of other real estate, and write-downs on real estate owned. Included in real estate owned activity is a $522,000 gain on the sale of a piece of property originally purchased by the Bank to be used as a future headquarters but was transferred to other real estate owned when we entered into a contract to sell the property. In addition, the decrease in expense was attributable to a property which incurred a large write-down during the six months ended June 30, 2011 based on an appraisal received in that year. Write-downs or recoveries and gains or losses are charged against income, if necessary, as a result of our regular review of the fair value of repossessed property. Increases in compensation and benefits of $74,505 and increases in professional fees of $110,187 offset the large decrease in real estate owned activity. Compensation and benefits increased due to the filling of vacancies. Professional fees increased due to consulting and legal expenses related to compliance with our Consent Order as well as strategic initiatives to increase capital.

We did not recognize any income tax benefit for the six months ended June 30, 2012 or 2011.

Assets and Liabilities

General

Total assets as of June 30, 2012 and December 31, 2011 were $112.3 million. Loans decreased $4.7 million, which was the result of $3.3 million of net loan payoffs and $1.5 million in transfers between loans and other real estate owned. Other real estate owned remained relatively flat due to the repossession of five properties offset by the sale of two properties as well as net write-downs taken during the six months ended June 30, 2012. Investment securities increased $3.3 million due to our strategy to invest excess cash. Cash and cash equivalents increased $3.7 million and federal funds sold decreased $2.0 million. At June 30, 2012, our total assets consisted principally of $16.8 million in cash and due from banks, $15.9 million in investment securities, $70.0 million in net loans, $2.3 million in property and equipment and $5.5 million in other real estate owned and repossessed assets. Our management closely monitors and seeks to maintain appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and demand.

Liabilities at June 30, 2012 totaled $103.8 million, representing an increase of approximately $50,869 compared to December 31, 2011, and consisted principally of $96.4 million in deposits and $7.2 million in borrowings. Our borrowings consisted of FHLB advances and customer repurchase agreements. At June 30, 2012, shareholders’ equity was $8.5 million compared to $8.4 million at December 31, 2011. The increase in shareholders’ equity was due to net income of $124,975 for the six months ended June 30, 2012 partially offset by a decrease in unrealized gains on investment securities.

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, we invest a substantial percentage of our earning assets in our loan portfolio. At June 30, 2012, our gross loan portfolio consisted primarily of $45.9 million of commercial real estate loans, $10.8 million of commercial business loans, and $15.6 million of consumer and home equity loans. Our current loan portfolio composition is not materially different than the loan portfolio composition disclosed in the footnotes to the consolidated financial statements included in our Annual Report on Form 10-K for 2011 as filed with the SEC. We experienced net payoffs of $3.3 million during the six months ended June 30, 2012 due to low market demand, careful consideration of liquidity needs and credit risk management.

Loan Performance and Asset Quality

The downturn in general economic conditions over the past three years has resulted in increased loan delinquencies, defaults and foreclosures within our loan portfolio. The declining real estate market has had a significant impact on the performance of our loans secured by real estate. In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure. Although the real estate collateral provides an alternate source of repayment in the event of default by the borrower, in our current market the value of the collateral has deteriorated during the time the credit is extended. There is a risk that this trend will continue, which could result in additional loss of earnings, increases in our provision for loan losses and loan charge-offs. However, we have experienced a reduction in nonaccrual loans and charge-offs over the past year.

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

Refer to Note 4, Loans, for a table summarizing delinquencies and nonaccruals, by portfolio class, as of June 30, 2012 and December 31, 2011. Total delinquent and nonaccrual loans decreased significantly from $6.4 million at December 31, 2011 to $5.1 million at June 30, 2012, a decrease of $1.3 million, or 21%. This decrease was a result of movement in several categories. Nonaccrual loans decreased slightly during the six months due to our repossession of single and multifamily residential real estate and construction and development properties in satisfaction of loans. This decrease was offset by one construction and development loan moving to nonaccrual status. At June 30, 2012, nonaccrual loans represented 6.9% of gross loans compared to 6.6% of gross loans as of December 31, 2011. Loans past due 30-89 days are considered potential problem loans and amounted to $89,474 at June 30, 2012 compared to $1,357,427 at December 31, 2011. The decrease in this category is primarily due to two loans which returned to current status.

Another method used to monitor the loan portfolio is credit grading. As part of the loan review process, loans are given individual credit grades, representing the risk we believe is associated with the loan balance. Credit grades are assigned based on factors that impact the collectability of the loan, the strength of the borrower, the type of collateral, and loan performance. Commercial loans are individually graded at origination and credit grades are reviewed on a regular basis in accordance with our loan policy. Consumer loans are assigned a “pass” credit rating unless something within the loan warrants a specific classification grade. Refer to Note 4, Loans, for a table summarizing management’s internal credit risk grades, by portfolio class, as of June 30, 2012 and December 31, 2011.

Loans graded one through four are considered “pass” credits. At June 30, 2012, approximately 85% of the loan portfolio had a credit grade of “pass” compared to 84% at December 31, 2011. For loans to qualify for this grade, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment. Consumer loans are assigned a “pass” credit rating unless something within the loan warrants a specific classification grade.

Loans with a credit grade of five are not considered classified; however they are categorized as a special mention or watch list credit, and are considered potential problem loans. This classification is utilized by us when we have an initial concern about the financial health of a borrower. These loans are designated as such in order to be monitored more closely than other credits in our portfolio. We then gather current financial information about the borrower and evaluate our current risk in the credit. We will then either reclassify the loan as “substandard” or back to its original risk rating after a review of the information. There are times when we may leave the loan on the watch list, if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we determine to review the loan on a more regular basis. Loans on the watch list are not considered problem loans until they are determined by management to be classified as substandard. As of June 30, 2012, we had loans totaling $1.4 million on the watch list compared to $1.6 million as of December 31, 2011, a decrease of approximately $182,062 or 11%. This decrease in watch list loans was due to the full payoff of one loan within this category. No loans were added to the watch list during the quarter ended June 30, 2012 nor were any loans downgraded during the quarter.

Loans graded six or greater are considered classified credits. At June 30, 2012 and December 31, 2011, classified loans totaled $9.6 million and $10.7 million, respectively. The decrease in this category of $1.1 million, or 10%, during the six months ended June 30, 2012 is due to the repossession of four properties totaling $1.4 million, charge-offs of approximately $213,000, the upgrade of one relationship in the amount of $507,000 to “pass” based on the strength of the borrower which changed due to an acquisition of a related entity, and the addition of one loan for $1.2 million that went through a troubled debt restructuring. Classified credits are evaluated for impairment on a quarterly basis.

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

At June 30, 2012, impaired loans totaled $9.5 million, all of which were valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral. Market values were obtained using independent appraisals, updated in accordance with our reappraisal policy, or other market data such as recent offers to the borrower. As of June 30, 2012, we had one loan totaling approximately $45,411 that was classified in accordance with our loan rating policies but was not considered impaired. Refer to Note 4, Loans, for a table summarizing information relative to impaired loans, by portfolio class, at June 30, 2012 and December 31, 2011.

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

The carrying balance of troubled debt restructurings as of June 30, 2012 was $2.5 million and consisted of three performing loans involving two relationships. The carrying balance of troubled debt restructurings as of December 31, 2011 was $1.3 million which consisted of two non-performing loans in one relationship, and the collateral securing these loans was subsequently transferred to real estate owned during the quarter ended March 31, 2012.

There were two commercial real estate loans and one single family loan that were modified during the six months ended June 30, 2012 totaling $2.5 million (pre-modification investment equaling post-modification investment). Two of these loans were modified with a term concession and one was modified with a rate concession.

There were no loans modified as troubled debt restructurings within the previous 12-month period for which there was a payment default during the six months ended June 30, 2012.

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. At June 30, 2012, the allowance for loan losses was $1.9 million, or 2.71% of gross loans, compared to $2.1 million at December 31, 2011, or 2.74% of gross loans. This decrease in the allowance for loan losses is due to charge-offs taken against specific reserves, as well as payoffs in our residentitial and commercial real estate portfolios, which carry higher historical loss ratios and, consequently, higher reserve factors within our allowance model.

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

Our allowance for loan losses consists of both specific and general reserve components. The specific reserve component relates to loans that are impaired loans as defined in FASB ASC Topic 310, “Receivables”. Loans determined to be impaired are excluded from the general reserve calculation described below and evaluated individually for impairment. Impaired loans totaled $9.5 million at June 30, 2012, with an associated specific reserve of $459,410. See Note 4, Loans, as well as the above discussion under “Loan Performance and Credit Quality” for additional information related to impaired loans.

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

Refer to Note 4, Loans, for a table summarizing activity related to our allowance for loan losses for the quarter and six months ended June 30, 2012 and 2011, by portfolio segment. As of June 30, 2012, the allowance for loan losses was $1.9 million, or 2.71% of gross loans, compared to $2.1 million, or 2.74% of gross loans, as of December 31, 2011 and $2.4 million, or 2.89% of gross loans, as of June 30, 2011. We recognized provision for loan losses of $42,750 for the six months ended June 30, 2012, a decrease of $767,250, or 95%, compared to the expense of $810,000 for the six months ended June 30, 2011. Net loan charge-offs decreased significantly during the quarter ended June 30, 2012, from $627,361 for the three months ended June 30, 2011 to $58,724 for the three months ended June 30, 2012, a decrease of $568,637 or 91%. This decrease in net charge-offs is due to elevated levels of net charge-offs in 2011 due to the impact of the extended duration of this economic deterioration on our borrowers as well as poor asset quality trends in our loan portfolio. Net charge-offs for the six months ended June 30, 2012 were $211,011 compared to $1.4 million for the six months ended June 30, 2011. Charge-offs thus far in 2012 relate to unsecured consumer loans and write-downs of collateral to fair value, against specific reserves, at the time of repossession. The charge-offs during the six months ended June 30, 2011 were partial charge-offs taken on certain collateral-dependent loans within our real estate portfolio segments. Partial charge-offs were based on recent appraisals and evaluations on commercial real estate loans in the process of foreclosure. Loans with partial charge-offs are typically considered impaired loans and remain on nonaccrual status. As new appraisals have been obtained late in 2011 and early in 2012 in accordance with our re-appraisal policy, deteriorations in collateral values have slowed resulting in fewer partial charge-offs.

Other Real Estate Owned and Repossessed Assets

As of June 30, 2012 and December 31, 2011, we had $5.4 million in other real estate owned and $39,457 in repossessed assets. During the six months ended June 30, 2012, five pieces of collateral were obtained from four loan relationships that went through the foreclosure process. We also completed the sale of two repossessed properties and one piece of real estate that had been re-characterized from property and equipment, net to other real estate owned at December 31, 2011 due to a sales contract being in place. The sale of that piece of real estate resulted in a gain of approximately $522,000 and is included in the gain below. The following table summarizes changes in other real estate owned and repossessed assets for the six months ended June 30, 2012:

2012
Balance at beginning of period	$5,389,501
Repossessed property acquired in settlement of loans	1,478,230
Sales of repossessed property	(1,831,311)
Gain on sale and write-downs of repossessed property, net	417,055
Balance at end of period	$5,453,475

As of June 30, 2012, other real estate owned consisted of residential land lots valued at $1.4 million, 1-4 family residential dwellings valued at $1.7 million, commercial land valued at $1.7 million and commercial office space valued at $581,212. Repossessed assets consisted of equipment valued at $39,457. These assets are being actively marketed with the primary objective of liquidating the collateral at a level which most accurately approximates fair value and allows recovery of as much of the unpaid principal loan balance as possible upon the sale of the asset within a reasonable period of time. Based on currently available valuation information, the carrying value of these assets is believed to be representative of their fair value less estimated costs to sell, although there can be no assurance that the ultimate proceeds from the sale of these assets will be equal to or greater than their carrying values, particularly in the current real estate environment and the continued downward trend in third party appraised values.

Deposits

Our primary source of funds for loans and investments is our deposits. At June 30, 2012, we had $96.4 million in deposits, representing a decrease of $135,517 compared to December 31, 2011. Deposits at June 30, 2012 consisted primarily of $14.7 million in demand deposit accounts, $39.6 million in money market accounts and $42.1 million in time deposits. During the fourth quarter of 2006, we began obtaining deposits outside of our local market area in the form of brokered time deposits. Due to the interest rate environment in our market, as well as strong competition from other banking and financial service companies in gathering deposits, brokered time deposits allowed us to obtain funding in order to support loan growth. However, due to regulatory constraints, including our Consent Order, we can no longer accept brokered time deposits without prior approval from the FDIC, and since early 2010 we have been reducing our reliance on brokered time deposits. At June 30, 2012, we had $3.6 million in brokered time deposits, a decrease of $5.9 million compared to the December 31, 2011 balance of $9.5 million. Our strong customer deposit growth during 2011 and thus far in 2012, along with the decrease in our loan portfolio, enabled us to maintain a strong liquidity position while decreasing our reliance on brokered deposits, thereby lowering our cost of interest-bearing liabilities. We will continue to reduce our reliance on brokered time deposits and other noncore funding sources, while focusing our efforts to gather core deposits in our local market. Our loan-to-deposit ratio was 74.6% and 79.6% at June 30, 2012 and December 31, 2011, respectively.

Since January 20, 2010, we have had to obtain written approval from the OCC to accept, renew or roll over brokered time deposits, and as a result of the Consent Order we are no longer permitted to renew or roll over brokered time deposits without the permission of the FDIC. During the next three months of 2012, we have $2.1 million of brokered deposits maturing. We believe we have adequate funding sources available to pay off brokered deposits as they mature. See additional discussion below under “Liquidity.”

Borrowings

We use borrowings to fund growth of earning assets in excess of deposit growth. Borrowings totaled $7.2 million at June 30, 2012, compared to $7.1 million at December 31, 2011. FHLB advances accounted for $7.0 million of total borrowings as of June 30, 2012 and December 31, 2011. These advances are secured with approximately $48.3 million of first and second mortgage loans and $520,000 of stock in the FHLB. The remaining balance in borrowings represents customer repurchase agreements.

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

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits within our market. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. Our investment securities available for sale at June 30, 2012 amounted to $15.9 million, or 14% of total assets. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. At June 30, 2012, $5.9 million of our investment portfolio was pledged against outstanding debt. Therefore, the related debt would need to be repaid prior to the securities being sold and converted to cash.

We are a member of the FHLB, from which applications for borrowings can be made for leverage purposes. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. At June 30, 2012, we had collateral that would support approximately $6.8 million in additional borrowings. Like all banks, we are subject to the FHLB’s credit risk rating policy which assigns member institutions a rating which is reviewed quarterly. The rating system utilizes key factors such as loan quality, capital, liquidity, profitability, etc. During the fourth quarter of 2010, the FHLB downgraded our credit risk rating, which resulted in decreased borrowing availability (total line reduced to 15% of total assets from 20% of total assets) and increased collateral requirements (moved to 125% of borrowings from 115%). Our ability to access our available borrowing capacity from the FHLB in the future is subject to our rating and any subsequent changes based on our financial performance as compared to factors considered by the FHLB in their assignment of our credit risk rating each quarter.

We also pledge collateral to the Federal Reserve Bank’s Borrower-in-Custody of Collateral program, and our available credit under this program was approximately $7.8 million as of June 30, 2012. During the second quarter of 2011, we were informed by the Federal Reserve Bank that our available credit under the Borrower-in-Custody of Collateral program had been moved from Primary Credit to Secondary Credit, meaning borrowing requests have to be reviewed and approved in advance, and advances are to be short term in nature. This change also resulted in an increase in our collateral requirements and a corresponding decrease in our borrowing capacity with the Federal Reserve Bank.

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

The level of liquidity is measured by the cash, cash equivalents, and investment securities available for sale to total assets ratio, which was at 29.1% at June 30, 2012 compared to 24.8% as of December 31, 2011. The increase in liquidity is due to net loan payoffs of $2.1 million and an increase in deposits of $917,112 during the six months ended June 30, 2012.

Impact of Off-Balance Sheet Instruments

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2012, we had issued commitments to extend credit of $9.2 million through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Commitments and Contingencies

As of June 30, 2012, there were no significant firm commitments outstanding for capital expenditures.

Capital Resources

Total shareholders’ equity increased to $8.5 million at June 30, 2012 from $8.4 million at December 31, 2011, due to net income of $124,975 for the six months ended June 30, 2012, partially offset by a decrease in unrealized gains on investment securities. We believe that our capital is sufficient to fund the activities of our Bank’s operations; however, the rate of net losses has deteriorated our capital base below our established individual minimum capital ratios as discussed in greater detail below. We have not been immune to the unprecedented levels of extended volatility and disruption in the capital and credit markets and can give no assurances with respect to our capital levels.

Our Bank and Company are subject to various regulatory capital requirements administered by the federal banking agencies. However, the Federal Reserve guidelines contain an exemption from the capital requirements for “small bank holding companies,” which in 2006 were amended to cover most bank holding companies with less than $500 million in total assets that do not have a material amount of debt or equity securities outstanding registered with the SEC. Although our class of common stock is registered under Section 12 of the Securities Exchange Act, we believe that because our stock is not listed on any exchange or otherwise actively traded, the Federal Reserve Board will interpret its guidelines to mean that we qualify as a small bank holding company. Nevertheless, our Bank remains subject to these capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

See also additional discussion above under “Recent Regulatory Developments.”

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at June 30, 2012 and December 31, 2011.

(Dollars in thousands)

							To be well capitalized
			Per capital directive of the Consent Order		For capital adequacy purposes		under prompt corrective action provisions
	Actual		Minimum		Minimum		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2012
Total Capital (to risk weighted assets)	$9,489,000	11.4%	$10,030,000	12.0%	$6,687,000	8.0%	$8,359,000	10.0%
Tier 1 Capital (to risk weighted assets)	8,433,000	10.1	8,359,000	10.0	3,344,000	4.0	5,015,000	6.0
Tier 1 Capital (to average assets)	8,433,000	7.6	10,002,000	9.0	4,446,000	4.0	5,557,000	5.0
As of December 31, 2011
Total Capital (to risk weighted assets)	$9,420,000	10.7%	$10,550,000	12.0%	$7,033,000	8.0%	$8,792,000	10.0%
Tier 1 Capital (to risk weighted assets)	8,308,000	9.5	8,792,000	10.0	3,517,000	4.0	5,275,000	6.0
Tier 1 Capital (to average assets)	8,308,000	7.3	10,266,000	9.0	4,563,000	4.0	5,703,000	5.0

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and acting Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and acting Principal Financial and Accounting Officer has concluded that our current disclosure controls and procedures are effective as of June 30, 2012. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Part II — Other Information

Item 1. Legal Proceedings

There are no material pending legal proceedings to which we are a party or of which any of our properties are the subject.

Item 1A. Risk Factors

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Default Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

As previously disclosed in our report on Form 8-K filed on April 4, 2012, Kimberly D. Barrs resigned as Executive Vice President and Acting Chief Financial Offer of the company and the Bank, effective as of April 30, 2012. Lawrence R. Miller, the Chief Executive officer of the Company and the Bank, is serving as the acting Principal Financial and Accounting Officer as of April 30, 2012.

Item 6. Exhibits

31	Rule 13a-14(a) Certification of the Principal Executive Officer and acting Principal Financial and Accounting Officer.

32	Section 1350 Certification.

101    The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Income for the six months ended June 30, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the six months ended June 30, 2012 and 2011 (iv) Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2012 and 2011, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements.*

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

Date: August 14, 2012	By: /s/ Lawrence R. Miller Lawrence R. Miller Chief Executive Officer and acting Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit
Number                        Description

31	Rule 13a-14(a) Certification of the Principal Executive Officer and acting Principal Financial and Accounting Officer.

32	Section 1350 Certification.

101    The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Income for the six months ended June 30, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the six months ended June 30, 2012 and 2011 (iv) Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2012 and 2011, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements.*

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