Form 10-Q/A
period 2012-06-30
Independence Bancshares, Inc.
filed 2012-08-28
CIK 1311828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number:   000-51907

INDEPENDENCE BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

South Carolina	20-1734180
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

500 East Washington Street Greenville, South Carolina	29601
(Address of principal executive offices)	(Zip Code)

(864) 672-1776

(Registrant’s telephone number, including area code)

    N/A

(Former name, former address and former fiscal year, if changed since last report)

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

EXPLANATORY NOTE

Independence Bancshares, Inc. is filing this Amendment No. 1 (this “Amendment”) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (the “Form 10-Q”), originally filed with the Securities and Exchange Commission on August 14, 2012, for the sole purpose of correcting two inadvertent typographical errors contained under the “Notes Details” files in the Interactive Data Files formatted in eXtensible Business Reporting Language (XBRL) and furnished as Exhibit 101 to the Form 10-Q.  This Amendment does not amend any portion of the Form 10-Q other than Exhibit 101.  The first error incorrectly included parentheses around the amount of gross unrealized losses on investment securities available for sale ($112,169) at June 30, 2012 which appears under the “Investment Securities (Details)” file.  The second error located in the “Loans (Details 1)” file incorrectly disclosed that the total amount of consumer loans internally graded 1 was $308,750 at June 30, 2012 which amount should have been properly disclosed as commercial loans.

This Amendment does not affect any other parts of, or exhibits to, the Form 10-Q, and those unaffected parts or exhibits are not included in this Amendment. Except as expressly stated in this Amendment, the Form 10-Q continues to speak as of the date of the original filing of the Form 10-Q on August 14, 2012, and we have not updated the disclosure contained in the Amendment to reflect events that have occurred since the filing of the Form 10-Q.  Accordingly, this Amendment must be read in conjunction with our other filings, if any, made with the Securities and Exchange Commission subsequent to the filing of the Form 10-Q, including amendments to those filings, if any.

ITEM 6.

EXHIBITS.

The exhibits described in the following Index to Exhibits are filed as part of this report on Form 10-Q.

Exhibit No.	Description of Exhibit

31	Rule 13a-14(a) Certification of the Principal Executive Officer and acting Principal Financial and Accounting Officer.*

32	Section 1350 Certification.*

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Income for the six months ended June 30, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the six months ended June 30, 2012 and 2011 (iv) Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2012 and 2011, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements.** †

† Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

____________________

*

Previously filed or furnished as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

**

Furnished with this Amendment No. 1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 28, 2012

INDEPENDENCE BANCSHARES, INC.

By:     /s/ Lawrence R. Miller

Lawrence R. Miller

Chief Executive Officer and acting Principal
Financial and Accounting Officer