Form 10-Q
period 2012-09-30
Independence Bancshares, Inc.
filed 2012-11-07
CIK 1311828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2012

OR

___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ________ to ________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]     No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large accelerated filer [    ]    Accelerated filer [    ]    Non-accelerated [    ]    Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [    ]    No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,085,010 shares of common stock, $.01 par value per share, were issued and outstanding as of November 7, 2012.

Independence Bancshares, Inc.

Part I - Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets

	September 30, 2012 (unaudited)	December 31, 2011 (audited)
Assets
Cash and due from banks	$4,293,911	$5,651,491
Federal funds sold	8,655,000	9,550,000
Investment securities available for sale	18,046,428	12,621,404
Non-marketable equity securities	735,300	918,350
Loans, net of allowance for loan losses of $1,875,630 and $2,110,523, respectively	69,599,378	74,778,838
Accrued interest receivable	329,010	296,679
Property and equipment, net	2,221,090	2,341,739
Other real estate owned and repossessed assets	4,576,744	5,389,501
Other assets	737,322	757,151
Total assets	$109,194,183	$112,305,153

Liabilities
Deposits:
Noninterest bearing	$7,177,823	$7,003,423
Interest bearing	86,292,400	89,564,721
Total deposits	93,470,223	96,568,144
Borrowings	7,000,000	7,000,000
Securities sold under agreements to repurchase	29,145	107,777
Accrued interest payable	51,547	56,986
Accounts payable and accrued expenses	210,450	143,573
Total liabilities	100,761,365	103,876,480

Commitments and contingencies

Shareholders’ equity
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued	—	—
Common stock, par value $.01 per share; 100,000,000 shares authorized; 2,085,010 shares issued and outstanding	20,850	20,850
Additional paid-in capital	21,102,085	21,102,085
Accumulated other comprehensive income	136,534	84,450
Accumulated deficit	(12,826,651)	(12,778,712)
Total shareholders’ equity	8,432,818	8,428,673
Total liabilities and shareholders’ equity	$109,194,183	$112,305,153

The accompanying notes are an integral part of these consolidated financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest income
Loans	$924,350	$1,171,051	$2,880,241	$3,349,379
Investment securities	98,182	60,118	281,638	210,390
Federal funds sold and other	11,044	11,027	35,893	35,060
Total interest income	1,033,576	1,242,196	3,197,772	3,594,829

Interest expense
Deposits	188,681	303,562	613,940	1,041,425
Borrowings	53,271	53,449	158,698	158,825
Total interest expense	241,952	357,011	772,638	1,200,250
Net interest income	791,624	885,185	2,425,134	2,394,579
Provision for loan losses	(64,750)	(80,000)	(22,000)	730,000
Net interest income after provision for loan losses	856,374	965,185	2,447,134	1,664,579

Noninterest income	172,136	73,916	409,126	169,999

Noninterest expenses
Compensation and benefits	461,465	439,738	1,368,203	1,271,971
Real estate owned activity	179,840	140,636	(116,538)	556,707
Occupancy and equipment	130,132	147,001	403,606	433,984
Insurance	112,510	63,685	342,669	316,935
Data processing and related costs	83,964	72,026	243,002	223,130
Professional fees	112,442	66,556	381,399	225,326
Other	121,070	69,934	281,858	215,610
Total noninterest expenses	1,201,423	999,576	2,904,199	3,243,663

Income (loss) before income tax expense (benefit)	(172,913)	39,525	(47,939)	(1,409,085)

Income tax expense (benefit)	—	—	—	—

Net income (loss)	$(172,913)	$39,525	$(47,939)	$(1,409,085)

Other comprehensive income, net of tax
Unrealized gain on investment securities available for sale, net of tax	161,992	67,694	200,642	145,341
Reclassification adjustment included in net income, net of tax	(65,136)	(21,460)	(148,558)	(21,460)
Other comprehensive income	96,856	46,234	52,084	123,881

Total comprehensive income (loss)	$(76,057)	$85,759	$4,146	$(1,285,204)
Income (loss) per common share — basic and diluted	$(.08)	$.02	$(.02)	$(0.68)

Weighted average common shares outstanding — basic and diluted	2,085,010	2,085,010	2,085,010	2,085,010

The accompanying notes are an integral part of these consolidated financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Changes in Shareholders’ Equity
(unaudited)

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total
December 31, 2010	2,085,010	$20,850	$21,095,485	$34,725	$(10,699,716)	$10,451,344
Compensation expense related to stock options granted	—	—	6,600	—	—	6,600
Net loss	—	—	—	—	(1,409,085)	(1,409,085)
Unrealized gain on investment securities available for sale, net of tax	—	—	—	123,881	—	123,881
September 30, 2011	2,085,010	$20,850	$21,102,085	$158,606	$(12,108,801)	$9,172,740

December 31, 2011	2,085,010	$20,850	$21,102,085	$84,450	$(12,778,712)	$8,428,673
Net loss	—	—	—	—	(47,939)	(47,939)
Unrealized gain on investment securities available for sale, net of tax	—	—	—	52,084	—	52,084
September 30, 2012	2,085,010	$20,850	$21,102,085	$136,534	$(12,826,651)	$8,432,818

The accompanying notes are an integral part of these consolidated financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2012	2011
Operating activities
Net loss	$(47,939)	$(1,409,085)
Adjustments to reconcile net loss to cash used in operating activities
Provision for loan losses	(22,000)	730,000
Depreciation	125,462	147,828
Amortization of investment securities premiums, net	116,340	21,145
Compensation expense related to stock options granted	—	6,600
Gain on sale of investment securities	(225,086)	—
Net changes in fair value and losses on other real estate owned and repossessed assets	(254,221)	246,382
Decrease in other assets, net	(12,502)	(299,209)
Increase in other liabilities, net	34,606	14,040
Net cash used in operating activities	(285,340)	(542,299)

Investing activities
Repayments of loans, net	3,723,230	7,648,204
Purchase of investment securities available for sale	(17,057,863)	(4,595,698)
Maturities and sales of investment securities available for sale	10,477,874	5,524,374
Repayments of investment securities available for sale	1,342,627	827,708
Redemption of non-marketable equity securities, net	183,050	352,500
Purchase of property and equipment, net	(4,813)	(10,789)
Sale of other real estate owned and repossessed assets	2,545,208	1,101,666
Net cash provided by investing activities	1,209,313	10,847,965

Financing activities
Increase (decrease) in deposits, net	(3,097,921)	(7,525,149)
Decrease in borrowings	(78,632)	13,818
Net cash used in financing activities	(3,176,553)	(7,511,331)

Net increase (decrease) in cash and cash equivalents	(2,252,580)	2,794,335

Cash and cash equivalents at beginning of the period	15,201,491	10,693,102

Cash and cash equivalents at end of the period	$12,948,911	$13,487,437

Supplemental information:
Cash paid for
Interest	$778,078	$1,213,211
Schedule of non-cash transactions
Change in unrealized gain on securities, net of tax	$52,084	$123,881
Transfers between loans and other real estate owned	$1,478,230	$2,657,754

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for 2011 as filed with the Securities and Exchange Commission.

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

Recent Regulatory Developments

On November 14, 2011, the Bank entered into a Consent Order (the “Consent Order”) with its primary regulator, the Office of the Comptroller of the Currency (the “OCC”), which, among other things, contains a requirement that the Bank maintain minimum capital levels that exceed the minimum regulatory capital ratios for “well-capitalized” banks. The minimum capital ratios for a bank are generally 8% for total capital, 4% for Tier 1 capital and 4% for leverage. To be eligible to be classified as “well-capitalized,” a bank must generally maintain a total capital ratio of 10% or more, a Tier 1 capital ratio of 6% or more, and a leverage ratio of 5% or more. The Consent Order requires the Bank to achieve Tier 1 capital at least equal to 9% of adjusted total average assets, Tier 1 risk based capital at least equal to 10%, and total risk based capital at least equal to 12% of risk-weighted assets by March 31, 2012. The Bank has not achieved these higher capital requirements and has been deemed by the OCC not to be in compliance with a majority of the Articles in the Consent Order, which are dependent on the Bank achieving these higher capital requirements. As a result of the non-compliance, the OCC has the authority to subject us to further enforcement remedies, including civil money penalties and/or sanctions as the OCC considers appropriate. Further, as long as the Consent Order remains in place, the Bank will not be deemed “well-capitalized” regardless of its capital levels. For additional information on the Consent Order, including actions the Bank has taken in response to the Consent Order, see “Management’s Discussion and Analysis — Recent Regulatory Developments” and “Management’s Discussion and Analysis — Results of Operations — Capital Resources.”

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

Cash and Cash Equivalents—For purposes of reporting cash flows, cash and cash equivalents include cash, amounts due from banks and federal funds sold. Generally, federal funds are sold for one-day periods. Due to the short term nature of cash and cash equivalents, the carrying amount of these instruments is deemed to be a reasonable estimate of fair value.

Income (Loss) per Share—Basic income (loss) per share represents net income (loss) divided by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method. For the three month period ended September 30, 2011, all of the potential common shares were considered anti-dilutive due to the average trading price of the Company’s common stock which was well below the exercise price of all outstanding options and warrants. For the nine month period ended September 30, 2011 and the three and nine month periods ended September 30, 2012, as a result of the Company’s net loss, all of the potential common shares were considered anti-dilutive.

Fair Value Measurements—The Company determines the fair market values of its financial instruments based on the fair value hierarchy established in FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”), which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. ASC Topic 820 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available-for-sale investment securities) or on a nonrecurring basis (for example, impaired loans).

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

Income Taxes—The Company accounts for income taxes in accordance with FASB ASC Topic 740, “Income Taxes”. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established to reduce deferred tax assets if it is determined to be “more likely than not” that all or some portion of the potential deferred tax asset will not be realized. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for 2011 as filed with the Securities and Exchange Commission.

We did not recognize any income tax benefit or expense for the three and nine month periods ended September 30, 2012 and 2011 due to our net operating loss carryforward position. Accounting literature states that a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized. The determination of whether a deferred tax asset is realizable is based on weighting all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified. During our September 30, 2010 quarterly analysis of the valuation allowance recorded against our deferred tax assets, we determined that it was not more likely than not that our deferred tax assets will be recognized in future years due to the continued decline in credit quality and the resulting impact on net interest margin, increased net losses, and negative impact on capital as a result of provision for loan losses and write-downs on other real estate owned, and we recorded a 100% valuation allowance against the deferred tax asset. We will continue to analyze our deferred tax assets and related valuation allowance each quarter taking into account performance compared to forecast and current economic or internal information that would impact forecasted earnings.

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

	September 30, 2012
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Government-sponsored enterprises	$1,000,000	$2,756	$—	$1,002,756
Mortgage-backed securities	9,500,082	129,367	(3,098)	9,626,351
Municipals, tax-exempt	6,004,398	50,761	—	6,055,159
Municipals, taxable	1,335,078	27,084	—	1,362,162
Total investment securities	$17,839,558	$209,968	$(3,098)	$18,046,428

	December 31, 2011
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Government-sponsored enterprises	$2,000,000	$879	$—	$2,000,879
Mortgage-backed securities	7,086,422	151,018	—	7,237,440
Municipals, taxable	3,407,028	28,588	(52,531)	3,383,085
Total investment securities	$12,493,450	$180,485	$(52,531)	$12,621,404

At September 30, 2012, no investment securities had been in a continuous loss position for more than twelve months. At September 30, 2012, all investment securities except one were in an unrealized gain position. The Company has the ability and intent to hold the one investment security until such time as the value recovers or the security matures. At December 31, 2011, investment securities with a fair value of $2.2 million and unrealized losses of $52,531 had been in a continuous loss position for less than twelve months and all remaining investment securities were in an unrealized gain position.

NOTE 4 — LOANS

At September 30, 2012, our gross loan portfolio consisted primarily of $45.6 million of commercial real estate loans, $10.9 million of commercial business loans, and $15 million of consumer and home equity loans. Our current loan portfolio composition is not materially different than the loan portfolio composition disclosed in the footnotes to the consolidated financial statements included in our Annual Report on Form 10-K for 2011 as filed with the SEC.

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

The following table summarizes delinquencies and nonaccruals, by portfolio class, as of September 30, 2012 and December 31, 2011.

	Single and multifamily residential real estate	Construction and development	Commercial real estate - other	Commercial business	Consumer	Total
September 30, 2012
30-59 days past due	$1,278,965	$131,106	$—	$78,281	$3,963	$1,492,315
60-89 days past due	—	102,944	—	—	1,982	104,926
Nonaccrual	645,595	4,063,359	314,572	—	—	5,023,526
Total past due and nonaccrual	1,924,560	4,297,409	314,572	78,281	5,945	6,620,767
Current	18,887,738	8,813,122	25,161,568	10,874,353	1,218,829	64,955,610
Total loans (gross of deferred fees)	$20,812,298	$13,110,531	$25,476,140	$10,952,634	$1,224,774	$71,576,377
Deferred fees						(101,369)
Loan loss reserve						(1,875,630)
Total Loans, net						$69,599,378

	Single and multifamily residential real estate	Construction and development	Commercial real estate - other	Commercial business	Consumer	Total
December 31, 2011
30-59 days past due	$760,086	$516,483	$—	$66,500	$—	$1,343,069
60-89 days past due	—	—	—	—	14,358	14,358
Nonaccrual	1,558,914	3,128,943	354,990	—	—	5,042,847
Total past due and nonaccrual	2,319,000	3,645,426	354,990	66,500	14,358	6,400,274
Current	21,041,151	9,428,473	27,253,948	11,279,861	1,560,507	70,563,940
Total loans (gross of deferred fees)	$23,360,151	$13,073,899	$27,608,938	$11,346,361	$1,574,865	$76,964,214
Deferred fees						(74,853)
Loan loss reserve						(2,110,523)
Total Loans, net						$74,778,838

At both September 30, 2012 and December 31, 2011, there were nonaccrual loans of $5.0 million. Foregone interest income related to nonaccrual loans equaled $274,005 and $428,582 for the nine months ended September 30, 2012 and 2011, respectively. No interest income was recognized on nonaccrual loans during the nine months ended September 30, 2012 and 2011. At September 30, 2012 and December 31, 2011, there were no accruing loans which were contractually past due 90 days or more as to principal or interest payments.

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

The following table summarizes management’s internal credit risk grades, by portfolio class, as of September 30, 2012 and December 31, 2011.

September 30, 2012	Single and multifamily residential real estate	Construction and development	Commercial real estate - other	Commercial business	Consumer	Total
Pass Loans	$11,700,367	$677,540	$19,964	$—	$1,224,774	$13,622,645
Grade 1—Prime	—	—	—	308,750	—	308,750
Grade 2—Good	—	—	466,678	109,334	—	576,012
Grade 3—Acceptable	1,570,882	361,126	10,089,693	4,051,157	—	16,072,858
Grade 4 — Acceptable w/ Care	4,557,886	5,717,855	13,262,438	6,420,544	—	29,958,723
Grade 5 — Special Mention	1,103,156	97,759	—	62,849	—	1,263,764
Grade 6—Substandard	1,880,007	6,256,251	1,637,367	—	—	9,773,625
Grade 7—Doubtful	—	—	—	—	—	—
Total loans (gross of deferred fees)	$20,812,298	$13,110,531	$25,476,140	$10,952,634	$1,224,774	$71,576,377

December 31, 2011	Single and multifamily residential real estate	Construction and development	Commercial real estate - other	Commercial business	Consumer	Total
Pass Loans	$13,448,213	$668,187	$38,122	$—	$1,499,204	$15,653,726
Grade 1—Prime	—	—	—	308,750	—	308,750
Grade 2—Good	—	—	1,303,456	131,153	—	1,434,609
Grade 3—Acceptable	1,982,863	393,526	11,335,186	4,927,092	—	18,638,667
Grade 4 — Acceptable w/ Care	5,214,948	5,094,973	12,431,878	5,912,866	—	28,654,665
Grade 5 — Special Mention	1,108,603	103,036	317,477	66,500	—	1,595,616
Grade 6—Substandard	1,605,524	6,814,177	2,182,819	—	75,661	10,678,181
Grade 7—Doubtful	—	—	—	—	—	—
Total loans (gross of deferred fees)	$23,360,151	$13,073,899	$27,608,938	$11,346,361	$1,574,865	$76,964,214

Loans graded one through four are considered “pass” credits. At September 30, 2012, approximately 85% of the loan portfolio had a credit grade of “pass” compared to 84% at December 31, 2011. For loans to qualify for this grade, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment. Consumer loans are assigned a “pass” credit rating unless something within the loan warrants a specific classification grade. As of September 30, 2012, we had loans totaling $1.3 million classified as special mention. This classification is utilized when an initial concern is identified about the financial health of a borrower. Loans are designated as such in order to be monitored more closely than other credits in the loan portfolio. At September 30, 2012, substandard loans totaled $9.8 million, with all loans being collateralized by real estate. Substandard credits are evaluated for impairment on a quarterly basis.

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

At September 30, 2012, impaired loans totaled $9.5 million, all of which were valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral. Market values were obtained using independent appraisals, updated in accordance with our reappraisal policy, or other market data such as recent offers to the borrower. As of September 30, 2012, we had loans totaling approximately $261,016 that were classified in accordance with our loan rating policies but were not considered impaired. The following table summarizes information relative to impaired loans, by portfolio class, at September 30, 2012 and December 31, 2011.

	Unpaid principal balance	Recorded investment	Related allowance	Average impaired investment	Year to date interest income
September 30, 2012
With no related allowance recorded:
Single and multifamily residential real estate	$90,895	$90,895	$—	$91,120	$40,473
Construction and development	3,523,196	3,360,235	—	2,438,628	171,284
Commercial real estate—other	1,322,796	1,322,796	—	1,094,896	—
With related allowance recorded:
Single and multifamily residential real estate	1,875,062	1,789,113	136,013	1,359,371	—
Construction and development	3,732,530	2,635,000	263,500	3,884,515	—
Commercial real estate—other	314,572	314,572	8,572	235,929	—
Consumer	—	—	—	18,915	—
Total:
Single and multifamily residential real estate	1,965,957	1,880,008	136,013	1,450,491	40,473
Construction and development	7,255,726	5,995,235	263,500	6,323,143	171,284
Commercial real estate—other	1,637,368	1,637,368	8,572	1,330,825	—
Consumer	—	—	—	18,915	—
	$10,859,051	$9,512,611	$408,085	$9,123,374	$211,757

	Unpaid principal balance	Recorded investment	Related allowance	Average impaired investment	Year to date interest income
December 31, 2011
With no related allowance recorded:
Single and multifamily residential real estate	$91,195	$91,195	$—	$106,348	$—
Construction and development	2,215,234	2,215,234	—	1,910,774	75,449
Commercial real estate—other	404,502	354,990	—	780,124	—
Commercial business	—	—	—	18,453	—
With related allowance recorded:
Single and multifamily residential real estate	1,600,279	1,514,330	141,830	2,001,323	—
Construction and development	6,038,519	4,598,943	383,421	6,078,709	100,694
Commercial real estate—other	—	—	—	404,916	9,907
Commercial business	—	—	—	18,453	—
Consumer	75,661	75,661	38,424	15,132	—
Total:
Single and multifamily residential real estate	1,691,474	1,605,525	141,830	2,107,671	—
Construction and development	8,253,753	6,814,177	383,421	7,989,483	176,143
Commercial real estate—other	404,502	354,990	—	1,185,040	9,907
Commercial business	—	—	—	36,906	—
Consumer	75,661	75,661	38,424	15,132	—
	$10,425,390	$8,850,353	$563,675	$11,334,232	$186,050

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

Our policy with respect to accrual of interest on loans restructured in a TDR follows relevant supervisory guidance. That is, if a borrower has demonstrated performance under the previous loan terms and shows capacity to perform under the restructured loan terms; continued accrual of interest at the restructured interest rate is likely. If a borrower was materially delinquent on payments prior to the restructuring, but shows capacity to meet the restructured loan terms, the loan will likely continue as nonaccrual going forward. Lastly, if the borrower does not perform under the restructured terms, the loan is placed on nonaccrual status. We will continue to closely monitor these loans and will cease accruing interest on them if management believes that the borrowers may not continue performing based on the restructured note terms.

The carrying balance of troubled debt restructurings as of September 30, 2012 was $2.5 million and consisted of three performing loans within two relationships. The carrying balance of troubled debt restructurings as of December 31, 2011 was $1.3 million which consisted of two non-performing loans in one relationship, and the collateral securing these loans was subsequently transferred to real estate owned during the quarter ended March 31, 2012.

There were two commercial real estate loans and one single family loan that was modified during the nine months ended September 30, 2012 totaling $2.5 million (pre-modification investment equaling post-modification investment). Two of these loans were modified with a term concession and the third was modified with a rate concession.

One loan modified as a troubled debt restructuring within the previous 12-month period became 30-59 days delinquent as of September 30, 2012, and was brought current in early October 2012.

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

The following table summarizes activity related to our allowance for loan losses for the nine months ended September 30, 2012 and 2011, by portfolio segment.

	Single and multifamily residential real estate	Construction and development	Commercial real estate - other	Commercial business	Consumer	Total
September 30, 2012
Allowance for loan losses:
Balance, beginning of period	$576,669	$688,847	$347,061	$412,808	$85,138	$2,110,523
Provision for loan losses	76,866	494,156	(288,490)	(374,985)	70,453	(22,000)
Loan charge-offs	(55,330)	(18,461)	(49,999)	(10)	(91,901)	(215,701)
Loan recoveries	1,575	—	—	1,233	—	2,808
Net loans charged-off	(53,755)	(18,461)	(49,999)	1,223	(91,901)	(212,893)
Balance, end of period	$599,780	$1,164,542	$8,572	$39,046	$63,690	$1,875,630

Individually reviewed for impairment	$136,012	$263,500	$8,572	—	$—	$408,084
Collectively reviewed for impairment	463,768	901,042	—	39,046	63,690	1,467,546
Total allowance for loan losses	$599,780	$1,164,542	$8,572	$39,046	$63,690	$1,875,630

Gross loans, end of period:
Individually reviewed for impairment	$1,880,007	$5,995,236	$1,637,368	$—	$—	$9,512,611
Collectively reviewed for impairment	18,932,291	7,115,295	23,838,772	10,952,634	1,224,774	62,063,766
Total loans (gross of deferred fees)	$20,812,298	$13,110,531	$25,476,140	$10,952,634	$1,224,774	$71,576,377

September 30, 2011
Allowance for loan losses:
Balance, beginning of year	$859,255	$1,365,914	$473,504	$306,791	$57,028	$3,062,492
Provision for loan losses	186,224	626,379	4,153	(96,612)	9,856	730,000
Loan charge-offs	(390,069)	(1,232,202)	(25,706)	(764)	(6,979)	(1,655,720)
Loan recoveries	—	—	—	214,114	—	214,114
Net loans charged-off	(390,069)	(1,232,202)	(25,706)	213,350	(6,979)	(1,441,606)
Balance, end of period	$655,410	$760,091	$451,951	$423,529	$59,905	$2,350,886

Individually reviewed for impairment	$173,962	$421,756	$61,500	$—	$—	$657,218
Collectively reviewed for impairment	481,448	338,335	390,451	423,529	59,905	1,693,668
Total allowance for loan losses	$655,410	$760,091	$451,951	$423,529	$59,905	$2,350,886

Gross loans, end of period:
Individually reviewed for impairment	$1,794,986	$6,980,408	$1,320,411	$92,265	$—	$10,188,070
Collectively reviewed for impairment	23,031,982	6,716,261	29,520,242	11,712,381	1,628,660	72,609,526
Total loans (gross of deferred fees)	$24,826,968	$13,696,669	$30,840,653	$11,804,646	$1,628,660	$82,797,596

Portions of the allowance for loan losses may be allocated for specific loans or portfolio segments. However, the entire allowance for loan losses is available for any loan that, in management’s judgment, should be charged-off. Beginning first quarter 2012, we began using the average of the last eight quarters of our charge-off history versus the prior three years with a heavier weight on the most recent year, both adjusted for portfolio and economic factors. This change in methodology has caused an increase in the general reserve allocation from 2.27% as of December 31, 2011 to 2.36% as of September 30, 2012. While balances continue to decrease, the heavier weight on more recent charge off activity can drive up reserve requirements if charge off activity has increased. Since 2010 and the first part of 2011 had significant charge offs, the activity has driven up the coverage ratio in general. While management utilizes the best judgment and information available to it, the ultimate adequacy of the allowance for loan losses depends on a variety of factors beyond our control, including the performance of our loan portfolio, the economy, changes in interest rates, and the view of the regulatory authorities toward loan classifications. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

NOTE 5 — FAIR VALUE

Assets and Liabilities Measured at Fair Value

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company determines the fair values of its financial instruments based on the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs that may be used to measure fair value are detailed in Note 2.

Available-for-sale investment securities ($18,046,428 at September 30, 2012) are carried at fair value and measured on a recurring basis using Level 2 inputs (other observable inputs). Fair values are estimated by using bid prices and quoted prices of pools or tranches of securities with similar characteristics.

We do not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and a specific reserve within the allowance for loan losses is established or the loan is charged down to the fair value less costs to sell. At September 30, 2012, all impaired loans were evaluated on a nonrecurring basis based on the market value of the underlying collateral. Market values are generally obtained using independent appraisals or other market data, which the Company considers to be Level 2 inputs (other observable inputs). The aggregate carrying amount, net of specific reserves, of impaired loans carried at fair value at September 30, 2012 was $9,104,527.

Other real estate owned and repossessed assets, generally consisting of properties or other collateral obtained through foreclosure or in satisfaction of loans, are carried at fair value and measured on a nonrecurring basis. Market values are generally obtained using independent appraisals or other current market information, including but not limited to offers received on a property, which the Company considers to be level 2 inputs (other observable inputs). The carrying amount of other real estate owned and repossessed assets carried at fair value at September 30, 2012 was $4,576,744.

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

The estimated fair values of the Company’s financial instruments at September 30, 2012 and December 31, 2011 are as follows:

September 30, 2012	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$4,293,911	$4,293,911	$4,293,911	$—	$—
Federal funds sold	8,655,000	8,655,000	8,655,000	—	—
Investment securities available for sale	18,046,428	18,046,428	—	18,046,428	—
Non-marketable equity securities	735,300	735,300	—	735,300	—
Loans, net	69,599,378	68,477,220		68,477,220	—

Financial Liabilities:
Deposits	93,470,223	93,668,203	—	93,668,203	—
Federal Home Loan Bank advances	7,000,000	7,175,244	—	7,175,244	—
Securities sold under agreements to repurchase	29,145	29,145	—	29,145	—

December 31, 2011	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$5,651,491	$5,651,491	$5,651,491	$—	$—
Federal funds sold	9,550,000	9,550,000	9,550,000	—	—
Investment securities available for sale	12,621,404	12,621,404	—	12,621,404	—
Non-marketable equity securities	918,350	918,350	—	918,350	—
Loans, net	74,778,838	73,856,166	—	73,856,166	—

Financial Liabilities:
Deposits	96,568,144	96,772,145	—	96,772,145	—
Federal Home Loan Bank advances	7,000,000	7,281,360	—	7,281,360	—
Securities sold under agreements to repurchase	107,777	107,777	—	107,777	—

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

DISCUSSION OF FORWARD-LOOKING STATEMENTS

This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “believe,” “continue,” “assume,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in our forward-looking statements include, but are not limited, to the following:

•	our ability to comply with our Consent Order, including the capital directive therein, and potential regulatory actions if we fail to comply;

•	results of examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses or write-down assets;

•	general economic conditions, either nationally or regionally and especially in our primary service area, being less favorable than expected, resulting in, among other things, a deterioration in credit quality;

•	greater than expected losses due to higher credit losses generally and specifically because losses in the sectors of our loan portfolio secured by real estate are greater than expected due to economic factors, including, but not limited to, declining real estate values, increasing interest rates, increasing unemployment, or changes in payment behavior or other factors;

•	greater than expected losses due to higher credit losses because our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral;

•	the amount of our loan portfolio collateralized by real estate and weakness in the real estate market;

•	the rate of delinquencies and amount of loans charged-off;

•	the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;

•	our ability to maintain appropriate levels of capital, including the potential that the regulatory agencies may require higher levels of capital above the current standard regulatory-mandated minimums, including the impact of the proposed capital rules under Basel III;

•	the rate of loan growth in recent years and the lack of seasoning of our loan portfolio;

•	our ability to attract and retain key personnel;

•	our ability to retain our existing customers, including our deposit relationships;

•	significant increases in competitive pressure in the banking and financial services industries;

•	adverse changes in asset quality and resulting credit risk related losses and expenses;

•	changes in the interest rate environment which could reduce anticipated or actual margins;

•	changes in political conditions or the legislative or regulatory environment, including but not limited to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and regulations adopted thereunder, changes in federal and/or state tax laws or interpretations thereof by taxing authorities and other governmental initiatives affecting the banking and financial services industries;

•	changes occurring in business conditions and inflation;

•	increased funding costs due to market illiquidity, increased competition for funding, and/or increased regulatory requirements with regard to funding;

•	changes in deposit flows;

•	changes in technology;

•	changes in monetary and tax policies;

•	changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board and the Financial Accounting Standards Board;

•	loss of consumer confidence and economic disruptions resulting from terrorist activities or other military actions; and

•	other risks and uncertainties detailed our Annual Report on Form 10-K for the year ended December 31, 2011 and from time to time in our filings with the Securities and Exchange Commission.

These risks are exacerbated by the developments over the last three plus years in local, national and international financial markets and fiscal situations, and we are unable to predict what effect these uncertain market conditions will continue to have on our Company. Beginning in 2008 and continuing through 2011, the capital and credit markets experienced unprecedented levels of extended volatility and disruption. During the first nine months of 2012, economic conditions, while slow by historical standards, have shown signs of stabilization. However, as a result of U.S. government fiscal challenges, continued volatility in European sovereign and bank debt, slow improvement in domestic employment conditions, and the economic and monetary policy statements by the Board of Governors of the Federal Reserve System (the “Federal Reserve”), it is difficult to predict if this stabilization is indicative of a lasting trend. Current economic reports are mixed and the outlook for the remainder of 2012 is unclear and does not yet indicate expectations of a sustained recovery. There can be no assurance that the current level of economic activity will not continue to materially and adversely impact the U.S. economy in general, the banking industry, and our business, financial condition and results of operations, as well as our ability to maintain sufficient capital or other funding for liquidity and business purposes.

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

Overview

The following discussion describes our results of operations for the three and nine month periods ended September 30, 2012 and 2011 and also analyzes our financial condition as of September 30, 2012.

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

Recent Regulatory Developments

On November 14, 2011, the Bank entered into a Consent Order with the OCC, which, among other things, contains a requirement that the Bank maintain minimum capital levels that exceed the minimum regulatory capital ratios for “well-capitalized” banks. The minimum capital ratios for a bank are generally 8% for total capital, 4% for Tier 1 capital and 4% for leverage. To be eligible to be classified as “well-capitalized,” a bank must generally maintain a total capital ratio of 10% or more, a Tier 1 capital ratio of 6% or more, and a leverage ratio of 5% or more. The Consent Order requires the Bank to achieve Tier 1 capital at least equal to 9% of adjusted total average assets, Tier 1 risk based capital at least equal to 10%, and total risk based capital at least equal to 12% of risk-weighted assets by March 31, 2012. The Bank has not achieved these higher capital requirements and has been deemed by the OCC not to be in compliance with a majority of the Articles in the Consent Order, which are dependent on the Bank achieving these higher capital requirements. As a result of the non-compliance, the OCC has the authority to subject us to further enforcement remedies, including civil money penalties and/or sanctions as the OCC considers appropriate. Further, as long as the Consent Order remains in effect, the Bank will not be deemed to be “well-capitalized” unless or until Consent Order levels have been achieved.

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

The Board completed this written analysis and submitted it to the OCC on February 24, 2012, stating that it would seek a merger partner but would also continue to pursue other alternatives, including raising capital. On August 30, 2012, we informed the OCC that we are seeking to raise $15 million in additional capital as described in further detail in this “Management’s Discussion and Analysis — Recent Regulatory Developments” section below. We provide regular updates to the OCC regarding our strategic plans.

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

Requirements of the Consent Order	Bank’s Compliance Efforts
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

The OCC granted an extension to February 28, 2012, for compliance with this Article. The Board submitted its Capital Plan to the OCC on February 24, 2012. Subsequently, the OCC notified the Bank that it did not approve this Capital Plan. The Board submitted a new plan to the OCC on August 30, 2012 and on September 20, 2012, the OCC accepted this plan as an acceptable alternative to the required Disposition Plan.

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

As of November 7, 2012, we are not aware of any violations of this provision of the Consent Order. All extensions of credit or modifications related to a criticized borrower have been properly approved by the Board.

Requirements of the Consent Order	Bank’s Compliance Efforts
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
As of November 7, 2012, we are not aware of any violations of this provision of the Consent Order.
Ensure, within 60 days of the effective date of the Consent Order (and thereafter, within 60 days from the receipt of any Report of Examination or other applicable correspondence from the OCC or any internal or external loan review), that proper collateral documentation is maintained on all loans and correct each collateral exception listed by the OCC or any other bank examiner.
As of November 7, 2012, we are not aware of any violations of this provision of the Consent Order.
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
As of November 7, 2012, we are not aware of any violations of this provision of the Consent Order.

We intend to take all actions necessary to enable the Bank to comply with the requirements of the Consent Order, and as of the date hereof, we believe we have submitted all documentation required to the OCC. However, we have been unable to increase our capital ratios to the requirements in the Consent Order. As a result, we have been deemed not in compliance with a majority of the Articles in the Consent Order, which are dependent on the Bank achieving these higher capital requirements. On August 30, 2012, we submitted a new plan for capital stability to the OCC that the OCC accepted on September 20, 2012 as an acceptable alternative plan to increase capital. Pursuant to this new plan, we are seeking to raise $15 million through a private placement offering of common stock. If we are successful in this offering, we anticipate that we would modify our existing business plan to enhance our ability to generate additional interest and noninterest income through serving as a processing and servicing bank for mobile payments. We would anticipate undertaking this modification to our business plan only if we first raise this capital and are released from the Consent Order. There can be no assurances that the Bank will be able to raise this capital or to comply fully with the remaining provisions of the Consent Order.

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

Results of Operations

Three months ended September 30, 2012 and 2011

We recorded a net loss of $172,913, or $0.08 per diluted share, for the quarter ended September 30, 2012, compared to a net income of $39,525, or $0.02 per diluted share, for the quarter ended September 30, 2011. The decrease in earnings of $212,438 was primarily due to the reduction in net interest income as a result of the decrease in yield on interest earning assets and the increase in real estate owned activity and professional fees offset by an increase in noninterest income. Each of these components is discussed in greater detail below.

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the three months ended September 30, 2012 and 2011. We derived these yields by dividing annualized income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. The net amount of capitalized loan fees are amortized into interest income on loans.

	For the Three Months Ended September 30,
	2012			2011
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Federal funds sold and other	$10,719,273	$11,044	0.41%	$9,302,900	$11,027	0.47%
Investment securities	17,111,837	98,182	2.28	8,236,429	60,118	2.90
Loans (1)	71,711,528	924,350	5.11	83,418,652	1,171,051	5.57
Total interest-earning assets	$99,542,638	$1,033,576	4.12%	$100,957,981	$1,242,196	4.88%

NOW accounts	$6,211,169	$5,688	0.36%	$5,789,429	$9,595	0.66%
Savings & money market	40,110,167	72,325	0.72	35,739,066	92,978	1.03
Time deposits (excluding brokered time deposits)	37,888,546	91,631	0.96	32,505,156	114,448	1.40
Brokered time deposits	3,585,177	19,037	2.11	17,112,586	86,541	2.01
Total interest-bearing deposits	87,795,060	188,681	0.85	91,146,237	303,562	1.32
Borrowings	7,146,794	53,271	2.96	7,174,162	53,449	2.96
Total interest-bearing liabilities	$94,941,854	$241,952	1.01%	$98,320,399	$357,011	1.44%

Net interest spread			3.11%			3.44%
Net interest income/ margin		$791,624	3.16%		$885,185	3.48%

(1)	Nonaccrual loans are included in average balances for yield computations.

For the three months ended September 30, 2012, we recognized $1.0 million in interest income and $241,952 in interest expense, resulting in net interest income of $791,624, a decrease of $93,561, or 11%, over the same period in 2011. Average earning assets decreased to $99.5 million for the three months ended September 30, 2012 from $101.0 million for the three months ended September 30, 2011, a decrease of $1.4 million, or 1%. This decrease in earning assets was primarily due to an $11.7 million decrease in average loans between periods offset by a $8.9 million increase in investment securities and a $1.4 million increase in federal funds sold. Average interest bearing liabilities decreased to $94.9 million for the three months ended September 30, 2012 from $98.3 million for the three months ended September 30, 2011, a decrease of $3.4 million, or 3%. Beginning in 2009, we adopted measures to promote the long term stability of the Bank. These measures included restructuring the balance sheet to focus on credit quality and management of our funding sources to increase liquidity and the net interest margin. As a result, average loans have decreased between periods, with funds from net loan payoffs being used to pay off brokered time deposits as well as to strengthen our liquidity position through cash and the investment securities portfolio. Net interest margin, calculated as annualized net interest income divided by average earning assets, decreased from 3.48% for the quarter ended September 30, 2011 to 3.16% for the quarter ended September 30, 2012, primarily due to a decrease in yield on earning assets from 4.88% to 4.12% between periods, partially offset by a decrease in cost of funds from 1.44% to 1.01% between periods due to the mix of liabilities and the timing of their repricing.

We recorded a recovery of provision for loan losses of $64,750 for the quarter ended September 30, 2012, representing a decrease of $15,250 compared to a recovery of provision for loan losses of $80,000 for the quarter ended September 30, 2011. The allowance as a percentage of gross loans decreased to 2.62% as of September 30, 2012 compared to 2.74% at December 31, 2011. Specific reserves were $408,084 on impaired loans of $9.5 million as of September 30, 2012 compared to specific reserves of $563,675 on impaired loans of $8.9 million as of December 31, 2011. As of September 30, 2012, the general reserve allocation was 2.36% of gross loans not impaired compared to 2.27% as of December 31, 2011. The recovery for the current quarter is due to the decline in the loan balances.

For the three months ended September 30, 2012, noninterest income was $172,136 compared to $73,916 for the three months ended September 30, 2011, an increase of $98,220, or 133%, between comparable periods. Noninterest income for the three months ended September 30, 2012 and 2011 was derived from service charges on deposits, customer service fees, gains on investment securities sales, and mortgage origination income. The two large contributors for this quarter’s increase were gains on the sale of investment securities, an increase of $66,175; and an increase in mortgage origination income of $41,393.

During the current quarter, we incurred noninterest expenses of $1.2 million, compared to noninterest expenses of $999,576 for the quarter ended September 30, 2011, an increase of $201,847, or 20%. This increase in noninterest expenses for the three month period ended September 30, 2012 primarily resulted from an increase of $39,204 in real estate owned activity which includes expenses to carry other real estate, gains and losses on sales of other real estate, and write-downs on real estate owned. Compensation and benefits increased $21,727, or 5% due to vacant positions in the September 30, 2011 quarter which were filled prior to the quarter ended September 30, 2012 and due to the reinstated matching of 401k contributions. Insurance increased $48,825 due to a reduction in an estimate of the FDIC costs for the three months ended September 30, 2011. Professional fees increased $45,886 due to legal fees assisting with compliance with the consent order and implementation of our strategic plan. Other expenses increased $51,136 due to outside vendor costs associated with staffing.

We did not recognize any income tax benefit or expense for the three months ended September 30, 2012 and 2011. Accounting literature states that a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized. The determination of whether a deferred tax asset is realizable is based on weighing all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified. During our September 30, 2010 quarterly analysis of the valuation allowance recorded against our deferred tax assets, we determined that it was not more likely than not that our deferred tax assets will be recognized in future years due to the continued decline in credit quality and the resulting impact on net interest margin, increased net losses, and negative impact on capital as a result of provision for loan losses and write-downs on other real estate owned, and booked a 100% valuation allowance against the deferred tax asset. We will continue to analyze our deferred tax assets and related valuation allowance each quarter taking into account performance compared to forecast and current economic or internal information that would impact forecasted earnings. No expense was recognized on net income for the quarter ended September 30, 2012 due to the Company’s large cumulative net operating loss carry-forward position as well as the 100% valuation allowance on our deferred tax assets.

Nine months ended September 30, 2012 and 2011

We recorded a net loss of $47,939, or $0.02 per diluted share, for the nine months ended September 30, 2012, an improvement of $1.4 million compared to a net loss of $1.4 million, or $0.68 per diluted share, for the nine months ended

September 30, 2011. This increase between comparable periods was primarily driven by decreases in several expense areas including provision for loan losses and real estate owned activity. Each of these components is discussed in greater detail below.

	For the Nine Months Ended September 30,
	2012			2011
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Federal funds sold and other	$11,310,338	$35,893	0.42%	$9,397,543	$35,060	0.50%
Investment securities	14,749,365	281,638	2.54	9,562,051	210,390	2.94
Loans (1)	73,574,702	2,880,241	5.21	88,105,894	3,349,379	5.08
Total interest-earning assets	$99,634,405	$3,197,772	4.28%	$107,065,488	$3,594,829	4.49%

NOW accounts	$6,072,987	$16,869	0.37%	$5,990,791	$30,468	0.68%
Savings & money market	38,714,197	210,586	0.72	34,891,870	290,054	1.11
Time deposits (excluding brokered time deposits)	38,029,089	294,143	1.03	32,996,890	379,815	1.54
Brokered time deposits	5,411,999	92,342	2.27	21,071,174	341,088	2.16
Total interest-bearing deposits	88,228,272	613,940	0.93	94,950,725	1,041,425	1.47
Borrowings	7,144,205	158,698	2.96	7,121,766	158,825	2.98
Total interest-bearing liabilities	$95,372,477	$772,638	1.08%	$102,072,491	$1,200,250	1.57%

Net interest spread			3.20%			2.92%
Net interest income/ margin		$2,425,134	3.24%		$2,394,579	2.99%

(1) Nonaccrual loans are included in average balances for yield computations.

For the nine months ended September 30, 2012, we recognized $3.2 million in interest income and $772,638 in interest expense, resulting in net interest income of $2.4 million, an increase of $30,554, or 1%, over the same period in 2011. Average earning assets decreased to $99.6 million for the nine months ended September 30, 2012 from $107.1 million for the nine months ended September 30, 2011 a decrease of $7.4 million, or 7%. This decrease in earning assets was due to a $14.5 million decrease in average loans between periods offset by a $5.2 million increase in federal funds sold and other as well as a $1.9 million increase in investment securities. Average interest bearing liabilities decreased to $95.4 million for the nine months ended September 30, 2012 from $102.1 million for the nine months ended September 30, 2011, a decrease of $6.7 million, or 7%. Net interest margin, calculated as annualized net interest income divided by average earning assets, increased from 2.99% for the nine months ended September 30, 2011 to 3.24% for the nine months ended September 30, 2012, primarily due to a decrease in cost of funds from 1.57% to 1.08% between periods due to the mix of liabilities and the timing of their repricing.

For the nine months ended September 30, 2012, a net recovery in our provision for loan losses was recorded of $22,000 representing a decrease of $752,000, or 103%, compared to the loan loss provision expense of $730,000 for the nine months ended September 30, 2011. The decrease in provision for loan losses for the current nine months is due to the decrease in loan balances. In addition, over the last year, we have seen a decrease in the amount of charge-offs and specific reserves needed due to the apparent stabilization of nonperforming loans. The allowance as a percentage of gross loans decreased to 2.62% as of September 30, 2012 compared to 2.74% at December 31, 2011. This decline is due to payoffs in our commercial real estate portfolio which carries a higher historical loss ratio and consequently a higher reserve factor within our allowance model. Specific reserves were $408,084 on impaired loans of $9.5 million as of September 30, 2012 compared to specific reserves of $563,675 on impaired loans of $8.9 million as of December 31, 2011. As of September 30, 2012, the general reserve allocation was 2.36% of gross loans not impaired compared to 2.27% as of December 31, 2011. The provision for loan losses is discussed further below under “Provision and Allowance for Loan Losses.”

For the nine months ended September 30, 2012, noninterest income was $409,126 compared to $169,999 for the nine months ended September 30, 2011, an increase of $239,127, or 141%, between comparable periods. This increase is due to an increase in gains on sale of investment securities of approximately $192,570 between comparable periods and an increase in mortgage origination income of approximately $73,863. Noninterest income for the nine months ended

September 30, 2012 and 2011 was derived from service charges on deposits, customer service fees, rental income, mortgage origination income and gains on the sale of investment securities.

During the nine months ended September 30, 2012, we incurred noninterest expenses of $2.9 million, compared to noninterest expenses of $3.2 million for the nine months ended September 30, 2011, a decrease of $339,464, or 10%. This decrease in noninterest expenses resulted primarily from a decrease of $673,245, or 121%, in real estate owned activity which includes expenses to carry other real estate, gains and losses on sales of other real estate, and write-downs on real estate owned. Included in real estate owned activity is a $521,613 gain on the sale of a piece of property originally purchased by the Bank to be used as a future headquarters that was transferred to other real estate owned when we entered into a contract to sell the property. In addition, the decrease in expense was attributable to a property which incurred a large write-down during the nine months ended September 30, 2011 based on an appraisal received in that year. Write-downs or recoveries and gains or losses are charged against income, if necessary, as a result of our regular review of the fair value of repossessed property. Increases in compensation and benefits of $96,232 and increases in professional fees of $156,073 offset the large decrease in real estate owned activity. Compensation and benefits increased due to the filling of vacancies. Professional fees increased due to consulting and legal expenses related to compliance with our Consent Order as well as strategic initiatives to increase capital.

We did not recognize any income tax benefit for the nine months ended September 30, 2012 or 2011.

Assets and Liabilities

General

Total assets as of September 30, 2012 and December 31, 2011 were $109.2 million and $112.3 million, respectively, a decrease of $3.1 million. Loans decreased $5.2 million, which was the result of $3.9 million of net loan payoffs and $1.5 million in transfers between loans and other real estate owned. Other real estate owned decreased due to the transfer in of five properties, the sale of three properties as well as net write-downs taken during the nine months ended September 30, 2012. Investment securities increased $5.4 million due to our strategy to invest excess cash. Cash and cash equivalents decreased $1.4 million and federal funds sold decreased $895,000. At September 30, 2012, our total assets consisted principally of $4.3 million in cash and due from banks, $18.0 million in investment securities, $69.6 million in net loans, $2.2 million in property and equipment and $4.6 million in other real estate owned and repossessed assets. Our management closely monitors and seeks to maintain appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and demand.

Liabilities at September 30, 2012 totaled $100.8 million, representing a decrease of approximately $3.1 million compared to December 31, 2011, and consisted principally of $93.5 million in deposits and $7.0 million in borrowings. Our borrowings consisted of FHLB advances and customer repurchase agreements. At September 30, 2012, shareholders’ equity was $8.4 million compared to $8.4 million at December 31, 2011. Shareholders’ equity remained flat because the net loss of $47,939 was offset by the increase of $52,084 in unrealized gains on investment securities for the nine months ended September 30, 2012.

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, we invest a substantial percentage of our earning assets in our loan portfolio. At September 30, 2012, our gross loan portfolio consisted primarily of $45.6 million of commercial real estate loans, $10.9 million of commercial business loans, and $15 million of consumer and home equity loans. Our current loan portfolio composition is not materially different than the loan portfolio composition disclosed in the footnotes to the consolidated financial statements included in our Annual Report on Form 10-K for 2011 as filed with the SEC. We experienced net payoffs of $3.9 million during the nine months ended September 30, 2012 due to low market demand, careful consideration of liquidity needs and credit risk management.

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

Refer to Note 4, Loans, for a table summarizing delinquencies and nonaccruals, by portfolio class, as of September 30, 2012 and December 31, 2011. Total delinquent and nonaccrual loans increased from $6.4 million at December 31, 2011 to $6.6 million at September 30, 2012, an increase of $220,493, or 3%. This increase was a result of movement in several categories. Nonaccrual loans decreased slightly during the nine months due to our repossession of single and multifamily residential real estate and construction and development properties in satisfaction of loans. At September 30, 2012, nonaccrual loans represented 7.0% of gross loans compared to 6.6% of gross loans as of December 31, 2011. Loans past due 30-89 days are considered potential problem loans and amounted to $1,597,241 at September 30, 2012 compared to $1,357,427 at December 31, 2011. One loan for $1.2 million in this category has since been brought current.

Another method used to monitor the loan portfolio is credit grading. As part of the loan review process, loans are given individual credit grades, representing the risk we believe is associated with the loan balance. Credit grades are assigned based on factors that impact the collectability of the loan, the strength of the borrower, the type of collateral, and loan performance. Commercial loans are individually graded at origination and credit grades are reviewed on a regular basis in accordance with our loan policy. Consumer loans are assigned a “pass” credit rating unless something within the loan warrants a specific classification grade. Refer to Note 4, Loans, for a table summarizing management’s internal credit risk grades, by portfolio class, as of September 30, 2012 and December 31, 2011.

Loans graded one through four are considered “pass” credits. At September 30, 2012, approximately 85% of the loan portfolio had a credit grade of “pass” compared to 84% at December 31, 2011. For loans to qualify for this grade, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment. Consumer loans are assigned a “pass” credit rating unless something within the loan warrants a specific classification grade.

Loans with a credit grade of five are not considered classified; however they are categorized as a special mention or watch list credit, and are considered potential problem loans. This classification is utilized by us when we have an initial concern about the financial health of a borrower. These loans are designated as such in order to be monitored more closely than other credits in our portfolio. We then gather current financial information about the borrower and evaluate our current risk in the credit. We will then either reclassify the loan as “substandard” or back to its original risk rating after a review of the information. There are times when we may leave the loan on the watch list, if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we determine to review the loan on a more regular basis. Loans on the watch list are not considered problem loans until they are determined by management to be classified as substandard. As of September 30, 2012, we had loans totaling $1.3 million on the watch list compared to $1.6 million as of December 31, 2011, a decrease of approximately $331,854 or 21%. This decrease in watch list loans was due to the full payoff of one loan within this category. No loans were added to the watch list during the quarter ended September 30, 2012 nor were any loans downgraded during the quarter.

Loans graded six or greater are considered classified credits. At September 30, 2012 and December 31, 2011, classified loans totaled $9.8 million and $10.7 million, respectively. The decrease in this category of $904,555, or 8%, during the nine months ended September 30, 2012 is due to the repossession of five properties totaling $1.5 million, charge-offs of approximately $213,000, paydowns of $1.1 million, the upgrade of one relationship in the amount of $507,000 to “pass” based on the strength of the borrower which changed due to an acquisition of a related entity, and the addition of six loans for $1.7 million. Classified credits are evaluated for impairment on a quarterly basis.

A loan is considered impaired when, based on current information and events, we conclude it is probable that we will be unable to collect the scheduled payments of principal or interest when due, according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan-by-loan basis by calculating either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. The resultant shortfall is charged to provision for loan losses and is classified as a specific reserve. When an impaired loan is ultimately charged-off, the charge-off is taken against the specific reserve.

At September 30, 2012, impaired loans totaled $9.5 million, all of which were valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral. Market values were obtained using independent appraisals, updated in accordance with our reappraisal policy, or other market data such as recent offers to the borrower. As of September 30, 2012, we had two loans totaling approximately $261,016 that were classified in accordance with our loan rating policies but were not considered impaired. Refer to Note 4, Loans, for a table summarizing information relative to impaired loans, by portfolio class, at September 30, 2012 and December 31, 2011.

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

The carrying balance of troubled debt restructurings as of September 30, 2012 was $2.5 million and consisted of three performing loans involving two relationships. The carrying balance of troubled debt restructurings as of December 31, 2011 was $1.3 million which consisted of two non-performing loans in one relationship, and the collateral securing these loans was subsequently transferred to real estate owned during the quarter ended March 31, 2012.

There were two commercial real estate loans and one single family loan that were modified during the nine months ended September 30, 2012 totaling $2.5 million (pre-modification investment equaling post-modification investment). Two of these loans were modified with a term concession and one was modified with a rate concession.

One loan modified as a troubled debt restructuring within the previous 12-month period became 30-59 days delinquent as of September 30, 2012 but was brought current in early October 2012.

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. At September 30, 2012, the allowance for loan losses was $1.9 million, or 2.62% of gross loans, compared to $2.1 million at December 31, 2011, or 2.74% of gross loans. This decrease in the allowance for loan losses is due to charge-offs taken against specific reserves, as well as payoffs in our residentitial and commercial real estate portfolios, which carry higher historical loss ratios and, consequently, higher reserve factors within our allowance model.

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

Our allowance for loan losses consists of both specific and general reserve components. The specific reserve component relates to loans that are impaired loans as defined in FASB ASC Topic 310, “Receivables”. Loans determined to be impaired are excluded from the general reserve calculation described below and evaluated individually for impairment. Impaired loans totaled $9.5 million at September 30, 2012, with an associated specific reserve of $408,084. See Note 4, Loans, as well as the above discussion under “Loan Performance and Credit Quality” for additional information related to impaired loans.

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

Refer to Note 4, Loans, for a table summarizing activity related to our allowance for loan losses for the quarter and nine months ended September 30, 2012 and 2011, by portfolio segment. As of September 30, 2012, the allowance for loan losses was $1.9 million, or 2.62% of gross loans, compared to $2.1 million, or 2.74% of gross loans, as of December 31, 2011 and $2.4 million, or 2.84% of gross loans, as of September 30, 2011. We recorded a net recovery for loan losses of $22,000 for the nine months ended September 30, 2012, a decrease of $752,000, or 103%, compared to the recognition of provision expense of $730,000 for the nine months ended September 30, 2011. Net loan charge-offs decreased during the quarter ended September 30, 2012, from $5,525 for the three months ended September 30, 2011 to $1,882 for the three months ended September 30, 2012, a decrease of $3,643 or 66%. Net charge-offs for the nine months ended September 30, 2012 were $212,892 compared to $1.4 million for the nine months ended September 30, 2011. Charge-offs thus far in 2012 relate to unsecured consumer loans and write-downs of collateral to fair value, against specific reserves, at the time of repossession. The charge-offs during the nine months ended September 30, 2011 were partial charge-offs taken on certain collateral-dependent loans within our real estate portfolio segments. Partial charge-offs were based on recent appraisals and evaluations on commercial real estate loans in the process of foreclosure. Loans with partial charge-offs are typically considered impaired loans and remain on nonaccrual status. As new appraisals have been obtained late in 2012 in accordance with our re-appraisal policy, deteriorations in collateral values have slowed resulting in fewer partial charge-offs.

Other Real Estate Owned and Repossessed Assets

As of September 30, 2012 and December 31, 2011, we had $4.6 million and $5.4 million in other real estate owned, respectively and $39,457 in repossessed assets. During the nine months ended September 30, 2012, five pieces of collateral were obtained from four loan relationships that went through the foreclosure process. We also completed the sale of three repossessed properties and one piece of real estate that had been re-characterized from property and equipment, net to other real estate owned at December 31, 2011 due to a sales contract being in place. The sale of that piece of real estate resulted in a gain of approximately $521,613 and is included in the gain below. The following table summarizes changes in other real estate owned and repossessed assets for the nine months ended September 30, 2012:

2012
Balance at beginning of period	$5,389,501
Repossessed property acquired in settlement of loans	1,478,230
Proceeds from sales of repossessed property	(2,545,208)
Gain on sale and write-downs of repossessed property, net	254,221
Balance at end of period	$4,576,744

As of September 30, 2012, other real estate owned consisted of residential land lots valued at $1.1 million, 1-4 family residential dwellings valued at $1.6 million, commercial land valued at $1.7 million and commercial office space valued at $117,500. Repossessed assets consisted of equipment valued at $39,457. These assets are being actively marketed with the primary objective of liquidating the collateral at a level which most accurately approximates fair value and allows recovery of as much of the unpaid principal loan balance as possible upon the sale of the asset within a reasonable period of time. Based on currently available valuation information, the carrying value of these assets is believed to be representative of their fair value less estimated costs to sell, although there can be no assurance that the ultimate proceeds from the sale of these assets will be equal to or greater than their carrying values, particularly in the current real estate environment.

Deposits

Our primary source of funds for loans and investments is our deposits. At September 30, 2012, we had $93.5 million in deposits, representing a decrease of $3.1 compared to December 31, 2011. Deposits at September 30, 2012 consisted primarily of $13.3 million in demand deposit accounts, $40.8 million in money market accounts and $38.8 million in time deposits. During the fourth quarter of 2006, we began obtaining deposits outside of our local market area in the form of brokered time deposits. Due to the interest rate environment in our market, as well as strong competition from other banking and financial service companies in gathering deposits, brokered time deposits allowed us to obtain funding in order to support loan growth. However, due to regulatory constraints, including our Consent Order, we can no longer accept brokered time deposits without prior approval from the FDIC, and since early 2010 we have been reducing our reliance on brokered time deposits. At September 30, 2012, we had $1.6 million in brokered time deposits, a decrease of $7.9 million compared to the December 31, 2011 balance of $9.5 million. Our strong customer deposit growth during 2011 and thus far in 2012, along with the decrease in our loan portfolio, enabled us to maintain a strong liquidity position while decreasing our reliance on brokered deposits, thereby lowering our cost of interest-bearing liabilities. We will continue to reduce our reliance on brokered time deposits and other noncore funding sources, while focusing our efforts to gather core deposits in our local market. Our loan-to-deposit ratio was 76.5% and 79.6% at September 30, 2012 and December 31, 2011, respectively.

Since January 20, 2010, we have had to obtain written approval from the OCC to accept, renew or roll over brokered time deposits, and as a result of the Consent Order we are no longer permitted to renew or roll over brokered time deposits without the permission of the FDIC. We do not have any maturities of brokered deposits until March of 2014, and do not believe that liquidity is an issue.

Borrowings

We use borrowings to fund growth of earning assets in excess of deposit growth. Borrowings totaled $7.0 million at September 30, 2012, compared to $7.1 million at December 31, 2011. FHLB advances accounted for $7.0 million of total borrowings as of September 30, 2012 and December 31, 2011. These advances are secured with approximately $46.3 million of first and second mortgage loans and $520,000 of stock in the FHLB. The remaining balance in borrowings represents customer repurchase agreements.

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

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits within our market. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. Our investment securities available for sale at September 30, 2012 amounted to $18.0 million, or 17% of total assets. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. At September 30, 2012, $5.7 million of our investment portfolio was pledged against outstanding debt. Therefore, the related debt would need to be repaid prior to the securities being sold and converted to cash.

We are a member of the FHLB, from which applications for borrowings can be made for leverage purposes. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. At September 30, 2012, we had collateral that would support approximately $6.7 million in additional borrowings. Like all banks, we are subject to the FHLB’s credit risk rating policy which assigns member institutions a rating which is reviewed quarterly. The rating system utilizes key factors such as loan quality, capital, liquidity, profitability, etc. During the fourth quarter of 2010, the FHLB downgraded our credit risk rating, which resulted in decreased borrowing availability (total line reduced to 15% of total assets from 20% of total assets) and increased collateral requirements (moved to 125% of borrowings from 115%). Our ability to access our available borrowing capacity from the FHLB in the future is subject to our rating and any subsequent changes based on our financial performance as compared to factors considered by the FHLB in their assignment of our credit risk rating each quarter.

We also pledge collateral to the Federal Reserve Bank’s Borrower-in-Custody of Collateral program, and our available credit under this program was approximately $7.4 million as of September 30, 2012. During the second quarter of 2011, we were informed by the Federal Reserve Bank that our available credit under the Borrower-in-Custody of Collateral program had been moved from Primary Credit to Secondary Credit, meaning borrowing requests have to be reviewed and approved in advance, and advances are to be short term in nature. This change also resulted in an increase in our collateral requirements and a corresponding decrease in our borrowing capacity with the Federal Reserve Bank.

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

The level of liquidity is measured by the cash, cash equivalents, and investment securities available for sale to total assets ratio, which was at 28.4% at September 30, 2012 compared to 24.8% as of December 31, 2011. The increase in liquidity is due to net loan payoffs of $3.9 million and a decrease in other real estate owned of $812,757 during the nine months ended September 30, 2012.

Impact of Off-Balance Sheet Instruments

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2012, we had issued commitments to extend credit of $7.6 million through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Commitments and Contingencies

As of September 30, 2012, there were no significant firm commitments outstanding for capital expenditures.

Capital Resources

Total shareholders’ equity remained flat at $8.4 million for September 30, 2012 and December 31, 2011, due to a net loss of $47,939 for the nine months ended September 30, 2012, partially offset by an increase in unrealized gains on investment securities. We believe that our capital is sufficient to fund the activities of our Bank’s operations; however, the rate of net losses has deteriorated our capital base below our established individual minimum capital ratios as discussed in greater detail below. We have not been immune to the unprecedented levels of extended volatility and disruption in the capital and credit markets and can give no assurances with respect to our capital levels.

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

See also additional discussion above under “Recent Regulatory Developments” for further information regarding our efforts to increase our capital ratios.

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at September 30, 2012 and December 31, 2011.

(Dollars in thousands)

			Per capital directive of the Consent Order		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Actual		Minimum		Minimum		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2012
Total Capital (to risk weighted assets)	$9,281,000	11.5%	$9,698,000	12.0%	$6,465,000	8.0%	$8,081,000	10.0%
Tier 1 Capital (to risk weighted assets)	8,260,000	10.2	8,081,000	10.0	3,233,000	4.0	4,849,000	6.0
Tier 1 Capital (to average assets)	8,260,000	7.4	9,986,000	9.0	4,438,000	4.0	5,547,000	5.0

As of December 31, 2011
Total Capital (to risk weighted assets)	$9,420,000	10.7%	$10,550,000	12.0%	$7,033,000	8.0%	$8,792,000	10.0%
Tier 1 Capital (to risk weighted assets)	8,308,000	9.5	8,792,000	10.0	3,517,000	4.0	5,275,000	6.0
Tier 1 Capital (to average assets)	8,308,000	7.3	10,266,000	9.0	4,563,000	4.0	5,703,000	5.0

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2012. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Part II—Other Information

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

Not applicable

Item 6. Exhibits

31.1 Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2 Rule 13a-14(a) Certification of the Principal Financial Officer.

32 Section 1350 Certification.

101 The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations and Comprehensive Income for the nine months ended September 30, 2012 and 2011, (iii) Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (v) Notes to Consolidated Financial Statements.*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2012	By: /s/ Lawrence R. Miller
Lawrence R. Miller
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Martha L. Long
Martha L. Long
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number                        Description

31.1 Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2 Rule 13a-14(a) Certification of the Principal Financial Officer.

32    Section 1350 Certification.

101 The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations and Comprehensive Income for the nine months ended September 30, 2012 and 2011, (iii) Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (v) Notes to Consolidated Financial Statements.*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.