Form 10-K
period 2012-12-31
Independence Bancshares, Inc.
filed 2013-03-28
CIK 1311828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For The Fiscal Year Ended: December 31, 2012.

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the Transition Period from ______ to ______

Commission file number 000-51907

Independence Bancshares, Inc.
(Exact name of registrant as specified in its charter)

South Carolina	20-1734180
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 E. Washington Street, Greenville	29601
(Address of principal executive offices)	(Zip Code)
864-672-1776

(Registrant’s telephone number, including area code) Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No [X]

The estimated aggregate market value of the Common Stock held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers) of the Company on December 31, 2012 was $1,751,553. This calculation was based upon an estimate of the fair market value of the Common Stock of $.161 per share, which was the price of the last trade of which management was aware prior to June 30, 2012.

The number of shares outstanding of the issuer’s common stock, as of March 27, 2013, was 19,733,760.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business.

This report, including information included or incorporated by reference in this document, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “believe,” “continue,” “assume,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in our forward-looking statements include, but are not limited, to the following:

•	our ability to comply with our Consent Order (as defined below), including the capital directive therein, and potential regulatory actions if we fail to comply;

•	examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses or write-down assets;

•	changes in economic conditions resulting in, among other things, a deterioration in credit quality;

•	credit losses as a result of declining real estate values, increasing interest rates, increasing unemployment, or changes in payment behavior or other factors;

•	credit losses due to loan concentration;

•	changes in the amount of our loan portfolio collateralized by real estate and weakness in the real estate market;

•	the rate of delinquencies and amount of loans charged-off;

•	the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;

•	the rate of loan growth in recent years and the lack of seasoning of our loan portfolio;

•	our ability to attract and retain key personnel;

•	our ability to retain our existing customers, including our deposit relationships;

•	increases in competitive pressure in the banking and financial services industries;

•	adverse changes in asset quality and resulting credit risk related losses and expenses;

•	changes in the interest rate environment which could reduce anticipated or actual margins;

•	changes in political conditions or the legislative or regulatory environment, including governmental initiatives affecting the financial services industry;

•	changes occurring in business conditions and inflation;

•	changes in access to funding or increased regulatory requirements with regard to funding;

•	changes in deposit flows;

•	changes in technology;

•	increased cybersecurity risks, including potential business disruptions or financial losses;

•	changes in monetary and tax policies; and

•	changes in accounting policies and practices.

If any of these risks or uncertainties materialize, or if any of the assumptions underlying such forward-looking statements proves to be incorrect, our results could differ materially from those expressed in, or implied or projected by, such forward-looking statements. For information with respect to factor that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part 1, Item 1A of this Annual Report on Form 10-K. We urge investors to consider all of these factors carefully in evaluating the forward-looking statements contained in this Annual Report on Form 10-K. We make these forward-looking statements as of the date of this document, and we do not intend, or assume no obligation, to update the forward-looking statements or to update the reasons why actual results could differ from those expressed in, or implied or projected by, the forward-looking statements.

General

Independence Bancshares, Inc. (the “Company”) is a South Carolina corporation organized to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956 and the South Carolina Banking and Branching Efficiency Act of 1996, and to own and control all of the capital stock of Independence National Bank (the “Bank”). Our Bank is a national association organized under the laws of the United States and provides community banking services to consumers and small- to mid-size businesses, principally in Greenville County, South Carolina. The Bank opened for business on May 16, 2005.

Recent Developments

On December 31, 2012, we issued 17,648,750 shares of common stock at a price of $0.80 per share to certain accredited and unaccredited investors, including members of our board of directors, for gross proceeds of approximately $14.1 million (the “Private Placement”). Upon closing the Private Placement, we made a capital contribution of $2.25 million to the Bank in order to increase the Bank’s capital levels above the amounts specified in the Bank’s consent order (the “Consent Order”) with the Office of the Comptroller of the Currency (the “OCC”). The Company also paid Hovde Securities, LLC, a FINRA registered broker-dealer, a cash payment of approximately $532,000, which represented a 6% commission of some of the gross proceeds from the Private Placement. We plan to provide our current shareholders with an opportunity to purchase up to approximately 2.35 million shares of our common stock through a follow-on public offering at the same offering price of $0.80 per share that we offered to the investors in the Private Placement. In addition, we granted registration rights to the investors in the Private Placement.

We intend to use the remaining proceeds of the Private Placement and from the follow-on public offering to our shareholders to explore payments and transaction services business opportunities, using our national bank charter, our management team, and our competitive focus. To the extent we propose to offer these services through the Bank, under the Consent Order, the Bank must obtain approval from the OCC in order to expand our business model to take advantage of these opportunities. There can be no assurance that the Bank will receive approval or be successful in implementing the steps necessary to expand its business model. Regardless of whether we expand our business model, we will continue serving as a full-service traditional community bank, fulfilling the financial needs of individuals and small business owners in our existing market area. We will continue to provide traditional checking and savings products and commercial, consumer and mortgage loans to the general public, as well as ATM and online banking services, commercial cash management, remote deposit capture, safe deposit boxes, bank official checks, traveler’s checks, and wire transfer capabilities.

We intend to augment our board of directors and management team with senior industry professionals with banking, payment, credit, technology and wireless telecommunications expertise who will work with our current directors and executive officers to manage the implementation of our payments and transaction services business and to provide oversight to the Bank in core operating areas. In August 2012, we engaged

Gordon A. Baird as a consultant to the Company and the Bank to advise us with respect to the development of our payments and transaction services business, and effective December 31, 2012, Mr. Baird joined the Company as its chief executive officer and a director. Lawrence R. Miller stepped down from his role as the Company’s president and chief executive officer but continues as the president and chief executive officer of the Bank.

Mr. Baird has had an extensive career in banking and financial services, as well as in building new financial services businesses. He began his career in 1990 at John Hancock Real Estate Finance and continued it at State Street Bank and Trust Company and Citigroup Global Markets, Inc. Mr. Baird also served as an operating advisor to Thomas H. Lee Partners from January 2011 until December 31, 2012. In addition, he founded MPIB Holdings LLC in July 2011 to develop the business plan, contracts, technology strategy, regulatory plan and marketing efforts for a global digital payments and transaction services, mobile banking and finance business. Mr. Baird also serves as the chairman of the audit committee and as a board member of the Macquarie Global Infrastructure Total Return Fund, a NYSE-listed investment company. Mr. Baird is a chartered financial analyst, a member of the New York Security Analyst Society, and a graduate of Emory University.

As noted above, Mr. Baird founded MPIB Holdings, LLC (“MPIB”) in July 2011 to focus on digital payments, mobile banking and consumer finance. Since that time, MPIB has been developing a business model for transaction and payment services and holding discussions regarding the business with retailers and other potential customers. We are currently negotiating an arm’s-length agreement with MPIB under which we would obtain the right to acquire MPIB or its assets, including its intellectual property, customer agreements and relationships. Any such acquisition would be subject to our obtaining any required regulatory approvals. If we are able to negotiate an agreement with MPIB on terms that we find acceptable, we hope to acquire the exclusive option to purchase MPIB or its assets in return for an upfront fee and certain earnout payments, the terms of which are still being negotiated. It is expected that any upfront fee would not exceed $7 million, and any earnout payments would not exceed 7% of the revenue generated by any digital payments business over a period of not longer than seven years. Further, we anticipate that any such earnout payments would only be due once our digital payments business has generated revenue over a minimum threshold. We would also anticipate receiving a license to use MPIB’s intellectual property and other assets on an interim basis, for no additional fees, until we elect whether to exercise our purchase option. We anticipate that if any proposed changes to our business model do not receive regulatory approval, or we enter into a license agreement but elect not to exercise an option to purchase MPIB’s intellectual property, any temporary license would terminate.

Subject to regulatory approval, we also expect to appoint Robert B. Willumstad and Alvin G. Hageman as new members of the board of directors of the Company, with Mr. Willumstad becoming the new chairman. Mr. Willumstad has over 35 years of experience in the banking and financial services industry, and he presently serves as a partner with Brysam Global Partners, a specialty private equity firm that focuses in financial services, which he co-founded in 2005. Mr. Willumstad also previously served as the chairman, and briefly as chief executive officer, of American International Group until 2008. Prior to that, he held positions as president and chief operating officer, as well as a director, at Citigroup. Mr. Willumstad also served for over 20 years with Chemical Bank in various capacities of operations, retail banking and computer systems. Previously, Mr. Hageman spent 25 years at Citigroup managing multiple Citigroup regional offices and ultimately co-headed the Global Securitization, Asset-backed and Mortgage Group, while located in New York, London, Tokyo, and Hong Kong. In addition to Mr. Willumstad and Mr. Hageman, we anticipate adding other individuals to our board of directors and management team, including a chief operations officer and one or more senior technology professionals, to support both the payments business and our traditional banking business.

Community Banking Services

Market

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

Our main office is located in Greenville, one block off a major artery, and provides excellent visibility for the Bank. We also have full-service branches on Wade Hampton Boulevard in Taylors, South Carolina and in Simpsonville, South Carolina. These branch offices have extended the market reach of our Bank and have increased our personal service delivery capabilities to all of our customers. We plan to continue to take advantage of existing contacts and relationships with individuals and companies in this area to more effectively market the community banking services of the Bank.

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

Credit Cards

Independence National Bank offers MasterCard branded credit cards for personal and business clients in coordination with a third party vender known as Card Assets, LLC. Credit cards are offered with no annual fee and have reward options available for cash back or reward points redeemable for airfare, merchandise and gift cards. Clients enjoy the freedom of MasterCard acceptance worldwide with available 24/7 customer support as well as protection and security services.

Merchant Services

Independence National Bank offers merchant transaction processing and equipment for clients in coordination with a third party vender known as Merchants’ Choice Payment Solutions. Clients enjoy the capability, as well as the specialized equipment, to accept popular debit and credit card transactions to conduct business with speed, ease and security. Clients are able to accept payments from Visa, MasterCard, American Express and Discover. Equipment and services available include POS terminals, wireless units, web based processing, on-line debit and TeleCheck services.

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

Real Estate Mortgage Loans. The principal component of our loan portfolio is loans secured by real estate mortgages. We obtain a security interest in real estate whenever possible, in addition to any other available collateral, in order to increase the likelihood of the ultimate repayment of the loan. At December 31, 2012, loans secured by first or second mortgages on real estate made up approximately 83% of our loan portfolio.

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

Other Community Banking Services

We offer other community bank services including cashier’s checks, banking by mail, direct deposit, remote deposit capture, United States Savings Bonds, and travelers’ checks. We earn fees for most of these services, in addition to fees earned from debit and credit card transactions, sales of checks, and wire transfers. We are associated with the Plus and Star ATM networks, which are available to our clients throughout the country. We offer merchant banking and credit card services through a correspondent bank. We also offer internet banking services, bill payment services, and cash management services.

Market Share

As of June 30, 2012, the most recent date for which market data is available, total deposits in the Bank’s primary service area were over $11.2 billion, a decrease of approximately 13% from $12.9 billion as of June 30, 2011. At June 30, 2012, the Bank’s deposits represented 0.86% of the market, increasing from 0.78% at June 30, 2011.

Mobile Payments Business

Our Strategy

With certain forms of digital payments in the United States growing, check usage decreasing, and more than half of consumer transactions in the United States still being initiated in cash, we believe there are great opportunities for specialized business efforts configured to service the digital payment and transaction services industry. We also believe the lower cost and deeper potential penetrations of mobile banking and payments enabled by smart phones will accelerate a shift toward mobile payments among the large unbanked/under-banked segment, which is estimated by the FDIC to include over 60 million consumers in the United States.

After we resolve our consent order and subject to obtaining any necessary regulatory approvals, we anticipate servicing telecommunications companies, consumer technology companies, retailers, and small to medium size banks and finance companies with an integrated, cost efficient gateway to a digital payments infrastructure. The markets in which we expect to compete are characterized by rapid technological change, shifting customer needs, and frequent new product introductions and enhancements by competitors. Our success will depend on our ability to respond rapidly to these changes with new business models, updated competitive strategies, new or enhanced products and services and other changes in the way we do business.

Research and Development

We have made and plan to continue to make substantial investments in research and development, and we expect to focus our future research and development efforts on enhancing existing products and services and on developing new products and services, including new mobile and global offerings. We also expect to continue to focus significant research and development efforts on ongoing projects to update the technology platforms for several of our offerings. There were no research and development expenses in 2012 and 2011.

Employees

As of March 27, 2013, we had 25 full-time employees and one part-time employee.

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

You may also request a copy of our filings at no cost by writing to us at Independence Bancshares, Inc., 500 East Washington Street, Greenville, South Carolina, 29601, Attention: Ms. Martha L. Long, Chief Financial Officer, or calling us at: (864) 672-1776.

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

Consent Order

On November 14, 2011, the Bank entered into the Consent Order with its primary regulator, the OCC, which, among other things, contains a requirement that the Bank maintain minimum capital levels that exceed the minimum regulatory capital ratios for “well-capitalized” banks. The minimum capital ratios for a bank are generally 8% for total capital, 4% for Tier 1 capital and 4% for leverage. To be eligible to be classified as “well-capitalized,” a bank must generally maintain a total capital ratio of 10% or more, a Tier 1 capital ratio of 6% or more, and a leverage ratio of 5% or more. The Consent Order required the Bank to achieve Tier 1 capital at least equal to 9% of adjusted total assets, Tier 1 risk based capital at least equal to 10%, and total risk based capital at least equal to 12% of risk-weighted assets by March 31, 2012. The Bank did not achieve these higher capital requirements by March 31, 2012, and as a result, the OCC deemed the Bank not to be in compliance with a majority of the Articles in the Consent Order, all of which were dependent on the Bank achieving these higher capital requirements. On December 31, 2012, in connection with the closing of the Private Placement, the Company made a capital contribution of $2.25 million to the Bank. As a result, the Bank’s capital levels are now above the higher minimum capital levels imposed by the OCC in the Consent Order, and the Bank is in compliance with a majority of the Articles in the Consent Order. Nevertheless, as long as the higher minimum capital levels imposed by the Consent Order remain in effect, the Bank will not be deemed to be “well-capitalized”. As of December 31, 2012, the Bank was considered “adequately capitalized”.

The Consent Order also includes several specific requirements for the Bank which are designed to strengthen the Bank’s financial condition. The Board of Directors and management of the Bank have been aggressively working, and will continue to diligently work, to comply with all the requirements of the Consent Order. A summary of the requirements of the Consent Order and the Bank’s status on complying with the Consent Order is as follows:

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
The Bank is currently in compliance with this requirement of the Consent Order.

Requirements of the Consent Order	Bank’s Compliance Status
Review and revise, within 60 days of the effective date of the Consent Order, the assessment of Board supervision being provided to the Bank, which was previously required and provided to the OCC under the Formal Agreement.
The Bank is currently in compliance with this requirement of the Consent Order.
Update, within 60 days of the effective date of the Consent Order, the written assessment of the capabilities of the Bank’s current management to perform present and anticipated duties and who have sufficient experience to address problem bank situations.
The Bank is currently in compliance with this requirement of the Consent Order.
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
We have completed all the requirements of this article, but we are considered to be in non-compliance until all articles are in compliance.
Achieve Tier 1 capital at least equal to 9% of adjusted total assets, Tier 1 risk based capital at least equal to 10%, and total risk based capital at least equal to 12% of risk-weighted assets by March 31, 2012.

As a result of the capital contribution of $2.25 million from the Company to the Bank on December 31, 2012, we exceeded the required levels. However, we are not considered in compliance until the Bank returns to sustained core earnings.

Revise and revise as necessary, adopt, and implement, within 90 days of the effective date of the Consent Order, and thereafter ensure Bank adherence to a written Profit Plan to improve and sustain the earnings of the Bank.
The Bank has revised and submitted a new profit plan. The OCC says we will remain non-compliant until we have returned to sustained core earnings.
Review and revise as necessary, within 60 days of the effective date of the Consent Order, and thereafter maintain a comprehensive liquidity risk management program which assesses, on an ongoing basis, the Bank’s current and projected funding needs, and ensures that sufficient funds or access to funds exist to meet those needs.
The Bank is currently in compliance with this requirement of the Consent Order.

Requirements of the Consent Order	Bank’s Compliance Status
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
The Bank has completed all requirements except the reduction of classified assets. Therefore, the OCC has deemed the Bank in non-compliance until the adversely classified index is lowered.
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
The Bank is currently in compliance with this requirement of the Consent Order.
Continue to ensure adherence to the Bank’s comprehensive policy for determining the adequacy of the Bank’s allowance for loan losses in accordance with Generally Accepted Accounting Principles (“GAAP”).
The Bank is currently in compliance with this requirement of the Consent Order.
Review and revise as necessary, adopt, and implement, within 60 days of the effective date of the Consent Order, and thereafter ensure adherence to a written program to improve the Bank’s loan portfolio management.
The Bank is currently in compliance with this requirement of the Consent Order.
Review and revise as necessary, adopt, and implement, within 60 days of the effective date of the Consent Order, and thereafter ensure adherence to a written concentration management program to improve the Bank’s policies and procedures to control and monitor concentrations of credit.
The Bank is currently in compliance with this requirement of the Consent Order.
Obtain, within 60 days of the effective date of the Consent Order (and thereafter, within 60 days from the receipt of any Report of Examination or other applicable correspondence from the OCC or any internal or external loan review), current and complete credit information on all loans lacking such information, including those criticized by the OCC or any other bank examiner.
The Bank is currently in compliance with this requirement of the Consent Order.

Requirements of the Consent Order	Bank’s Compliance Status
Ensure, within 60 days of the effective date of the Consent Order (and thereafter, within 60 days from the receipt of any Report of Examination or other applicable correspondence from the OCC or any internal or external loan review), that proper collateral documentation is maintained on all loans and correct each collateral exception listed by the OCC or any other bank examiner.
The Bank is currently in compliance with this requirement of the Consent Order.
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
The Bank is currently in compliance with this requirement of the Consent Order.

We intend to take all actions necessary to enable the Bank to comply with the requirements of the Consent Order, and as of the date hereof, we believe we have submitted all documentation required as of this date to the OCC. We believe we are currently in compliance with the requirements of the Consent Order except for the parts dealing with asset quality and consequently, the impact that has on capital, strategic plan, and profitability. We are working to improve the quality of the Bank’s balance sheet by reducing our adversely classified index. This reduction can be achieved by enforcing our contractual rights under respective loan documents, the repossession and sale of related collateral, improving market conditions of the collateral or borrower status, the transfer of assets to the Company, or single or bulk asset sales of our classified assets. We intend to work with the OCC to determine how much of our adversely classified portfolio we may dispose of and when the disposition should be made to permit the Bank to be in compliance with this requirement and, ultimately, released from the Consent Order. However, the determination of our compliance will be made by the OCC, and there can be no assurance that the OCC will determine that we are in compliance with the provisions of the Consent Order as described above. Failure to meet the requirements of the Consent Order could result in additional enforcement remedies, including civil money penalties and/or sanctions as the OCC considers appropriate, which could have a material impact on our financial condition. In addition, the OCC may amend the Consent Order based on the results of their ongoing examinations of the Bank.

In connection with execution of the Consent Order, which supersedes the Formal Agreement, dated January 20, 2010, previously entered between the Bank and the OCC (the “Formal Agreement”), the OCC terminated the Formal Agreement, effective as of November 14, 2011.

Currently, the Company must obtain the prior written approval of the Federal Reserve Bank of Richmond before declaring or paying any dividends, directly or indirectly accepting dividends or any other form of payment representing a reduction in capital from the Bank, making any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities, directly or indirectly, incurring, increasing or guaranteeing any debt, and directly or indirectly, purchasing or redeeming any shares of its stock. Pursuant to our plans to preserve capital, the Company has no plans to undertake any of the foregoing activities.

Regulatory Developments

The Congress, Treasury, and the federal banking regulators have taken broad actions since September 2008 to address the volatility and disruption in the U.S. banking system, including, among others, the enactment of the Emergency Economic Stabilization Act on October 3, 2008, and the American Recovery and Reinvestment Act on February 17, 2009. Some of the more recent actions that may have impact upon the Company and the Bank include the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and the Basel Committee on Banking Supervision’s new capital and liquidity requirements for banking organizations (“Basel III”), which are described below.

On July 21, 2010, the U.S. President signed into law the Dodd-Frank Act, a comprehensive regulatory framework intended to effect a fundamental restructuring of federal banking regulation. Among other things, the Dodd-Frank Act created a new Financial Stability Oversight Council to identify systemic risks in the financial system and to recommend to the federal regulators new and increasingly strict rules for capital, leverage, liquidity, risk management, and other requirements. In addition, the Dodd-Frank Act also created a new independent federal regulator to be responsible for implementing, examining, and enforcing compliance with federal consumer financial laws. While some of the provisions of the Dodd-Frank Act were effective immediately, many of the provisions of the Dodd-Frank Act have delayed effective dates and require many new rules to be made by various federal regulatory agencies over the next several years. Accordingly, much uncertainty remains as to the ultimate impact of the Dodd-Frank Act until final rulemaking is complete, which could have a material adverse impact either on the financial services industry as a whole or on our business, financial condition, results of operations, and cash flows. The following discussion summarizes certain significant aspects of the Dodd-Frank Act that are most relevant to the Company and the Bank:

•	The Dodd-Frank Act requires the Federal Reserve Board to apply consolidated capital requirements to depository institution holding companies that are no less stringent than those currently applied to depository institutions. The Dodd-Frank Act additionally requires capital requirements to be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness.

•	The Dodd-Frank Act permanently increased the maximum deposit insurance amount for financial institutions to $250,000 per depositor and extended unlimited deposit insurance to noninterest bearing transaction accounts through December 31, 2012. The Dodd-Frank Act also broadened the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. In addition, the Dodd-Frank Act requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. Effective as of July 21, 2011, the Dodd-Frank Act eliminated the federal statutory prohibition against the payment of interest on business checking accounts.

•	The Dodd-Frank Act requires publicly traded companies to give shareholders a nonbinding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders. The new legislation also authorizes the SEC to promulgate rules that would allow shareholders to nominate their own candidates using a company’s proxy materials. Additionally, the Dodd-Frank Act directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the institution is publicly traded or not. The Dodd-Frank Act gives the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.

•	Effective as of July 21, 2011, the Dodd-Frank Act prohibits a depository institution from converting from a state to federal charter or vice versa while it is the subject of a cease and desist order or other formal enforcement action or a memorandum of understanding with respect to a significant supervisory matter unless the appropriate federal banking agency gives notice of the conversion to the federal or state authority that issued the enforcement action and that agency does not object within 30 days. The notice must include a plan to address the significant supervisory matter. The converting institution must also file a copy of the conversion application with its current federal regulator which must notify the resulting federal regulator of any ongoing supervisory or investigative proceedings that are likely to result in an enforcement action and provide access to all supervisory and investigative information relating hereto.

•	The Dodd-Frank Act authorizes national and state banks to establish branches in other states to the same extent as a bank chartered by that state would be permitted to branch. Previously, banks could only establish branches in other states if the host state expressly permitted out-of-state banks to establish branches in that state. Accordingly, banks will be able to enter new markets more freely.

•	Effective as of July 21, 2012, the Dodd-Frank Act expands the definition of affiliate for purposes of quantitative and qualitative limitations of Section 23A of the Federal Reserve Act to include mutual funds advised by a depository institution or its affiliates. The Dodd-Frank Act applies Section 23A and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transaction that create credit exposure to an affiliate or an insider. Any such transactions with affiliates must be fully secured. Historically, an exception has existed that exempts covered transactions between depository institutions and their financial subsidiaries from the 10% of capital and surplus limitation set forth in Section 23A. However, the Dodd-Frank Act eliminated this exception for covered transactions entered into after July 21, 2012. Effective as of July 21, 2011, the Dodd-Frank Act also prohibits an insured depository institution from purchasing an asset from or selling an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the disinterested directors.

•	The Dodd-Frank Act requires that the amount of any interchange fee charged by a debit card issuer with respect to a debit card transaction must be reasonable and proportional to the cost incurred by the issuer. Effective on October 1, 2011, the Federal Reserve Board set new caps on interchange fees at $0.21 per transaction, plus an additional five basis-point charge per transaction to help cover fraud losses. An additional $0.01 per transaction is allowed if certain fraud-monitoring controls are in place. While the restrictions on interchange fees do not apply to banks that, together with their affiliates, have assets of less than $10 billion, such as the Company, the new restrictions could negatively impact bank card services income for smaller banks if the reductions that are required of larger banks cause industry-wide reduction of swipe fees.

•	As noted above, the Dodd-Frank Act created a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”), which was granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB will have examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Depository institutions with less than $10 billion in assets, such as the Bank, will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB will have authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act also authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower’s ability to repay. Under the Dodd-Frank Act, financial institutions may not make a residential mortgage loan unless they make a “reasonable and good faith determination” that the consumer has a “reasonable ability” to repay the loan. In addition, the Dodd-Frank Act will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. On January 10, 2013, the CFPB published final rules to, among other things, define “qualified mortgage” and specify the types of income and assets that may be considered in the ability-to-repay determination, the permissible sources for verification, and the required methods of calculating the loan’s monthly payments. For example, the rules extend the requirement that creditors verify and document a borrower’s “income and assets” to include all “information” that creditors rely on in determining repayment ability. The rules also provide further examples of third-party documents that may be relied on for such verification, such as government records and check-cashing or funds-transfer service receipts. The new rules will take effect on January 10, 2014. The Dodd-Frank Act also permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

Internationally, both the Basel Committee on Banking Supervision and the Financial Stability Board (established in April 2009 by the Group of Twenty (“G-20”) Finance Ministers and Central Bank Governors to take action to strengthen regulation and supervision of the financial system with greater international consistency, cooperation, and transparency) have committed to raise capital standards and liquidity buffers within the banking system. On September 12, 2010, the Group of Governors and Heads of Supervision agreed to the calibration and phase-in of the Basel III minimum capital requirements (raising the minimum Tier 1 common equity ratio to 4.5% and minimum Tier 1 equity ratio to 6.0%, with full implementation by January 2015) and introducing a capital conservation buffer of common equity of an additional 2.5% with full implementation by January 2019. In December 2010, the Basel Committee issued the Basel III rules text, outlining the details and timelines of global regulatory standards on bank capital adequacy and liquidity. On June 7, 2012, the Federal Reserve requested comment on three proposed rules that, taken together, would establish an integrated regulatory capital framework implementing the Basel III rules in the United States. As proposed, the U.S. implementation of Basel III would lead to significantly higher capital requirements and more restrictive leverage and liquidity ratios than those currently in place. The proposed rules indicated that the final rule would become effective on January 1, 2013, and the changes set forth in the final rules would be phased in from January 1, 2013 to January 1, 2019. However, due to the volume of public comments received, the final rule did not go into effect on January 1, 2013. The ultimate impact of the U.S. implementation of the new capital and liquidity standards on the Company and the Bank is currently being reviewed and is dependent upon the terms of the final regulations, which may differ from the proposed regulations. At this point, we cannot determine the ultimate effect that any financial regulations, if enacted, would have upon our earnings or financial condition. In addition, important questions remain as to how the numerous capital and liquidity mandates of the Dodd-Frank Act will be integrated with the requirements of Basel III.

Although it is likely that further regulatory actions may arise as the federal government continues to attempt to address the economic situation, we cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

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

As a bank holding company we also can elect to be treated as a “financial holding company,” which would allow us to engage in a broader array of activities. In summary, a financial holding company can engage in activities that are financial in nature or incidental or complimentary to financial activities, including insurance underwriting, sales and brokerage activities, providing financial and investment advisory services, underwriting services and limited merchant banking activities. We have not sought financial holding company status but may elect such status in the future as our business matures. If we were to elect financial holding company status, each insured depository institution we control would have to be well capitalized, well managed, and have at least a satisfactory rating under the Community Reinvestment Act (discussed below).

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

Source of Strength. In accordance with Federal Reserve Board policy, we are required to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which we might not otherwise do so. Under the Federal Deposit Insurance Corporate Improvement Act of 1991 (“FDICIA”), to avoid receivership of its insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become “undercapitalized” within the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution’s total assets at the time the institution became undercapitalized, or (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan.

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

In addition, the “cross guarantee” provisions of the Federal Deposit Insurance Act require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by the FDIC as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC’s claim for damages is superior to claims of shareholders of the insured depository institution or its holding company, but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

The FDIA also provides that amounts received from the liquidation or other resolution of any insured depository institution by any receiver must be distributed (after payment of secured claims) to pay the deposit liabilities of the institution prior to payment of any other general or unsecured senior liability, subordinated liability, general creditor or shareholder. This provision would give depositors a preference over general and subordinated creditors and shareholders in the event a receiver is appointed to distribute the assets of the Bank.

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

Dividends. Since the Company is a bank holding company, its ability to declare and pay dividends is dependent on certain federal and state regulatory considerations, including the guidelines of the Federal

Reserve. The Federal Reserve has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality, and overall financial condition. The Federal Reserve’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. Further, under the prompt corrective action regulations, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of the Company to pay dividends or otherwise engage in capital distributions.

In addition, since the Company is a legal entity separate and distinct from the Bank and does not conduct stand-alone operations, its ability to pay dividends depends on the ability of the Bank to pay dividends to it, which is also subject to regulatory restrictions as described below in “Independence National Bank — Dividends.”

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

The OCC requires that the Bank maintain specified ratios of capital to assets and imposes limitations on the Bank’s aggregate investment in real estate, bank premises, and furniture and fixtures. Two categories of regulatory capital are used in calculating these ratios — Tier 1 capital and total capital. Tier 1 capital generally includes common equity, retained earnings, a limited amount of qualifying preferred stock, and qualifying minority interests in consolidated subsidiaries, reduced by goodwill and certain other intangible assets, such as core deposit intangibles, and certain other assets. Total capital generally consists of Tier 1 capital plus Tier 2 capital, which includes the allowance for loan losses, preferred stock that did not qualify as Tier 1 capital, certain types of subordinated debt and a limited amount of other items.

The Bank is required to calculate three ratios: the ratio of Tier 1 capital to risk-weighted assets, the ratio of total risk-based capital (the sum of Tier 1 capital plus the allowance for loan and lease losses limited to 1.25% of risk-weighted assets) to risk-weighted assets, and the “leverage ratio,” which is the ratio of Tier 1 capital to average assets on a non-risk-adjusted basis. For the two ratios of capital to risk-weighted assets, certain assets, such as cash and U.S. Treasury securities, have a zero risk weighting. Others, such as commercial and consumer loans, have a 100% risk weighting. Some assets, notably purchase-money loans secured by first-liens on residential real property, are risk-weighted at 50%. Assets also include amounts that represent the potential funding of off-balance sheet obligations such as loan commitments and letters of credit. These potential assets are assigned to risk categories in the same manner as funded assets. The total assets in each category are multiplied by the appropriate risk weighting to determine risk-adjusted assets for the capital calculations.

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

Pursuant to the Consent Order with the OCC, the Bank must achieve Tier 1 capital at least equal to 9% of adjusted total assets, Tier 1 risk based capital at least equal to 10%, and total risk based capital at least equal to 12% of risk-weighted assets by March 31, 2012. The Bank did not meet these higher minimum capital ratios by March 31, 2012; however, on December 31, 2012, the Company made a capital contribution of $2.25 million to the Bank in order to increase the Bank’s capital levels above the higher minimum capital ratios required by the Consent Order. Nevertheless, as long as the higher minimum capital ratios imposed by the Consent Order remain in effect, the Bank will not be deemed to be “well-capitalized” regardless of its capital levels. As of December 31, 2012, the Bank was considered “adequately capitalized”. See additional discussion below under Part I, Item 7, “Capital Resources.”

Prompt Corrective Action. As an insured depository institution, the Bank is required to comply with the capital requirements under the Federal Deposit Insurance Act and the OCC’s prompt corrective action regulations thereunder, which set forth five capital categories, each with specific regulatory consequences. Under these regulations, the categories are:

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

If a bank is not well capitalized, it cannot accept brokered time deposits without prior regulatory approval, and if approval is granted, it cannot offer an effective yield in excess of 75 basis points on interest paid on deposits of comparable size and maturity in such institution’s normal market area for deposits accepted from within its normal market area or the national rate paid on deposits of comparable size and maturity for deposits accepted outside a bank’s normal market area. Because the Bank is no longer deemed to be well capitalized, the Bank cannot renew, rollover or accept brokered time deposits unless it receives prior OCC approval.

If the Bank becomes less than adequately capitalized, it would become subject to increased regulatory oversight and would be increasingly restricted in the scope of its permissible activities. The Bank would be required to adopt a capital restoration plan acceptable to the OCC that is subject to a limited performance guarantee by the Company. Each company having control over an undercapitalized institution also must provide a limited guarantee that the institution will comply with its capital restoration plan. Except under limited circumstances consistent with an accepted capital restoration plan, an undercapitalized institution may not grow. An undercapitalized institution may not acquire another institution, establish additional branch offices or engage in any new line of business unless determined by the appropriate federal banking agency to be consistent with an accepted capital restoration plan, or unless the FDIC determines that the proposed action will further the purpose of prompt corrective action. If an undercapitalized institution fails to submit an acceptable capital restoration plan or fails in any material respect to implement a plan accepted by the agency, the appropriate federal banking agency may take any action authorized for a significantly undercapitalized institution. Significantly undercapitalized categorized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become categorized as adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. A critically undercapitalized institution is subject to having a receiver or conservator appointed to manage its affairs and for loss of its charter to conduct banking activities.

An insured depository institution may not pay a management fee to a bank holding company controlling that institution or any other person having control of the institution if, after making the payment, the institution, would be undercapitalized. In addition, an institution cannot make a capital distribution, such as a dividend or other distribution that is in substance a distribution of capital to the owners of the institution if following such a distribution the institution would be undercapitalized. Thus, if payment of such a management fee or capital distribution would cause the Bank to become undercapitalized, it could not pay a management fee or dividend to us.

As of December 31, 2012, the Bank was considered to be adequately capitalized by the OCC due to the higher minimum capital ratio requirements contained in the Consent Order. See additional discussion below under Part I, Item 7, “Capital Resources.”

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

Transactions with Affiliates and Insiders. The Company is a legal entity separate and distinct from the Bank. Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company. The Company and the Bank are subject to Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W. Section 23A of the Federal Reserve Act places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the Bank’s capital and surplus and, as to all affiliates combined, to 20% of the Bank’s capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. The Bank is forbidden to purchase low quality assets from an affiliate. Section 23B of the Federal Reserve Act, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies. Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates. The regulation also limits the amount of loans that can be purchased by a bank from an affiliate to not more than 100% of the bank’s capital and surplus.

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

As noted above, effective as of July 21, 2012, the Dodd-Frank Act expands the definition of affiliate for purposes of quantitative and qualitative limitations of Section 23A to include mutual funds advised by a depository institution or its affiliates. The Dodd-Frank Act applies Section 23A and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transaction that create credit exposure to an affiliate or an insider. Any such transactions with affiliates must be fully secured. Historically, an exception has existed that exempts covered transactions between depository institutions and their financial subsidiaries from the 10% of capital and surplus limitation set forth in Section 23A. However, the Dodd-Frank Act eliminates this exception for covered transactions entered into after July 21, 2012. Effective as of July 21, 20111, the Dodd-Frank Act also prohibits an insured depository institution from purchasing an asset from or selling an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the disinterested directors.

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

Community Reinvestment Act. The Community Reinvestment Act requires that the OCC evaluate the record of the Bank in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. As of June 11, 2007, the date of the most recent examination, the Bank received a satisfactory rating.

Finance Subsidiaries. Under the Gramm-Leach-Bliley Act (the “GLBA”), subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form “financial subsidiaries” that may conduct financial or incidental activities, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible. The GLBA imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank’s equity investment in the financial subsidiary be deducted from the bank’s assets and tangible equity for purposes of calculating the bank’s capital adequacy. In addition, the GLBA imposes new restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and non-bank affiliates. As of December 31, 2012, the Company did not have any financial subsidiaries.

Consumer Protection Regulations. Activities of the Bank are subject to a variety of statutes and regulations designed to protect consumers. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

•	the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	the Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act, governing the use and provision of information to credit reporting agencies, certain identity theft protections, and certain credit and other disclosures;

•	the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of the Bank also are subject to:

•	the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•	the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that Act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

In addition, pursuant to the Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”) and the implementing regulations of the federal banking agencies and the Federal Trade Commission, the Bank is required to have in place an “identity theft red flags” program to detect, prevent, and mitigate identity theft. The Bank has implemented an identity theft red flags program designed to meet the requirements of the FACT Act and the joint final rules. Additionally, the FACT Act amends the Fair Credit Reporting Act to generally prohibit a person from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and a reasonable opportunity and a reasonable and simple method to opt out of the making of such solicitations.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Atlanta, which is one of 12 regional FHLBs that administer home financing credit for depository institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans or advances to members in accordance with policies and procedures established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Financing Board. All advances from the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB.

Item 1A. Risk Factors.

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently now to us or that we currently deem immaterial may also impact our business operations. If any of the following risks occur, our business, financial condition, operating results, and cash flows could be materially adversely affected.

Risks Related to Our Business

Our failure to comply with provisions of our Consent Order with the OCC could subject us to further enforcement action and reputational damage.

On November 14, 2011, the Bank entered into the Consent Order with the OCC which, among other things, contains a requirement that the Bank minimum capital levels exceed the minimum regulatory capital ratios for “well capitalized” banks. The minimum capital ratios for a bank are generally 8% for total capital, 4% for Tier 1 capital and 4% for leverage. To be eligible to be classified as “well capitalized,” a bank must generally maintain a total capital ratio of 10% or more, a Tier 1 capital ratio of 6% or more, and a leverage ratio of 5% or more. The Consent Order required the Bank to achieve and maintain Tier 1 capital at least equal to 9% of adjusted total assets, Tier 1 risk based capital at least equal to 10%, and total risk based capital at least equal to 12% of risk-weighted assets by March 31, 2012. With funds from the Private Placement, the Company made a capital contribution of $2.25 million to the Bank on December 31, 2012. As a result, the Bank’s capital levels are now above the minimum amounts specified in the Consent Order. However, as we are still subject to the Consent Order, the OCC has the authority to subject us to further enforcement remedies, including civil money penalties or other sanctions the OCC considers appropriate. Further, as long as the Consent Order remains in place, the Bank will not be deemed “well capitalized” regardless of its capital levels.

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

We are required by regulatory authorities to maintain certain levels of capital considered adequate to support our operations. Our ability to raise additional capital, when needed, will depend in part on conditions in the capital markets at that time, which are outside our control. Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our ability to meet the higher minimum capital ratios in the Consent Order could be materially impaired.

If we do not generate positive cash flow and earnings, there will be an adverse effect on our future results of operations.

For the years ended December 31, 2012 and 2011, we incurred net losses of $613,036 and $2.1 million, respectively. In light of the current economic environment, significant additional provisions for loan losses may be necessary to supplement the allowance for loan losses in the future. As a result, we may incur significant additional credit costs in 2013, which could adversely impact our financial condition, results of operations, and the value of our common stock.

If our nonperforming assets increase, our earnings will be adversely affected.

At December 31, 2012, our nonperforming assets (which consist of nonaccrual loans and other real estate owned) totaled $9.2 million, or 7.4% of total assets. At December 31, 2011, our nonperforming assets were $10.4 million, or 9.3% of total assets. Our nonperforming assets adversely affect our net income in various ways:

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

If we are unable to generate additional noninterest income, it could have a material adverse effect on our business.

In order to thrive in a competitive community banking market, we will need to general additional sources of noninterest income. For the years ended December 31, 2012 and 2011, we generated noninterest income of $466,273 and $217,545, respectively. Our largest component of noninterest income is residential loan origination fees. Due to the changes in mortgage loan underwriting and compensation regulations, as well as customer demand, there can be no assurance that the Bank will continue to generate additional residential loan origination fees.

We intend to enhance our ability to generate additional noninterest income, including through offering consumer finance, payments, and mobile banking services. We also expect to offer other products and services which may include secured credit cards, general purpose reloadable prepaid cards, loyalty cards and services. To the extent we propose to offer these services through the Bank, under our Consent Order, the Bank must obtain OCC approval to expand its existing business model, and there can be no assurance that the Bank will receive OCC approval or be successful in implementing the steps necessary to expand its business model. If we are unable to generate additional noninterest income by expanding our business model or through other means, it could have a material adverse effect on our business.

We have sustained losses from a decline in credit quality and may see further losses.

Our ability to generate earnings is significantly affected by our ability to properly originate, underwrite and service loans. We have sustained losses primarily because borrowers, guarantors or related parties have failed to perform in accordance with the terms of their loans and we failed to detect or respond to deterioration in asset quality in a timely manner. We could sustain additional losses for these reasons. Further problems with credit quality or asset quality could cause our interest income and net interest margin to further decrease, which could adversely affect our business, financial condition and results of operations. We have recently identified credit deficiencies with respect to certain loans in our loan portfolio which are primarily related to the downturn in the real estate industry. As a result of the decline of the residential housing market, property values for this type of collateral have declined substantially. In response to this determination, we increased our loan loss reserve throughout 2010 and 2011 to a total loan loss reserve of $2.1 million, or 2.74% of gross loans, at December 31, 2011 to address the risks inherent within our loan portfolio. Throughout 2012, we consistently applied our formulaic methodology in calculating the reserve, and because charge offs are beginning to drop, our reserve is gradually matching the experience factors. At December 31, 2012, our loan loss reserve was $1.9 million, or 2.64% of gross loans. Although credit quality indicators generally have showed signs of stabilization, further deterioration in the South Carolina real estate market as a whole or individual deterioration in the financial condition of our borrowers may cause management to adjust its opinion of the level of credit quality in our loan portfolio. Such a determination may lead to an additional increase in our provisions for loan losses, which could also adversely affect our business, financial condition, and results of operations.

Negative developments in the financial industry and credit markets, and the impact of new legislation in response to these developments, may negatively impact our operations

Negative developments that began in the latter half of 2007 and that have continued through 2012 in the global credit and securitization markets have resulted in unprecedented volatility and disruption in the financial markets and a general economic downturn. As a result, bank regulatory agencies have been active in responding to concerns and trends identified in examinations, including by issuing a historically high number of formal enforcement orders over the past three years. In addition, significant new federal laws and regulations relating to financial institutions have been adopted, including, without limitation, the EESA, the ARRA, and the Dodd-Frank Act. Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation and bank examination practices in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. We can provide no assurance regarding the manner in which any new laws and regulations will affect us.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market hurt our business.

As of December 31, 2012, approximately 83% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A continued weakening of the real estate market in our primary market area has resulted in an increase in the number of borrowers who have defaulted on their loans and a reduction in the value of the collateral securing their loans, which in turn has adversely affected our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

Our decisions regarding the allowance for loan losses and credit risk may materially and adversely affect our business.

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

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. In addition, regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our financial condition and results of operations. See “Allowance for Loan Losses” in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” located elsewhere in this report for further discussion related to our process for determining the appropriate level of the allowance for loan losses.

While we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances we have made loans which exceed either our internal underwriting guidelines, supervisory guidelines, or both. We are permitted to hold loans that exceed supervisory guidelines up to 100% of our regulatory capital. We have made loans that exceed our internal guidelines to a limited number of our customers who have significant liquid assets, net worth, and amounts on deposit with the Bank. As of December 31, 2012, approximately $3.6 million of our loans, or 31.8% of our Bank’s regulatory capital, had loan-to-value ratios that exceeded regulatory supervisory guidelines. In addition, supervisory limits on commercial loan-to-value exceptions are generally set at 30% of our Bank’s capital. At December 31, 2012, $2.3 million of our commercial loans, or 20.0% of our Bank’s regulatory capital, exceeded the supervisory loan-to-value ratio. The number of loans in our portfolio with loan-to-value ratios in excess of supervisory guidelines, our internal guidelines, or both could increase the risk of delinquencies and defaults in our portfolio.

Continuation of the economic downturn could reduce our customer base, our level of deposits, and demand for financial products such as loans.

Our success significantly depends upon the growth in population, income levels, deposits, and housing starts in our markets. The current economic downturn has negatively affected the markets in which we operate and, in turn, the quality of our loan portfolio. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally remain unfavorable, our business may not succeed. A continuation of the economic downturn or prolonged recession would likely result in the continued deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business. Interest received on loans represented approximately 90% of our interest income for the year ended December 31, 2012. If the economic downturn continues or a prolonged economic recession occurs in the economy as a whole, borrowers will be less likely to repay their loans as scheduled. Moreover, in many cases the value of real estate or other collateral that secures our loans has been adversely affected by the economic conditions and could continue to be negatively affected. Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. A continued economic downturn could, therefore, result in losses that materially and adversely affect our business.

Changes in economic conditions, in particular an economic slowdown in South Carolina, could materially and negatively affect our business.

Our business is directly impacted by factors such as economic, political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies and inflation, all of which are beyond our control. Any further deterioration in economic conditions, whether caused by national or local concerns, in particular any further economic slowdown in South Carolina, could result in the following consequences, any of which could hurt our business materially: loan delinquencies may increase; problem assets and foreclosures may increase; demand for our products and services may decrease; low cost or noninterest bearing deposits may decrease; and collateral for loans made by us, especially real estate, may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with our existing loans. The State of South Carolina and certain local governments in our market area continue to face fiscal challenges upon which the long-term impact on the State’s or the local economy cannot be predicted.

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

Due to our relatively short operating history, all of the loans in our loan portfolio and our lending relationships are of relatively recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process we refer to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.

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

We may not be able to adequately anticipate and respond to changes in market interest rates.

We may be unable to anticipate changes in market interest rates, which are affected by many factors beyond our control including but not limited to inflation, recession, unemployment, money supply, monetary policy, and other changes that affect financial markets both domestic and foreign. Our net interest income is affected not only by the level and direction of interest rates, but also by the shape of the yield curve and relationships between interest sensitive instruments and key driver rates, as well as balance sheet growth, customer loan and deposit preferences, and the timing of changes in these variables. In the event rates increase, our interest costs on liabilities may increase more rapidly than our income on interest earning assets, resulting in a deterioration of net interest margins. As such, fluctuations in interest rates could have significant adverse effects on our financial condition and results of operations.

In addition, our mortgage operations provide a portion of our noninterest income. We generate mortgage revenues primarily from gains on the origination of residential mortgage loans pursuant to programs currently offered by Fannie Mae, Ginnie Mae or Freddie Mac. In a rising or higher interest rate environment, our originations of mortgage loans may decrease, resulting in fewer loans that are available to be sold to investors, which would decrease mortgage revenues in noninterest income. In addition, our results of operations are affected by the amount of noninterest expenses associated with mortgage activities, such as salaries and employee benefits, other loan expense, and other costs. During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in loan originations.

Competition with other financial institutions may have an adverse effect on our ability to retain and grow our client base, which could have a negative effect on our financial condition or results of operations.

The banking and financial services industry is very competitive and includes services offered from other banks, savings and loan associations, credit unions, mortgage companies, other lenders, and institutions offering uninsured investment alternatives. Legal and regulatory developments have made it easier for new and sometimes unregulated competitors to compete with us. The financial services industry has and is experiencing an ongoing trend towards consolidation in which fewer large national and regional banks and other financial institutions are replacing many smaller and more local banks. These larger banks and other financial institutions hold a large accumulation of assets and have significantly greater resources and a wider geographic presence or greater accessibility. In some instances, these larger entities operate without the traditional brick and mortar facilities that restrict geographic presence. Some competitors have more aggressive marketing campaigns and better brand recognition, and are able to offer more services, more favorable pricing or greater customer convenience than the Bank. In addition, competition has increased from new banks and other financial services providers that target our existing or potential customers. As consolidation continues among large banks, we expect other smaller institutions to try to compete in the markets we serve. This competition could reduce our net income by decreasing the number and size of the loans that we originate and the interest rates we charge on these loans. Additionally, these competitors may offer higher interest rates, which could decrease the deposits we attract or require us to increase rates to retain existing deposits or attract new deposits.

Increased deposit competition could adversely affect our ability to generate the funds necessary for lending operations which could increase our cost of funds.

The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge as part of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking.

Technological developments have allowed competitors, including some non-depository institutions, to compete more effectively in local markets and have expanded the range of financial products, services and capital available to our target customers. If we are unable to implement, maintain and use such technologies effectively, we may not be able to offer products or achieve cost-efficiencies necessary to compete in the industry. In addition, some of these competitors have fewer regulatory constraints and lower cost structures.

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

Higher FDIC deposit insurance premiums and assessments could adversely impact our financial condition.

Our deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC and are subject to deposit insurance assessments to maintain deposit insurance. As an FDIC-insured institution, we are required to pay quarterly deposit insurance premium assessments to the FDIC. Although we cannot predict what the insurance assessment rates will be in the future, either a deterioration in our risk-based capital ratios or adjustments to the base assessment rates could have a material adverse impact on our business, financial condition, results of operations, and cash flows.

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

Our operational or security systems may experience an interruption or breach in security.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, deposit, loan, and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

Our controls and procedures may fail or be circumvented.

We regularly review and update our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition.

Risks Related to Our Mobile Payments Business

We may face regulatory restrictions in expanding our business model.

We intend to expand our business model to include both traditional community banking services as well as opportunities in consumer finance, transaction processing services, digital payments and mobile banking. However, the Bank must obtain OCC approval to expand its business model and there can be no assurances that the Bank will receive OCC approval. Even if the Bank receives OCC approval to expand its business model, there can be no assurances that the Bank will be successful in implementing the steps necessary to expand its business model. Revenues, if any, from the expanded business model may occur materially later than initial expenses from the implementation of the expanded business model. As a result, the Company may incur material operating losses during the development of the expanded business model, and these expenses may not be recouped if we are unsuccessful in implementing the expanded business model. In addition, we will remain subject to supervision by the OCC, and this supervision could affect our ability to expand our business model. For example, the OCC could limit our growth if it believes we are growing too quickly or without sufficient internal controls, or it could limit the expansion of our business model if it were to conclude that we lack appropriate risk management practices and other assessment tools.

The market for mobile payments and digital commerce may not develop as we expect.

Although we believe that mobile payments may be a large market opportunity with potential for growth over the next five years, there can be no assurances that this industry will develop in the manner that we anticipate or, if it does, that the revenue opportunity will be significant. We will be operating from an unproven business model, and there can be no assurances that any or all of our strategies will be successful.

We may not succeed in executing key contracts that we will need to expand our business model.

We are currently negotiating an arm’s-length agreement with MPIB under which we would obtain the right to acquire MPIB or its assets, including its intellectual property, customer agreements and relationships. Any such acquisition would be subject to our obtaining any required regulatory approvals. There can be no assurances that we will be able to negotiate an agreement with MPIB on terms that we find acceptable or that the agreement will receive any necessary regulatory approval. Without this agreement, our ability to expand our business in transaction processing services, digital payments and mobile banking would be significantly diminished. We also plan to enter into agreements with customers and other key vendors. We will need these agreements to implement our new business model, but there are no assurances that we will reach satisfactory agreements with these parties.

We may not be able to attract and retain qualified personnel.

We anticipate that the success of implementing our expanded business model will be largely dependent upon our additions of new executive management team members, including Gordon A. Baird, who was recently appointed as the Company’s Chief Executive Officer and as a director. We will also need to attract other senior industry professionals with extensive banking, payment, credit, technology and wireless telecommunications expertise to join our board of directors and executive management team, and we may lack the capital or other resources necessary to recruit these professionals. If we fail to attract and retain these industry professionals, we may not be able to expand our business model to include consumer finance, payments and mobile banking services, which could have a material adverse effect on our business, financial condition, and results of operations. Moreover, even if we are able to grow and expand our management team by attracting these industry professionals, the resources required to retain these employees may adversely affect our operating margins.

We may not be able to manage our growth, which may adversely affect our results of operations and financial condition.

Although we intend to develop our new business model in a controlled and measured manner, even modest success will nevertheless result in a significant increase in our size. There is a risk we will not be successful in expanding our business model at acceptable risk levels and upon acceptable terms or in managing the costs and implementation risks associated with the expanded business model.

We will need to raise additional capital in order to implement the expanded business model and that capital may not be available on favorable terms, if at all.

We intend to use the proceeds of the offering for general corporate purposes, including but not limited to pay expenses related to the development of future business opportunities. Future business opportunities are intended to include both traditional community banking services as well as opportunities in consumer finance, transaction processing services, digital payments and mobile banking. However, we will need a substantial amount of additional capital in order to actually implement our new business model and to support our growth and operations. Our ability to raise additional capital in the future will depend on a number of factors, including conditions in the capital markets, which are outside of our control. There is a risk we will not be able to raise capital when needed or on favorable terms. If we cannot raise additional capital when needed, we will not be able to implement our new business model, and we will also be subject to increased regulatory supervision and the imposition of restrictions on our growth and business. These restrictions could result in increases in operating expenses and reductions in revenues that could have a material adverse effect on our financial condition and results of operations.

We intend to outsource some of our essential services to third-party providers who may terminate their agreements with us, resulting in interruptions to our banking operations.

If we expand our business to include mobile payment solutions, we expect that we will obtain essential technological and customer services support for the systems we use from third-party providers. We also outsource our check processing, check imaging, electronic bill payment, statement rendering, internal audit and other services to third-party vendors. Our agreements with each service provider are generally cancelable without cause by either party upon specified notice periods. If one of our third-party service providers terminates its agreement with us and we are unable to replace it with another service provider, our operations may be interrupted. If an interruption were to continue for a significant period of time, our earnings could decrease, we could experience losses, and we could lose customers.

We will need to adequately protect our brand and the intellectual property rights related to our products and services and avoid infringing on the property rights of others.

Our brand will be important to our business, and we intend to use trademark restrictions and other means to protect it. Our business would be harmed if we were unable to protect our brand against infringement and its value was to decrease as a result.

We will rely on a combination of trademark and copyright laws, trade secret protection and confidentiality and license agreements to protect the intellectual property rights related to our products and services. We may unknowingly violate the intellectual property or other proprietary rights of others, and thus may be subject to claims by third parties. If so, we may be required to devote significant time and resources to defending against these claims or to protecting or enforcing our own rights. Some of our intellectual property rights may not be protected by intellectual property laws, particularly in foreign jurisdictions. The loss of our intellectual property or the inability to secure or enforce our intellectual property rights or to defend successfully against an infringement action could harm our business, results of operations, financial condition and prospects.

Our business is subject to laws and regulations regarding privacy, data protection, and other matters. Many of these could result in claims, changes to our business practices, increased cost of operations, or otherwise harm our business.

We are subject to a variety of laws and regulations in the United States that involve matters central to our business, including user privacy, electronic contracts and other communications, consumer protection, taxation, and online payment services. These U.S. federal and state laws and regulations, which can be enforced by private parties or government entities, are constantly evolving and can be subject to significant change. In addition, the application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate. For example, the interpretation of some laws and regulations that govern mobile payments is unsettled and developments in this area could affect the manner in which market and sell our products and services. These existing and proposed laws and regulations can be costly to comply with and can delay or impede the development of new products, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to inquiries or investigations, claims or other remedies, including fines or demands that we modify or cease existing business practices.

If our security is breached, our business could be disrupted, our operating results could be harmed, and customers could be deterred from using our products and services.

Our business relies on the secure electronic transmission, storage, and hosting of sensitive information, including financial information and other sensitive information relating to our customers. As a result, we face the risk of a deliberate or unintentional incident involving unauthorized access to our computer systems that could result in misappropriation or loss of assets or sensitive information, data corruption, or other disruption of business operations. In light of this risk, we have devoted significant resources to protecting and maintaining the confidentiality of our information, including implementing security and privacy programs and controls, training our workforce, and implementing new technology. We have no guarantee that these programs and controls will be adequate to prevent all possible security threats. We believe that any compromise of our electronic systems, including the unauthorized access, use, or disclosure of sensitive information or a significant disruption of our computing assets and networks, would adversely affect our reputation and our ability to fulfill contractual obligations, and would require us to devote significant financial and other resources to mitigate such problems, and could increase our future cyber security costs. Moreover, unauthorized access, use, or disclosure of such sensitive information could result in contractual or other liability. In addition, any real or perceived compromise of our security or disclosure of sensitive information may result in lost revenues by deterring customers from using or purchasing our products and services in the future or prompting them to use competing service providers.

Risks Related to the Legal and Regulatory Environment

We are subject to extensive regulation that could limit or restrict our activities, have an adverse impact on our operations, and impose financial requirements or limitations on the conduct of our business.

We are subject to Federal Reserve regulation. The Bank is subject to extensive regulation, supervision, and examination by our primary federal regulators, the OCC and the FDIC, the regulating authority that insures customer deposits. Also, as a member of the FHLB, the Bank must comply with applicable regulations of the Federal Housing Finance Board and the FHLB. Regulation by these agencies is intended primarily for the protection of our depositors and the Deposit Insurance Fund and not for the benefit of our shareholders. The Bank’s activities are also regulated under consumer protection laws applicable to our lending, deposit, and other activities. A sufficient claim against the Bank under these laws could have a material adverse effect on our results of operations.

Further, changes in laws, regulations and regulatory practices affecting the financial services industry could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could also result in heightened regulatory scrutiny and in sanctions by regulatory agencies (such as a memorandum of understanding, a written supervisory agreement or a cease and desist order), civil money penalties and/or reputation damage. Any of these consequences could restrict our ability to expand our business or could require us to raise additional capital or sell assets on terms that are not advantageous to us or our shareholders and could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, such violations may occur despite our best efforts.

Financial reform legislation enacted by the U.S. Congress and further changes in regulation to which we are exposed will result in additional new laws and regulations that are expected to increase our costs of operations.

The Dodd-Frank Act has and will continue to significantly change bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

The Dodd-Frank Act also created the Bureau of Consumer Financial Protection and gives it broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. Additionally, the Bureau of Consumer Financial Protection has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.

Proposals for further regulation of the financial services industry are continually being introduced in the U.S. Congress. The agencies regulating the financial services industry also periodically adopt changes to their regulations. It is possible that additional legislative proposals may be adopted or regulatory changes may be made that would have an adverse effect on our business. In addition, it is expected that such regulatory changes will increase our operating and compliance costs. We can provide no assurance regarding the manner in which any new laws and regulations will affect us.

The short-term and long-term impact of the changing regulatory capital requirements and anticipated new capital rules is uncertain.

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced an agreement to a strengthened set of capital requirements for internationally active banking organizations in the U.S. and around the world, known as Basel III. Basel III calls for increases in the requirements for minimum common equity, minimum Tier 1 capital and minimum total capital for certain systemically important financial institutions, to be phased in over time until fully phased in by January 1, 2019. Any regulations adopted for systemically significant institutions may also be applied to or otherwise impact other financial institutions such as the Company or the Bank.

Various provisions of the Dodd-Frank Act increase the capital requirements of bank holding companies, such as the Company, and non-bank financial companies that are supervised by the Federal Reserve Board. The leverage and risk-based capital ratios of these entities may not be lower than the leverage and risk-based capital ratios for insured depository institutions. While the Basel III changes and other regulatory capital requirements will likely result in generally higher regulatory capital standards, it is difficult at this time to predict how any new standards will ultimately be applied to the Company and the Bank.

In addition, in the current economic and regulatory environment, regulators of banks and bank holding companies have become more likely to impose capital requirements on bank holding companies and banks that are more stringent than those required by applicable existing regulations.

The application of more stringent capital requirements for the Company and the Bank could, among other things, result in lower returns on invested capital, require the issuance of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements.

Risks Related to Our Common Stock

We are a holding company and depend on the Bank for dividends, distributions, and other payments.

Substantially all of our activities are conducted through the Bank, and consequently, as the parent company of the Bank, we receive substantially all of our revenue as dividends from the Bank. The Bank is currently prohibited from paying dividends to the Company without prior approval from the OCC. In addition, the Company is currently prohibited from paying dividends without the prior approval Federal Reserve Bank of Richmond. There can be no assurance such approvals would be granted or with regard to how long these restrictions will remain in place. In the future, any declaration and payment of cash dividends will be subject to the board’s evaluation of the Company’s operating results, financial condition, future growth plans, general business and economic conditions, and tax and other relevant considerations. The payment of cash dividends by the Company in the future will also be subject to certain other legal and regulatory limitations (including the requirement that the Company’s capital be maintained at certain minimum levels) and ongoing review by the Company’s banking regulators.

We may raise additional capital, which could adversely affect the market price of our common stock.

We are not restricted from issuing additional shares of common stock or securities that are convertible into or exchangeable for, or that represent the right to receive, common stock, or from issuing additional shares of common stock. We frequently evaluate opportunities to access the capital markets, taking into account our regulatory capital ratios, financial condition, and other relevant considerations. Subject to market conditions, we may take further actions to raise additional capital. Such actions could include, among other things, the issuance of additional shares of common stock or preferred stock in public or private transactions in order to increase our capital levels above the requirements for a “well capitalized” institution established by the federal bank regulatory agencies as well as other regulatory targets. These issuances would dilute ownership interests of our shareholders and could dilute the per share book value of our common stock. In addition, new investors could have rights, preferences, and privileges senior to our common stock, which may also adversely impact our current shareholders.

We may issue additional shares of common stock to our executive officers, other employees, and directors as equity compensation, which may reduce certain shareholders’ ownership in the Company.

On February 27, 2013, we adopted a new equity incentive plan, the Independence Bancshares, Inc. 2013 Equity Incentive Plan (the “2013 Incentive Plan”), and we amended the Independence Bancshares, Inc. 2005 Stock Incentive Plan (the “2005 Incentive Plan”) to cap the number of shares issuable thereunder. The 2013 Incentive Plan reserves 2,466,720 shares for the issuance of equity compensation awards, including stock options, to our executive officers, other employees, and directors and includes an evergreen provision that provides that the number of shares of common stock available for issuance under the 2013 Incentive Plan automatically increases each time the Company issues additional shares of common stock so that the number of shares available for issuance under the 2013 Incentive Plan (plus any shares reserved under the 2005 Incentive Plan) continues to equal 20% of the Company’s total outstanding shares on an as-diluted basis. The 2013 Incentive Plan is an omnibus plan and therefore also provides for the issuance of other equity compensation, including restricted stock and stock appreciation rights, to our employees and directors. We anticipate that we will grant awards for virtually all of these shares to our executive officers, other employees, and directors over the next two years.

There is no public market for our shares.

There is currently no established market for our common stock, and we have no current plans to list our stock on NASDAQ or any other exchange. For these reasons, we do not expect a liquid market for our common stock to develop for several years, if at all.

The Company’s securities are not FDIC insured.

The Company’s securities, including the outstanding shares of common stock, are not savings or deposit accounts or other obligations of the Company and are not insured by the Deposit Insurance Fund, the FDIC, or any other governmental agency, and therefore are subject to investment risk, including the possible loss of the entire investment.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

Our principal executive offices consist of 6,500 square feet of leased space in downtown Greenville, South Carolina. The Bank has two branch offices located in Taylors, South Carolina, and Simpsonville, South Carolina. We lease our Greenville and Taylors offices. We believe these premises will be adequate for present and anticipated needs and that we have adequate insurance to cover our owned and leased premises. For each property that we lease, we believe that upon expiration of the lease we will be able to extend the lease on satisfactory terms or relocate to another acceptable location.

Item 3. Legal Proceedings.

In the ordinary course of operations, we may be a party to various legal proceedings from time to time. We do not believe that there is any pending or threatened proceeding against us, which, if determined adversely, would have a material effect on our business, results of operations, or financial condition.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock Market Prices and Dividends

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

There is currently no established public trading market in our common stock and trading and quotations of our common stock have been limited and sporadic. However, the Company was able to successfully close a private placement offering and as a result, there were 17,648,750 shares of additional common stock were issued on December 31, 2012, as discussed below. Because there has not been an established market for our common stock, we may not be aware of all prices at which our common stock has been traded. We have not determined whether the trades of which we are aware were the result of arm’s-length negotiations between the parties. Based on information available to us from a limited number of sellers and purchasers of common stock who have engaged in privately negotiated transactions of which we are aware, there were approximately 268,083 shares of stock traded in 2012 ranging from $0.11 to $0.90. These trades occurred throughout the year.

As of March 27, 2013, there were 19,733,760 shares of common stock outstanding held by approximately 620 shareholders of record. We issued 2,085,010 shares of common stock at $10.00 per share in our initial public offering, which was completed in May 2005. The remaining 17,648,750 shares were issued at $0.80 per share to certain accredited and unaccredited investors in the Private Placement, which closed in December 2012.

We have not declared or paid any cash dividends on our common stock since our inception. For the foreseeable future, we do not intend to declare cash dividends. We intend to retain earnings to grow our business and strengthen our capital base. Our ability to pay dividends depends on the ability of the Bank to pay dividends to us. As a national bank, the Bank may only pay dividends out of its net profits, after deducting expenses, including losses and bad debts. In addition, the Bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the Bank’s net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the OCC will be required if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years less any required transfers to surplus. The OCC also has the authority under federal law to enjoin a national bank from engaging in what in its opinion constitutes an unsafe or unsound practice in conducting its business, including the payment of a dividend under certain circumstances. Further, under the terms of the Consent Order, we were required to present a dividend policy to the OCC that permits the declaration of a dividend only when the Bank is in compliance with its approved Capital Plan, with the aforementioned restrictions, and upon receipt of no supervisory objection by the OCC. Currently, the Company also has to obtain the prior written approval of the Federal Reserve Bank of Richmond before declaring or paying any dividends.

Equity Based Compensation Plan Information

The following table sets forth equity based compensation plan information at December 31, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (c) (excluding securities reflected in column(a))
Equity compensation plans approved by security holders
2005 Incentive Plan (1)	473,505	$2.75	1,993,215
Equity compensation plans not approved by security holders (2)			2,466,720
Organizer warrants (3)	337,500	$10.00	—
Total	811,005	$5.77	4,459,935

(1)	At our annual meeting of shareholders held on May 16, 2006, our shareholders approved the 2005 Incentive Plan. The 260,626 of shares of common stock initially available for issuance under the 2005 Incentive Plan automatically increased to 2,466,720 shares on December 31, 2012, such that the number of shares available for issuance continued to equal 12.5% of our total outstanding shares.

(2)	In February 2013, our board of directors adopted the 2013 Incentive Plan pursuant to which 2,466,720 shares of common stock may be issued. Our board of directors intends to submit the 2013 Incentive Plan to the shareholders of the Company for their consideration at the 2013 annual shareholders’ meeting.

(3)	Each of our organizers received, for no additional consideration, a warrant to purchase one share of common stock for $10.00 per share for each share purchased during our initial public offering up to a maximum of 25,000 warrants. The warrants are represented by separate warrant agreements. The warrants vested six months from the date our Bank opened for business, or May 16, 2005, and they are exercisable in whole or in part until May 16, 2015. The warrants may not be assigned, pledged, or hypothecated in any way. The 337,500 of shares issued pursuant to the exercise of such warrants are transferable, subject to compliance with applicable securities laws. If the South Carolina Board of Financial Institutions or the FDIC issues a capital directive or other order requiring the Bank to obtain additional capital, the warrants will be forfeited, if not immediately exercised.

On July 26, 2005, the Company adopted the 2005 Incentive Plan for the benefit of the directors, officers and employees. The 2005 Incentive Plan initially reserved up to 260,626 shares of the Company’s common stock for the issuance of stock options and contained evergreen provision, which provided that the maximum number of shares to be issued under the 2005 Incentive Plan would automatically increase each time the Company issues additional shares of common stock such that the total number of shares issuable under the 2005 Incentive Plan would at all times equal 12.5% of the then outstanding shares of common stock. Accordingly, with the closing of the Private Placement on December 31, 2012, the number of shares reserved for the issuance of stock options under the 2005 Incentive Plan increased from 260,626 shares to 2,466,720 shares. The Board may grant up to 2,466,720 options at an option price per share not less than the fair market value on the date of grant.

In February 2013, our board of directors adopted the 2013 Incentive Plan. The 2013 Incentive Plan is an omnibus equity incentive plan which provides for the granting of various types of equity compensation awards, including stock options, restricted stock, and stock appreciation rights, to the Company’s employees and directors. Initially, the maximum number of shares of common stock that may be issued under the 2013 Incentive Plan will be 2,466,720, and such number will automatically adjust each time the Company issues additional shares of common stock so that the number of shares of common stock available for issuance under the 2013 Incentive Plan (plus the 2,466,720 shares reserved for issuance under the 2005 Incentive Plan) continues to equal 20% of the Company’s total outstanding shares, assuming all shares under the 2005 Incentive Plan and the 2013 Incentive Plan are exercised. Our board of directors intends to submit the 2013 Incentive Plan to the shareholders of the Company for their consideration at the 2013 annual shareholders’ meeting.

See Item 8. Financial Statements and Supplementary Data, Note 1, Summary of Significant Accounting Policies, and Note 15, Equity Based Compensation, for a discussion regarding matters related to our equity based compensation.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis or Plan of Operation.

Overview

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

At December 31, 2012, we had total assets of $124.9 million, an increase of $12.6 million, or 11.2%, from total assets of $112.3 million at December 31, 2011. This increase in assets was driven by the increase in cash as a result of funds received related to the capital raise of $14.1 million. Total assets at December 31, 2012 consisted of cash and due from banks of $20.1 million; federal funds sold of $2.5 million, investment securities available for sale of $25.5 million, non-marketable equity securities of $735,300, property and equipment of $2.2 million, other real estate owned and repossessed assets of $4.5 million, and loans net of allowances for loan losses of $68.5 million and accrued interest receivable and other assets of $845,247. Total liabilities at December 31, 2012 were $104.3 million compared to $103.9 million at December 31, 2011, an increase of $448,400, or 0.4%. At December 31, 2012, liabilities consisted of deposits of $96.4 million, FHLB Advances of $7.0 million, securities sold under agreements to repurchase of $108,680, and accrued interest payable and other liabilities of $811,812. Shareholders’ equity at December 31, 2012 was $20.6 million, compared to $8.4 million at December 31, 2011, an increase of $12.1 million or 144%. This increase was primarily a result of the issuance of common stock and paid-in-capital from the private placement offering, partially offset by a decrease in the unrealized gain on investment securities and the recognition of a net loss of $613,036.

Our net loss for the year ended December 31, 2012 was $613,036, or $0.29 per share, a decrease of $1.5 million, or 70.5%, compared to a net loss of $2.1 million for the year ended December 31, 2011, or $1.00 per share. This decrease in net loss for the year was primarily driven by an increase in net interest income due to a decrease in interest expense and provision expense, increases in mortgage origination income and decreases in professional fees and real estate owned activity, which includes expenses to carry other real estate, gains and losses on sales of other real estate, and write-downs on real estate owned. Included in gains and losses on sales of other real estate owned activity is a $521,613 gain on the sale of a piece of property in February

2012 which was originally purchased by the Bank to be used as a future headquarters. Each of these components is discussed in greater detail below.

We have included a number of tables to assist in our description of our results of operations. For example, the “Average Balances” table shows the average balance during 2012 and 2011 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we have channeled a substantial percentage of our earning assets into our loan portfolio. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included a table to help explain this. Finally, we have included a number of tables that provide detail about our investment securities, our loans, and our deposits and other borrowings.

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

Markets in the United States and elsewhere have experienced extreme volatility and disruption for the last several years. These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes; and have resulted in substantially increased market volatility, loss of investor confidence and severely constrained credit and capital markets, particularly for financial institutions. Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans. Dramatic slowdowns in the housing industry, with falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions. Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance. The following discussion and analysis describes our performance in this challenging economic environment.

Throughout our discussion we have identified significant factors that we believe have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with our financial statements and the other statistical information included in this report.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in Note 1 to our audited consolidated financial statements as of December 31, 2012.

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

Results of Operations

Net Interest Income

Net interest income is the Company’s primary source of revenue. Net interest income is the difference between income earned on assets and interest paid on deposits and borrowings used to support such assets. Net interest income is determined by the rates earned on the Company’s interest-earning assets and the rates paid on its interest-bearing liabilities, the relative amounts of interest-earning assets and interest-bearing liabilities, and the degree of mismatch and the maturity and repricing characteristics of its interest-earning assets and interest-bearing liabilities. Net interest income was $3.3 million for the year ended December 31, 2012, a slight increase of $46,698, or 1.4%, over net interest income of $3.2 million in 2011. Total interest income decreased by $498,521, or 10.5%, during the year, primarily due to a decrease in interest income on loans, partially offset by an increase in interest earned on investments.

Our consolidated net interest margin for the year ended December 31, 2012 was 3.28%, a 23 basis point increase over the net interest margin for the year ended December 31, 2011 of 3.05%. The net interest margin is calculated as net interest income divided by year-to-date average earning assets. Earning assets averaged $100 million in 2012, a decrease of $6.0 million, or 5.7%, from $105.8 million in 2011. This decrease in earning assets is due to the $12.9 million decrease in net loans between years partially offset by the increase in investment securities available for sale of approximately $7.2 million. During 2009, we adopted measures to promote the long term stability of the Bank. These measures included restructuring the balance sheet to focus on credit quality and management of our funding sources to increase liquidity and the net interest margin. As a result, average gross loans decreased in both 2011 and 2012, with funds from net loan payoffs used to repay FHLB advances as well as to strengthen our liquidity position though cash and the investment securities portfolio.

Our yield on earning assets decreased during the year, moving to 4.25% for the year ended December 31, 2012 from 4.48% for the year ended December 31, 2011. This decrease is largely attributable to the fact that two loans returned to accrual in 2011, and positively impacted the yield. In addition, our loan portfolio continues to experience payoffs as borrowers find other lenders willing to lend at reduced rates, thus creating higher levels of investments (a lower earning asset) and cash (a very low- to non-earning asset).

These decreases were coupled with a decrease in the cost of interest-bearing liabilities, which moved to 1.01% for the year ended December 31, 2012 from 1.50% for the year ended December 31, 2011. The decline in this area was a result of several factors, including a reduction in average brokered time deposits less than $100,000, which decreased $14.3 million during the year, and the repricing of deposits, specifically money market accounts and retail time deposits, which decreased to a rate of .70% and 1.00%, respectively, for the year ended December 31, 2012 from 1.04% and 1.45%, respectively, for the year ended December 31, 2011. In pricing deposits, we considered our liquidity needs, the direction and levels of interest rates and local market conditions. At times, higher rates are paid initially to attract deposits. Borrowings averaged $7.1 million for the year ended December 31, 2012, remaining relatively constant from $7.1 million for the year ended December 31, 2011. Our net interest spread was 3.25% for 2012 compared to 2.98% in 2011. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

	For the Year Ended December 31,
	2012			2011
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Interest-earning assets:
Federal funds sold and other	$10,121,669	$46,094	0.46%	$10,350,570	$47,463	0.46%
Investment securities	16,675,781	398,368	2.39%	9,474,991	271,708	2.87%
Loans (1)	72,988,554	3,798,694	5.20%	85,977,604	4,422,505	5.14%
Total interest-earning assets	99,786,004	4,243,156	4.25%	105,803,165	4,741,676	4.48%
Non-interest-earning assets	11,787,915			11,232,260
Total assets	$111,573,919			$117,035,425

Interest-bearing liabilities:
NOW accounts	$6,212,595	$22,330	0.36%	$5,898,868	$37,590	0.64%
Savings & money market	39,825,189	277,265	0.70%	35,379,750	369,018	1.04%
Time deposits (excluding brokered time deposits)	37,843,752	379,428	1.00%	33,786,878	489,333	1.45%
Brokered time deposits	4,452,306	98,568	2.21%	18,773,100	403,964	2.15%
Total interest-bearing deposits	88,333,842	777,591	0.88%	93,838,596	1,299,905	1.39%
Borrowings	7,118,431	189,199	2.66%	7,114,735	212,103	2.98%
Total interest-bearing liabilities	95,452,273	966,790	1.01%	100,953,331	1,512,008	1.50%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	7,298,777			6,454,449
Other non-interest-bearing liabilities	225,344			233,012
Shareholders’ equity	8,597,525			9,394,633
Total liabilities and shareholders’ equity	$111,573,919			$117,035,425
Net interest spread			3.25%			2.98%
Net interest income/margin		$3,276,366	3.28%		$3,229,668	3.05%

(1)	Nonaccrual loans are included in average balances for yield computations.

	For the Year Ended December 31,
	2010
	Average Balance	Income/ Expense	Yield/ Rate
Interest-earning assets:
Federal funds sold and other	$10,446,624	$50,507	0.48%
Investment securities	8,926,372	272,886	3.06%
Loans (1)	99,938,312	4,792,133	4.80%
Total interest-earning assets	119,311,308	5,115,526	4.29%
Non-interest-earning assets	11,815,712
Total assets	$131,127,020

Interest-bearing liabilities:
NOW accounts	$5,803,292	$40,227	0.69%
Savings & money market	32,648,911	533,784	1.63%
Time deposits (excluding brokered time deposits)	29,852,690	598,109	2.00%
Brokered time deposits	32,632,177	861,341	2.64%
Total interest-bearing deposits	100,937,070	2,033,461	2.01%
Borrowings	10,040,743	379,260	3.78%
Total interest-bearing liabilities	110,977,813	2,412,721	2.17%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	5,155,967
Other non-interest-bearing liabilities	279,569
Shareholders’ equity	14,713,671
Total liabilities and shareholders’ equity	$131,127,020
Net interest spread			2.12%
Net interest income/margin		$2,702,805	2.27%

(1)	Nonaccrual loans are included in average balances for yield computations.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following tables set forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	2012 Compared to 2011
	Total Change	Change in Volume	Change in Rate
Interest-earning assets:
Federal funds sold and other	$(1,369)	$(1,044)	$(325)
Investment securities	126,659	178,228	(51,569)
Loans	(623,810)	(675,444)	51,634
Total interest income	(498,520)	(498,260)	(260)

Interest-bearing liabilities:
Interest-bearing deposits	(522,314)	(218,995)	(303,319)
Borrowings	(22,904)	110	(23,014)
Total interest expense	(545,218)	(218,885)	(326,333)

Net Interest Income	$46,698	$(279,375)	$326,073

	2011 Compared to 2010
	Total Change	Change in Volume	Change in Rate
Interest-earning assets:
Federal funds sold and other	$(3,044)	$(461)	$(2,583)
Investment securities	(1,178)	16,254	(17,432)
Loans	(369,628)	(701,443)	331,815
Total interest income	(373,850)	(685,650)	311,800

Interest-bearing liabilities:
Interest-bearing deposits	(733,556)	(204,665)	(528,891)
Borrowings	(167,157)	(97,005)	(70,152)
Total interest expense	(900,713)	(301,670)	(599,043)

Net Interest Income	$526,863	$(383,980)	$910,843

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

We recorded a net recovery of provision for loan losses of $22,000 for the year ended December 31, 2012, a decrease of $752,000, or 103% from provision for loan losses of $730,000 for the year ended December 31, 2011. The decrease in provision for loan losses is due to the decrease in loan balances. In addition, over the last year, we have seen a decrease in the amount of charge-offs and specific reserves needed due to the apparent stabilization of nonperforming loans. The allowance as a percentage of gross loans decreased to 2.64% at December 31, 2012 from 2.74% at December 31, 2011. This decline is due to payoffs in our commercial real estate portfolio which carries a higher historical loss ratio and consequently a higher reserve factor within our allowance model. Specific reserves were $442,396 on impaired loans of $8.5 million as of December 31, 2012 compared to specific reserves of approximately $563,675 on impaired loans of $8.9 million as of December 31, 2011. As of December 31, 2012, the general reserve allocation was 2.28% of gross loans not impaired compared to 2.27% as of December 31, 2011. The provision for loan losses is discussed further below under “Provision and Allowance for Loan Losses.”

Non-interest Income

Non-interest income for the year ended December 31, 2012 was $466,273, an increase of 114.3% from non-interest income of $217,545 for the year ended December 31, 2011. Our largest component of non-interest income is from proceeds received from sales of securities of 7,477,874 for a total gain of $225,086. In addition, we received residential loan origination fees, which were $169,812 for 2012, or approximately 36.4% of total non-interest income. Residential loan origination fees increased by approximately $90,205, or 88.3%, during the year due to the changes in mortgage loan underwriting and compensation regulations as well as customer demand.

For the year ended December 31, 2012, service fees on deposit accounts totaled $40,657, a decrease of $8,423, or 26.1%, from 2011 due to a decrease in NSF charges as a result of changes in our client base. Other income was $30,718 for 2012, a decrease of $25,625, or 45.5%, compared to $56,343 for the year ended December 31, 2011. Other income includes ATM surcharges, wire fees, and commissions on insurance referrals. Also included in other income for the year ended December 31, 2011 was $28,795 in rental income related to the lease of our land at South Irvine Street which was sold February 2012.

Non-interest Expenses

The following table sets forth information related to our non-interest expenses for the years ended December 31, 2012 and 2011.

	2012	2011
Compensation and benefits	$2,006,078	$1,700,040
Real estate owned activity	43,272	596,319
Occupancy and equipment	522,932	571,351
Insurance	455,174	431,737
Data processing and related costs	333,334	300,785
Professional fees	719,276	859,880
Marketing	83,480	83,127
Telephone and supplies	61,869	64,504
Other	152,260	188,466
Total non-interest expenses	$4,377,675	$4,796,209

Non-interest expenses decreased by $418,534, or 8.8%, for the year ended December 31, 2012. This decrease was primarily due to a decrease in professional fees, occupancy and equipment and real estate owned activity, partially offset by an increase in compensation and benefits. The decrease in professional fees of $140,604 is the result of charges incurred directly related to recapitalization efforts and compliance with the Consent Order incurred during 2011. During 2012, real estate owned activity decreased by $553,047 due to the successful sale of a piece of land we were going to use for corporate headquarters which produced a gain of $521,613. Write-downs and losses are charged against income, if necessary, as a result of our regular review of the fair value of repossessed property. Occupancy and equipment decreased primarily due to decreases in depreciation expense as a result of items reaching the end of their useful lives. Compensation and benefits increased due to $168,750 in expense incurred related to the additional stock options granted during 2012 and the filling of open positions in 2012.

Income Tax Expense

No income tax benefit or expense was recognized for the year ended December 31, 2012 or 2011. Accounting literature states that a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized. The determination of whether a deferred tax asset is realizable is based on weighting all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified. During our

September 30, 2010 quarterly analysis of the valuation allowance recorded against our deferred tax assets, we determined that it was not more likely than not that our deferred tax assets will be recognized in future years due to the continued decline in credit quality and the resulting impact on net interest margin, increased net losses, and negative impact on capital as a result of provision for loan losses and write-downs on other real estate owned, and booked a 100% valuation allowance against the deferred tax asset. We will continue to analyze our deferred tax assets and related valuation allowance each quarter taking into account performance compared to forecast and current economic or internal information that would impact forecasted earnings.

Balance Sheet Review

Investments

The purpose of the investment portfolio is to provide liquidity and stable returns through the purchase of high quality investment securities. At December 31, 2012, our investment portfolio of $25.5 million represented approximately 20.4% of total assets. The portfolio increased from $12.6 million at December 31, 2011, or 11.2% of total assets. Increases in investment balances during 2012 were due to the purchase of new investment securities with excess liquidity, offset by normal investment maturities and repayments. At December 31, 2012 and 2011, we held government-sponsored enterprise securities, mortgage-backed securities, non-taxable and taxable municipal bonds as investment securities available for sale. The amortized costs and the fair value of our investments at December 31, 2012, 2011, and 2010 are shown in the following table.

	2012		2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for Sale
Government-sponsored enterprises	$1,000,000	$1,001,783	$2,000,000	$2,000,879	$5,000,000	$4,975,716
Government-sponsored mortgage-backed	13,970,527	13,943,118	7,086,422	7,237,440	5,226,829	5,289,427
Municipals, tax-exempt	9,168,199	9,175,589	—	—	—	—
Municipals, taxable	1,333,217	1,363,625	3,407,028	3,383,085	373,291	387,590
Total	$25,471,943	$25,484,115	$12,493,450	$12,621,404	$10,600,120	$10,652,733

Contractual maturities and yields on our investment securities available for sale at December 31, 2012 are shown in the following table. Expected maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	One year or less		After one year through five years		After five years through ten years		After ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for Sale
Government- sponsored enterprises	$—	—%	$1,000,000	.74%	$—	—%	$—	—%	$1,000,000	.74%
Government-sponsored mortgage- backed	—	—	—	—	—	—	13,970,527	3.68	13,970,527	3.68
Municipals, tax-exempt	—	—	—	—	2,050,898	1.97	7,117,301	2.77	9,168,199	2.59
Municipals, taxable	—	—	—	—	505,044	3.02	828,173	2.85	1,333,217	3.34
Total	$—	—%	$1,000,000	.74%	$2,555,942	2.18%	$21,916,001	3.38%	$25,471,943	3.16%

At December 31, 2012 and 2011, we also held non-marketable equity securities, which consisted of Federal Reserve Bank stock of $251,800 and $271,550, respectively, and Federal Home Loan Bank stock of $483,500 and $646,800, respectively. These investments are carried at cost, which approximates fair maket value.

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, a significant percentage of our earning assets are invested in our loan portfolio. Average loans for the year ended December 31, 2012 were $73 million, a decrease of $13.0 million, or 15.1%, compared to average loans of $86.0 million for the year ended December 31, 2011. Before allowance for loan losses, gross loans outstanding at December 31, 2012 were $70.4 million, or 56.4% of total assets, compared to $76.9 million, or 68.5% of total assets at December 31, 2011. Because assets increased dramatically on the last day of the year from the capital infusion (approximately $14 million in cash), our loans as a percentage of total assets dropped.

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

The following table summarizes the composition of our loan portfolio as of December 31, 2012, 2011, 2010, 2009 and 2008.

	2012		2011
	Amount	% of Total	Amount	% of Total
Real Estate:
Commercial	$24,845,155	35.3%	$27,608,938	35.9%
Construction and development	12,299,452	17.5	13,073,899	17.0
Single and multifamily residential	21,294,926	30.2	23,360,151	30.4
Total real estate loans	58,439,533	83.0	64,042,988	83.3
Commercial business	10,915,768	15.5	11,346,361	14.8
Consumer — other	1,128,544	1.6	1,574,865	2.0
Deferred origination fees, net	(102,099)	(0.1)	(74,853)	(0.1)
Gross loans, net of deferred fees	70,381,746	100.0%	76,889,361	100.0%
Less allowance for loan losses	(1,858,416)		(2,110,523)
Total loans, net	$68,523,330		$74,778,838

	2010		2009
	Amount	% of Total	Amount	% of Total
Real Estate:
Commercial	$34,017,993	36.0%	$33,995,883	31.5%
Construction and development	19,209,473	20.3	28,325,005	26.2
Single and multifamily residential	27,408,007	29.0	28,729,683	26.7
Total real estate loans	80,635,473	85.3	91,050,571	84.4
Commerical business	12,262,223	13.0	15,161,839	14.0
Consumer — other	1,659,570	1.8	1,937,553	1.8
Deferred origination fees, net	(92,025)	(0.1)	(172,494)	(0.2)
Gross loans, net of deferred fees	94,465,241	100.0%	107,977,469	100.0%
Less allowance for loan losses	(3,062,492)		(1,847,513)
Total loans, net	$91,402,749		$106,129,956

	2008
	Amount	% of Total
Real Estate:
Commercial	$38,977,019	31.5%
Construction and development	31,205,453	25.3
Single and multifamily residential	31,226,994	25.3
Total real estate	101,409,466	82.1
Commerical business	20,053,376	16.2
Consumer — other	2,187,326	1.8
Deferred origination fees, net	(202,414)	(0.1)
Gross loans	123,447,754	100.0%
Less allowance for loan losses	(1,611,977)
Total loans, net	$121,835,777

The largest component of our loan portfolio at year-end was commercial real estate loans, which represented 35.3% of the portfolio. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration of certain types of collateral. Refer to Item 1, “Lending Activities”, for a detailed discussion regarding the risks inherent in each loan category noted above. Due to the short time our portfolio has existed, the current mix may not be indicative of the ongoing portfolio mix.

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at December 31, 2012.

	One year or less	After one but within five years	After five years	Total
Real Estate:
Commercial	$6,741,119	$16,663,203	$1,440,833	$24,845,155
Construction and development	7,850,172	4,449,280	—	12,299,452
Single and multifamily residential	5,928,674	8,939,057	6,427,195	21,294,926
Total real estate	20,519,965	30,051,540	7,868,028	58,439,533
Commercial business	4,978,599	4,879,159	1,058,010	10,915,768
Consumer — other	421,795	694,582	12,167	1,128,544
Gross loans	$25,920,359	$35,625,281	$8,938,205	$70,483,845
Deferred origination fees, net				(102,099)
Gross loans, net of deferred fees				$70,381,746
Loans maturing — after one year with
Fixed interest rates				$16,819,601
Floating interest rates				$27,743,885

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

Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. When a loan is placed in nonaccrual status, interest accruals are discontinued and income earned but not collected is reversed. Cash receipts on nonaccrual loans are not recorded as interest income, but are used to reduce principal. Foregone interest income related to nonaccrual loans equaled $364,856 and $511,224 for the years ended December 31, 2012 and 2011, respectively. No interest income was recognized on nonaccrual loans during 2012 and 2011. At both December 31, 2012 and 2011, there were no accruing loans which were contractually past due 90 days or more as to principal or interest payments.

The following table summarizes delinquencies and nonaccruals, by portfolio class, as of December 31, 2012, 2011, 2010, 2009, and 2008.

	Single and multifamily residential real estate	Construction and development	Commercial real estate — other	Commercial business	Consumer	Total
December 31, 2012
30–59 days past due	$46,178	$—	$—	$—	$9,316	$55,494
60–89 days past due	—	—	—	—	1,541	1,541
Nonaccrual	719,260	3,710,587	331,000	—	—	4,760,847
Total past due and nonaccrual	765,438	3,710,587	331,000	—	10,857	4,817,882
Total debt restructurings	1,175,843	—	1,314,205			2,490,048
Current	19,353,645	8,588,865	23,199,950	10,915,768	1,117,687	63,175,915
Total loans	$21,294,926	$12,299,452	$24,845,155	$10,915,768	$1,128,544	$70,483,845

	Single and multifamily residential real estate	Construction and development	Commercial real estate — other	Commercial business	Consumer	Total
December 31, 2011
30–59 days past due	$760,086	$516,483	$—	$66,500	$—	$1,343,069
60–89 days past due	—	—	—	—	14,358	14,358
Nonaccrual	1,558,914	3,128,943	354,990	—	—	5,042,847
Total past due and nonaccrual	2,319,000	3,645,426	354,990	66,500	14,358	6,400,274
Total debt restructurings	1,348,775	—	—	—	—	1,348,775
Current	19,692,376	9,428,473	27,253,948	11,279,861	1,560,507	69,215,165
Total loans	$23,360,151	$13,073,899	$27,608,938	$11,346,361	$1,574,865	$76,964,214

	Single and multifamily residential real estate	Construction and development	Commercial real estate — other	Commercial business	Consumer	Total
December 31, 2010
30–59 days past due	$16,902	$—	$428,273	$1,409	$7,576	$454,160
60–89 days past due	—	145,718	97,680	—	—	243,398
Nonaccrual	3,098,499	8,069,557	861,432	—	—	12,029,488
Total past due and nonaccrual	3,115,401	8,215,275	1,387,385	1,409	7,576	12,727,046
Total debt restructurings	1,272,614	—	—	—	—	1,272,614
Current	23,019,992	10,994,198	32,630,608	12,260,814	1,651,994	80,557,606
Total loans	$27,408,007	$19,209,473	$34,017,993	$12,262,223	$1,659,570	$94,557,266

	Single and multifamily residential real estate	Construction and development	Commercial real estate — other	Commercial business	Consumer	Total
December 31, 2009
30–59 days past due	$—	$452,199	$—	$21,718	$7,358	$481,275
60–89 days past due	—	—	—	16,116	—	16,116
Nonaccrual	1,648,091	4,448,852	623,750	—	—	6,720,693
Total past due and nonaccrual	1,648,091	4,901,051	623,750	37,834	7,358	7,218,084
Total debt restructurings	—	—	—	—	—	—
Current	27,038,540	23,423,954	33,415,185	15,124,005	1,930,195	100,931,879
Total loans	$28,686,631	$28,325,005	$34,038,935	$15,161,839	$1,937,553	$108,149,963

	Single and multifamily residential real estate	Construction and development	Commercial real estate — other	Commercial business	Consumer	Total
December 31, 2008
30–59 days past due	$—	$809,210	$642,914	$63,882	$—	$1,516,006
60–89 days past due	274,928	1,164,718	341,921	—	—	1,781,567
Nonaccrual	—	—	394,950	—	—	394,950
Total past due and nonaccrual	274,928	1,973,928	1,379,785	63,882	—	3,692,523
Total debt restructurings	—	—	—	—	—	—
Current	30,952,066	29,231,525	37,597,234	19,989,494	2,187,326	119,957,645
Total loans	$31,226,994	$31,205,453	$38,977,019	$20,053,376	$2,187,326	$123,650,168

Total delinquent and nonaccrual loans decreased from $6.4 million at December 31, 2011 to $4.8 million at December 31, 2012, a decrease of $1.6 million or 24.7%. This decrease was a result of movement in nonaccrual loans to other real estate owned, which decreased by $282,000 from 2011 to 2012 and due to a decrease in loans past due 30-59 days of $1.3 million as discussed below. Nonaccrual decreases were seen in single and multifamily residential real estate loans due to successful foreclosure of the properties collateralizing these loans and their transfer to other real estate owned. Nonaccrual increases were seen in both construction and development and commercial real estate loans. At December 31, 2012, nonaccrual loans represented 6.8% of gross loans. Loans past due 30-89 days are considered potential problem loans and amounted to $57,035 at December 31, 2012 compared to $1.4 million at December 31, 2011. The decrease in 30-89 delinquent loans is due to two larger loans in the process of renewal as of December 31, 2011 being successfully renewed under normal terms, including principal and interest payments, in January 2012.

Another method used to monitor the loan portfolio is credit grading. As part of the loan review process, loans are given individual credit grades, representing the risk we believe is associated with the loan balance. Credit grades are assigned based on factors that impact the collectability of the loan, the strength of the borrower, the type of collateral, and loan performance. Commercial loans are individually graded at origination and credit grades are reviewed on a regular basis in accordance with our loan policy. Consumer loans are assigned a “pass” credit rating unless something within the loan warrants a specific classification grade. The following table summarizes management’s internal credit risk grades, by portfolio class, as of December 31, 2012 and 2011.

	Single and multifamily residential real estate	Construction and development	Commercial real estate — other	Commercial business	Consumer	Total
December 31, 2012
Pass Loans (Consumer)	$11,422,022	$696,905	$139,012	$113,288	$1,128,544	$13,499,771
Grade 1 — Prime	—	—	—	308,750	—	308,750
Grade 2 — Good	—	—	230,280	107,938	—	338,218
Grade 3 — Acceptable	2,117,292	348,161	10,556,916	1,989,425	—	15,011,794
Grade 4 — Acceptable w/Care	4,659,260	6,027,262	12,273,743	8,333,192	—	31,293,457
Grade 5 — Special Mention	1,061,367	95,941	—	63,175	—	1,220,483
Grade 6 — Substandard	2,034,985	5,131,183	1,645,204	—	—	8,811,372
Grade 7 — Doubtful	—	—	—	—	—	—
Total loans	$21,294,926	$12,299,452	$24,845,155	$10,915,768	$1,128,544	$70,483,845

	Single and multifamily residential real estate	Construction and development	Commercial real estate — other	Commercial business	Consumer	Total
December 31, 2011
Pass Loans (Consumer)	$13,448,213	$668,187	$38,122	$—	$1,499,204	$15,653,726
Grade 1 — Prime	—	—	—	308,750	—	308,750
Grade 2 — Good	—	—	1,303,456	131,153	—	1,434,609
Grade 3 — Acceptable	1,982,863	393,526	11,335,186	4,927,092	—	18,638,667
Grade 4 — Acceptable w/Care	5,214,948	5,094,973	12,431,878	5,912,866	—	28,654,665
Grade 5 — Special Mention	1,108,603	103,036	317,477	66,500	—	1,595,616
Grade 6 — Substandard	1,605,524	6,814,177	2,182,819	—	75,661	10,678,181
Grade 7 — Doubtful	—	—	—	—	—	—
Total loans	$23,360,151	$13,073,899	$27,608,938	$11,346,361	$1,574,865	$76,964,214

Loans graded one through four are considered “pass” credits. Consumer loans are assigned a “pass” credit rating unless something within the loan warrants a specific classification grade. At December 31, 2012, approximately 86% of the loan portfolio had a credit grade of “pass” compared to 84% at December 31, 2011. For loans to qualify for this grade, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment.

Loans with a credit grade of five are not considered classified; however they are categorized as a special mention or watch list credit, and are considered potential problem loans. This classification is utilized by us when we have an initial concern about the financial health of a borrower. These loans are designated as such in order to be monitored more closely than other credits in our portfolio. We then gather current financial information about the borrower and evaluate our current risk in the credit. We will then either reclassify the loan as “substandard” or back to its original risk rating after a review of the information. There are times when we may leave the loan on the watch list, if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we determine to review the loan on a more regular basis. Loans on the watch list are not considered problem loans until they are determined by management to be classified as substandard. As of December 31, 2012, we had loans totaling $1.2 million on the watch list compared to $1.6 million as of December 31, 2011.

Loans graded six or greater are considered classified credits. At December 31, 2012 and 2011, classified loans totaled $8.8 million and $10.7 million, respectively, with the vast majority of these loans being collateralized by real estate. Classified credits are evaluated for impairment on a quarterly basis.

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

At December 31, 2012, impaired loans totaled $8.5 million, all of which were valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral. Market values were obtained using independent appraisals, updated in accordance with our reappraisal policy, or other market data such as recent offers to the borrower. During 2012, the average recorded investment in impaired loans was $8.7 million compared to $11.3 million during 2011. As of December 31, 2012 and December 31, 2011, we had loans totaling approximately $317,180 and $1.8 million, respectively that were classified in accordance with our loan rating policies but were not considered impaired. The following table summarizes information relative to impaired loans, by portfolio class, at December 31, 2012 and 2011.

	Unpaid principal balance	Recorded investment	Related allowance	Average impaired investment	Interest income
December 31, 2012
With no related allowance recorded:
Single and multifamily residential real estate	$91,859	$91,859	$—	$91,342	$5,405
Construction and development	2,478,357	2,315,396	—	2,233,267	108,322
Commercial real estate — other	1,314,205	1,314,205	—	1,277,725	72,967
Commercial	—	—	—	—	—
Consumer	—	—	—	—	—
With related allowance recorded:
Single and multifamily residential real estate	2,029,076	1,943,127	159,979	1,466,570	—
Construction and development	3,596,136	2,498,606	248,417	3,359,431	58,301
Commercial real estate — other	331,000	331,000	34,000	318,679	—
Commercial	—	—	—	—	—
Consumer	—	—	—	—	—
Total:
Single and multifamily residential real estate	2,120,935	2,034,986	159,979	1,557,912	5,405
Construction and development	6,074,493	4,814,002	248,417	5,592,698	166,623
Commercial real estate — other	1,645,205	1,645,205	34,000	1,596,404	72,967
Commercial	—	—	—	—	—
Consumer	—	—	—	—	—
	$9,840,633	$8,494,193	$442,396	$8,747,014	$244,995

	Unpaid principal balance	Recorded investment	Related allowance	Average impaired investment	Interest income
December 31, 2011
With no related allowance recorded:
Single and multifamily residential real estate	$91,195	$91,195	$—	$106,348	$—
Construction and development	2,215,234	2,215,234	—	1,910,774	75,449
Commercial real estate — other	404,502	354,990	—	780,124	—
Commercial	—	—	—	18,453	—
Consumer	—	—	—	—	—
With related allowance recorded:
Single and multifamily residential real estate	1,600,279	1,514,330	141,830	2,001,323	—
Construction and development	6,038,519	4,598,943	383,421	6,078,709	100,694
Commercial real estate — other	—	—	—	404,916	9,907
Commercial	—	—	—	18,453	—
Consumer	75,661	75,661	38,424	15,132	—
Total:
Single and multifamily residential real estate	1,691,474	1,605,525	141,830	2,107,671	—
Construction and development	8,253,753	6,814,177	383,421	7,989,483	176,143
Commercial real estate — other	404,502	354,990	—	1,185,040	9,907
Commercial	—	—	—	36,906	—
Consumer	75,661	75,661	38,424	15,132	—
	$10,425,390	$8,850,353	$563,675	$11,334,232	$186,050

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

As a result of adopting the amendments in ASU 2011-02, we reassessed all restructurings that occurred on or after the beginning of the fiscal year of adoption (January 1, 2011) to determine whether they are TDRs under the amended guidance. We did not identify any new TDRs during our assessment as a result of the amended guidance. However, there were two commercial real estate loans and one single family loan modified during the year ended December 31, 2012 totaling $2.5 million (pre-modification investment equaling post-modification investment). Two of these loans were modified with a term concession and the third was modified with a rate concession.

At December 31, 2012, the principal balance of TDRs totaled $2.5 million. All TDRs were considered classified, and impaired at December 31, 2012. No TDRs went into default during the year ended December 31, 2012. A TDR can be removed from “troubled” status once there is sufficient history of demonstrating the borrower can service the credit under market terms. We currently consider sufficient history to be approximately six months.

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. At December 31, 2012, the allowance for loan losses was $1.9 million, or 2.64% of gross loans, compared to $2.1 million at December 31, 2011, or 2.74% of gross loans. This decrease in the allowance for loan losses is due to charge-offs taken against specific reserves, as well as payoffs in our commercial real estate portfolio, which carries a higher historical loss ratio and, consequently, a higher reserve factor within our allowance model.

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

Our allowance for loan losses consists of both specific and general reserve components. The specific reserve component relates to loans that are impaired loans as defined in FASB ASC Topic 310, “Receivables”. Loans determined to be impaired are excluded from the general reserve calculation described below and evaluated individually for impairment. Impaired loans totaled $8.5 million at December 31, 2012, with an associated specific reserve of $442,396. See above discussion under “Loan Performance and Asset Quality” for additional information related to impaired loans.

The general reserve component covers non-impaired loans and is calculated by applying historical loss factors to each sector of the loan portfolio and adjusting for qualitative environmental factors. The total general reserve is based upon the individual loan categories and their historical loss factors over an eight quarter moving average, adjusted for other risk factors as well. Therefore, the general allocation will move among the categories depending on if some loss factors increased while others decreased. Qualitative adjustments are used to adjust the historical average for changes to loss indicators within the economy, our market, and specifically our portfolio. The general reserve component is then combined with the specific reserve to determine the total allowance for loan losses.

The following table summarizes activity related to our allowance for loan losses for the years ended December 31, 2012, 2011, 2010, 2009, and 2008 by portfolio segment.

	Single and multifamily residential real estate	Construction and development	Commercial real estate — other	Commercial business	Consumer	Total
December 31, 2012
Allowance for loan losses:
Balance, beginning of year	$576,669	$688,847	$347,061	$412,808	$85,138	$2,110,523
Provision for loan losses	88,351	402,724	(233,315)	(361,805)	82,046	(22,000)
Loan charge-offs	(55,330)	(18,461)	(49,999)	(15,443)	(93,883)	(233,116)
Loan recoveries	1,886	—	—	1,123	—	3,009
Net loans charged-off	(53,444)	(18,461)	(49,999)	(14,320)	(93,883)	(230,107)
Balance, end of year	$611,576	$1,073,110	$63,747	$36,683	$73,301	$1,858,416
Individually reviewed for impairment	$159,979	$248,417	$34,000	$—	$—	$442,396
Collectively reviewed for impairment	451,597	824,693	29,747	36,683	73,301	1,416,020
Total allowance for loan losses	$611,576	$1,073,110	$63,747	$36,683	$73,301	$1,858,416
Gross loans, end of period:
Individually reviewed for impairment	$2,034,985	$4,814,002	$1,645,204	$—	$—	$8,494,191
Collectively reviewed for impairment	19,259,941	7,485,450	23,199,951	10,915,768	1,128,544	61,989,654
Total gross loans	$21,294,926	$12,299,452	$24,845,155	$10,915,768	$1,128,544	$70,483,845

	Single and multifamily residential real estate	Construction and development	Commercial real estate — other	Commercial business	Consumer	Total
December 31, 2011
Allowance for loan losses:
Balance, beginning of year	$859,255	$1,365,914	$473,504	$306,791	$57,028	$3,062,492
Provision for loan losses	122,733	739,248	(59,736)	(107,334)	35,089	730,000
Loan charge-offs	(405,319)	(1,416,315)	(66,707)	(764)	(6,979)	(1,896,084)
Loan recoveries	—	—	—	214,115	—	214,115
Net loans charged-off	(405,319)	(1,416,315)	(66,707)	213,351	(6,979)	(1,681,969)
Balance, end of year	$576,669	$688,847	$347,061	$412,808	$85,138	$2,110,523
Individually reviewed for impairment	$141,830	$383,421	$—	$—	$38,424	$563,675
Collectively reviewed for impairment	434,839	305,426	347,061	412,808	46,714	1,546,848
Total allowance for loan losses	$576,669	$688,847	$347,061	$412,808	$85,138	$2,110,523
Gross loans, end of period:
Individually reviewed for impairment	$1,605,525	$6,814,177	$354,990	$—	$75,661	$8,850,353
Collectively reviewed for impairment	21,754,626	6,259,722	27,253,948	11,346,361	1,499,204	68,113,861
Total gross loans	$23,360,151	$13,073,899	$27,608.938	$11,346,361	$1,574,865	$76,964,214

	Single and multifamily residential real estate	Construction and development	Commercial real estate — other	Commercial business	Consumer	Total
December 31, 2010
Allowance for loan losses:
Balance, beginning of year	$391,719	$911,974	$131,914	$360,156	$51,750	$1,847,513
Provision for loan losses	1,045,037	1,107,585	379,289	531,119	11,970	3,075,000
Loan charge-offs	(578,132)	(653,645)	(37,699)	(624,484)	(6,692)	(1,900,652)
Loan recoveries	631	—	—	40,000	—	40,631
Net loans charged-off	(577,501)	(653,645)	(37,699)	(584,484)	(6,692)	(1,860,021)
Balance, end of year	$859,255	$1,365,914	$473,504	$306,791	$57,028	$3,062,492
Individually reviewed for impairment	$551,415	$768,358	$251,971	$—	$—	$1,571,744
Collectively reviewed for impairment	307,840	597,556	221,533	306,791	57,028	1,490,748
Total allowance for loan losses	$859,255	$1,365,914	$473,504	$306,791	$57,028	$3,062,492
Gross loans, end of period:
Individually reviewed for impairment	$3,098,498	$8,215,275	$1,470,903	$—	$—	$12,784,676
Collectively reviewed for impairment	24,309,509	10,994,198	32,547,090	12,262,223	1,659,570	81,772,590
Total gross loans	$27,408,007	$19,209,473	$34,017,993	$12,262,223	$1,659,570	$94,557,266

	Single and multifamily residential real estate	Construction and development	Commercial real estate — other	Commercial business	Consumer	Total
December 31, 2009 (1)
Allowance for loan losses:
Balance, beginning of year	$329,244	$850,286	$57,781	$327,136	$47,530	$1,611,977
Provision for loan losses	106,069	293,031	74,133	309,021	429,746	1,212,000
Loan charge-offs	(43,594)	(231,343)	—	(276,001)	(425,588)	(976,526)
Loan recoveries	—	—	—	—	62	62
Net loans charged-off	(43,594)	(231,343)	—	(276,001)	(425,526)	(976,464)
Balance, end of year	$391,719	$911,974	$131,914	$360,156	$51,750	$1,847,513
Individually reviewed for impairment	$165,577	$42,393	$—	$—	$—	$207,970
Collectively reviewed for impairment	226,142	869,581	131,914	360,156	51,750	1,639,543
Total allowance for loan losses	$391,719	$911,974	$131,914	$360,156	$51,750	$1,847,513
Gross loans, end of period:
Individually reviewed for impairment	$1,648,091	$5,015,444	$—	$—	$—	$6,663,535
Collectively reviewed for impairment	27,038,540	23,309,561	34,038,935	15,161,839	1,937,553	101,486,428
Total gross loans	$28,686,631	$28,325,005	$34,038,935	$15,161,839	$1,937,553	$108,149,963

	Single and multifamily residential real estate	Construction and development	Commercial real estate — other	Commercial business	Consumer	Total
December 31, 2008 (1)
Allowance for loan losses:
Balance, beginning of year	$207,892	$729,018	$22,781	$284,770	$39,030	$1,283,491
Provision for loan losses	121,352	121,268	35,000	77,930	8,500	364,050
Loan charge-offs	—	—	—	(35,564)	—	(35,564)
Loan recoveries	—	—	—	—	—	—
Net loans charged-off	—	—	—	(35,564)	—	(35,564)
Balance, end of year	$329,244	$850,286	$57,781	$327,136	$47,530	$1,611,977
Individually reviewed for impairment	$—	$—	$35,000	$—	$—	$35,000
Collectively reviewed for impairment	329,244	850,286	22,781	327,136	47,530	1,576,977
Total allowance for loan losses	$329,244	$850,286	$57,781	$327,136	$47,530	$1,611,977
Gross loans, end of period:
Individually reviewed for impairment	$286,056	$452,199	$736,871	$—	$453,293	$1,928,419
Collectively reviewed for impairment	$30,940,938	$30,753,254	$38,240,148	$20,053,376	$1,734,033	$121,721,749
Total gross loans	$31,226,994	$31,205,453	$38,977,019	$20,053,376	$2,187,326	$123,650,168

(1)	As of December 31, 2009, we revised our methodology for analyzing the appropriate level of the allowance for loan losses. Prior to this date, the allowance was not allocated to specific categories of loans but rather evaluated on an overall portfolio basis. Due to this change, and in order to provide comparable data within the above table, we have allocated the total portfolio beginning of year balance and provision for loan losses to individual loan categories based on 2008 net charge-off activity and December 31, 2008 portfolio mix. We believe this allocation is materially accurate for comparison purposes.

Net loan charge-offs decreased during 2012, from $1.7 million for the year ended December 31, 2011 to $230,107 for the twelve months ended December 31, 2012, a decrease of $1,451,862. The majority of charge-offs in 2012 were partial charge-offs taken on certain collateral-dependent loans within our real estate portfolio segments. Partial charge-offs were based on recent appraisals and evaluations on commercial real estate loans in the process of foreclosure. Loans with partial charge-offs are typically considered impaired loans and remain on nonaccrual status. In addition, when collateral is obtained in satisfaction of a loan, a charge-off is taken through the allowance at the time of repossession to move the collateral to other real estate owned at fair value less costs to sell.

The allowance as a percentage of gross loans decreased from 2.74% at December 31, 2011 to 2.64% at December 31, 2012. The decrease in the reserve percentage is due to the decrease in impaired and nonaccrual loans and their related specific reserves. The general reserve as a percentage of loans has increased from 2.27% at December 31, 2011 to 2.28% at December 31, 2012.

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

Other Real Estate Owned and Repossessed Assets

As of December 31, 2012, we had $4.4 million in other real estate owned and $39,457 in repossessed assets. This compares to $5.4 million in other real estate owned and $39,457 in repossessed assets as of December 31, 2011. During 2012, collateral was obtained from five loan relationships that went through the foreclosure process. We also completed the sale of two repossessed properties. In addition, we transferred land with a cost basis of $1.2 million from property and equipment as this land was under contract for sale as of December 31, 2011. This property was sold in February 2012 for a gain of $521,613. The following table summarizes changes in other real estate owned and repossessed assets during the periods noted:

	2012	2011
Balance at beginning of year	$5,389,501	$2,537,259
Repossessed property acquired in settlement of loans	1,478,230	5,375,526
Land transferred from property and equipment	—	1,165,312
Proceeds from sales of repossessed property	(2,545,208)	(3,435,778)
Gain (loss) on sale and write-downs of repossessed property, net	145,771	(252,818)
Balance at end of year	$4,468,294	$5,389,501

The following table summarizes the composition of other real estate owned and repossessed assets as of the dates noted.

	December 31,
	2012	2011
Residential land lots	$1,000,017	$1,082,020
Land transferred from property and equipment — held for sale	—	1,165,312
Single and multifamily residential real estate	1,609,500	709,500
Commercial office space	117,500	595,212
Commercial land	1,701,820	1,798,000
Equipment	39,457	39,457
Total	$4,468,294	$5,389,501

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

Deposits and Other Interest-Bearing Liabilities

Our primary source of funds for loans and investments is our deposits and short-term repurchase agreements. Average total deposits for the years ended December 31, 2012 and 2011 were $95.6 million and $100.3 million, respectively. The following table shows the balance outstanding and the weighted-average rates paid on deposits held by us as of December 31, 2012, 2011, and 2010.

	2012		2011		2010
	Amount	Rate	Amount	Rate	Amount	Rate
Non-interest bearing demand deposits	$8,510,872	—%	$7,003,423	—%	$5,710,240	—%
Interest bearing demand deposits	6,343,974	0.19	6,477,631	0.39	6,176,297	0.71
Money market accounts	42,506,508	0.58	35,550,988	0.76	33,813,999	1.27
Savings accounts	603,588	0.10	391,499	0.19	136,595	0.40
Time deposits less than $100,000	13,076,100	0.86	14,798,059	1.05	11,731,163	1.80
Time deposits of $100,000 or more	23,769,346	0.94	22,867,544	1.20	20,482,239	1.77
Brokered time deposits less than $100,000	1,594,000	1.55	9,479,000	2.35	22,728,713	2.54
Brokered time deposits of $100,000 or more	—	—	—	—	3,301,423	0.89
Total	$96,404,388	0.64%	$96,568,144	0.98%	$104,080,669	1.59%

Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. Core deposits increased $6.8 million, or 10.6%, from $64.2 million at December 31, 2011 to $71 million at December 31, 2012. Total retail, or customer, deposits decreased $1.0 million during 2012, or 1.5%. Beginning in the fourth quarter of 2006, we chose to obtain deposits outside of our local market area in the form of brokered time deposits. Due to the interest rate environment in our market, as well as strong competition from other banking and financial services companies in gathering deposits, brokered time deposits allowed us to obtain funding at a lower interest rate in order to support loan growth. However, due to regulatory constraints, including as a result of our Consent Order, we can no longer accept brokered time deposits without prior approval from the FDIC. At December 31, 2012, we had $1.6 million in brokered time deposits, a decrease of $7.9 million, or 83.2%, from $9.5 million as of December 31, 2011. Our strong customer deposit growth during 2012 along with the decrease in our loan portfolio enabled us to maintain a strong liquidity position while decreasing our reliance on brokered deposits, thereby lowering our cost of interest-bearing liabilities. We will continue to reduce our reliance on brokered time deposits and other noncore funding sources, while focusing our efforts to gather core deposits in our local market. Our loan-to-deposit ratio was 73.0% and 79.6% at December 31, 2012 and 2011, respectively.

Since January 20, 2010, we have had to obtain written approval from the OCC to accept, renew or rollover brokered time deposits, and as a result of the Consent Order we are no longer permitted to renew or rollover brokered time deposits without the permission of the FDIC. Our one remaining brokered deposit of $1.6 million matures in the first quarter of 2014. We believe we have adequate funding sources available to pay off brokered deposits as they mature. See additional discussion below under “Liquidity.”

All of our time deposits are certificates of deposits. The maturity distribution of our time deposits of $100,000 or more, excluding brokered deposits, at December 31, 2012 is as follows:

Three months or less	$5,969,070
Over three through six months	2,104,730
Over six through twelve months	11,683,323
Over twelve months	4,012,224
Total	$23,769,347

Short-Term Borrowings

At December 31, 2012, 2011, and 2010, respectively, the Bank had sold $108,680, $107,777, and 65,479 of securities under agreements to repurchase with brokers with a weighted rate of 0.10%, 0.30%, and 0.50%, respectively that mature in less than 90 days. These agreements were secured with approximately $235,000, $194,000, and $186,000 of investment securities, respectively. The securities, under agreements to repurchase, averaged $118,430 during 2012, with $218,426 being the maximum amount outstanding at any month-end. The average rate paid in 2012 was 0.34%. The securities, under agreements to repurchase, averaged $114,735 during 2011, with $218,426 being the maximum amount outstanding at any month-end. The average rate paid in 2011 was 0.55%. The securities, under agreements to repurchase, averaged $117,455 during 2010, with $188,826 being the maximum amount outstanding at any month-end. The average rate paid in 2010 was 0.75%.

At December 31, 2012, the Bank had an unused line of credit to purchase federal funds of $2.0 million that is secured by investment securities even though it has not been utilized. The line of credit is available on a one to fourteen day basis for general corporate purposes of the Bank. The lender has reserved the right to withdraw the line at its option. At December 31, 2012, the Bank had pledged $10.1 million in loans to the Federal Reserve Bank’s Borrower-in-Custody of Collateral program. Our available credit under this line was approximately $7.5 million as of December 31, 2012.

Federal Home Loan Bank Advances

At December 31, 2012, 2011 and 2010, the Bank had $7.0 million of advances from the FHLB, with a weighted average rate of 1.67% for 2012 and 2.98% for 2011 and 2010. The Bank utilizes FHLB advances as a long-term source of funding. Advances outstanding as of December 31, 2012 and 2011 were secured with approximately $45.5 million and $50.0 million, respectively, of first and second mortgage loans and $483,500 and $646,800, respectively, of stock in the FHLB. FHLB advances averaged $7.0 million during 2012 and 2011, with $7.0 million being the maximum amount outstanding at any month-end. FHLB advances averaged $9.9 million during 2010, with $14.0 million being the maximum amount outstanding at any month-end. The average rate paid in 2012, 2011, and 2010 was 2.70%, 3.02% and 3.81%, respectively.

Capital Resources

Total shareholders’ equity was $20.6 million at December 31, 2012, an increase of $12.1 million, or 143.9%, from $8.4 million at December 31, 2011. Shareholders’ equity increased during 2012 primarily due to the issuance of common stock and paid-in-capital from the private placement offering with funds of $12.6 million, net of offering costs, partially offset by a decrease in the unrealized gain on investment securities and the recognition of a net loss of $613,036. The additional capital raised through the private placement was a recapitalization and did not cause an “ownership change” within the meaning of Section 382.

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

On November 14, 2011, the Bank entered into the Consent Order with its primary regulator, the OCC, which contains a requirement that the Bank maintain minimum capital requirements that exceed the minimum regulatory capital ratios for “well-capitalized” banks. The Consent Order requires the Bank to achieve Tier 1 capital at least equal to 9% of adjusted total assets, Tier 1 risk based capital at least equal to 10%, and total risk based capital at least equal to 12% of risk-weighted assets by March 31, 2012. With funds from the Private Placement, the Company was able to make a capital contribution of $2.25 million to the Bank. As a result, the Bank’s capital levels are now above the minimum amounts specified in the Consent Order. However, as long as the Consent Order remains in place, the Bank will not be deemed “well capitalized” regardless of its capital levels. See additional discussion above under “Supervision and Regulation.”

The following table sets forth the Bank’s and the Company’s various capital ratios at December 31, 2012, 2011, and 2010.

	Bank			Holding Company
	2012	2011	2010	2012	2011	2010
Total risk-based capital	13.8%	10.7%	11.5%	26.5%	10.8%	11.5%
Tier 1 risk-based capital	12.5%	9.5%	10.2%	25.3%	9.5%	10.3%
Leverage capital	9.1%	7.3%	8.4%	18.4%	7.3%	8.4%

Since December 31, 2012, no conditions or events have occurred, of which we are aware, that have resulted in a material change in the Company’s or the Bank’s category, other than as reported in this Annual Report on Form 10-K. As of December 31, 2012, there were no significant firm commitments outstanding for capital expenditures. We believe that our capital is sufficient to fund the activities of our Bank’s operations for at least the next twelve months.

As noted above, in December 2010, the Basel Committee adopted the Basel III capital rules, which set new capital requirements for banking organizations. On June 7, 2012, the Federal Reserve requested comment on three proposed rules that, taken together, would establish an integrated regulatory capital framework implementing the Basel III regulatory capital reforms in the United States. As proposed, the U.S. implementation of Basel III would lead to significantly higher capital requirements and more restrictive leverage and liquidity ratios than those currently in place. The proposed rules indicated that the final rule would become effective on January 1, 2013, and the changes set forth in the final rules will be phased in from January 1, 2013 through January 1, 2019. However, due to the volume of public comments received, the final rule did not go into effect on January 1, 2013. The ultimate impact of the U.S. implementation of the new capital and liquidity standards on the company and the bank is currently being reviewed and is dependent upon the terms of the final regulations, which may differ from the proposed regulations. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact our net income and return on equity.

Return on Equity and Assets

The following table shows the return on average assets (net income (loss) divided by average total assets), return on average equity (net income (loss) divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the years ended December 31, 2012, 2011 and 2010. Since our inception, we have not paid cash dividends.

	2012	2011	2010
Return on average assets	(0.55)%	(1.78)%	(4.84)%
Return on average equity	(7.13)%	(22.13)%	(43.13)%
Equity to assets ratio	7.71%	8.03%	11.22%

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend to a client as long as the client has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2012 unfunded commitments to extend credit were $7.4 million, of which approximately $255,000 is at fixed rates and $7.1 million is at variable rates. A significant portion of the unfunded commitments related to consumer equity lines of credit and commercial lines of credit. Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

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

Approximately 66% of our loans were variable rate loans at December 31, 2012, a slight decrease from 68% at December 31, 2011. As of December 31, 2012, our ratio of cumulative gap to total earning assets after 12 months but within five years was (30.42%) because in a rate change scenario, $29.9 million more liabilities would reprice in a 12 month period than assets. However, our gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

Interest rate risk is the Company’s primary market risk exposure. As part of interest rate risk management, the Company may enter into swap agreements to provide protection from rising rates and the impact on the current gap. Currently, the Company’s exposure to market risk is reviewed on a regular basis by management, and at the Bank level, the asset/liability management committee.

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

At December 31, 2012, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $22.6 million, or 18.1% of total assets, a significant increase from our cash liquidity ratio of 13.5% as of December 31, 2011. During 2012, loan payoffs of $5.4 million and were used with growth in retail deposits to pay off maturating brokered deposits of $7.9 million and increase the investment securities portfolio by $12.6 million. We carefully focused on liquidity management during 2011 and 2012. As brokered deposits and advances have matured in 2012, we have not replaced these funds with wholesale funding as we have sought to reduce our reliance on brokered time deposits and other noncore funding sources. We have one remaining brokered deposit of $1,594,000 that is scheduled to mature by March 31, 2014.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits within our market. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. Our investment securities available for sale at December 31, 2012 amounted to $25.5 million, or 20.4% of total assets. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. At December 31, 2012, $5.3 million of our investment portfolio was pledged against outstanding debt. Therefore, the related debt would need to be repaid prior to the securities being sold and converted to cash.

We are a member of the Federal Home Loan Bank of Atlanta (“FHLB”), from which applications for borrowings can be made for leverage purposes. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. At December 31, 2012, we had collateral that would support approximately $4.1 million in additional borrowings. Like all banks, we are subject to the FHLB’s credit risk rating policy which assigns member institutions a rating which is reviewed quarterly. The rating system utilizes key factors such as loan quality, capital, liquidity, profitability, etc. During the fourth quarter of 2010, the FHLB downgraded our credit risk rating, which resulted in decreased borrowing availability (total line reduced to 15% of total assets from 20% of total assets) and increased collateral requirements (moved to 125% of borrowings from 115%). Our ability to access our available borrowing capacity from the FHLB in the future is subject to our rating and any subsequent changes based on our financial performance as compared to factors considered by the FHLB in their assignment of our credit risk rating each quarter.

At December 31, 2012, the Bank had pledged $10.1 million in loans to the Federal Reserve Bank’s Borrower-in-Custody of Collateral program. Our available credit under this line was approximately $7.5 million as of December 31, 2012. We also have federal funds purchased lines of credit through a correspondent bank for $2.0 million that is secured by investment securities even though it has not been utilized. The Federal Reserve Bank as well as our correspondent banks review our financial results and could limit our credit availability based on their review.

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

The following table sets forth information regarding our rate sensitivity, as of December 31, 2012, at each of the time intervals. The information in the table may not be indicative of our rate sensitivity position at other points in time. In addition, the maturity distribution indicated in the table may differ from the contractual maturities of the earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

	Within three months	After three but within twelve months	After one but within five years	After five years	Total
Interest-earning assets:
Federal funds sold and other	$2,500,000	$—	$—	$—	$2,500,000
Investment securities	—	—	1,001,783	24,482,332	25,484,115
Loans	9,070,316	16,850,043	35,625,281	8,938,205	70,483,845
Total interest-earning assets	$11,570,316	$16,850,043	$36,627,064	$33,420,537	$98,467,960
Interest-bearing liabilities:
Money market and NOW	$48,850,482	$—	$—	$—	$48,850,482
Regular savings	603,588	—	—	—	603,588
Time deposits	8,158,364	22,404,660	6,282,423	—	36,845,447
Brokered time deposits	—	—	1,594,000	—	1,594,000
FHLB advances	—	—	7,000,000	—	7,000,000
Repurchase agreements	108,680	—	—	—	108,680
Total interest-bearing liabilities	$57,721,114	$22,404,660	$14,876,423	$—	$95,002,197
Period gap	$(46,150,798)	$(5,554,617)	$21,750,638	$33,420,537
Cumulative gap	(46,150,798)	(51,705,415)	(29,954,777)	3,465,760
Ratio of cumulative gap to total earning assets	(46.87)%	(52.51)%	(30.42)%	3.52%

Accounting, Reporting, and Regulatory Matters

The following is a summary of recent authoritative pronouncements that may affect our accounting, reporting, and disclosure of financial information:

In April 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-02 Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“ASU 2011-02”) to assist creditors with their determination of when a restructuring is a troubled debt restructuring. The guidance was effective for the Company beginning January 1, 2012 and did not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2011, the FASB issued ASU 2011-03 Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements (“ASU 2011-03”) to amend the criteria used to determine effective control of transferred assets in the Transfers and Servicing topic of the Accounting Standards Codification. The requirement for the transferor to have the ability to repurchase or redeem the financial assets on substantially the same terms and the collateral maintenance implementation guidance related to that criterion were removed from the assessment of effective control. The other criteria to assess effective control were not changed. The amendments were effective for the Company beginning January 1, 2012 and had no impact on the Company’s financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU 2011-04 Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”) to amend the Fair Value Measurement topic of the Accounting Standards Codification by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. The amendments were effective for the Company beginning January 1, 2012 and did not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU 2011-05 Presentation of Comprehensive Income (“ASU 2011-05”). This standard eliminated the current option to report other comprehensive income and its components in the statement of changes in shareholders’ equity and was intended to enhance comparability between entities that report under GAAP and those that report under International Financial Reporting Standards and to provide a more consistent method of presenting non-owner transactions that impact an entity’s equity. ASU 2011-05 requirements were effective for the Company beginning January 1, 2012 and for interim and annual periods thereafter. In December 2011, the FASB issued ASU 2011-12 Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”) which deferred the effective date of the requirement under ASU 2011-05 to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income. The adoption of the requirements of ASU 2011-05 not deferred by ASU 2011-12 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2011, the FASB issued ASU 2011-11 Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”) to enhance disclosures about financial instruments and derivative instruments that are subject to offsetting (“netting”) in balance sheets whether the statements are prepared using U.S. GAAP or International Financial Reporting Standards. ASU 2011-11 requires disclosure of both gross information and net information about instruments and transactions eligible for offset or subject to an agreement similar to a master netting agreement. In addition to the quantitative disclosures, reporting entities also are required to provide a description of rights of setoff associated with recognized assets and recognized liabilities subject to enforceable master netting arrangements or similar agreements. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. The required disclosures are required to be provided retrospectively for all comparative periods presented. The Company is evaluating the impact that the adoption of ASU 2011-11 will have on its financial position, results of operations and cash flows.

In January 2013, the FASB issued ASU 2013-01 Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”) to address implementation issues regarding the scope of ASU No. 2011-11 related to disclosures about offsetting assets and liabilities. The amendments clarify that the ASU only applies to certain derivatives accounted for in accordance with the Derivatives and Hedging topic of ASC 2011-11 including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. The amendments are effective for reporting periods beginning on or after January 1, 2013. The Company does not expect these amendments to have a material impact on its financial position, results of operations and cash flows.

In February 2013, the FASB issued ASU 2013-02 Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income (“ASU 2013-02”) to address the reporting of amounts reclassified out of accumulated other comprehensive income. Specifically, the amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, in certain circumstances an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amendments will be effective for the Company on a prospective basis for reporting periods beginning after December 15, 2012. The Company does not expect these amendments to have a material impact on its financial position, results of operations and cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Independence Bancshares, Inc.
Greenville, South Carolina

We have audited the accompanying consolidated balance sheets of Independence Bancshares, Inc. and subsidiary (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independence Bancshares, Inc. and subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Elliott Davis, LLC

Greenville, South Carolina
March 27, 2013

INDEPENDENCE BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
Assets
Cash and due from banks	$20,138,500	$5,651,491
Federal funds sold	2,500,000	9,550,000
Investment securities available for sale	25,484,115	12,621,404
Non-marketable equity securities	735,300	918,350
Loans, net of an allowance for loan losses of $1,858,416 and $2,110,523, respectively	68,523,330	74,778,838
Accrued interest receivable	361,777	296,679
Property and equipment, net	2,189,600	2,341,739
Other real estate owned and repossessed assets	4,468,294	5,389,501
Other assets	483,470	757,151
Total assets	$124,884,386	$112,305,153

Liabilities
Deposits:
Non-interest bearing	$8,510,872	$7,003,423
Interest bearing	87,893,516	89,564,721
Total deposits	96,404,388	96,568,144

Federal Home Loan Bank advances	7,000,000	7,000,000
Securities sold under agreements to repurchase	108,680	107,777
Accrued interest payable	35,913	56,986
Accounts payable and accrued expenses	775,899	143,573
Total liabilities	104,324,880	103,876,480
Commitments and contingencies — notes 12 and 13

Shareholders’ equity
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued	—	—
Common stock, par value $.01 per share; 100,000,000 shares authorized; 19,733,760 and 2,085,010 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	197,338	20,850
Additional paid-in capital	33,745,883	21,102,085
Accumulated other comprehensive income	8,033	84,450
Accumulated deficit	(13,391,748)	(12,778,712)
Total shareholders’ equity	20,559,506	8,428,673
Total liabilities and shareholders’ equity	$124,884,386	$112,305,153

See notes to consolidated financial statements that are an integral part of these consolidated statements.

INDEPENDENCE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2012	2011
Interest income
Loans	$3,798,694	$4,422,505
Investment securities	398,368	271,708
Federal funds sold and other	46,093	47,463
Total interest income	4,243,155	4,741,676
Interest expense
Deposits	777,591	1,299,905
Borrowings	189,198	212,103
Total interest expense	966,789	1,512,008
Net interest income	3,276,366	3,229,668
Provision for loan losses	(22,000)	730,000
Net interest income after provision for loan losses	3,298,366	2,499,668
Non-interest income
Service fees on deposit accounts	40,657	49,080
Residential loan origination fees	169,812	79,607
Gain on sale of investment securities	225,086	32,515
Other income	30,718	56,343
Total non-interest income	466,273	217,545
Non-interest expenses
Compensation and benefits	2,006,078	1,700,040
Real estate owned activity	43,272	596,319
Occupancy and equipment	522,932	571,351
Insurance	455,174	431,737
Data processing and related costs	333,334	300,785
Professional fees	719,276	859,880
Marketing	83,480	83,127
Telephone and supplies	61,869	64,504
Other	152,260	188,466
Total non-interest expenses	4,377,675	4,796,209
Loss before income tax expense	(613,036)	(2,078,996)
Income tax expense	—	—
Net loss	$(613,036)	$(2,078,996)
Other comprehensive income, net of tax
Unrealized gain on investment securities available for sale, net of tax	12,172	71,186
Reclassification adjustment included in net income, net of tax	(88,589)	(21,461)
Other comprehensive income (loss)	(76,417)	49,725
Total comprehensive loss	$(689,453)	$(2,029,271)
Loss per common share — basic and diluted	$(0.29)	$(1.00)
Weighted average common shares outstanding — basic and diluted	2,133,231	2,085,010

See notes to consolidated financial statements that are an integral part of these consolidated statements.

INDEPENDENCE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2012 AND 2011

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total shareholders’ equity
December 31, 2010	2,085,010	$20,850	$21,095,485	$34,725	$(10,699,716)	$10,451,344
Compensation expense related to stock options granted	—	—	6,600	—	—	6,600
Net loss	—	—	—	—	(2,078,996)	(2,078,996)
Other comprehensive income	—	—	—	49,725	—	49,725
December 31, 2011	2,085,010	$20,850	$21,102,085	$84,450	$(12,778,712)	$8,428,673
Compensation expense related to stock options granted	—	—	168,750	—	—	168,750
Issuance of stock — capital raise, net of expenses	17,648,750	176,488	12,475,048			12,651,536
Net loss	—	—	—	—	(613,036)	(613,036)
Other comprehensive income	—	—	—	(76,417)	—	(76,417)
December 31, 2012	19,733,760	$197,338	$33,745,883	$8,033	$(13,391,748)	$20,559,506

See notes to consolidated financial statements that are an integral part of these consolidated statements.

INDEPENDENCE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011
Operating activities
Net loss	$(613,036)	$(2,078,996)
Adjustments to reconcile net loss to cash used in operating activities:
Provision for loan losses	(22,000)	730,000
Depreciation	156,952	196,992
Amortization of investment securities discounts/premiums, net	216,367	34,136
Compensation expense related to stock options granted	168,750	6,600
Gain on sale of investment securities	(225,086)	(32,515)
Net changes in fair value and losses on other real estate owned and repossessed assets	(145,771)	252,818
Increase in other assets, net	247,949	383,559
Increase (decrease) in other liabilities, net	143,753	(38,533)
Net cash used in operating activities	(72,122)	(545,939)
Investing activities
Repayments of loans, net	4,799,278	10,518,385
Purchase of investment securities available for sale	(25,571,647)	(9,678,729)
Maturities and sales of investment securities available for sale	10,477,874	6,524,374
Repayments of investment securities available for sale	2,123,998	1,259,404
Redemption of non-marketable equity securities	183,050	482,000
Purchase of property and equipment	(4,813)	(16,657)
Sale of other real estate owned and repossessed assets	2,545,208	3,435,778
Net cash (used in) provided by investing activities	(5,447,052)	12,524,555
Financing activities
Decrease in deposits, net	(163,756)	(7,512,525)
Increase in short-term borrowings	903	42,298
Increase in other liabilities, capital raise	467,500	—
Paid in capital and common stock from capital raise	12,651,536	—
Net cash provided by (used in) financing activities	12,956,183	(7,470,227)
Net increase in cash and cash equivalents	7,437,009	4,508,389
Cash and cash equivalents at beginning of the year	15,201,491	10,693,102
Cash and cash equivalents at end of the year	$22,638,500	$15,201,491
Supplemental information
Cash paid for
Interest	$987,863	$1,524,495
Schedule of non-cash transactions
(Decrease) increase in unrealized gain on securities, net of tax	$(76,417)	$49,725
Loans transferred to other real estate owned and repossessed assets	$1,478,230	$5,375,526
Premises transferred to other real estate owned (held for sale)	$—	$1,165,312

See notes to consolidated financial statements that are an integral part of these consolidated statements.

INDEPENDENCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

Independence Bancshares, Inc. (the “Company”) is a South Carolina corporation organized to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956 and the South Carolina Bank Holding Company Act, and to own and control all of the capital stock of Independence National Bank (the “Bank”). The Bank is a national association organized under the laws of the United States to conduct general banking business in Greenville, South Carolina. On May 31, 2005, the Company sold 2,085,010 shares of its common stock in its initial public offering. All shares were sold at $10.00 per share. The offering raised approximately $20.5 million, net of offering costs. On December 31, 2012, the Company sold 17,648,750 shares of its common stock to certain accredited investors in the Private Placement. All shares were sold at $0.80 per share. The Bank operates three full service branch offices in Greenville, South Carolina.

The following is a description of the significant accounting and reporting policies that the Company follows in preparing and presenting consolidated financial statements.

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

Reclassifications

Certain amounts have been reclassified to state all periods on a comparable basis. Reclassifications had no effect on previously reported shareholders’ equity or net loss.

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

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

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

Regulatory Considerations

On November 14, 2011, the Bank entered into the Consent Order with its primary regulator, the OCC which contains a requirement that the Bank maintain minimum capital ratios that exceed the minimum regulatory capital ratios for “well-capitalized” banks. The Consent Order requires the Bank to achieve Tier 1 capital of at least equal to 9% of adjusted total assets, Tier 1 risk based capital of at least equal to 10%, and total risk based capital of at least equal to 12% of risk-weighted assets by March 31, 2012. With funds from the Private Placement, the Company made a capital contribution of $2.25 million to the Bank on December, 31, 2012. As a result, the Bank’s capital levels are now above the minimum amounts specified in the Consent Order. However, as we are still subject to the Consent Order, the OCC has the authority to subject us to further enforcement remedies, including civil money penalties or other sanctions the OCC considers appropriate. Further, as long as the Consent Order remains in place, the Bank will not be deemed “well capitalized” regardless of its capital levels.

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

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

Cash and Cash Equivalents, continued

At December 31, 2012 and 2011, the Company had restricted cash totaling $2,000 with the Federal Home Loan Bank of Atlanta (“FHLB”). Also at December 31, 2012, the Company had restricted cash totaling $500,000 with Pacific Coast Bankers Bank, the Company’s primary correspondent bank. The Company places its deposits and correspondent accounts with and sells its federal funds to high quality institutions. Management believes credit risk associated with correspondent accounts is not significant.

Investment Securities

Investment securities are accounted for in accordance with FASB ASC Topic 320, “Investments—Debt and Equity Securities.” Management classifies securities at the time of purchase into one of three categories as follows: (1) Securities Held to Maturity: securities which the Company has the positive intent and ability to hold to maturity, which are reported at amortized cost; (2) Trading Securities: securities that are bought and held principally for the purpose of selling them in the near future, which are reported at fair value with unrealized gains and losses included in earnings; and (3) Securities Available for Sale: securities that may be sold under certain conditions, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity as accumulated other comprehensive income. The amortization of premiums and accretion of discounts on investment securities are recorded as adjustments to interest income. Gains or losses on sales of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. Unrealized losses on securities, reflecting a decline in value or impairment judged by the Company to be other-than-temporary, are charged to earnings in the consolidated statements of operations.

Non-Marketable Equity Securities

The Bank, as a member of the Federal Reserve Bank (“FRB”) and the FHLB, is required to own capital stock in these organizations. The amount of FRB stock owned is based on the Bank’s capital levels and totaled $251,800 and $271,550 at December 31, 2012 and 2011, respectively. The amount of FHLB stock owned is determined based on the Bank’s balances of residential mortgages and advances from the FHLB and totaled $483,500 and $646,800 at December 31, 2012 and 2011, respectively. No ready market exists for these stocks, and they have no quoted market value. However, redemption of these stocks has historically been at par value. Accordingly, the carrying amounts are deemed to be a reasonable estimate of fair value.

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

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

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

The Company identifies impaired loans through its internal loan review process. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Loans on the Company’s problem loan watch list are considered potentially impaired loans. Generally, once loans are considered impaired, they are moved to nonaccrual status and recognition of interest income is discontinued. Impairment is measured on a loan-by-loan basis based on the determination of the most probable source of repayment which is usually liquidation of the underlying collateral, but may also include discounted future cash flows, or in rare cases, the market value of the loan itself.

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

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

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

Other Real Estate Owned and Repossessed Assets

Real estate and other property acquired in settlement of loans, is recorded at the lower of cost or fair value less estimated selling costs, establishing a new cost basis at the time of acquisition. Fair value of such property is reviewed regularly and write-downs are recorded when it is determined that the carrying value of the property exceeds the fair value less estimated costs to sell. Write-downs resulting from the periodic reevaluation of such properties, costs related to holding such properties, and gains and losses on the sale of foreclosed properties are charged against income. Costs relating to the development and improvement of such properties are capitalized.

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

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

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

Net Loss per Share

Basic loss per share represents net loss divided by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method. For the years ended December 31, 2012 and 2011 as a result of the Company’s net loss, all of the potential common shares (473,505 and 112,505 stock options, respectively, and 337,500 and 337,500 warrants, respectively) were considered anti-dilutive.

Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that may affect our accounting, reporting, and disclosure of financial information:

In April 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-02 Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“ASU 2011-02”) to assist creditors with their determination of when a restructuring is a troubled debt restructuring. The guidance was effective for the Company beginning January 1, 2012 and did not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2011, the FASB issued ASU 2011-03 Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements (“ASU 2011-03”) to amend the criteria used to determine effective control of transferred assets in the Transfers and Servicing topic of the Accounting Standards Codification. The requirement for the transferor to have the ability to repurchase or redeem the financial assets on substantially the same terms and the collateral maintenance implementation guidance related to that criterion were removed from the assessment of effective control. The other criteria to assess effective control were not changed. The amendments were effective for the Company beginning January 1, 2012 and had no impact on the Company’s financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU 2011-04 Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”) to amend the Fair Value Measurement topic of the Accounting Standards Codification by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

Recently Issued Accounting Pronouncements, continued

principles or requirements for measuring fair value or for disclosing information about fair value measurements. The amendments were effective for the Company beginning January 1, 2012 and did not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU 2011-05 Presentation of Comprehensive Income (“ASU 2011-05”). This standard eliminated the current option to report other comprehensive income and its components in the statement of changes in shareholders’ equity and was intended to enhance comparability between entities that report under GAAP and those that report under International Financial Reporting Standards and to provide a more consistent method of presenting non-owner transactions that impact an entity’s equity. ASU 2011-05 requirements were effective for the Company beginning January 1, 2012 and for interim and annual periods thereafter. In December 2011, the FASB issued ASU 2011-12 Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”) which deferred the effective date of the requirement under ASU 2011-05 to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income. The adoption of the requirements of ASU 2011-05 not deferred by ASU 2011-12 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2013, the FASB issued ASU 2013-02 Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income (“ASU 2013-02”) to address the reporting of amounts reclassified out of accumulated other comprehensive income. Specifically, the amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, in certain circumstances an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amendments will be effective for the Company on a prospective basis for reporting periods beginning after December 15, 2012. The Company does not expect these amendments to have a material impact on its financial position, results of operations and cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2 — INVESTMENT SECURITIES

The amortized costs and fair values of investment securities available for sale are as follows:

	December 31, 2012
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Government-sponsored enterprises	$1,000,000	$1,783	$—	$1,001,783
Government-sponsored mortgage-backed	13,970,527	94,008	(121,417)	13,943,118
Municipals, tax-exempt	9,168,199	75,608	(68,218)	9,175,589
Municipals, taxable	1,333,217	30,443	(35)	1,363,625
Total investment securities	$25,471,943	$201,842	$(189,670)	$25,484,115

NOTE 2 — INVESTMENT SECURITIES, Continued

	December 31, 2011
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Government-sponsored enterprises	$2,000,000	$879	$—	$2,000,879
Government-sponsored mortgage-backed	7,086,422	151,018	—	7,237,440
Municipals, taxable	3,407,028	28,588	(52,531)	3,383,085
Total investment securities	$12,493,450	$180,485	$(52,531)	$12,621,404

At December 31, 2012, investment securities with a fair value of $13.2 million and unrealized losses of $189,670 had been in a continuous loss position for less than twelve months. At December 31, 2012, all remaining investment securities were in an unrealized gain position. The Company believes, based on industry analyst reports and credit ratings that the deterioration in the fair value of these investment securities available for sale is attributed to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. The Company has the ability and intent to hold these securities until such time as the values recover or the securities mature. At December 31, 2011, investment securities with a fair value of $2.2 million and unrealized losses of $52,531 had been in a continuous loss position for less than twelve months. At December 31, 2011, all remaining investment securities were in an unrealized gain position.

The amortized costs and fair values of investment securities available for sale at December 31, 2012, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers have the right to prepay the obligations.

	December 31, 2012
	Amortized Cost	Fair Value
Due within one year	$—	$—
Due after one through three years	1,000,000	1,001,783
Due after three through five years	—	—
Due after five through ten years	2,555,942	2,528,187
Due after ten years	21,916,001	21,954,145
Total investment securities	$25,471,943	$25,484,115

During 2012, the Company received proceeds from sales of securities of $7.5 million for a total gain of $225,086. The Company received proceeds from sales of securities of $524,374 for a total gain of $32,515 during 2011. At December 31, 2012, $5.3 million in securities were pledged as collateral for repurchase agreements, a credit line and public deposits.

The Company’s investment portfolio consists principally of obligations of the United States of America, its agencies or enterprises it sponsors. In the opinion of management, there is no concentration of credit risk in its investment portfolio.

NOTE 3 — LOANS

The composition of net loans by major category is as follows:

	December 31,
	2012	2011
Real estate:
Commercial	$24,845,155	$27,608,938
Construction and development	12,299,452	13,073,899
Single and multifamily residential	21,294,926	23,360,151
Total real estate loans	58,439,533	64,042,988
Commercial business	10,915,768	11,346,361
Consumer	1,128,544	1,574,865
Deferred origination fees, net	(102,099)	(74,853)
Gross loans, net of deferred fees	70,381,746	76,889,361
Less allowance for loan losses	(1,858,416)	(2,110,523)
Loans, net	$68,523,330	$74,778,838

The Company, through the Bank, makes loans to individuals and small- to mid-sized businesses for various personal and commercial purposes primarily in Greenville County, South Carolina. Credit concentrations can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, certain loan products, or certain regions of the country. Credit risk associated with these concentrations could arise when a significant amount of loans, related by similar characteristics, are simultaneously impacted by changes in economic or other conditions that cause their probability of repayment to be adversely affected. The Company regularly monitors its credit concentrations. The Company does not have a significant concentration to any individual client. The major concentrations of credit arise by collateral type. As of December 31, 2012, management has determined that the Company has a concentration in commercial real estate loans, including construction and development loans. At December 31, 2012, the Company had $37.1 million in commercial real estate loans, representing 52.8% of gross loans. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened portfolio monitoring and reporting, and strong underwriting criteria with respect to its commercial real estate portfolio.

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

The composition of gross loans, before the deduction for deferred origination fees, by rate type is as follows:

December 31, 2012
Variable rate loans	$46,854,986
Fixed rate loans	23,628,859
$70,483,845

NOTE 3 — LOANS, Continued

Directors, executive officers and associates of such persons are customers of and have transactions with the Bank in the ordinary course of business. Included in such transactions are outstanding loans and commitments, all of which were made under substantially the same credit terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectability. The aggregate dollar amount of these outstanding loans was $4.0 million and $4.9 million at December 31, 2012 and 2011, respectively. During 2012, there were no new loans and advances on these lines of credit and repayments were approximately $1.1 million. At December 31, 2012, there were commitments to extend additional credit to related parties in the amount of approximately $236,000.

The Bank has a line of credit with the FHLB to borrow funds, subject to the pledge of qualified collateral. Acceptable collateral includes certain types of commercial real estate, consumer residential and home equity loans. At December 31, 2012, approximately $45.5 million of first and second mortgage loans, commercial loans and home equity lines of credit were specifically pledged to the FHLB, resulting in $11.1 million in lendable collateral. At December 31, 2012, the Bank had also pledged $10.1 million of commercial loans to the FRB’s Borrower-in-Custody of Collateral program, resulting in $8.1 million in lendable collateral. The Bank had $7.0 million in outstanding advances from the FHLB as of December 31, 2012 and no outstanding borrowings from the FRB.

Credit Quality

The following table summarizes delinquencies and nonaccruals, by portfolio class, as of December 31, 2012 and 2011.

	Single and multifamily residential real estate	Construction and development	Commercial real estate — other	Commercial business	Consumer	Total
December 31, 2012
30–59 days past due	$46,178	$—	$—	$—	$9,316	$55,494
60–89 days past due	—	—	—	—	1,541	1,541
Nonaccrual	719,260	3,710,587	331,000	—	—	4,760,847
Total past due and nonaccrual	765,438	3,710,587	331,000	—	10,857	4,817,882
Total debt restructurings	1,175,843	—	1,314,205	—	—	2,490,048
Current	19,353,645	8,588,865	23,199,950	10,915,768	1,117,687	63,175,915
Total loans	$21,294,926	$12,299,452	$24,845,155	$10,915,768	$1,128,544	$70,483,845

December 31, 2011
30–59 days past due	$760,086	$516,483	$—	$66,500	$—	$1,343,069
60–89 days past due	—	—	—	—	14,358	14,358
Nonaccrual	1,558,914	3,128,943	354,990	—	—	5,042,847
Total past due and nonaccrual	2,319,000	3,645,426	354,990	66,500	14,358	6,400,274
Total debt restructurings	1,348,775	—	—	—	—	1,348,775
Current	19,692,376	9,428,473	27,253,948	11,279,861	1,560,507	69,215,165
Total loans	$23,360,151	$13,073,899	$27,608,938	$11,346,361	$1,574,865	$76,964,214

At December 31, 2012 and 2011, there were nonaccrual loans of $4.8 million and $5.0 million, respectively, included in the above loan balances. Foregone interest income related to nonaccrual loans equaled $364,856 and $511,224 for the years ended December 31, 2012 and 2011, respectively. No interest income was recognized on nonaccrual loans during 2012 and 2011. At both December 31, 2012 and 2011, there were no accruing loans which were contractually past due 90 days or more as to principal or interest payments.

NOTE 3 — LOANS, Continued

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

The following table summarizes management’s internal credit risk grades, by portfolio class, as of December 31, 2012 and 2011.

	Single and multifamily residential real estate	Construction and development	Commercial real estate — other	Commercial business	Consumer	Total
December 31, 2012
Pass Loans (Consumer)	$11,422,022	$696,905	$139,012	$113,288	$1,128,544	$13,499,771
Grade 1 — Prime	—	—	—	308,750	—	308,750
Grade 2 — Good	—	—	230,280	107,938	—	338,218
Grade 3 — Acceptable	2,117,292	348,161	10,556,916	1,989,425	—	15,011,794
Grade 4 — Acceptable w/Care	4,659,260	6,027,262	12,273,743	8,333,192	—	31,293,457
Grade 5 — Special Mention	1,061,367	95,941	—	63,175	—	1,220,483
Grade 6 — Substandard	2,034,985	5,131,183	1,645,204	—	—	8,811,372
Grade 7 — Doubtful	—	—	—	—	—	—
Total loans	$21,294,926	$12,299,452	$24,845,155	$10,915,768	$1,128,544	$70,483,845

	Single and multifamily residential real estate	Construction and development	Commercial real estate — other	Commercial business	Consumer	Total
December 31, 2011
Pass Loans (Consumer)	$13,448,213	$668,187	$38,122	$—	$1,499,204	$15,653,726
Grade 1 — Prime	—	—	—	308,750	—	308,750
Grade 2 — Good		—	1,303,456	131,153	—	1,434,609
Grade 3 — Acceptable	1,982,863	393,526	11,335,186	4,927,092	—	18,638,667
Grade 4 — Acceptable w/Care	5,214,948	5,094,973	12,431,878	5,912,866	—	28,654,665
Grade 5 — Special Mention	1,108,603	103,036	317,477	66,500	—	1,595,616
Grade 6 — Substandard	1,605,524	6,814,177	2,182,819	—	75,661	10,678,181
Grade 7 — Doubtful	—	—	—	—	—	—
Total loans	$23,360,151	$13,073,899	$27,608,938	$11,346,361	$1,574,865	$76,964,214

Loans graded one through four are considered “pass” credits. Consumer loans are assigned a “pass” credit rating unless something within the loan warrants a specific classification grade. At December 31, 2012, approximately 86% of the loan portfolio had a credit grade of “pass” compared to 84% at December 31, 2011. For loans to qualify for this grade, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment. Loans totaling $1.2 million and $1.6 million, respectively, were classified as special mention at December 31, 2012 and 2011. This classification is utilized when an initial concern is identified about the financial health of a borrower. Loans are designated as such in order to be monitored more closely than other credits in the loan portfolio. At December 31, 2012 and 2011, substandard loans totaled $8.8 million and $10.7 million, respectively, with the vast majority of these loans being collateralized by real estate. Substandard credits are evaluated for impairment on a quarterly basis.

NOTE 3 — LOANS, Continued

The following table summarizes information relative to impaired loans, by portfolio class, at December 31, 2012 and 2011.

	Unpaid principal balance	Recorded investment	Related allowance	Average impaired investment	Interest income
December 31, 2012
With no related allowance recorded:
Single and multifamily residential real estate	$91,859	$91,859	$—	$91,342	$5,405
Construction and development	2,478,357	2,315,396	—	2,233,267	108,322
Commercial real estate — other	1,314,205	1,314,205	—	1,277,725	72,967
Commercial business	—	—	—	—	—
Consumer	—	—	—	—	—
With related allowance recorded:
Single and multifamily residential real estate	2,029,076	1,943,127	159,979	1,466,570	—
Construction and development	3,596,136	2,498,606	248,417	3,359,431	58,301
Commercial real estate — other	331,000	331,000	34,000	318,679	—
Commercial business	—	—	—	—	—
Consumer	—	—	—	—	—
Total:
Single and multifamily residential real estate	2,120,935	2,034,986	159,979	1,557,912	5,405
Construction and development	6,074,493	4,814,002	248,417	5,592,698	166,623
Commercial real estate — other	1,645,205	1,645,205	34,000	1,596,404	72,967
Commercial business	—	—	—	—	—
Consumer	—	—	—	—	—
	$9,840,633	$8,494,193	$442,396	$8,747,014	$244,995

	Unpaid principal balance	Recorded investment	Related allowance	Average impaired investment	Interest income
December 31, 2011
With no related allowance recorded:
Single and multifamily residential real estate	$91,195	$91,195	$—	$106,348	$—
Construction and development	2,215,234	2,215,234	—	1,910,774	75,449
Commercial real estate — other	404,502	354,990	—	780,124	—
Commercial business	—	—	—	18,453	—
With related allowance recorded:
Single and multifamily residential real estate	1,600,279	1,514,330	141,830	2,001,323	—
Construction and development	6,038,519	4,598,943	383,421	6,078,709	100,694
Commercial real estate — other	—	—	—	404,916	9,907
Commercial business	—	—	—	18,453	—
Consumer	75,661	75,661	38,424	15,132	—
Total:
Single and multifamily residential real estate	1,691,474	1,605,525	141,830	2,107,671	—
Construction and development	8,253,753	6,814,177	383,421	7,989,483	176,143
Commercial real estate — other	404,502	354,990	—	1,185,040	9,907
Commercial business	—	—	—	36,906	—
Consumer	75,661	75,661	38,424	15,132	—
	$10,425,390	$8,850,353	$563,675	$11,334,232	$186,050

NOTE 3 — LOANS, Continued

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

As a result of adopting the amendments in ASU 2011-02, we reassessed all restructurings that occurred on or after the beginning of the fiscal year of adoption (January 1, 2011) to determine whether they are TDRs under the amended guidance. We did not identify any new TDRs during our assessment as a result of new guidance.

At December 31, 2012, the principal balance of TDRs totaled $2.5 million. All TDRs were considered classified or impaired at December 31, 2012. No TDRs went into default during the year ended December 31, 2012. A TDR can be removed from “troubled’ status once there is sufficient history of demonstrating the borrower can service the credit under market terms. We currently consider sufficient history to be approximately six months.

Provision and Allowance for Loan Losses

The following table summarizes activity related to our allowance for loan losses for the years ended December 31, 2012 and 2011, by portfolio segment.

	Single and multifamily residential real estate	Construction and development	Commercial real estate — other	Commercial business	Consumer	Total
December 31, 2012
Allowance for loan losses:
Balance, beginning of year	$576,669	$688,847	$347,061	$412,808	$85,138	$2,110,523
Provision for loan losses	88,351	402,724	(233,315)	(361,805)	82,046	(22,000)
Loan charge-offs	(55,330)	(18,461)	(49,999)	(15,443)	(93,883)	(233,116)
Loan recoveries	1,886	—	—	1,123	—	3,009
Net loans charged-off	(53,444)	(18,461)	(49,999)	(14,320)	(93,883)	(230,107)
Balance, end of year	$611,576	$1,073,110	$63,747	$36,683	$73,301	$1,858,416

Individually reviewed for impairment	$159,979	$248,417	$34,000	$—	$—	$442,396
Collectively reviewed for impairment	451,597	824,693	29,747	36,683	73,301	1,416,020

Total allowance for loan losses	$611,576	$1,073,110	$63,747	$36,683	$73,301	$1,858,416

Gross loans, end of period:
Individually reviewed for impairment	$2,034,985	$4,814,002	$1,645,204	$—	$—	$8,494,191
Collectively reviewed for impairment	19,259,940	7,485,450	23,199,951	10,915,768	1,128,544	61,989,654
Total gross loans	$21,294,926	$12,299,452	$24,845,155	$10,915,768	$1,128,544	$70,483,845

NOTE 3 — LOANS, Continued

	Single and multifamily residential real estate	Construction and development	Commercial real estate — other	Commercial business	Consumer	Total
December 31, 2011
Allowance for loan losses:
Balance, beginning of year	$859,255	$1,365,914	$473,504	$306,791	$57,028	$3,062,492
Provision for loan losses	122,733	739,248	(59,736)	(107,334)	35,089	730,000
Loan charge-offs	(405,319)	(1,416,315)	(66,707)	(764)	(6,979)	(1,896,084)
Loan recoveries	—	—	—	214,115	—	214,115
Net loans charged-off	(405,319)	(1,416,315)	(66,707)	213,351	(6,979)	(1,681,969)
Balance, end of year	$576,669	$688,847	$347,061	$412,808	$85,138	$2,110,523
Individually reviewed for impairment	$141,830	$383,421	$—	$—	$38,424	$563,675
Collectively reviewed for impairment	434,839	305,426	347,061	412,808	46,714	1,546,848
Total allowance for loan losses	$576,669	$688,847	$347,061	$412,808	$85,138	$2,110,523

Gross loans, end of period:
Individually reviewed for impairment	$1,605,525	$6,814,177	$354,990	$—	$75,661	$8,850,353
Collectively reviewed for impairment	21,754,626	6,259,722	27,253,948	11,346,361	1,499,204	68,113,861
Total gross loans	$23,360,151	$13,073,899	$27,608,938	$11,346,361	$1,574,865	$76,964,214

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation. Components of property and equipment included in the consolidated balance sheets are as follows:

	December 31,
	2012	2011
Land and land improvements	$1,108,064	$1,108,064
Building	784,845	784,845
Leasehold improvements	257,159	257,159
Furniture and equipment	1,246,861	1,242,047
Accumulated depreciation	3,396,929	3,392,115
	(1,207,329)	(1,050,376)
Total property and equipment	$2,189,600	$2,341,739

Depreciation expense for the years ended December 31, 2012 and 2011 was $156,952 and $196,992, respectively. There were no disposals or asset retirements during 2012. During 2011, however, land with a cost basis of $1,165,312 was transferred to other real estate owned as the property was held for sale as of December 31, 2011.

NOTE 5 — OTHER REAL ESTATE OWNED AND REPOSESSED ASSETS

The following table summarizes the composition of other real estate owned and repossessed assets as of the dates noted.

	December 31,
	2012	2011
Residential land lots	$1,000,017	$1,082,020
Land transferred from property and equipment — held for sale	—	1,165,312
Single and multifamily residential real estate	1,609,500	709,500
Commercial office space	117,500	595,212
Commercial land	1,701,820	1,798,000
Automobiles	—	—
Equipment	39,457	39,457
	$4,468,294	$5,389,501

Changes in other real estate owned and repossessed assets are presented below:

	2012	2011
Balance at beginning of year	$5,389,501	$2,537,259
Land transferred from property and equipment	—	1,165,312
Repossessed property acquired in settlement of loans	1,478,230	5,375,526
Sale of repossessed property	(2,545,208)	(3,435,778)
Loss on sale and write-downs of repossessed property	145,771	(252,818)
Balance at end of year	$4,468,294	$5,389,501

NOTE 6 — DEPOSITS

Deposits at December 31 are summarized as follows:

	2012	2011
Non-interest bearing	$8,510,872	$7,003,423
Interest bearing:
NOW accounts	6,343,974	6,477,631
Money market accounts	42,506,508	35,550,988
Savings	603,588	391,499
Time, less than $100,000	13,076,100	14,798,059
Time, $100,000 and over	23,769,346	22,867,544
Brokered time deposits, less than $100,000	1,594,000	9,479,000
Brokered time deposits, $100,000 and over	—	—
Total deposits	$96,404,388	$96,568,144

Interest expense on time deposits greater than $100,000 was $248,977 and $342,667 for the years ended December 31, 2012 and 2011, respectively.

At December 31, 2012 the scheduled maturities of certificates of deposit (including brokered time deposits) are as follows:

2013	$30,563,023
2014	5,741,297
2015	612,372
2016	1,491,273
2017	31,481
$38,439,446

At December 31, 2012, $2.2 million in securities were pledged as collateral for public deposits.

NOTE 7 — SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

At December 31, 2012 and 2011, respectively, the Bank had sold $108,680 and $107,777 of securities under agreements to repurchase with brokers with a weighted rate of 0.10% and 0.30%, respectively that mature in less than 90 days. These agreements were secured with approximately $235,000 and $194,000 of investment securities, respectively. The securities, under agreements to repurchase, averaged $118,430 during 2012, with $218,426 being the maximum amount outstanding at any month-end. The average rate paid in 2012 was 0.34%. The securities, under agreements to repurchase, averaged $114,735 during 2011, with $218,426 being the maximum amount outstanding at any month-end. The average rate paid in 2011 was 0.55%.

NOTE 8 — FEDERAL HOME LOAN BANK ADVANCES

At December 31, 2012 and 2011 the Bank had advances of $7,000,000 from the FHLB. The Bank utilizes FHLB advances as long-term sources of funding. At December 31, 2012 these advances were secured with approximately $45.5 million of first and second mortgage loans and $483,500 of stock in the FHLB. As of December 31, 2011, these advances were secured with approximately $50.0 million of first and second mortgage loans and $646,800 of stock in the FHLB. Listed below is a summary of the terms and maturities of the advances:

Amount	Rate	Maturity	Repricing Date
$5,000,000	1.58%	October 4, 2017	October 4, 2017
2,000,000	1.90	April 1, 2013	April 1, 2013
$7,000,000	1.67%

NOTE 9 — UNUSED LINES OF CREDIT

At December 31, 2012, the Bank had an unused line of credit to purchase federal funds of $2.0 million that is secured by investment securities even though it has not been utilized. The line of credit is available on a one to fourteen day basis for general corporate purposes of the Bank. The lender has reserved the right to withdraw the line at its option.

The Bank has a line of credit with the FHLB to borrow funds, subject to the pledge of qualified collateral. At December 31, 2012, approximately $45.5 million of first and second mortgage loans were specifically pledged to the FHLB, resulting in $11.1 million in lendable collateral. The Bank has collateral that would support $4.1 million in additional borrowings after reducing our lendable collateral by $7.0 million in outstanding advances at December 31, 2012. In addition, the Bank could pledge investment securities or cash for additional borrowing capacity of $5.3 million.

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

At December 31, 2012, the Bank had pledged $10.1 million in loans to the FRB’s Borrower-in-Custody of Collateral program. In June 2011, as a result of the FRB’s quarterly review, the Bank was downgraded from Primary to Secondary credit meaning each advance request would require review by the FRB prior to approval. Our available credit under this line was approximately $10.6 and $8.1 million as of December 31, 2012 and 2011, respectively. The Bank had no outstanding borrowings from the FRB as of December 31, 2012.

NOTE 10 — INCOME TAXES

The components of income tax expense were as follows:

	Year Ended December 31,
	2012	2011
Current income tax expense (benefit)	$—	$—
Deferred income tax expense (benefit)	(266,486)	(690,869)
	(266,486)	(690,869)
Change in valuation allowance	266,486	690,869
Income tax expense	$—	$—

The following is a summary of the items that caused recorded income taxes to differ from taxes computed using the Company’s statutory federal income tax rate of 35%:

	Year Ended December 31,
	2012	2011
Income tax benefit at federal statutory rate	$(208,432)	$(706,859)
Change in valuation allowance	266,486	690,869
Other	(58,054)	15,990
Income tax expense	$—	$—

The components of the net deferred tax liability are as follows:

	December 31,
	2012	2011
Deferred tax assets (liabilities):
Allowance for loan losses	$391,033	$463,539
Lost interest on nonaccrual loans	256,286	217,154
Real estate acquired in settlement of loans	300,908	197,095
Net operating loss carry-forward	3,260,089	3,137,633
Deferred operational and start-up costs	95,637	108,678
Other-than-temporary impairment on non-marketable equity securities	52,497	52,497
Unrealized gain on investment securities available for sale	(4,138)	(43,504)
Other	36,103	(50,529)
	4,388,415	4,082,563
Valuation allowance	(4,392,553)	(4,126,067)
Net deferred tax liability	$(4,138)	$(43,504)

The valuation allowance for deferred tax assets as of December 31, 2012 and 2011 was $4.4 million and $4.1 million, respectively. Accounting literature states that a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized. The determination of whether a deferred tax asset is realizable is based on the weighting all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified. As of December 31, 2012 and 2011, the Company determined that it is not more likely than not that deferred tax assets will be recognized in future years.

The Company will continue to analyze deferred tax assets and the related valuation allowance on a quarterly basis, taking into account performance compared to forecasted earnings as well as current economic and internal information.

The change in the net deferred tax liability relates to the decrease in the tax effect of the unrealized gain on investment securities available for sale of $39,366. The net deferred tax liability is recorded in other liabilities in the Company’s consolidated balance sheets. At December 31, 2012, the Company has federal

NOTE 10 — INCOME TAXES, Continued

operating loss carry-forwards of approximately $9.6 million that may be used to offset future taxable income and expire beginning in 2025.

The Company has analyzed the tax positions taken or expected to be taken and its tax returns and concluded it has no liability related to uncertain tax positions in accordance with FIN 48. With limited exceptions, income tax returns for 2009 and subsequent years are subject to examination by the taxing authorities.

We have generated significant net operating losses, or NOLs, as a result of our recent losses. We are generally able to carry NOLs forward to reduce taxable income in future years. However, the ability to utilize the NOLs is subject to the rules of Section 382 of the Internal Revenue Code. Section 382 generally restricts the use of NOLs after an “ownership change.” An ownership change occurs if, among other things, the shareholders (or specified groups of shareholders) who own or have owned, directly or indirectly, 5% or more of a corporation’s common stock or are otherwise treated as 5% shareholders under Section 382 and U.S. Treasury regulations promulgated thereunder because of an increase of their aggregate percentage ownership of that corporation’s stock by more than 50 percentage points over the lowest percentage of the stock owned by these shareholders over a rolling three-year period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with NOL carryforwards. This annual limitation is generally equal to the product of the value of the corporation’s stock on the date of the ownership change, multiplied by the long-term tax-exempt rate published monthly by the Internal Revenue Service. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOL carryforwards. We do not believe that the recapitalization caused an “ownership change” at the Company, within the meaning of Section 382.

NOTE 11 — RELATED PARTY TRANSACTIONS

On December 31, 2012 and 2011, the Bank had various loans outstanding to directors and officers. All of these loans were made under normal credit terms and did not involve more than normal risk of collection. See Note 3 for further details.

In addition, our CEO Gordon Baird founded MPIB in July 2011 to focus on digital payments, mobile banking and consumer finance. Since that time, MPIB has been developing a business model for the payments business and holding discussions regarding the business with retailers and other potential customers. We are currently negotiating an arm’s-length agreement with MPIB under which we would obtain the right to acquire MPIB or its assets, including its intellectual property, customer agreements and relationships. Any such acquisition would be subject to our obtaining any required regulatory approvals. In order to address the conflict of interest with Mr. Baird serving CEO of the Company and CEO of MPIB, consistent with internal and external corporate governance and our affiliated transaction policy, we determined it would be necessary and appropriate to appoint a committee comprised solely of disinterested directors to negotiate on behalf of the Company with MPIB. Mr. Baird is excluded from negotiating with MPIB as an executive officer and director of the Company.

If we are able to negotiate an agreement with MPIB on terms that we find acceptable, we hope to acquire the exclusive option to purchase MPIB or its assets in return for an upfront fee and certain earnout payments, the terms of which are still being negotiated. It is expected that any upfront fee would not exceed $7 million, and any earnout payments would not exceed 7% of the revenue generated by any digital payments business over a period of not longer than seven years. Further, we anticipate that any such earnout payments would only be due once our digital payments business has generated revenue over a minimum threshold. We would also anticipate receiving a license to use MPIB’s intellectual property and other assets on an interim basis, for no additional fees, until we elect whether to exercise our purchase option. We anticipate that if any proposed changes to our business model do not receive regulatory approval, or we enter into a license agreement but elect not to exercise an option to purchase MPIB’s intellectual property, any temporary license would terminate.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2012, unfunded commitments to extend credit were $7.4 million, of which approximately $255,000 is at fixed rates and $7.1 million is at variable rates. The Company evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate. The fair value of these off-balance sheet financial instruments is considered immaterial.

The Company does not have any commitments to lend additional funds to borrowers whose loans have been modified as a TDR.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

The Bank has a two-year operating lease on its main office facility which began in October 2008. The Bank exercised its remaining two-year renewal options in September 2012. The monthly rent under the lease amendment is $9,967 from October 1, 2010 through September 30, 2012 and $10,370 from October 1, 2012 through September 30, 2014. The Bank has a ten-year operating lease on a branch facility which began in August 2007. The monthly rent under the lease is $8,025 through July 2012, and $9,229 from August 1, 2012 through July 31, 2017. Rent expense of $209,545 and $215,909 was recorded for the years ended December 31, 2012 and 2011, respectively.

Future minimum lease payments under these operating leases are summarized as follows:

For the year ended December 31,
2013	$235,811
2014	205,945
2015	110,748
2016	110,748
2017	73,832
Thereafter	—
$737,084

As of December 31, 2012, there were no significant firm commitments outstanding for capital expenditures.

The Board of Directors has approved employment agreements with the president and chief executive officer of the holding company, the president and chief officer of the bank, and the retail banking officer. The agreements include provisions regarding term, compensation, benefits, annual bonus, incentive program, stock option plan and severance and non-compete upon early termination.

NOTE 13 — COMMITMENTS AND CONTINGENCIES, Continued

The Bank may become party to litigation and claims in the normal course of business. As of December 31, 2012, management believes there is no material litigation pending.

NOTE 14 — STOCK COMPENSATION PLANS

On July 26, 2005, the Company adopted the 2005 Incentive Plan for the benefit of the directors, officers and employees. The 2005 Incentive Plan initially reserved up to 260,626 shares of the Company’s common stock for the issuance of stock options and contained evergreen provision, which provided that the maximum number of shares to be issued under the 2005 Incentive Plan would automatically increase each time the Company issues additional shares of common stock such that the total number of shares issuable under the 2005 Incentive Plan would at all times equal 12.5% of the then outstanding shares of common stock. Accordingly, with the closing of the Private Placement on December 31, 2012, the number of shares reserved for the issuance of stock options under the 2005 Incentive Plan increased from 260,626 shares to 2,466,720 shares.

The Board may grant up to 2,466,720 options at an option price per share not less than the fair market value on the date of grant. The options granted to officers and employees vest over a three year period from the date of grant, or the anniversary of the Bank’s opening for certain officers. The options expire 10 years from the grant date.

A summary of the status of the plan and changes for the years ended December 31, 2012 and 2011 is presented below:

	2012			2011
	Shares	Weighted average exercise price	Average Intrinsic Value	Shares	Weighted average exercise price
Outstanding at beginning of year	112,505	$10.15		128,815	$10.17
Granted	375,000	0.80		—	—
Exercised	—	—		—	—
Forfeited or expired	(14,000)	10.00		(16,310)	10.28
Outstanding at end of year	473,505	2.75	$—	112,505	10.15
Options exercisable at year-end	473,505		$—	112,505
Shares available for grant	1,993,215			148,121

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2012. This amount changes based on the fair market value of the Company’s stock. Fair market value is based on the most recent trade of common stock reported through the OTC Bulletin Board. As of December 31, 2012, the Company’s closing stock price was $0.80 resulting in zero intrinsic value.

Compensation expense related to stock options granted was $168,750 and $6,600 for the years ended December 31, 2012 and 2011, respectively. Compensation expense is based on the fair value of the option estimated at the date of grant using the Black-Scholes option-pricing model. Compensation expense is recognized on a straight line basis over the vesting period of the option. On December 31, 2012, 375,000 stock options were granted to the Company’s chief executive officer as part of the capital raise. No stock options were granted in 2011.

Upon completion of the stock offering in 2005, the Company issued warrants to each of its organizers to purchase up to an additional 412,500 shares of common stock at $10.00 per share. These warrants vested six-months from the date the Bank opened for business, or May 16, 2005, and they are exercisable in whole

NOTE 14 — STOCK COMPENSATION PLANS, Continued

or in part until May 16, 2015. No warrants have been exercised. During the past several years, 75,000 warrants were forfeited when the directors retired from the Board or declined to stand for reelection upon the completion of their terms.

NOTE 15 — EMPLOYEE BENEFIT PLAN

The Bank maintains an employee benefit plan for all eligible employees of the Bank under the provisions of Internal Revenue Code Section 401(k). The Independence National Bank 401(k) Profit Sharing Plan (the “Plan”), adopted in 2005, allows for employee contributions. Upon annual approval of the Board of Directors, the Company also matches 50% of employee contributions up to a maximum of 6% of annual compensation. As of April, 2010, the Company suspended the 401(k) match, and reinstated it starting in 2012. For the year ended December 31, 2012 and 2011, $9,483 and zero, respectively, was charged to operations for the Company’s matching contribution. Employees are immediately vested in their contributions to the Plan and become fully vested in the employer matching contribution after six years of service.

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

On November 14, 2011, the Bank entered into the Consent Order with its primary regulator, the OCC which contains a requirement that the Bank maintain minimum capital ratios that exceed the minimum regulatory capital ratios for “well-capitalized” banks. The Consent Order requires the Bank to achieve Tier 1 capital at least equal to 9% of adjusted total assets, Tier 1 risk based capital at least equal to 10%, and total risk based capital at least equal to 12% of risk-weighted assets by March 31, 2012. With funds from the Private Placement, the Company was able to make a capital contribution of $2.5 million to the Bank. As a result, the Bank’s capital levels are now above the minimum amounts specified in the Consent Order. However, as long as the Consent Order remains in place, the Bank will not be deemed “well capitalized” regardless of its capital levels. As of December 31, 2012, the Bank was deemed “adequately capitalized.”

NOTE 16 — REGUL ATORY MATTERS, Continued

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at December 31, 2012 and 2011.

			Required Minimum Capital Ratio		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Actual		Minimum		Minimum		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2012
Total Capital (to risk weighted assets)	$11,242,000	13.8%	$9,759,000	12.0%	$6,506,000	8.0%	$8,133,000	10.0%
Tier 1 Capital (to risk weighted assets)	10,215,000	12.5	8,133,000	10.0	3,253,000	4.0	4,880,000	6.0
Tier 1 Capital (to average assets)	10,210,000	9.1	10,053,000	9.0	4,468,000	4.0	5,585,000	5.0

As of December 31, 2011
Total Capital (to risk weighted assets)	$9,420,000	10.7%	$10,550,000	12.0%	$7,033,000	8.0%	$8,792,000	10.0%
Tier 1 Capital (to risk weighted assets)	8,308,000	9.5	8,792,000	10.0	3,517,000	4.0	5,275,000	6.0
Tier 1 Capital (to average assets)	8,308,000	7.3	10,266,000	9.0	4,563,000	4.0	5,703,000	5.0

The Federal Reserve Board has similar requirements for bank holding companies. The Company is currently not subject to these requirements because the Federal Reserve guidelines contain an exemption for bank holding companies of less than $500 million in consolidated assets, subject to certain limitations.

Since December 31, 2012, no conditions or events have occurred, of which we are aware, that have resulted in a material change in the Company’s or the Bank’s category, other than as reported in this Annual Report on Form 10-K.

NOTE 17 — RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS, OR ADVANCES

The ability of the Company to pay cash dividends is dependent upon receiving cash in the form of dividends from the Bank. However, certain restrictions exist regarding the ability of the subsidiary to transfer funds to Independence Bancshares, Inc. in the form of cash dividends, loans, or advances. The approval of the OCC is required to pay dividends in excess of the Bank’s net profits (as defined) for the current year plus retained net profits (as defined) for the preceding two years, less any required transfers to surplus. Under the terms of the Consent Order, the Bank is required to continue following a dividend policy that permits the declaration of a dividend only when it is in compliance with the Bank’s approved Capital Program, with the aforementioned restrictions, and upon receipt of no supervisory objection by the OCC. Currently, the Company also has to obtain the prior written approval of the Federal Reserve Bank of Richmond before declaring or paying any dividends.

NOTE 18 — FAIR VALUE OF FINANCIAL INSTRUMENTS

Assets and Liabilities Measured at Fair Value

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company determines the fair values of its financial instruments based on the fair value hierarchy, which requires an entity to maximize the use of

NOTE 18 — FAIR VALUE OF FINANCIAL INSTRUMENTS, Continued

observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs that may be used to measure fair value are detailed in Note 1.

Available-for-sale investment securities ($25,484,115 and $12,621,404 at December 31, 2012 and 2011, respectively) are carried at fair value and measured on a recurring basis using Level 2 inputs (other observable inputs). Fair values are estimated by using bid prices and quoted prices of pools or tranches of securities with similar characteristics.

We do not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and a specific reserve within the allowance for loan losses is established or the loan is charged down to the fair value less costs to sell. At December 31, 2012, all impaired loans were evaluated on a nonrecurring basis based on the market value of the underlying collateral. Market values are generally obtained using independent appraisals or other market data, which the Company considers to be level 2 inputs (other observable inputs). The aggregate carrying amount, net of specific reserves, of impaired loans carried at fair value at December 31, 2012 was $8.5 million and $5.6 million, respectively.

Other real estate owned and repossessed assets, generally consisting of properties or other collateral obtained through foreclosure or in satisfaction of loans, are carried at fair value and measured on a non-recurring basis. Market values are generally obtained using independent appraisals or other current market information, including but not limited to offers received on a property, which the Company considers to be level 2 inputs (other observable inputs). The carrying amount of other real estate owned and repossessed assets carried at fair value at December 31, 2012 and 2011 was $4,468,294 and $5,389,501, respectively.

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

NOTE 18 — FAIR VALUE OF FINANCIAL INSTRUMENTS, Continued

The estimated fair values of the Company’s financial instruments at December 31, 2012 and 2011 are as follows:

December 31, 2012	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$20,138,500	$20,138,500	$20,138,500	$—	$—
Federal funds sold	2,500,000	2,500,000	2,500,000	—	—
Investment securities available for sale	25,484,115	25,484,115	—	25,484,115	—
Non-marketable equity securities	735,300	735,300	—	735,300	—

Loans, net	68,523,330	67,418,337		67,418,337	—

Financial Liabilities:
Deposits	96,404,388	96,600,430	—	96,600,430	—
Federal Home Loan Bank advances	7,000,000	7,280,808	—	7,280,808	—
Securities sold under agreements to repurchase	108,680	108,680	—	108,680	—

December 31, 2011	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$5,651,491	$5,651,491	$5,651,491	$—	$—
Federal funds sold	9,550,000	9,550,000	9,550,000	—	—
Investment securities available for sale	12,621,404	12,621,404	—	12,621,404	—
Non-marketable equity securities	918,350	918,350	—	918,350	—

Loans, net	74,778,838	73,856,166	—	73,856,166	—

Financial Liabilities:
Deposits	96,568,144	96,772,145	—	96,772,145	—
Federal Home Loan Bank advances	7,000,000	7,281,360	—	7,281,360	—
Securities sold under agreements to repurchase	107,777	107,777	—	107,777	—

NOTE 19 — PARENT COMPANY FINANCIAL INFORMATION

Following is condensed financial information of Independence Bancshares, Inc. (parent company only):

Condensed Balance Sheets

	December 31,
	2012	2011
Assets
Cash and cash equivalents	$10,900,608	$36,038
Investment in subsidiary	10,222,618	8,392,635
	$21,123,226	$8,428,673

Liabilities and Shareholders’ Equity
Liabilities	$563,720	$—
Shareholders’ equity	20,559,506	8,428,673
Total liabilities and shareholders’ equity	$21,123,226	$8,428,673

NOTE 19 — PARENT COMPANY FINANCIAL INFORMATION, Continued

Condensed Statements of Operations

	Year Ended December 31,
	2012	2011
Equity in undistributed net loss of subsidiary	$(348,065)	$(2,078,996)
Legal expense	(96,221)	—
Stock compensation expense	(168,750)	—
Net loss	$(613,036)	$(2,078,996)

Condensed Statements of Cash Flows

	Year Ended December 31,
	2012	2011
Operating activities
Net loss	$(613,036)	$(2,078,996)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock compensation expense	168,750
Equity in undistributed net income of subsidiary	348,065	2,078,996
Increase in accrued items	563,720	—
Net cash provided by operating activities	467,499	—

Investing activities
Issuance of stock from capital raise, net of amount pushed down to the Bank	12,651,536	—

Net cash provided by financing activities	12,651,536	—

Financing activities
Investment in subsidiary	(2,254,465)	—

Net cash used by financing activities	(2,254,465)	—

Net increase in cash and cash equivalents	10,864,570	—

Cash and cash equivalents, beginning of year	36,038	36,038

Cash and cash equivalents, end of year	$10,900,608	$36,038

Schedule of non-cash transactions
Increase in unrealized gain on securities, net of tax	$8,033	$49,725

PART II

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation (with participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2012 based on the criteria established in a report entitled “Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

This results in modifications to its processes throughout the Company. However, there has been no change in its internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Internal Control over Financial Reporting

The Company is continuously seeking to improve the efficiency and effectiveness of its operations and of its internal controls. There was no change in our internal control over financial reporting during our fourth quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance.

Directors and Executive Officers

The following table sets forth information about our directors, proposed directors, executive officers, and other officers. Our directors are elected by a plurality of the votes cast at our annual shareholders’ meetings and serve for one-year terms, which expire at the next annual shareholders’ meeting. As permitted by the Company’s bylaws, in March 2013 our board of directors approved the reduction of the size of the Company’s board of directors from 15 members to seven members, effective as of the Company’s 2013 annual shareholders’ meeting. We intend to nominate directors Baird, McLean, and Hipp and proposed directors Hageman, Helmers, Stock, and Willumstad for election to the Company’s board of directors at the 2013 annual shareholders’ meeting. Each of the Bank’s current directors will continue to serve of the board of directors of the Bank following the 2013 annual shareholders’ meeting.

Name	Age	Year First Appointed or Elected to the Company’s Board	Year First Appointed or Elected to the Bank’s Board	Position(s) Held
Current Directors, Executive Officers, and Other Officers
Robert M. Austell	71	2004	2005	Director
Gordon A. Baird	44	2012	—	Director, Chief Executive Officer of the Company
John W. Burnett, Sr.	66	2004	2005	Director
Schaefer M. Carpenter	48	—	—	Executive Vice President, Retail Banking Director of the Company and the Bank
Billy J. Coleman	75	2004	2005	Director
Jose D. Ocampo	46	2004	2005	Director
H. Neel Hipp, Jr.	61	2004	2005	Director, Chairman of the Company’s and the Bank’s Board
Martha L. Long	54	—	—	Principal Financial Officer of the Company and Chief Financial Officer of the Bank
William R. Mathis, Jr.	77	2004	2005	Director
A. Alexander McLean, III	61	2008	2008	Director
Lawrence R. Miller	66	2004	2005	Director, President and Chief Executive Officer of the Bank
E. Fred Moore	54	—	—	Executive Vice President, Chief Credit Officer of the Company and the Bank
Sudhirkumar C. Patel	54	2004	2005	Director
Hasmukh P. Rama	64	2004	2005	Director
Donald H. Rex	64	2008	2008	Director
Charles D. Walters	74	2004	2005 (resigned in 2012)	Director
Roger W. Walters	72	2004	2005	Director
Vivian A. Wong	72	2004	2005	Director

Name	Age	Year First Appointed or Elected to the Company’s Board	Year First Appointed or Elected to the Bank’s Board	Position(s) Held
Proposed Directors
Alvin G. Hageman	70			Proposed Director of the Company
John B. Helmers	45			Proposed Director of the Company
Keith Stock	60			Proposed Director of the Company
Robert B. Willumstad	67			Proposed Director, Chairman of the Board of the Company

In addition, James D. King resigned from the Company’s and the Bank’s board of directors in December 2012 for personal reasons. Mr. King passed away on February 4, 2013.

Set forth below is certain information about our directors and proposed directors, including their age, their business experience for at least the past five years, the names of other publicly-held companies where they currently serve as a director or served as a director during the past five years, and additional information about the specific experience, qualifications, attributes, or skills that led to the board’s conclusion that such person should serve as a director for the Company.

Current Directors:

Robert M. Austell, 71, director, retired as the former president, chief executive officer, and a director of Regions Bank of Greenville in January 2004 after serving in those capacities for six years. He has over 20 years banking experience, beginning with his roles as an organizer and a director of Greenville National Bank. Prior to his service to Regions and Greenville National Bank, he worked in the real estate development and lending areas with Yeargin Properties, Inc., Liberty Properties, Inc., and Liberty Life Insurance Company. He is a native of Spartanburg, South Carolina and has lived in Greenville, South Carolina for over 45 years. He received his B.A. from Davidson College and an M.B.A. from the University of South Carolina. Mr. Austell’s leadership skills and in-depth knowledge of the banking and real estate industries, acquired through his prior business experience, as well as his ties to the Greenville community led the board to conclude that he should serve as a director.

Gordon A. Baird, 44, director and the Company’s chief executive officer, has had an extensive career in banking and financial services, as well as in building new financial services businesses. Prior to joining our Company in December 2012, Mr. Baird served as an operating advisor to Thomas H. Lee Partners from January 2011 through October 2012. From 2003 to 2011, he served as chief executive officer and partner of Paramax Capital Group, LLC, a private capital, advisory and asset finance company focused exclusively on the financial sector. Previously, he was a Director in the Financial Institutions Group at Citigroup Global Markets and Assistant Vice President, Product Manager at State Street Bank & Trust Company in Boston, MA. Mr. Baird is also currently Director and Chairman of the Audit Committee of the Macquarie Global Infrastructure Fund, a NYSE-listed closed-end mutual fund. Mr. Baird is a Chartered Financial Analyst and member of the New York Security Analyst Society and holds a B.S. in economics from Emory University. Mr. Baird does not serve on the board of directors of the Bank. Mr. Baird’s extensive knowledge of transaction services banks led the board to conclude that he should serve as a director as the Company explores the expansion of its business model.

John W. Burnett, Sr., 66, director, is the owner, president, and chief executive officer of Palmetto Jet, LLC, an aircraft management and pilot service company. Previously, he was the owner, president and chief executive officer of Aircraft Management Group from 1995 until the company was sold in December 2010. In October 2008 he also joined Herlong, Bates & Burnett Insurance, Inc. as a partner and senior vice president. He previously served as president and chief executive officer of C. Douglas Wilson Co. Insurance and as president of Life and Health Consultants, a life and health insurance company. He is a native of Greenwood, South Carolina, and has lived in Greenville, South Carolina for over 45 years. He currently serves as a director of American Consumer Finance as well as Worldwide Insurance and is a partner in Smart Choice Insurance of Georgia, Alabama and Mississippi. He is involved in various community groups and currently serves on the board of directors of Eden Farms Therapeutic Program for Special Needs Children. Mr. Burnett’s extensive business and leadership experience, including, but not limited to, his experience in a regulated industry, as well as his ties to the Greenville community led the board to conclude that he should serve as a director.

Billy J. Coleman, 75, director, has served as president and chief executive officer of CORBIA International, LLC, an international consulting firm, since 1972. Mr. Coleman has served on the boards of the South Carolina State Ports Authority, the Greenville Hospital System University Medical Center and several private companies and non-profit organizations. Mr. Coleman received his B.S. in chemical engineering from the University of Tennessee and his M.B.A. from Furman University. He also holds two honorary PhDs and a full professorship from foreign universities. Mr. Coleman is a resident of Greer, South Carolina. He has contributed time and resources to international humanitarian efforts for the past fifteen years. Mr. Coleman’s extensive business experience, directorial experience, and his ties to the Greenville community led the board to conclude that he should serve as a director.

Jose De Ocampo, 46, director, is a neurologist and sleep medicine specialist in Scottsdale, Arizona. He received his South Carolina medical license in 1999, completing his training at The University of Pittsburgh Medical Center, The Cleveland Clinic in Ohio and the Medical University of South Carolina in Charleston. From 2001 to 2006, he served as medical director of the sleep lab at Oaktree Medical Centre in Easley, South Carolina. He is licensed by the American Board of Psychiatry and Neurology, Neurophysiology, and the American Board of Sleep Medicine. Dr. De Ocampo is an active member of American Academy of Sleep Medicine, American Medical Association and American Academy of Neurology. Dr. De Ocampo’s involvement in the Greenville community at the time of his nomination, particularly in the medical field, led the board to conclude that he should serve as a director.

H. Neel Hipp, Jr., 61, director and chairman of the board, is the former vice president of Liberty Corporation and Liberty Life Insurance Company with over 29 years of experience with the Liberty companies. He is the current owner of Hipp Investments, LLC, which he founded in 1998. Mr. Hipp was a founder and a director of Greenville Financial Corporation and Greenville National Bank. He received his B.A. in economics from Furman University, his M.B.A. from the University of North Carolina, Chapel Hill, and he also attended the Harvard Business School Program for Management Development. Mr. Hipp is actively involved in the community. He currently serves on the board of the Aircraft Owners and Pilots Association of Frederick, Maryland and the board of the South Carolina Historical Society. Mr. Hipp was appointed chairman of the South Carolina Aeronautics Commission in 2006 by Governor Sanford. He has served as a member of the South Carolina Chamber of Commerce, the Greenville Downtown Airport Commission (chair), the Greenville County United Way, and the Furman University board of trustees. Mr. Hipp’s extensive business experience in a regulated industry, his past experience in the banking industry, including service as a bank director, as well as his ties to the Greenville community led the board to conclude that he should serve as a director.

William R. Mathis, 77, director, retired as president of Risk Management Services, Inc. of Greenville, South Carolina. Mr. Mathis is a former founder and treasurer of the Abney Mills Federal Credit Union of Greenville, South Carolina. He was associated with Poinsett Federal Savings and Loan for several years in the insurance area, and was also a shareholder of the bank. Mr. Mathis received his B.A. in liberal arts from Furman University. He currently resides in Greenville, South Carolina and is active in various charitable organizations in the community. Mr. Mathis’ past experience in the financial services industry, including experience with risk management and regulatory matters, as well as his ties to the Greenville community led the board to conclude that he should serve as a director.

A. Alexander McLean, III, 61, director, is chairman and chief executive officer of World Acceptance Corporation, a national consumer finance company. Mr. McLean has held various positions with World

Acceptance Corporation, including chief financial officer, during his service with the company beginning in 1989. Prior to joining World Acceptance Corporation, he worked in banking for six years and public accounting for four years. Mr. McLean received his B.S. in economics from Davidson College and a Masters of Accountancy from University of South Carolina School of Business. He currently resides in Greenville, South Carolina and is active in various community organizations. Mr. McLean’s extensive business experience in the financial services industry, particularly his financial expertise in public company reporting, as well as his ties to the Greenville community led the board to conclude that he should serve as a director.

Lawrence R. Miller, 66, director, is the Bank’s president and chief executive officer. Mr. Miller also served as the Company’s president and chief executive officer until December 31, 2012. He has over 40 years of banking experience, having held various positions in the banking industry since November 1971. He was most recently market chief executive officer for SouthTrust Bank from 1995 until he retired in March 2004. In June 2004, he joined our Bank. While with SouthTrust Bank, Mr. Miller successfully opened seven offices in 10 years. He has lived in Upstate South Carolina for over 40 years and has been actively involved in the community and its future planning. He serves as a trustee for the College of Charleston and is past board chairman of Christ School, Arden, North Carolina. Mr. Miller is also a member of the South Carolina Bankers Association Council and is a board member of the South Carolina Bankers Association. He has served on both the economic development board of the Greenville Chamber of Commerce and the board of directors of the Greer Chamber of Commerce. Mr. Miller graduated from Newberry College, from the School of Banking of the South at Louisiana State University, and from the National Commercial Lending Graduate School at the University of Oklahoma. Mr. Miller’s extensive banking experience as well as his ties to the Greenville community led the board to conclude that he should serve as our president, chief executive officer and a director.

Sudhirkumar C. Patel, 54, director, has been a practicing physician and partner of Carolina Internal Medicine in Greenville, South Carolina since 1990. Born in India, Dr. Patel graduated from the Baroda Medical College in India and completed his residency at Coney Island Hospital in Brooklyn, New York. He has lived in the Greenville area for over 20 years and is actively involved with the Indian community in South Carolina. He is a member of the American College of Physicians and the American Association of Indian Physicians. He is also a director of Herlong, Bates & Burnett Insurance, Inc. and a director and organizer of Touchmark Bancshares, Inc. and Touchmark National Bank in Norcross, Georgia. Dr. Patel’s directorial experience and his ties to the Greenville community, particularly in the medical field, led the board to conclude that he should serve as a director.

Hasmukh P. Rama, 64, director, has been chairman of the board and chief executive officer of JHM Hotels, Inc. in Greenville, South Carolina for over 13 years. He has been in the lodging industry for almost 40 years and has received several awards for his leadership in the industry. He is the former chairman of the American Hotel & Lodging Association. He obtained his M.B.A. from Xavier University and was awarded a Doctor of Business Administration in hospitality management, honoris causa, from Johnson & Wales University. Mr. Rama serves as an advisor to a number of hospitality schools including the mentorship program at Cornell University. He is also a director and organizer of Touchmark Bancshares, Inc. and Touchmark National Bank in Norcross, Georgia. Mr. Rama’s extensive business and leadership experience, including, but not limited to, his directorial experience, as well as his ties to the Greenville community led the board to conclude that he should serve as a director.

Donald H. Rex, Jr., 64, director, is a Registered Investment Advisor and owner of Rex Management, LLC. He is also involved in subdivision development in the greater Greer and Taylors areas of South Carolina. Mr. Rex was employed at Carolina Federal Savings & Loan for eight years ending his career with them as a senior vice president in charge of lending. From 1980 until 1996, when he started Rex Management, LLC, Mr. Rex was construction coordinator and chief financial officer of M. G. Proffitt, Inc. Mr. Rex received his B.S. in business administration with a concentration in finance from Wake Forest University. He currently resides in Taylors, South Carolina. Mr. Rex’s extensive business experience, including his banking experience and experience in regulated industries, as well as his ties to the Greenville community led the board to conclude that he should serve as a director.

Charles D. Walters, 74, director and chairman emeritus of the Bank’s board of directors, is the chairman emeritus of the board of World Acceptance Corporation, a national consumer finance company. He has held that position since retiring as its chairman in 2007 after 22 years leading the company in various positions including chairman, president and chief executive officer. Prior to working with World Acceptance Corporation, Mr. Walters was co-founder and president of Pioneer Management Corporation, a Texas consumer finance company. He is a past president of the Texas Finance Institute, Georgia Industrial Loan Association, and Independent Consumer Finance Association of South Carolina. Mr. Walters is past chairman of American Financial Services Association based in Washington, D.C. He also is a member of the advisory board on consumer credit for the South Carolina Department of Consumer Affairs and a former trustee for S.C. Financial Literacy Board of Trustees. A native of Matthews, North Carolina, Mr. Walters has lived in the Greenville, South Carolina area for over 20 years. He is involved in the community and is a Scottish Rite Mason and Shriner. Mr. Walters’ extensive business experience in the financial services industry as well as his ties to the Greenville community led the board to conclude that he should serve as a director.

Roger W. Walters, 72, director, started the Walters Development Co. to develop land and construct custom homes in Cashiers, North Carolina in 2002. From 1988 until 2002, he was president and chief executive officer of Cad Cam, Inc., a company which provides computer aided design services to various engineering professions including those in manufacturing, architecture and construction. Prior to his tenure with Cad Cam, Inc., he served in the United States Air Force for 26 years, completing his service as the deputy chief of staff for Engineering and Services for Air Force Logistics Command and retired in 1988 as a colonel. Mr. Walters, a native of Matthews, North Carolina, graduated with a B.S. in mechanical engineering from North Carolina State University and later earned a masters degree in mechanical engineering from the University of Missouri. He also completed the Executive Management Course at the Duke University Fuqua School of Business. Mr. Walters’ extensive business and leadership experience, including, but not limited to, knowledge within the real estate industry, led the board to conclude that he should serve as a director.

Vivian A. Wong, 72, director, has been a real estate investor and developer for 34 years and has developments throughout the Southeast. In 2001, Ms. Wong formed Pacific Gateway Capital, LLC, a company specializing in new United States/China trade including development of United States retail franchises in China and attracting Chinese investment to South Carolina. Prior to her most recent venture, she was co-owner of the Dragon Den restaurant chain for over 35 years. Ms. Wong has lived in Greenville for over 40 years and has served as a member of both the Bank of America Advisory Board and the Summit Bank Advisory Board. She continues to be involved with the community through her current service on the Sister City International Organization Board. She is a director of Herlong, Bates & Burnett Insurance, Inc. and a director and organizer of Touchmark Bancshares, Inc. and Touchmark National Bank in Norcross, Georgia. Ms. Wong’s extensive business experience, directorial experience, knowledge of the real estate industry, as well as her ties to the Greenville community led the board to conclude that she should serve as a director.

Proposed Directors:

Alvin G. Hageman, 70, director nominee, is currently Co-Chief Investment Officer and Partner of MPIB Holdings, LLC, a company he formed in 2011 with Mr. Baird to develop proprietary software that will support transaction services banks. From 2003 to 2011, he served as Co-Chief Investment Officer and Partner of Paramax Capital Group, LLC, a private capital, advisory and asset finance company focused exclusively on the financial services sector. Prior to that role, Mr. Hageman spent 25 years at Citigroup managing multiple Citigroup regional offices and ultimately co-headed the Global Securitization, Asset-backed and Mortgage Group, managing 300 professional employees located in New York, London, Tokyo, and Hong Kong. Mr. Hageman has extensive experience with all asset-backed sectors, including credit cards, auto loans, student loans, equipment loans and leases, and foreign and domestic trade receivables. Mr. Hageman holds a B.A., from Williams College and a M.B.A. from Harvard Business School. Mr. Hageman also previously served on the boards of directors of American Honda Receivables Corp. and American Honda Receivables Corp. II, companies which arranged consumer financing facilities for Honda Motor Corporation. Mr. Hageman’s extensive knowledge of transaction services banks led the board to conclude that he should serve as a director as the Company explores the expansion of its business model.

John B. Helmers, 48, director nominee, is currently principal and chief investment officer of Swiftwater Capital Management, LP (founded in 2004) and its associated company LFC Partners, LLC (founded in 2011). These entities manage equity-based, macro, and commodity investment portfolios. From 2004 through 2007, Mr. Helmers actively managed the Swiftwater Capital portfolio, and in 2008, he joined Citadel Investment Group to manage a macro investment portfolio until early 2010, when he returned to Swiftwater Capital. Prior to forming Swiftwater Capital, Mr. Helmers worked with Satoha, a start-up equity fund, and for six years at Tudor Investment Corporation as a portfolio manager. From 1992 through 1997, Mr. Helmers ran the Goldman Sachs Commodity Index (GSCI) business as a vice president in the J.Aron division of Goldman Sachs. He began his career in 1987 as a fixed income trader at J.P. Morgan Securities, after graduating with honors with a BSE in Engineering from Princeton University in 1987. Mr. Helmers’ extensive investment and financial services experience, as well as his ties to the Greenville community, led the board to conclude that he should serve as a director.

Keith Stock, 60, director nominee, is a managing director and head of Financial Institutions Investment Banking for C&Co/PrinceRidge, LLC, an investment banking company, a position he has held since November 2012. In addition, since February 2011, he also serves as senior executive advisor with The Brookside Group, a private investment group, and senior managing director of First Financial Investors, Inc., a private investment firm focused on the financial services sector. Previously, from March 2009 until February 2011, Mr. Stock served as chief strategy officer and member of the Office of the CEO at TIAA-CREF and, from 2004 until May 2008, as president of MasterCard Advisors, LLC, a unit of MasterCard Worldwide. He was a member of the MasterCard Operating Committee and Management Council. Prior to that, Mr. Stock served as chairman and chief executive officer of St. Louis Bank, FSB, chairman of Treasury Bank Ltd., and as a director of Severn Bancorp, Inc. He has also held global management roles with AT Kearney, Capgemini, Ernst & Young and McKinsey & Company after beginning his career with Bank of New York Mellon. He is a director of the Foreign Policy Association, a member of the Economic Club of New York and on the Advisory Board of the Institute for Ethical Leadership at Rutgers University Business School. He is a graduate of Princeton University and received his MBA from The University of Pennsylvania Wharton School. Mr. Stock’s prior service as an executive officer and director of other banks, as well as his extensive payments services experience with MasterCard, led the board to conclude that he should serve as a director as the Company explores the expansion of its business model.

Robert B. Willumstad, 67, director nominee, has over 35 years of experience in the banking and financial services industry, and he presently serves as a partner with Brysam Global Partners, a specialty private equity firm that focuses in financial services, which he co-founded in 2005. Mr. Willumstad also previously served as the chairman, and briefly as chief executive officer, of American International Group until 2008. Prior to that, he held positions as president and chief operating officer, as well as a director, at Citigroup. Mr. Willumstad also served for over 20 years with Chemical Bank in various capacities of operations, retail banking and computer systems. Mr. Willumstad’s extensive banking and financial services experience led the board to conclude that he should serve as a director and as chairman of the board of directors.

Additional information is set forth below regarding other officers of our Company and our Bank:

Martha L. Long, 54, has served as the Bank’s chief financial officer since 2012. Ms. Long previously assisted the Bank with financial accounting matters as an independent contractor beginning in June 2011. She has over 31 years of experience in various senior financial officer roles. Prior to her work with the Bank, Ms. Long served in various accounting capacities, including most recently working for her own CPA firm from 2009 to 2012. Prior to that, she served as Senior Vice President for AIMCO, a publicly held real estate investment trust from 1998 to 2009 in various financial capacities. She has also served as Senior Vice

President and Controller for two SEC-registered companies, The First Savings Bank and Insignia Financial Group, Inc., an owner and operator of multi-family housing facilities. Ms. Long is a graduate of Bob Jones University with a degree in Accounting and is a certified public accountant in South Carolina.

Schaefer M. Carpenter, 48, has served as our executive vice president and retail banking director since 2005. He has over 25 years of banking experience in the Greenville market. He previously served as vice president and branch manager for SouthTrust Bank in Greenville, South Carolina, a position he held from 1999 to 2004. Prior to his employment with SouthTrust, Mr. Carpenter served as an auditor, credit analyst and branch manager for Central Carolina Bank and as a state bank examiner for the South Carolina State Board of Financial Institutions. A native of Greenville, South Carolina, Mr. Carpenter received his B.S. in finance from the University of South Carolina and is a graduate of the South Carolina Bankers School.

E. Fred Moore, 54, has served as our executive vice president and chief credit officer since 2006. He previously served as a senior vice president of risk management for First National Bank of the South in Spartanburg, South Carolina. He has almost 30 years of experience in administrative banking and finance, including credit administration and internal audit. Mr. Moore was previously employed with American Federal as a senior credit analyst until November 2000, when he resigned to join First National Bank of the South. He graduated from University of South Carolina in 1982 where he received his B.A. in business economics.

Family relationships. Charles D. Walters and Roger W. Walters are brothers. Vivian A. Wong is the sister-in-law of Paul P. Lam, one of our organizers. There are no other family relationships among any of our directors, proposed directors, executive officers, or other officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers and directors and persons who own more than 10% of the Company’s common stock to file reports of ownership and changes in ownership with the SEC. Based solely on the Company’s review of these forms and written representations from the officers and directors, the Company believes that all Section 16(a) filing requirements were met during fiscal 2012, with the following exceptions:

•	Late filing of Form 4 for Director Hipp that has since been filed.

•	Late filing of Form 3 for Martha L. Long to report status as chief financial officer of the Bank that has since been filed.

•	Late filing of Form 4 for Directors Rex and Austell that has since been filed.

Code of Ethics

We expect all of our directors, executive officers, and other employees to conduct themselves honestly and ethically, particularly in handling actual and apparent conflicts of interest and providing full, accurate, and timely disclosure to the public.

We have adopted a Code of Ethics that is applicable to our directors, executive officers, principal shareholders, and other employees, including our principal executive officer and our principal financial officer. A copy of this Code of Ethics is available without charge to shareholders upon request to the secretary of the Company, at Independence Bancshares, Inc., 500 East Washington St., Greenville, South Carolina 29601.

Audit Committee and Audit Committee Financial Expert

Our audit committee is currently composed of Mr. McLean, Mr. Hipp, Dr. Patel and Mr. Rex. Each of these members is considered “independent” under NASDAQ Rule 5605(c)(2). The board of directors has determined that Mr. McLean is an “audit committee financial expert” as defined in Item 407(d)(5) of the SEC’s Regulation S-K. The audit committee met four times in 2012.

The audit committee functions are set forth in its charter, which was adopted on May 5, 2005 and ratified on November 3, 2011. A copy of the audit committee charter is attached as Appendix A to our 2012 proxy statement. The audit committee has the responsibility of reviewing financial statements, evaluating internal accounting controls, reviewing reports of regulatory authorities, and determining that all audits and examinations required by law are performed. The committee recommends to the board the appointment of the independent auditors for the next fiscal year, reviews and approves the auditor’s audit plans, and reviews with the independent auditors the results of the audit and management’s responses. The audit committee is responsible for overseeing the entire audit function and appraising the effectiveness of internal and external audit efforts. The audit committee reports its findings to the board of directors.

Item 11.    Executive Compensation.

Summary Compensation Table

The following table summarizes the compensation paid to or earned by each of the named executive officers for the year ended December 31, 2012:

Name and Position	Year	Salary	Bonus	Option Awards	All Other Compensation		Total
Gordon A. Baird	2012	$—	$—	$—	$250,000	(4)	$250,000
Chief Executive Officer of the	2011	$—	$—	$—	$—		$—
Company(1)
Lawrence R. Miller	2012	$160,600	$—	$—	$13,749	(3,4)	$174,349
President and Chief Executive	2011	$160,600	$—	$—	$9,651	(3,4)	$170,251
Officer of the Bank(1)
Martha L. Long	2012	$113,333	$—	$—	$59,232	(3,4)	$172,565
Chief Financial Officer of the	2011	$—	$—	$—	$60,380	(4)	$60,380
Bank(2)
E. Fred Moore	2012	$119,300	$—	$—	$2,771	(3)	$122,071
Executive Vice President and Chief	2011	$119,300	$—	$—	$1,423	(3)	$120,723
Credit Officer of the Company and
the Bank

(1)	Effective as of December 31, 2012, Mr. Baird joined the Company as its chief executive officer, and Lawrence R. Miller stepped down from this role. Mr. Miller continues in his role as the Bank’s chief executive officer.

(2)	On August 16, 2012, Ms. Long was named as the Bank’s chief financial officer. Ms. Long previously assisted the Bank with financial accounting matters as an independent contractor beginning in June 2011.

(3)	Includes 401K matching contributions, excess premiums for life insurance at two times salary and premiums for long-term and short-term disability insurance policies. All of these benefits are provided to all full time employees on a nondiscriminatory basis.

(4)	Includes membership dues paid to country clubs, vehicle expenses, and premiums paid on additional life insurance. For Mr. Baird and Ms. Long, this includes payments made as contractors.

Employment Agreements

On March 27, 2013, the Company entered into an employment agreement with Gordon A. Baird under which Mr. Baird agreed to serve as president and chief executive officer of the Company for a term of two years. Mr. Baird’s employment with the Company will be automatically extended for additional terms of one year each unless the Company delivers a notice of termination at least three months prior to the end of the term. Under the agreement, Mr. Baird is entitled to an annual base salary of $360,000 per year, and the board of directors (or an appropriate committee thereof) will review Mr. Baird’s annual base salary at least annually for upward adjustment. He is eligible to receive an annual bonus of up to 200% of his annual base salary, with a target annual bonus of 100% of his annual base salary, if the Bank achieves certain performance levels. He is also eligible to participate in any long-term equity incentive program and is eligible for grants of stock options, restricted stock, or other awards thereunder. As of March 27, 2013, Mr. Baird has been granted options to purchase a total of 375,000 shares of common stock. These options were granted on December 31, 2012, under our 2005 Incentive Plan and were immediately vested. The options have a term of 10 years. Additionally, Mr. Baird participates in the Company’s retirement, welfare, and other benefit programs and is entitled to reimbursement for travel and business expenses.

Mr. Baird’s employment agreement also provides that during his employment and for a period of 12 months following termination, he may not (a) solicit customers of the Bank (other than for any transaction and financial technology services businesses), or (b) solicit employees of the Bank for employment with a competing business. Upon a termination of his employment for any reason, Mr. Baird is not entitled to any severance payments.

We entered into an employment agreement with Lawrence R. Miller on December 10, 2008, for an initial one-year term, annually renewing thereafter, pursuant to which he served as the president and the chief executive officer of the Company and the Bank. On December 31, 2012, the Company, the Bank and Mr. Miller entered into an amendment to his employment agreement solely to remove references to his position as the Company’s president and chief executive officer. As of March 27, 2013, Mr. Miller receives an annual salary of $160,600, plus a portion of his yearly medical insurance premium. He is eligible to receive an annual increase in his salary as determined by the board of directors. He is eligible to receive an annual bonus of up to 50% of his annual salary if the Bank achieves certain performance levels to be determined from time to time by the board of directors. He is also eligible to participate in any management incentive program of the Bank or any long-term equity incentive program and is eligible for grants of stock options and other awards thereunder. As of March 27, 2013, Mr. Miller has been granted options to purchase a total of 42,885 shares of common stock. These options were granted in 2005, 2007, and 2008 under our 2005 Incentive Plan, with each grant vesting over a three-year period beginning on the date of grant. All options have a term of 10 years. Additionally, Mr. Miller participates in the Bank’s retirement, welfare, and other benefit programs and is entitled to a life insurance policy and an accident liability policy and reimbursement for automobile expenses, club dues, and travel and business expenses.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning equity awards that were outstanding to our named executive officers at December 31, 2012.

	Option Awards
	Number of Securities Underlying Unexercised Options		Option Exercise Price	Option Expiration Date	Grant-date Fair Value
	Exercisable	Unexercisable	(per share)
Gordon A. Baird	375,000	—	$0.80	12/31/2022	$300,000

Lawrence R. Miller	15,000	—	$10.00	07/26/2015	$61,650
	13,500	—	$10.00	04/11/2017	$57,375
	14,385	—	$10.50	01/23/2018	$57,396

E. Fred Moore	5,000	—	$10.00	04/12/2016	$21,500
	8,000	—	$10.00	04/11/2017	$34,000
	8,885	—	$10.50	01/23/2018	$35,451

The options granted to Mr. Baird were immediately vested on the grant date. The options previously granted to Mssrs. Miller, Moore, and Carpenter vested at a rate of 33% each year on the first three anniversaries of the date of grant.

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

Director Compensation

In 2012, we did not pay our outside directors fees for board meeting or committee meeting attendance. We do not currently have approved plans to pay our outside directors for board meeting or committee meeting attendance.

In July 2008, we granted 5,000 stock options to each of our two then-new directors, Mr. McLean and Mr. Rex. These options were granted at an exercise price of $10.00 per share, vested at a rate of 33% each year on the first three anniversaries of the date of grant and expire on July 22, 2018.

In conjunction with the opening of the Bank in 2005, each director and the organizer, Paul P. Lam, received a warrant to purchase one share of common stock at a purchase price of $10.00 per share for every share purchased by that individual, up to a maximum of 25,000 shares of our common stock. In total, we granted our directors and the organizer, Paul P. Lam, warrants to purchase 412,500 shares of common stock exercisable until May 16, 2015. At December 31, 2012, 337,500 warrants remained outstanding, as 50,000 warrants were forfeited in May 2008 when the board terms for directors Carpenter and Hamby expired, and 25,000 warrants were forfeited in October 2009 when Dr. Ray Samuels retired from the board.

Equity Based Compensation Plan Information

For information regarding equity-based compensation awards outstanding and available for future grants at December 31, 2012, see Part II, Item 5 “Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” included in this Annual Report on Form 10-K.

Potential Payments upon Termination or Change in Control

For information regarding the potential payments that would be due upon Termination or Change in Control, see “Employment Agreements” in this Part II, Item 11 “Executive Compensation” included in this Annual Report on Form 10-K.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth information known to the Company with respect to beneficial ownership of the Company’s common stock as of March 27, 2013 for (i) each director and nominee, (ii) each holder of 5.0% or greater of the Company’s common stock, (iii) the Company’s named executive officers, and (iv) all executive officers and directors as a group. Unless otherwise indicated, the mailing address for each beneficial owner is care of Independence Bancshares, Inc., 500 East Washington St., Greenville, South Carolina 29601.

Name	Number of Shares Owned(1)	Right to Acquire(2)	Percentage of Beneficial Ownership(3)
Robert M. Austell	87,500	25,000	.57%
Gordon A. Baird(4)	406,250	375,000	3.89%
John W. Burnett, Sr.	115,600	25,000	.71%
Schaefer M. Carpenter	4,125	20,885	.13%
Billy J. Coleman	219,000	25,000	.25%
Jose De Ocampo	25,100	25,000	2.37%
Alvin G. Hageman(5)	1,156,250	—	5.86%
John B. Helmers	625,000	—	3.17%
H. Neel Hipp, Jr.	315,500	25,000	1.72%
Paul P. Lam, organizer	226,500	25,000	1.27%
Martha L. Long	62,500	—	.32%
William R. Mathis	25,100	25,000	.25%
A. Alexander McLean, III	215,000	5,000	1.11%
Lawrence R. Miller	87,500	55,385	.72%
E. Fred Moore	4,125	21,885	.13%
Sudhirkumar C. Patel	88,500	25,000	.57%
Hasmukh P. Rama	226,500	25,000	1.27%
Donald H. Rex, Jr.	34,250	5,000	.20%
Keith Stock	125,000	—	.63%
Charles D. Walters	125,000	25,000	.63%
Roger W. Walters	107,500	25,000	.67%
Robert B. Willumstad	1,250,000	—	6.33%
Vivian A. Wong	179,000	25,000	1.03%
All directors and executive officers as a group (23 persons)	5,710,800	783,155	31.65%

(1)	Includes shares for which the named person has sole voting and investment power, has shared voting and investment power with a spouse, or holds in an IRA or other retirement plan program, unless otherwise indicated in these footnotes.

(2)	Includes shares that may be acquired within 60 days of the date of this proxy statement by exercising vested stock options and warrants but does not include any unvested stock options or warrants. Each of our directors, with the exception of A. Alexander McLean, III and Donald H. Rex, Jr., and Paul P. Lam served as organizers of our Bank. Each of these organizing directors and Mr. Lam received a warrant to purchase one share of common stock at a purchase price of $10.00 per share for every share purchased by that individual, up to a maximum of 25,000 warrants, in our initial public offering as compensation for the risks taken in forming the Bank, including their personal guarantees of the original line of credit. These warrants cover an aggregate of 337,500 shares and are exercisable until May 16, 2015. A. Alexander McLean, III and Donald H. Rex, Jr. each received 5,000 stock options on July 22, 2008 as discussed under “Director Compensation” above.

(3)	For each individual, this percentage is determined by assuming the named person exercises all options and warrants which he or she has the right to acquire within 60 days, but that no other persons exercise any options or warrants. For the directors and executive officers as a group, this percentage is determined by assuming that each director and executive officer exercises all options and warrants which he or she has the right to acquire within 60 days, but that no other persons exercise any options or warrants. The calculations are based on 19,733,760 shares of common stock outstanding on December 31, 2012.

(4)	Consists of 900,000 shares held by Baird Hageman & Co. Series 1, LLC and 172,250 shares individually owned by Gordon A. Baird. Mr. Baird and Alvin G. Hageman are the members of the board of managers of Baird Hageman & Co., LLC and therefore share voting and investment power over the shares. The foregoing is not an admission by Mr. Baird that he is the beneficial owner of the shares held by Baird Hageman & Co., LLC. The address of Baird Hageman & Co., LLC is c/o Baird Hageman & Co., LLC, 33 Christie Hill Road, Darien, CT 06820.

(5)	Consists of 900,000 shares held by Baird Hageman & Co. Series 1, LLC and 490,250 shares individually owned by Alvin G. Hageman. Mr. Hageman and Gordon A. Baird are the members of the board of managers of Baird Hageman & Co., LLC and therefore share voting and investment power over the shares. The foregoing is not an admission by Mr. Hageman that he is the beneficial owner of the shares held by Baird Hageman & Co., LLC. The address of Baird Hageman & Co., LLC is c/o Baird Hageman & Co., LLC, 33 Christie Hill Road, Darien, CT 06820.

Name	Number of Shares Owned	Right to Acquire	Percentage of Beneficial Ownership
Name and Address of Beneficial Owner*
Hunington Partners, LLLP	1,875,000	—	9.50%
10 S. Wacker Drive, Suite 2675 Chicago, IL 60606

Steven D. Hovde	1,250,000	—	6.33%
968 Williamsburg Park Barrington, IL 60010

*	Other than those included in the directors and officers table above.

Item 13.    Certain Relationships and Related Transactions.

Transactions with Related Persons

The Bank has had, and expects to have in the future, loans and other banking transactions in the ordinary course of business with directors (including our independent directors) and executive officers of the Company and its subsidiaries, including members of their families or corporations, partnerships or other organizations in which such officers or directors have a controlling interest. These loans are made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with unrelated parties. Such loans do not involve more than the normal risks of repayment nor present other unfavorable features.

Loans to individual directors and officers must also comply with our Bank’s lending policies and statutory lending limits, and directors with a personal interest in any loan application are excluded from the consideration of the loan application.

In addition, our CEO Gordon Baird founded MPIB in July 2011 to focus on digital payments, mobile banking and consumer finance. Since that time, MPIB has been developing a business model for the payments business and holding discussions regarding the business with retailers and other potential customers. We are currently negotiating an arm’s-length agreement with MPIB under which we would obtain the right to acquire MPIB or its assets, including its intellectual property, customer agreements and relationships. Any such acquisition would be subject to our obtaining any required regulatory approvals. In order to address the conflict of interest with Mr. Baird serving as CEO of the Company and CEO of MPIB, consistent with internal and external corporate governance and our affiliated transaction policy, we determined it would be necessary and appropriate to appoint a committee comprised solely of disinterested directors to negotiate on behalf of the Company with MPIB. Mr. Baird is excluded from negotiating with MPIB as an executive officer and director of the Company.

If we are able to negotiate an agreement with MPIB on terms that we find acceptable, we hope to acquire the exclusive option to purchase MPIB or its assets in return for an upfront fee and certain earnout payments, the terms of which are still being negotiated. It is expected that any upfront fee would not exceed $7 million, and any earnout payments would not exceed 7% of the revenue generated by any digital payments business over a period of not longer than seven years. Further, we anticipate that any such earnout payments would only be due once our digital payments business has generated revenue over a minimum threshold. We would also anticipate receiving a license to use MPIB’s intellectual property and other assets on an interim basis, for no additional fees, until we elect whether to exercise our purchase option. We anticipate that if any proposed changes to our business model do not receive regulatory approval, or we enter into a license agreement but elect not to exercise an option to purchase MPIB’s intellectual property, any temporary license would terminate.

Director Independence

We apply the definition of independent director as defined by NASDAQ Rule 5605(a)(2). In accordance with this guidance, all directors of the Company are considered independent with the exception of Gordon A. Baird, the Company’s chief executive officer, and Lawrence R. Miller, the Bank’s president and chief executive officer.

Item 14.    Principal Accounting Fees and Services.

Elliott Davis, LLC was our auditor during the fiscal year ended December 31, 2012. A representative of Elliott Davis, LLC will be present at the 2013 annual shareholders’ meeting and will be available to respond to appropriate questions and will have the opportunity to make a statement if he or she desires to do so. The following table shows the fees that we paid for services performed in fiscal years ended December 31, 2012 and 2011:

	Years Ended December 31,
	2012	2011
Audit Fees	$56,500	$53,750
Audit-Related Fees	8,500	3,200
Tax Fees	12,945	6,725
All Other Fees
Total	$77,945	$63,675

Audit Fees

This category includes the aggregate fees billed for professional services rendered by the independent auditors during the Company’s 2012 and 2011 fiscal years for the audit of the Company’s consolidated annual financial statements and quarterly reports on Form 10-Q.

Audit-Related Fees

This category includes the aggregate fees billed for non-audit services, exclusive of the fees disclosed relating to audit fees, during the fiscal years ended December 31, 2012 and 2011. These services principally include the assistance for various filings with the SEC and consultations regarding accounting and disclosure matters.

Tax Fees

This category includes the aggregate fees billed for tax services rendered in the preparation of federal and state income tax returns for the Company and its subsidiaries.

Oversight of Accountants; Pre-Approval of Accounting Fees

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

Item 15.    Exhibits, Financial Statement Schedules.

(a)(1)	Financial Statements

The following consolidated financial statements are included in Item 8 of this report:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2012 and 2011

•	Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2012 and 2011

•	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2012 and 2011

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011

•	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

These schedules have been omitted because they are not required, are not applicable or have been included in our consolidated financial statements.

(3)	Exhibits

See the “Exhibit Index” immediate following the signature page to this report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENCE BANCSHARES, INC.

Dated: March 27, 2013	By: /s/ Gordon A. Baird
Gordon A. Baird Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gordon A. Baird, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Gordon A. Baird Gordon A. Baird	Chief Executive Officer (Principal Executive Officer) Director	March 27, 2013

/s/ Martha L. Long Martha L. Long	Principal Financial Officer	March 27, 2013

/s/ Robert M. Austell Robert M. Austell	Director	March 27, 2013

/s/ John W. Burnett John W. Burnett	Director	March 27, 2013

/s/ Billy J. Coleman Billy J. Coleman	Director	March 27, 2013

/s/ Jose De Ocampo	Director

/s/ H. Neel Hipp, Jr. H. Neel Hipp, Jr.	Director	March 27, 2013

/s/ William R. Mathis William R. Mathis	Director	March 27, 2013

Signature	Title	Date
/s/ A. Alexander McLean A. Alexander Mclean	Director	March 27, 2013

/s/ Lawrence R. Miller Lawrence R. Miller	Director	March 27, 2013

/s/ Sudhirkumar C. Patel	Director

/s/ Hasmukh P. Rama	Director

/s/ Donald H. Rex, Jr. Donald H. Rex, Jr.	Director	March 27, 2013

/s/ Charles D. Walters	Director

/s/ Roger W. Walters Roger W. Walters	Director	March 27, 2013

/s/ Vivian A. Wong Vivian A. Wong	Director	March 27, 2013

EXHIBIT INDEX

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form SB-2, File No. 333-121485).
3.2	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A filed on May 2, 2011).
3.3.	Amended and Restated Bylaws as of March 5, 2012.
4.1
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

10.2	Form of Stock Warrant Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Form SB-2, File No. 333-121485).*
10.3	Independence Bancshares, Inc. 2005 Stock Incentive Plan and Form of Option Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-QSB for the period ended June 30, 2005). *
10.4	Stock Warrant Agreement between Lawrence R. Miller and the Company dated May 16, 2005 (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-QSB for the period ended June 30, 2005).*
10.5	Amendment No. 1 to the Independence Bancshares, Inc. 2005 Stock Incentive Plan (incorporated by reference to the Company’s Form 10-Q for the period ended September 30, 2008).*
10.6
Formal Agreement by and between Independence National Bank and the Comptroller of the Currency dated January 20, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 22, 2010.

10.7
Consent Order by and between Independence National Bank and the Comptroller of the Currency dated November 14, 2011 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on November 18, 2011.

10.8	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 7, 2013).
10.9	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on January 7, 2013).
10.10
Amendment dated December 31, 2012 to the Employment Agreement dated December 10, 2008 by and among Independence Bancshares, Inc., Independence National Bank, and Lawrence R. Miller. (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on January 7, 2013).*

10.11	Amendment No. 2 to the Independence Bancshares, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 5, 2013).*
10.12	Independence Bancshares, Inc. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on March 5, 2013).*

1

10.13	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on March 5, 2013).*
10.14	Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on March 5, 2013).*
21.1	Subsidiaries of the Company.
23.1	Consent of Elliott Davis, LLC.
24.1	Power of Attorney (filed as part of the signature page herewith).
31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.
31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.
32	Section 1350 Certifications of the Principal Executive Officer and Principal Financial Officer.
101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in eXtensible Business Reporting Language (XBRL); (i) the Consolidated Balance Sheets at December 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2012 and 2011, (iii) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011, and (iv) Notes to Consolidated Financial Statements*.

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

2