Form 10-Q
period 2013-03-31
Independence Bancshares, Inc.
filed 2013-05-13
CIK 1311828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2013

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

____________________________________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 19,733,760 shares of common stock, $.01 par value per share, were issued and outstanding as of May 13, 2013.

Independence Bancshares, Inc.

Part I — Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
	(unaudited)	(audited)
Assets
Cash and due from banks	$18,383,951	$20,138,500
Federal funds sold	9,574,934	2,500,000
Investment securities available for sale	24,308,819	25,484,115
Non-marketable equity securities	716,700	735,300
Loans, net of allowance for loan losses of $1,790,346 and $1,858,416, respectively	65,153,208	68,523,330
Accrued interest receivable	319,310	361,777
Property and equipment, net	2,182,348	2,189,600
Other real estate owned and repossessed assets	5,559,090	4,468,294
Other assets	608,100	483,470
Total assets	$126,806,460	$124,884,386

Liabilities
Deposits:
Noninterest bearing	$7,557,162	$8,510,872
Interest bearing	92,200,498	87,893,516
Total deposits	99,757,660	96,404,388

Borrowings	7,000,000	7,000,000
Securities sold under agreements to repurchase	29,012	108,680
Accrued interest payable	37,802	35,913
Accounts payable and accrued expenses	241,936	775,899
Total liabilities	107,066,410	104,324,880

Commitments and contingencies

Shareholders’ equity
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued	—	—
Common stock, par value $.01 per share; 100,000,000 shares authorized; 19,733,760 shares issued and outstanding	197,338	197,338
Additional paid-in capital	33,781,883	33,745,883
Accumulated other comprehensive income (loss)	(221,873)	8,033
Accumulated deficit	(14,017,298)	(13,391,748)
Total shareholders’ equity	19,740,050	20,559,506
Total liabilities and shareholders’ equity	$126,806,460	$124,884,386

The accompanying notes are an integral part of these consolidated financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)
(unaudited)

	Three Months Ended March 31
	2013	2012
Interest income
Loans	$866,070	$1,006,529
Investment securities	123,181	87,260
Federal funds sold and other	10,948	12,174
Total interest income	1,000,199	1,105,963

Interest expense
Deposits	140,828	228,815
Borrowings	27,852	52,737
Total interest expense	168,680	281,552

Net interest income	831,519	824,411
Provision for loan losses	—	—

Net interest income after provision for loan losses	831,519	824,411

Non-interest income
Service fees on deposit accounts	10,207	9,858
Residential loan origination fees	23,968	27,206
Gain on sale of investment securities	—	15,991
Other income	5,238	9,627
Total non-interest income	39,413	62,682

Non-interest expenses
Compensation and benefits	488,801	448,800
Real estate owned activity	90,838	(337,466)
Occupancy and equipment	143,756	142,114
Insurance	109,997	116,789
Data processing and related costs	81,679	79,563
Professional fees	214,046	175,845
Product research and development expense	275,481	—
Other	91,884	72,425
Total non-interest expenses	1,496,482	698,070

Income (loss) before income tax expense (benefit)	(625,550)	189,023

Income tax expense (benefit)	—	—

Net income (loss)	$(625,550)	$189,023

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on investment securities available for sale, net of tax	(229,906)	56,928
Reclassification adjustment included in net income (loss), net of tax	—	(10,553)
Other comprehensive income (loss)	(229,906)	46,375

Total comprehensive income (loss)	$(855,456)	$235,398
Income (loss) per common share — basic and diluted	$(.03)	$.09
Weighted average common shares outstanding — basic and diluted	19,733,760	2,085,010

The accompanying notes are an integral part of these consolidated financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Changes in Shareholders’ Equity
(unaudited)

	Common stock		Additional	Accumulated other comprehensive	Accumulated
	Shares	Amount	paid-in capital	income	deficit	Total
December 31, 2011	2,085,010	$20,850	$21,102,085	$84,450	$(12,778,712)	$8,428,673
Compensation expense related to stock options granted	—	—	168,750	—	—	168,750
Issuance of stock — capital raise, net of expenses	17,648,750	176,488	12,475,048	—	—	12,651,536
Net loss	—	—	—	—	(613,036)	(613,036)
Other comprehensive loss	—	—	—	(76,417)	—	(76,417)

December 31, 2012	19,733,760	$197,338	$33,745,883	$8,033	$(13,391,748)	$20,559,506

December 31, 2012	19,733,760	$197,338	$33,745,883	$8,033	$(13,391,748)	$20,559,506
Compensation expense related to stock options granted	—	—	36,000	—	—	36,000
Net loss	—	—	—	—	(625,550)	(625,550)
Other comprehensive loss	—	—	—	(229,906)	—	(229,906)
March 31, 2013	19,733,760	$197,338	$33,781,883	$(221,873)	$(14,017,298)	$19,740,050

The accompanying notes are an integral part of these consolidated financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2013	2012
Operating activities
Net income (loss)	$(625,550)	$189,023
Adjustments to reconcile net income (loss) to cash used in operating activities
Provision for loan losses	—	—
Depreciation	31,341	46,719
Amortization of investment securities premiums, net	104,877	17,246
Compensation expense related to stock options granted	36,000	—
Gain on sale of investment securities	—	(15,991)
Net changes in fair value and losses on other real estate owned and repossessed assets	40,016	(411,433)
Decrease in other assets, net	(78,025)	(86,309)
Increase (decrease) in other liabilities, net	(532,074)	32,523
Net cash used in operating activities	(1,023,415)	(228,222)

Investing activities
Repayments of loans, net	2,177,765	2,085,363
Purchase of investment securities available for sale	—	(2,592,228)
Maturities and sales of investment securities available for sale	—	2,602,460
Repayments of investment securities available for sale	836,375	415,204
Redemption of non-marketable equity securities, net	18,600	19,750
Purchase of property and equipment, net	(24,088)	(2,931)
Sale of other real estate owned and repossessed assets	61,544	1,733,944
Net cash provided by investing activities	3,070,196	4,261,562

Financing activities
Increase in deposits, net	3,353,272	917,112
Decrease in borrowings	(79,668)	(85,268)
Net cash provided by financing activities	3,273,604	831,844

Net increase in cash and cash equivalents	5,320,385	4,865,184

Cash and cash equivalents at beginning of the period	22,638,500	15,201,491

Cash and cash equivalents at end of the period	$27,958,885	$20,066,675

Supplemental information:
Cash paid for
Interest	$166,791	$285,595
Schedule of non-cash transactions
Change in unrealized gain (loss) on securities, net of tax	$(229,906)	$46,375
Transfers between loans and other real estate owned	$1,192,357	$1,379,030

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

NOTE 1 — NATURE OF BUSINESS AND BASIS OF PRESENTATION

Independence Bancshares, Inc. (the “Company”) is a South Carolina corporation organized to operate as a bank holding company pursuant to the federal Bank Holding Company Act of 1956 and the South Carolina Bank Holding Company Act, and to own and control all of the capital stock of Independence National Bank (the “Bank”). The Bank is a national association organized under the laws of the United States to conduct general banking business in Greenville, South Carolina and operates three full service branch offices in Greenville, South Carolina. On May 31, 2005, the Company sold 2,085,010 shares of its common stock in its initial public offering. All shares were sold at $10.00 per share. The offering raised approximately $20.5 million, net of offering costs. On December 31, 2012, the Company sold 17,648,750 shares of common stock at a price of $0.80 per share to certain accredited and unaccredited investors, including members of our board of directors, for gross proceeds of approximately $14.1 million (the “Private Placement”).

Upon closing the Private Placement, the Company made a capital contribution of $2.25 million to the Bank in order to increase the Bank’s capital levels above the amounts specified in the Bank’s consent order (the “Consent Order”) with the Office of the Comptroller of the Currency (the “OCC”). We intend to use the proceeds of the Private Placement and from a follow-on public offering to our shareholders to explore mobile banking, payments and transaction services business opportunities.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for 2012 as filed with the Securities and Exchange Commission.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amount of income and expenses during the reporting periods. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, other real estate owned, fair value of financial instruments, evaluating other-than-temporary impairment of investment securities and valuation of deferred tax assets.

Business Segments

The Company reports its activities as two business segments, the traditional banking services and Mobile Transaction Services. In determining proper segment definition, the Company considers the materiality of a potential segment and components of the business about which financial information is available and regularly evaluated, relative to a resource allocation and performance assessment. Please refer to “Note 7 — Business Segments” for further information on the reporting for the two business segments.

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

Recent Developments

As noted above, we completed the Private Placement on December 31, 2012, and subsequently made a capital contribution of $2.25 million to the Bank in order to increase the Bank’s capital levels above the amounts specified in the Consent Order. We made an additional $750,000 capital contribution to the Bank on March 31, 2013.

Recent Regulatory Developments

On November 14, 2011, the Bank entered into the Consent Order with its primary regulator, the OCC, which contains a requirement that the Bank maintain minimum capital ratios that exceed the minimum regulatory capital ratios for “well-capitalized” banks. The Consent Order required the Bank to achieve Tier 1 capital of at least 9% of adjusted total assets, Tier 1 risk based capital of at least 10%, and total risk based capital of at least 12% of risk-weighted assets by March 31, 2012. With funds from the Private Placement, the Company made a capital contribution of $2.25 million to the Bank on December, 31, 2012. As a result, the Bank’s capital levels are now above the higher minimum capital levels imposed by the OCC in the Consent Order, and the Bank is in compliance with a majority of the Articles in the Consent Order. Nevertheless, as long as the higher minimum capital levels imposed by the Consent Order remain in effect, the Bank will not be deemed to be “well-capitalized”. As of December 31, 2012, the Bank was considered “adequately capitalized”. For additional information on the Consent Order, including actions the Bank has taken in response to the Consent Order, see “Management’s Discussion and Analysis — Recent Regulatory Developments” and “Management’s Discussion and Analysis — Results of Operations — Capital Resources.”

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies is included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for 2012 as filed with the Securities and Exchange Commission.

Cash and Cash Equivalents — For purposes of reporting cash flows, cash and cash equivalents include cash, amounts due from banks and federal funds sold. Generally, federal funds are sold for one-day periods. Due to the short term nature of cash and cash equivalents, the carrying amount of these instruments is deemed to be a reasonable estimate of fair value.

Income (Loss) per Share — Basic income (loss) per share represents net income (loss) divided by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method. For the three month period ended March 31, 2013, as a result of the Company’s net loss, all of the potential common shares were considered anti-dilutive. For the three month period ended March 31, 2012, all of the potential common shares were considered anti-dilutive due to the average trading price of the Company’s common stock which was well below the exercise price of all outstanding options and warrants.

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

Income Taxes — The Company accounts for income taxes in accordance with FASB ASC Topic 740, “Income Taxes”. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established to reduce deferred tax assets if it is determined to be “more likely than not” that all or some portion of the potential deferred tax asset will not be realized. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for 2012 as filed with the Securities and Exchange Commission.

We did not recognize any income tax benefit or expense for the three month periods ended March 31, 2013 and 2012 due to our net operating loss carryforward position. Accounting literature states that a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized. The determination of whether a deferred tax asset is realizable is based on weighting all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified. During our September 30, 2010 quarterly analysis of the valuation allowance recorded against our deferred tax assets, we determined that it was not more likely than not that our deferred tax assets will be recognized in future years due to the continued decline in credit quality and the resulting impact on net interest margin, increased net losses, and negative impact on capital as a result of provision for loan losses and write-downs on other real estate owned, and we recorded a 100% valuation allowance against the deferred tax asset. We will continue to analyze our deferred tax assets and related valuation allowance each quarter taking into account performance compared to forecast and current economic or internal information that would impact forecasted earnings.

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

Recently Issued Accounting Pronouncements — The following is a summary of recent authoritative pronouncements that may affect our accounting, reporting, and disclosure of financial information:

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

In June 2011, the FASB issued ASU 2011-05 Presentation of Comprehensive Income (“ASU 2011-05”). This standard eliminated the current option to report other comprehensive income and its components in the statement of changes in shareholders’ equity and was intended to enhance comparability between entities that report under GAAP and those that report under International Financial Reporting Standards and to provide a more consistent method of presenting non-owner transactions that impact an entity’s equity. ASU 2011-05 requirements were effective for the Company beginning January 1, 2012 and for interim and annual periods thereafter. In December 2011, the FASB issued ASU 2011-12 Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”) which deferred the effective date of the requirement under ASU 2011-05 to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income. The adoption of the requirements of ASU 2011-05 not deferred by ASU 2011-12 did not have a material impact on the Company’s financial position, results of operations or cash flows. Currently, all of the Company’s comprehensive income (loss) relates to the change in the unrealized gain (loss) of investment securities available for sale.

In February 2013, the FASB issued ASU 2013-02 Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income (“ASU 2013-02”) to address the reporting of amounts reclassified out of accumulated other comprehensive income. Specifically, the amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, in certain circumstances an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amendments were effective for the Company on a prospective basis for reporting periods beginning after December 15, 2012. The amendments did not have a material impact on the Company’s financial position, results of operations and cash flows.

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

	March 31, 2013
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Government-sponsored enterprises	$1,000,000	$166	$—	$1,000,166
Government-sponsored mortgage-backed	13,056,840		(194,930)	12,928,489
Municipals, tax-exempt	9,142,513	13,545	(157,782)	8,998,276
Municipals, taxable	1,331,339	50,549	—	1,381,888
Total investment securities	$24,530,692	$130,839	$(352,712)	$24,308,819

	December 31, 2012
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Government-sponsored enterprises	$1,000,000	$1,783	$—	$1,001,783
Government-sponsored mortgage-backed	13,970,527	94,008	(121,417)	13,943,118
Municipals, tax-exempt	9,168,199	75,608	(68,218)	9,175,589
Municipals, taxable	1,333,217	30,443	(35)	1,363,625
Total investment securities	$25,471,943	$201,842	$(189,670)	$25,484,115

At March 31, 2013, investment securities with a fair value of $17.1 million and unrealized losses of $352,712 had been in a continuous loss position for less than twelve months and all remaining investment securities were in an unrealized gain position. At December 31, 2012, investment securities with a fair value of $13.2 million and unrealized losses of $189,670 had been in a continuous loss position for less than twelve months and all remaining investment securities were in an unrealized gain position. The Company has the ability and intent to hold the investment securities until such time as the value recovers or the security matures.

The amortized costs and fair values of investment securities available for sale at March 31, 2013, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers have the right to prepay the obligations.

	March 31, 2013
	Amortized Cost	Fair Value
Due within one year	$—	$—
Due after one through three years	1,000,000	1,000,166
Due after three through five years	—	—
Due after five through ten years	2,049,628	1,990,832
Due after ten years	21,481,064	21,317,821
Total investment securities	$24,530,692	$24,308,819

NOTE 4 — LOANS

At March 31, 2013, our gross loan portfolio consisted primarily of $35.7 million of commercial real estate loans, $9.5 million of commercial business loans, and $21.8 million of consumer and home equity loans. Our current loan portfolio composition is not materially different than the loan portfolio composition disclosed in the footnotes to the consolidated financial statements included in our Annual Report on Form 10-K for 2012 as filed with the SEC.

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

The following table summarizes delinquencies and nonaccruals, by portfolio class, as of March 31, 2013 and December 31, 2012.

	Single and multifamily residential real estate	Construction and development	Commercial real estate — other	Commercial business	Consumer	Total
March 31, 2013
30–59 days past due	$—	$—	$—	$45,402	$—	$45,402
60–89 days past due	—	—	—	—	—	—
Nonaccrual	462,399	2,149,251	339,972	-	1,234	2,952,856
Total past due and nonaccrual	462,399	2,149,251	339,972	45,402	1,234	2,998,258
Total debt restructurings	1,170,454	—	1,302,383	—	—	2,472,837
Current	19,099,991	8,851,648	23,025,649	9,478,701	1,116,669	61,572,658
Total loans (gross of deferred fees)	$20,732,844	$11,000,899	$24,668,004	$9,524,103	$1,117,903	$67,043,753
Deferred fees						(100,199)
Loan loss reserve						(1,790,346)
Total Loans, net						$65,153,208

	Single and multifamily residential real estate	Construction and development	Commercial real estate — other	Commercial business	Consumer	Total
December 31, 2012
30–59 days past due	$46,178	$—	$—	$—	$9,316	$55,494
60–89 days past due	—	—	—	—	1,541	1,541
Nonaccrual	719,260	3,710,587	331,000	—	—	4,760,847
Total past due and nonaccrual	765,438	3,710,587	331,000	—	10,857	4,817,882
Total debt restructurings	1,175,843	—	1,314,205	—	—	2,490,048
Current	19,353,645	8,588,865	23,199,950	10,915,768	1,117,687	63,175,915
Total loans (gross of deferred fees)	$21,294,926	$12,299,452	$24,845,155	$10,915,768	$1,128,544	$70,483,845
Deferred fees						(102,099)
Loan loss reserve						(1,858,416)
Total Loans, net						$68,523,330

At March 31, 2013 and December 31, 2012, there were nonaccrual loans of $3.0 million and $4.8 million, respectively. Foregone interest income related to nonaccrual loans equaled $70,231 and $89,076 for the three months ended March 31, 2013 and 2012, respectively. No interest income was recognized on nonaccrual loans during the three months ended March 31, 2013 and 2012. At March 31, 2013 and December 31, 2012, there were no accruing loans which were contractually past due 90 days or more as to principal or interest payments.

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

The following table summarizes management’s internal credit risk grades, by portfolio class, as of March 31, 2013 and December 31, 2012.

	Single and multifamily residential real estate	Construction and development	Commercial real estate — other	Commercial business	Consumer	Total
March 31, 2013
Pass Loans	$11,120,915	$677,179	$—	$—	$1,117,903	$12,915,997
Grade 1 – Prime	—	—	—	308,750	—	308,750
Grade 2 – Good	—	—	228,350	106,344	—	334,694
Grade 3 – Acceptable	2,173,822	534,667	9,986,724	1,648,532	—	14,343,745
Grade 4 – Acceptable w/ Care	4,610,376	6,216,113	12,810,575	7,460,477	—	31,097,541
Grade 5 – Special Mention	731,197	94,084	—	—	—	825,281
Grade 6 – Substandard	2,096,534	3,478,856	1,642,355	—	—	7,217,745
Grade 7 – Doubtful	—	—	—	—	—	—
Total loans (gross of deferred fees)	$20,732,844	$11,000,899	$24,668,004	$9,524,103	$1,117,903	$67,043,753

	Single and multifamily residential real estate	Construction and development	Commercial real estate — other	Commercial business	Consumer	Total
December 31, 2012
Pass Loans	$11,422,022	$696,905	$139,012	$113,288	$1,128,544	$13,499,771
Grade 1 – Prime	—	—	—	308,750	—	308,750
Grade 2 – Good	—	—	230,280	107,938	—	338,218
Grade 3 – Acceptable	2,117,292	348,161	10,556,916	1,989,425	—	15,011,794
Grade 4 – Acceptable w/ Care	4,659,260	6,027,262	12,273,743	8,333,192	—	31,293,457
Grade 5 – Special Mention	1,061,367	95,941	—	63,175	—	1,220,183
Grade 6 – Substandard	2,034,985	5,131,183	1,645,204	—	—	8,811,372
Grade 7 – Doubtful	—	—	—	—	—	—
Total loans (gross of deferred fees)	$21,294,926	$12,299,452	$24,845,155	$10,915,768	$1,128,544	$70,483,845

Loans graded one through four are considered “pass” credits. At March 31, 2013, approximately 88% of the loan portfolio had a credit grade of “pass” compared to 86% at December 31, 2012. For loans to qualify for this grade, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment. Consumer loans are assigned a “pass” credit rating unless something within the loan warrants a specific classification grade. As of March 31, 2013, we had loans totaling $825,281 classified as special mention. This classification is utilized when an initial concern is identified about the financial health of a borrower. Loans are designated as such in order to be monitored more closely than other credits in the loan portfolio. At March 31, 2013, substandard loans totaled $7.2 million, with all loans being collateralized by real estate. Substandard credits are evaluated for impairment on a quarterly basis.

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

At March 31, 2013, impaired loans totaled $4.2 million, all of which were valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral. Impaired loans decreased $4.3 million from December 31, 2012 due to two loans totaling $1.8 million transferring to REO during the three months ended March 31, 2013. In addition, $2.4 million in loans were evaluated for impairment and deemed not impaired; therefore these loans were included in the general reserve. Market values were obtained using independent appraisals, updated in accordance with our reappraisal policy, or other market data such as recent offers to the borrower. As of March 31, 2013, we had loans totaling approximately $3 million that were classified in accordance with our loan rating policies but were not considered impaired. The following table summarizes information relative to impaired loans, by portfolio class, at March 31, 2013 and December 31, 2012.

	Unpaid principal balance	Recorded investment	Related allowance	Average impaired investment		Year to date interest income
March 31, 2013
With no related allowance recorded:
Single and multifamily residential real estate	$94,701	$91,906	$—	$91,882		$857
Construction and development	1,143,002	1,143,002	—	1,729,199		15,649
Commercial real estate — other	—	—	—	657,103		17,180
With related allowance recorded:
Single and multifamily residential real estate	1,613,212	1,613,212	140,643	1,778,170		13,802
Construction and development	1,089,272	1,006,249	97,060	1,752,428		—
Commercial real estate — other	339,972	339,972	75,972	335,486		—
Consumer	—	—	—	—		—
Total:
Single and multifamily residential real estate	1,707,913	1,705,118	140,643	1,870,052		14,659
Construction and development	2,232,274	2,149,251	97,060	3,481,627		15,649
Commercial real estate — other	339,972	339,972	75,972	992,589		17,180
Consumer	—	—	—	—		—
	$4,280,159	$4,194,341	$313,675	$6,344,268		$47,488
December 31, 2012
With no related allowance recorded:
Single and multifamily residential real estate	$91,859	$91,859	$—	$91,342		$5,405
Construction and development	2,478,357	2,315,396	—	2,233,267		108,322
Commercial real estate — other	1,314,205	1,314,205	—	1,277,725		72,967
Consumer	—	—	—	—		—
With related allowance recorded:
Single and multifamily residential real estate	2,029,076	1,943,127	159,979	1,466,570		—
Construction and development	3,596,136	2,498,606	248,417	3,359,431	,	58,301
Commercial real estate — other	331,000	331,000	34,000	318,679		—
Consumer	—	—	—	—		—
Total:
Single and multifamily residential real estate	2,120,935	2,034,986	159,979	1,557,912		5,405
Construction and development	6,074,493	4,814,002	248,417	5,592,698		166,623
Commercial real estate — other	1,645,205	1,645,205	34,000	1,596,404		72,967
Consumer	—	—	—	—		—
	$9,840,633	$8,494,193	$442,396	$8,747,014		$244,995

Troubled Debt Restructurings (“TDRs”)

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

Our policy with respect to accrual of interest on loans restructured in a TDR follows relevant supervisory guidance. That is, if a borrower has demonstrated performance under the previous loan terms and shows capacity to perform under the restructured loan terms for generally six months; continued accrual of interest at the restructured interest rate is likely. If a borrower was materially delinquent on payments prior to the restructuring, but shows capacity to meet the restructured loan terms, the loan will likely continue as nonaccrual going forward. Lastly, if the borrower does not perform under the restructured terms, the loan is placed on nonaccrual status. We will continue to closely monitor these loans and will cease accruing interest on them if management believes that the borrowers may not continue performing based on the restructured note terms.

The carrying balance of troubled debt restructurings as of March 31, 2013 and December 31, 2012 was $2.5 million and consisted of three performing loans within two relationships.

There were no loans modified during the three months ended March 31, 2013. There were two commercial real estate loans and one single family loan that were modified during the year ended December 31, 2012 totaling $2.5 million (pre-modification investment equaling post-modification investment). Two of these loans were modified with a term concession and the third was modified with a rate concession.

There were no loans modified as troubled debt restructurings within the previous 12-month period for which there was a payment default during the three months ended March 31, 2013.

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

The following table summarizes activity related to our allowance for loan losses for the three months ended March 31, 2013 and 2012, by portfolio segment.

	Single and multifamily residential real estate	Construction and development	Commercial real estate — other	Commercial business	Consumer	Total
March 31, 2013
Allowance for loan losses:
Balance, beginning of period	$611,576	$1,073,110	$63,747	$36,683	$73,301	$1,858,417
Provision for loan losses	—	—	—	—	—	—

Loan charge-offs	(68,071)	—	—	—	—	(68,071)
Loan recoveries	—	—	—	—	—	—
Net loans charged-off	(68,071)	—	—	—	—	(68,071)
Balance, end of period	$543,505	$1,073,110	$63,747	$36,683	$73,301	$1,790,346

Individually reviewed for impairment	$140,643	$97,060	$75,972	$—	$—	$313,675
Collectively reviewed for impairment	402,862	976,050	(12,225)	36,683	73,301	1,476,671
Total allowance for loan losses	$543,505	$1,073,110	$63,747	$36,683	$73,301	$1,790,346

Gross loans, end of period:
Individually reviewed for impairment	$1,705,119	$2,149,251	$339,972	$—	$—	$4,194,342
Collectively reviewed for impairment	19,027,725	8,851,648	24,328,032	9,524,103	1,117,903	62,849,411
Total loans (gross of deferred fees)	$20,732,844	$11,000,899	$24,668,004	$9,524,103	$1,117,903	$67,043,753

March 31, 2012
Allowance for loan losses:
Balance, beginning of year	$576,669	$688,847	$347,061	$412,808	$85,138	$2,110,523
Provision for loan losses	74,413	586,064	(305,038)	(363,173)	7,734	—

Loan charge-offs	(55,330)	(6,939)	—	—	(90,019)	(152,288)
Loan recoveries	—	—	—	—	—	—
Net loans charged-off	(55,330)	(6,939)	—	—	(90,019)	(152,288)
Balance, end of period	$595,752	$1,267,972	$42,023	$49,635	$2,853	$1,958,235

Individually reviewed for impairment	$86,500	$348,421	$8,572	$—	$—	$443,493
Collectively reviewed for impairment	509,252	919,551	33,451	49,635	2,853	1,514,742
Total allowance for loan losses	$595,752	$1,267,972	$42,023	$49,635	$2,853	$1,958,235

Gross loans, end of period:
Individually reviewed for impairment	$506,195	$6,404,823	$1,690,471	$—	$—	$8,601,489
Collectively reviewed for impairment	20,482,457	7,397,876	25,125,381	10,466,316	1,296,714	64,768,744
Total loans (gross of deferred fees)	$20,988,652	$13,802,699	$26,815,852	$10,466,316	$1,296,714	$73,370,233

	March 31, 2013	March 31, 2012
Nonaccrual loans	$2,952,856	$5,039,877
Average gross loans	67,876,603	77,374,488
Net loans charged-off as a percentage of average gross loans	.010%	.020%
Allowance for loan losses as a percentage of total gross loans	2.67	2.67
Allowance for loan losses as a percentage of non-accrual loans	60.63	38.85

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

Maturities and Sensitivity of Loans to Changes in Interest Rates

The information in the following tables summarizes the loan maturity distribution by type and related interest rate characteristics based on the contractual maturities of individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon maturity. Actual repayments of loans may differ from the maturities reflected below, because borrowers have the right to prepay obligations with or without prepayment penalties.

	One year or less	After one but within five years	After five years	Total
March 31, 2013
Single and multifamily residential real estate	$4,754,962	$10,087,121	$5,890,761	$20,732,844
Construction and development	6,793,402	4,207,497	—	11,000,899
Commercial real estate — other	5,867,444	17,384,717	1,415,843	24,668,004
Commercial business	4,107,391	4,388,573	1,028,139	9,524,103
Consumer	480,577	623,552	13,774	1,117,903
Total	$22,003,776	$36,691,460	$8,348,517	$67,043,753

	One year or less	After one but within five years	After five years	Total
December 31, 2012
Single and multifamily residential real estate	$5,928,675	$8,939,057	$6,427,194	$21,294,926
Construction and development	7,850,171	4,449,281	—	12,299,452
Commercial real estate — other	6,741,119	16,662,203	1,440,833	24,845,155
Commercial business	4,978,599	4,879,159	1,058,010	10,915,768
Consumer	421,795	694,582	12,167	1,128,544
Total	$25,920,359	$35,624,282	$8,938,204	$70,483,845

	March 31, 2013	December 31, 2012
Loans maturing after one year with:
Fixed interest rates	18,532,788	16,819,602
Floating interest rates	26,507,188	27,743,885

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

Available-for-sale investment securities ($24,308,819 at March 31, 2013) are carried at fair value and measured on a recurring basis using Level 2 inputs (other observable inputs). Fair values are estimated by using bid prices and quoted prices of pools or tranches of securities with similar characteristics.

We do not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and a specific reserve within the allowance for loan losses is established or the loan is charged down to the fair value less costs to sell. At March 31, 2013, all impaired loans were evaluated on a nonrecurring basis based on the market value of the underlying collateral. Market values are generally obtained using independent appraisals or other market data, which the Company considers to be Level 2 inputs (other observable inputs). The aggregate carrying amount, net of specific reserves, of impaired loans carried at fair value at March 31, 2013 and December 31, 2012 was $3,877,666 and $8,051,797, respectively.

Other real estate owned and repossessed assets, generally consisting of properties or other collateral obtained through foreclosure or in satisfaction of loans, are carried at fair value and measured on a nonrecurring basis. Market values are generally obtained using independent appraisals or other current market information, including but not limited to offers received on a property, which the Company considers to be level 2 inputs (other observable inputs). The carrying amount of other real estate owned and repossessed assets carried at fair value at March 31, 2013 and December 31, 2012 was $5,559,090 and $4,468,294, respectively.

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

The estimated fair values of the Company’s financial instruments at March 31, 2013 and December 31, 2012 are as follows:

March 31, 2013	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$18,383,951	$18,383,951	$18,383,951	$—	$—
Federal funds sold	9,574,934	9,574,934	9,574,934	—	—
Investment securities available for sale	24,308,819	24,308,819	—	24,308,819	—
Non-marketable equity securities	716,700	716,700	—	716,700	—
Loans, net	65,153,208	63,814,336		63,814,336	—

Financial Liabilities:
Deposits	99,757,660	99,947,186	—	99,947,186
Federal Home Loan Bank advances	7,000,000	7,162,281	—	7,162,281	—
Securities sold under agreements to repurchase	29,012	29,012	—	29,012	—

December 31, 2012	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$20,138,500	$20,138,500	$20,138,500	$—	$—
Federal funds sold	2,500,000	2,500,000	2,500,000	—	—
Investment securities available for sale	25,484,115	25,484,115	—	25,484,115	—
Non-marketable equity securities	735,300	735,300	—	735,300	—
Loans, net	68,523,330	67,418,337	—	67,418,337	—

Financial Liabilities:
Deposits	96,404,388	96,600,430	—	96,600,430	—
Federal Home Loan Bank advances	7,000,000	7,280,808	—	7,280,808	—
Securities sold under agreements to repurchase	108,680	108,680	—	108,680	—

NOTE 6 — STOCK COMPENSATION PLANS

On July 26, 2005, the Company’s board of directors adopted the Independence Bancshares, Inc. 2005 Stock Incentive Plan (the “2005 Incentive Plan”) for the benefit of the Company’s and the Bank’s directors, officers and employees. The 2005 Incentive Plan initially reserved up to 260,626 shares of the Company’s common stock for the issuance of stock options and contained an evergreen provision, which provided that the maximum number of shares to be issued under the 2005 Incentive Plan would automatically increase each time the Company issues additional shares of common stock such that the total number of shares issuable under the 2005 Incentive Plan would at all times equal 12.5% of the then outstanding shares of common stock. Accordingly, with the closing of the Private Placement on December 31, 2012, the number of shares reserved for the issuance of stock options under the 2005 Incentive Plan increased from 260,626 shares to 2,466,720 shares.

On February 27, 2013, our board of directors amended to the 2005 Stock Incentive Plan to cap the number of shares of issuable thereunder at 2,466,720 and adopted the Independence Bancshares, Inc. 2013 Equity Incentive Plan (the

“2013 Incentive Plan”), which also reserves 2,466,720 shares of common stock for the issuance of equity compensation awards, including stock options, to officers, directors, employees, consultants, or advisors of the Company or any subsidiary, such as the Bank. The 2013 Incentive Plan is an omnibus plan and therefore also provides for the issuance of other equity compensation, including restricted stock and stock appreciation rights, and includes an evergreen provision that provides that the number of shares of common stock available for issuance under the 2013 Incentive Plan automatically increases each time the Company issues additional shares of common stock so that the number of shares available for issuance under the 2013 Incentive Plan (plus any shares reserved under the 2005 Incentive Plan) continues to equal 20% of the Company’s total outstanding shares, assuming the all shares available under the 2005 Incentive Plan and 2013 Incentive Plan are issued.

As of December 31, 2012, there were 473,505 stock options outstanding with a weighted average exercise price of $2.75 per share, all of which were vested. During the three months ended March 31, 2013, the Company granted an additional 1,525,000 stock options to certain employees and an advisor to the Company.

Compensation expense related to stock options granted was $36,000 and none for the three months ended March 31, 2013 and March 31, 2012, respectively. Compensation expense is based on the fair value of the option estimated at the date of grant using the Black-Scholes option-pricing model. Compensation expense is recognized on a straight line basis over the vesting period of the option.

NOTE 7 — BUSINESS SEGMENTS

The Company reports its activities as two business segments, the traditional banking services and Mobile Transaction Services. In determining proper segment definition, the Company considers the materiality of a potential segment and components of the business about which financial information is available and regularly evaluated, relative to a resource allocation and performance assessment.

The following table presents the expenses from the Mobile Transaction Services segment for the three months ended March 31, 2013. There were no revenues for March 31, 2013 and no revenues or expenses for the three months ended March 31, 2012. All of the expenses currently incurred in the Mobile Transaction Services segment relate to product research and development, and are shown on the face of the Statement of Operations as a single line item.

March 31, 2013
Compensation and Benefits	$147.249
Technology	81,446
Other	46,786
Total expenses — Product Research and Development	$275,481

All other income and expenses contained within the Consolidated Statements of Operations and Comprehensive Income (Loss) relates to our community banking segment.

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

DISCUSSION OF FORWARD-LOOKING STATEMENTS

This report, including information included or incorporated by reference in this document, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “believe,” “continue,” “assume,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in our forward-looking statements include, but are not limited, to the following:

•	our ability to comply with our Consent Order including the capital directive therein, and potential regulatory actions if we fail to comply;

•	examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses or write-down assets;

•	changes in economic conditions resulting in, among other things, a deterioration in credit quality;

•	credit losses as a result of declining real estate values, increasing interest rates, increasing unemployment, or changes in payment behavior or other factors;

•	credit losses due to loan concentration;

•	changes in the amount of our loan portfolio collateralized by real estate and weakness in the real estate market;

•	the rate of delinquencies and amount of loans charged-off;

•	the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;

•	the rate of loan growth in recent years and the lack of seasoning of our loan portfolio;

•	our ability to attract and retain key personnel;

•	our ability to retain our existing customers, including our deposit relationships;

•	increases in competitive pressure in the banking and financial services industries;

•	adverse changes in asset quality and resulting credit risk related losses and expenses;

•	changes in the interest rate environment which could reduce anticipated or actual margins;

•	changes in political conditions or the legislative or regulatory environment, including governmental initiatives affecting the financial services industry;

•	changes occurring in business conditions and inflation;

•	changes in access to funding or increased regulatory requirements with regard to funding;

•	changes in deposit flows;

•	changes in technology;

•	increased cybersecurity risks, including potential business disruptions or financial losses;

•	changes in monetary and tax policies; and

•	changes in accounting policies and practices.

If any of these risks or uncertainties materialize, or if any of the assumptions underlying such forward-looking statements proves to be incorrect, our results could differ materially from those expressed in, or implied or projected by, such forward-looking statements. For information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012. We urge investors to consider all of these factors carefully in evaluating the forward-looking statements contained in this Quarterly Report on Form 10-Q. We make these forward-looking statements as of the date of this document, and we do not intend, or assume no obligation, to update the forward-looking statements or to update the reasons why actual results could differ from those expressed in, or implied or projected by, the forward-looking statements.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our audited consolidated financial statements as of December 31, 2012, as filed in our Annual Report on Form 10-K.

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

Overview

The following discussion describes our results of operations for the three month periods ended March 31, 2013 and 2012 and also analyzes our financial condition as of March 31, 2013.

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

At March 31, 2013, we had total assets of $126.8 million, an increase of $1.9 million, or 1.5%, from total assets of $124.9 million at December 31, 2012. The largest components of our total assets are loans, investment securities available for sale, and cash and due from banks, which were $65.2 million, $24.3 million, and $18.4 million, respectively, at March 31, 2013. Comparatively, our loans, investment securities available for sale, and cash and due from banks totaled $68.5 million, $25.5 million, and $20.1 million, respectively, at December 31, 2012. Our liabilities and shareholders’ equity at March 31, 2013, totaled $107.1 million and $19.7 million, respectively, compared to liabilities of $104.3 million and shareholders’ equity of $20.6 million at December 31, 2012. The principal component of our liabilities is deposits, which were $99.8 million and $96.4 million at March 31, 2013 and December 31, 2012, respectively.

Our net loss was $625,550, or $0.03 per share, a decrease of $814,573, or 430.9%, compared to a net income of $189,023, or $0.09 per share, for the three months ended March 31, 2012. This decrease in net income was primarily driven by an increase in real estate owned activity, compensation and benefits expense, professional and other fees and product research and development expense, as well as a decrease in noninterest income.

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

Recent Regulatory Developments

On November 14, 2011, the Bank entered into the Consent Order with its primary regulator, the OCC, which, among other things, contains a requirement that the Bank maintain minimum capital levels that exceed the minimum regulatory capital ratios for “well-capitalized” banks. The minimum capital ratios for a bank are generally 8% for total capital, 4% for Tier 1 capital and 4% for leverage. To be eligible to be classified as “well-capitalized,” a bank must generally maintain a total capital ratio of 10% or more, a Tier 1 capital ratio of 6% or more, and a leverage ratio of 5% or more. The Consent Order required the Bank to achieve Tier 1 capital at least 9% of adjusted total assets, Tier 1 risk based capital at least 10%, and total risk based capital at least 12% of risk-weighted assets by March 31, 2012. The Bank did not achieve these higher capital requirements by March 31, 2012, and as a result, the OCC deemed the Bank not to be in compliance with a majority of the Articles in the Consent Order, all of which were dependent on the Bank achieving these higher capital requirements. On December 31, 2012, in connection with the closing of the Private Placement, the Company made a capital contribution of $2.25 million to the Bank. As a result, the Bank’s capital levels are now above the higher minimum capital levels imposed by the OCC in the Consent Order, and the Bank is in compliance with a majority of the Articles in the Consent Order. Nevertheless, as long as the higher minimum capital levels imposed by the Consent Order remain in effect, the Bank will not be deemed to be “well-capitalized”. As of March 31, 2013, the Bank was considered “adequately capitalized”.

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
The Bank has revised and submitted a new profit plan. However, we are not considered in compliance until we have returned to sustained core earnings.
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
Effective immediately, the Bank may grant, extend, renew, alter or restructure any loan or other extension of credit only after: (1) documenting the specific reason or purpose for the extension of credit; (2) identifying the expected source of repayment in writing; (3) structuring the repayment terms to coincide with the expected source of repayment; (4) obtaining and analyzing current and satisfactory credit information, including cash flow analysis, where loans are to be repaid from operations; and; (5) documenting, with adequate supporting material, the value of collateral and properly perfecting the Bank’s lien on it where applicable.
The Bank is currently in compliance with this requirement of the Consent Order.

We intend to take all actions necessary to enable the Bank to comply with the requirements of the Consent Order, and as of the date hereof, we believe we have submitted all documentation required as of this date to the OCC. We believe we are currently in compliance with the requirements of the Consent Order except for the parts dealing with asset quality and consequently, the impact that has on capital, strategic plan, and profitability. We are working to improve the quality of the Bank’s balance sheet by reducing our adversely classified index. This reduction can be achieved by enforcing our contractual rights under respective loan documents, the repossession and sale of related collateral, improving market conditions of the collateral or borrower status, the transfer of assets to the Company, or single or bulk asset sales of our classified assets. We intend to work with the OCC to determine how much of our adversely classified portfolio we may dispose of and when the disposition should be made in order to permit the Bank to be in compliance with this requirement and, ultimately, released from the Consent Order. However, the determination of our compliance will be made by the OCC, and there can be no assurance that the OCC will determine that we are in compliance with the provisions of the Consent Order as described above. Failure to meet the requirements of the Consent Order could result in additional enforcement remedies, including civil money penalties and/or sanctions as the OCC considers appropriate, which could have a material impact on our financial condition. In addition, the OCC may amend the Consent Order based on the results of their ongoing examinations of the Bank.

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

Results of Operations

Three months ended March 31, 2013 and 2012

We recorded a net loss of $625,550, or $0.03 per diluted share, for the quarter ended March 31, 2013, compared to a net income of $189,023, or $0.09 per diluted share, for the quarter ended March 31, 2012. The decrease in earnings of $814,573 was primarily due to an increase in losses associated with real estate owned activity, compensation and benefits expense, professional and other fees and product research and development expense as well as a decrease in noninterest income. Each of these components is discussed in greater detail below.

The following table sets forth information related to our average balances, average yields on assets, and average costs of liabilities for the three months ended March 31, 2013 and 2012. We derived these yields by dividing annualized income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. The net amount of capitalized loan fees are amortized into interest income on loans.

	For the Three Months Ended March 31,
	2013			2012
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Federal funds sold and other	$18,148,020	$10,948	0.24%	$10,343,010	$12,174	0.47%
Investment securities	25,079,206	123,181	1.99	12,839,033	87,260	2.73
Loans (1)	67,078,692	866,070	5.24	76,242,072	1,006,529	5.30
Total interest-earning assets	$110,305,918	$1,000,199	3.68%	$99,424,115	$1,105,963	4.46%

NOW accounts	$6,785,730	$4,559	0.27%	$5,773,544	$5,562	0.39%
Savings & money market	43,688,329	51,932	0.48	36,989,970	68,954	0.75
Time deposits (excluding brokered time deposits)	36,883,594	78,247	0.86	37,947,543	104,237	1.10
Brokered time deposits	5,411,999	6,090	0.46	8,436,534	50,062	2.38
Total interest-bearing deposits	92,769,652	140,828	0.62	89,147,591	228,815	1.03
Borrowings	7,101,245	27,852	1.59	7,154,685	52,737	2.96
Total interest-bearing liabilities	$99,870,897	$168,680	0.68%	$96,302,276	$281,552	1.17%

Net interest spread			2.99%			3.29%
Net interest income/ margin		$831,519	3.19%		$824,411	3.33%

(1)	Nonaccrual loans are included in average balances for yield computations.

For the three months ended March 31, 2013, we recognized $1.0 million in interest income and $168,680 in interest expense, resulting in net interest income of $831,519, an increase of $7,108, or 1%, over the same period in 2012. Average earning assets increased to $110.3 million for the three months ended March 31, 2013 from $99.4 million for the three months ended March 31, 2012, an increase of $10.9 million, or 11%. This increase in earning assets was primarily due to a $7.8 million inrease in federal funds sold and a $12.2 million increase in investment securities, partially offset by a decrease of $9 million in average loans. Average interest bearing liabilities increased to $99.8 million for the three months ended March 31, 2013 from $96.3 million for the three months ended March 31, 2012, an increase of $3.6 million, or 4%. Beginning in 2009, we adopted measures to promote the long term stability of the Bank. These measures included restructuring the balance sheet to focus on credit quality and management of our funding sources to increase liquidity and the net interest margin. As a result, average loans have decreased between periods, with funds from net loan payoffs being used to pay off brokered time deposits as well as to strengthen our liquidity position through cash and the investment securities portfolio. Net interest margin, calculated as annualized net interest income divided by average earning assets, decreased from 3.33% for the quarter ended March 31, 2012 to 3.19% for the quarter ended March 31, 2013, primarily due to a decrease in yield on earning assets from 4.46% to 3.68% between periods, partially offset by a decrease in cost of funds from 1.17% to 0.68% between periods due to the mix of liabilities and the timing of their repricing.

We did not recognize any provision for loan losses for the quarters ended March 31, 2013 and 2012. The allowance as a percentage of gross loans remained constant at 2.67% as of March 31, 2013 and 2012. Specific reserves were $313,674 on impaired loans of $4.2 million as of March 31, 2013 compared to specific reserves of $442,396 on impaired loans of $8.5 million as of December 31, 2012. As of March 31, 2013, the general reserve allocation was 2.35% of gross loans not impaired compared to 2.27% as of December 31, 2012.

For the three months ended March 31, 2013, noninterest income was $39,413 compared to $62,682 for the three months ended March 31, 2012, a decrease of $23,269, or 37%, between comparable periods. Noninterest income for the three months ended March 31, 2013 and 2012 was derived from service charges on deposits, customer service fees, gains on investment securities sales, and mortgage origination income. The two largest contributors for this quarter’s decrease were no gains recognized on the sale of investment securities, a decrease of $15,991 and a decrease in mortgage origination income of $7,627.

During the current quarter, we incurred noninterest expenses of $1.5 million, compared to noninterest expenses of $698,070 for the quarter ended March 31, 2012, an increase of $798,412, or 114%. This increase in noninterest expenses for the three month period ended March 31, 2013 primarily resulted from an increase of $428,304 in net losses from real estate owned activity which includes expenses to carry other real estate, gains and losses on sales of other real estate, and write-downs on real estate owned. for the reduced noninterest expenses related to real estate owned activity for the three month period ended March 31, 2012 resulted from a gain of $521,613 on a piece of property that we previously held as future corporate headquarters. Compensation and benefits increased $40,001 or 8.9% due to new positions being filled prior to the quarter ended March 31, 2013 and the recognition of $36,000 in compensation expense related to stock options granted during the quarter. The increase is also due to increases in product research and development fees of $275,481 and professional and other fees of $38,201 due to legal and consulting fees incurred to assist with the implementation of our strategic plan.

We did not recognize any income tax benefit or expense for the three months ended March 31, 2013 and 2012. Accounting literature states that a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized. The determination of whether a deferred tax asset is realizable is based on weighing all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified. During our September 30, 2010 quarterly analysis of the valuation allowance recorded against our deferred tax assets, we determined that it was not more likely than not that our deferred tax assets will be recognized in future years due to the continued decline in credit quality and the resulting impact on net interest margin, increased net losses, and negative impact on capital as a result of provision for loan losses and write-downs on other real estate owned, and booked a 100% valuation allowance against the deferred tax asset. We will continue to analyze our deferred tax assets and related valuation allowance each quarter taking into account performance compared to forecast and current economic or internal information that would impact forecasted earnings. No expense was recognized on net income for the quarter ended March 31, 2013 due to the Company’s large cumulative net operating loss carry-forward position as well as the 100% valuation allowance on our deferred tax assets.

Assets and Liabilities

General

Total assets as of March 31, 2013 and December 31, 2012 were $126.8 million and $124.9 million, respectively, an increase of $1.9 million. Loans decreased $3.4 million, which was the result of $2.7 million of net loan payoffs and $1.2 million in transfers between loans and other real estate owned. Other real estate owned increased due to the transfer in of two properties, the sale of one property and net write-downs taken during the three months ended March 31, 2013. Investment securities decreased $1.2 million as a result of one investment being called during the quarter, due to interest payments received and due to a decrease in unrealized investment gains and losses during the quarter. Cash and cash equivalents decreased $1.7 million and federal funds sold increased $7 million. At March 31, 2013, our total assets consisted principally of $28 million in cash and due from banks, $24.3 million in investment securities, $65.1 million in net loans, $2.2 million in property and equipment and $5.6 million in other real estate owned and repossessed assets. Our management closely monitors and seeks to maintain appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and demand.

Liabilities at March 31, 2013 totaled $107.1 million, representing an increase of approximately $2.7 million compared to December 31, 2012, and consisted principally of $99.8 million in deposits and $7.0 million in borrowings. Our borrowings consisted of FHLB advances and customer repurchase agreements. At March 31, 2013, shareholders’ equity was $19.7 million compared to $20.6 million at December 31, 2012. Shareholders’ equity decreased due to the recognition of a net loss of $625,550 and due to $229,906 in unrealized losses on investment securities, partially offset by the recognition of $36,000 in compensation expense related to stock options granted.

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, we invest a substantial percentage of our earning assets in our loan portfolio. At March 31, 2013, our gross loan portfolio consisted primarily of $35.7 million of commercial real estate loans, $9.5 million of commercial business loans, and $21.8 million of consumer and home equity loans. Our current loan portfolio composition is not materially different than the loan portfolio composition disclosed in the footnotes to the consolidated financial statements included in our Annual Report on Form 10-K for 2012 as filed with the SEC. We experienced net payoffs of $2.7 million during the three months ended March 31, 2013 due to low market demand, careful consideration of liquidity needs and credit risk management.

The composition of net loans by major category is as follows:

	March 31,		December 31,
	2013	% of Total	2012	% of Total
Real estate:
Commercial	$24,668,004	36.9%	$24,845,155	35.3%
Construction and development	11,000,899	16.4	12,299,452	17.5
Single and multifamily residential	20,732,844	30.9	21,294,926	30.2
Total real estate loans	56,401,747	84.2	58,439,533	83.0
Commercial business	9,524,103	14.2	10,915,768	15.5
Consumer	1,117,903	1.7	1,128,544	1.6
Deferred origination fees, net	(100,199)	(0.1)	(102,099)	(0.1)
Gross loans, net of deferred fees	66,943,554	100.0%	70,381,746	100.0%
Less allowance for loan losses	(1,790,346)		(1,858,416)
Loans, net	$65,153,208		$68,523,330

The largest component of our loan portfolio at March 31, 2013 was $24.7 million of commercial real-estate loans, which represented 36.9% of the portfolio. The remainder of our loan portfolio consisted primarily of $20.7 million of single and multifamily residential loans, $11 million of construction and development loans, and $9.5 million of commercial business loans.

Loan Performance and Asset Quality

The downturn in general economic conditions over the past several years has resulted in increased loan delinquencies, defaults and foreclosures within our loan portfolio. The declining real estate market has had a significant impact on the performance of our loans secured by real estate. In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure. Although the real estate collateral provides an alternate source of repayment in the event of default by the borrower, in our current market the value of the collateral has deteriorated during the time the credit is extended. There is a risk that this trend will continue, which could result in additional loss of earnings, increases in our provision for loan losses and loan charge-offs.

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

Refer to Note 4, Loans, for a table summarizing delinquencies and nonaccruals, by portfolio class, as of March 31, 2013 and December 31, 2012. Total delinquent and nonaccrual loans decreased from $4.8 million at December 31, 2012 to $3.0 million at March 31, 2013, a decrease of $1.8 million, or 38%. This decrease was a result of movement in several categories. Nonaccrual loans decreased slightly during the three months due to our repossession of single and multifamily residential real estate and construction and development properties in satisfaction of loans. At March 31 2013, nonaccrual loans represented 4.0% of gross loans compared to 6.8% of gross loans as of December 31, 2012. Loans past due 30-89 days are considered potential problem loans and amounted to $45,402 at March 31, 2013 compared to $57,035 at December 31, 2012.

Another method used to monitor the loan portfolio is credit grading. As part of the loan review process, loans are given individual credit grades, representing the risk we believe is associated with the loan balance. Credit grades are assigned based on factors that impact the collectability of the loan, the strength of the borrower, the type of collateral, and loan performance. Commercial loans are individually graded at origination and credit grades are reviewed on a regular basis in accordance with our loan policy. Consumer loans are assigned a “pass” credit rating unless something within the loan warrants a specific classification grade. Refer to Note 4, Loans, for a table summarizing management’s internal credit risk grades, by portfolio class, as of March 31, 2013 and December 31, 2012.

Loans graded one through four are considered “pass” credits. At March 31, 2013, approximately 88% of the loan portfolio had a credit grade of “pass” compared to 86% at December 31, 2012. For loans to qualify for this grade, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment. Consumer loans are assigned a “pass” credit rating unless something within the loan warrants a specific classification grade.

Loans with a credit grade of five are not considered classified; however they are categorized as a special mention or watch list credit, and are considered potential problem loans. This classification is utilized by us when we have an initial concern about the financial health of a borrower. These loans are designated as such in order to be monitored more closely than other credits in our portfolio. We then gather current financial information about the borrower and evaluate our current risk in the credit. We will then either reclassify the loan as “substandard” or back to its original risk rating after a review of the information. There are times when we may leave the loan on the watch list, if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we determine to review the loan on a more regular basis. Loans on the watch list are not considered problem loans until they are determined by management to be classified as substandard. As of March 31, 2013, we had loans totaling $825,281 on the watch list compared to $1.2 million as of December 31, 2012, a decrease of approximately $394,902 or 32%. This decrease in watch list loans was due to three loans being upgraded during the quarter ended March 31, 2013.

Loans graded six or greater are considered classified credits. At March 31, 2013 and December 31, 2012, classified loans totaled $7.2 million and $8.8 million, respectively. The decrease in this category of $1,593,627, or 18%, during the three months ended March 31, 2013 is primarily due to the repossession of two properties totaling $1.2 million. Classified credits are evaluated for impairment on a quarterly basis.

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

At March 31, 2013, impaired loans totaled $4.2 million, all of which were valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral. Market values were obtained using independent appraisals, updated in accordance with our reappraisal policy, or other market data such as recent offers to the borrower. As of March 31, 2013, we had seven loans totaling approximately $3 million that were classified in accordance with our loan rating policies but were not considered impaired. Refer to Note 4, Loans, for a table summarizing information relative to impaired loans, by portfolio class, at March 31, 2013 and December 31, 2012.

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

The carrying balance of troubled debt restructurings as of both March 31, 2013 and December 31, 2012 was $2.5 million and consisted of three performing loans involving two relationships. Refer to Note 4, Loans, for a summary of TDRs at March 31, 2013 and December 31, 2012.

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. At March 31, 2013, the allowance for loan losses was $1.8 million, or 2.67% of gross loans, compared to $1.9 million at December 31, 2012, or 2.64% of gross loans.

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

Our allowance for loan losses consists of both specific and general reserve components. The specific reserve component relates to loans that are impaired loans as defined in FASB ASC Topic 310, “Receivables”. Loans determined to be impaired are excluded from the general reserve calculation described below and evaluated individually for impairment. Impaired loans totaled $4.2 million at March 31, 2013, with an associated specific reserve of $313,675. See Note 4, Loans, as well as the above discussion under “Loan Performance and Credit Quality” for additional information related to impaired loans.

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

Refer to Note 4, Loans, for a table summarizing activity related to our allowance for loan losses for the quarter ended March 31, 2013 and 2012, by portfolio segment. As of March 31, 2013, the allowance for loan losses was $1.8 million, or 2.67% of gross loans, compared to $1.9 million, or 2.64% of gross loans, as of December 31, 2012 and $2.0 million, or 2.67% of gross loans, as of March 31, 2012. We recognized zero provision for loan losses for the three months ended March 31, 2013 and 2012. Net charge-offs for the three months ended March 31, 2013 were $68,051 compared to $152,288 for the three months ended March 31, 2012. The charge-offs during the three months ended March 31, 2013 relate to one residential property loan and write-downs of collateral to fair value against specific reserves. Partial charge-offs were based on recent appraisals and evaluations on commercial real estate loans in the process of foreclosure. Loans with partial charge-offs are typically considered impaired loans and remain on nonaccrual status. As new appraisals have been obtained late in 2012 and early in 2013 in accordance with our re-appraisal policy, deteriorations in collateral values have slowed resulting in fewer partial charge-offs.

Other Real Estate Owned and Repossessed Assets

As of March 31, 2013 and December 31, 2012, we had $5.6 million and $4.4 million in other real estate owned, respectively and $39,457 in repossessed assets. During the three months ended March 31, 2013, two pieces of collateral were obtained from two loan relationships that went through the foreclosure process. We also completed the sale of one piece of real estate. The sale of that piece of real estate resulted in a loss of approximately $6,456 and is included in the loss below. The following table summarizes changes in other real estate owned and repossessed assets for the three months ended March 31, 2013 and 2012:

	2013	2012
Balance at beginning of period	$4,468,294	$5,389,501
Repossessed property acquired in settlement of loans	1,192,357	1,379,030
Proceeds from sales of repossessed property	(61,544)	(1,733,944)
Loss on sale and write-downs of repossessed property, net	(40,016)	411,433
Balance at end of period	$5,559,091	$5,446,020

As of March 31, 2013, other real estate owned consisted of residential land lots valued at $1.5 million, 1-4 family residential dwellings valued at $1.4 million, commercial land valued at $2.5 million and commercial office space valued at $117,500. Repossessed assets consisted of equipment valued at $39,457. These assets are being actively marketed with the primary objective of liquidating the collateral at a level which most accurately approximates fair value and allows recovery of as much of the unpaid principal loan balance as possible upon the sale of the asset within a reasonable period of time. Based on currently available valuation information, the carrying value of these assets is believed to be representative of their fair value less estimated costs to sell, although there can be no assurance that the ultimate proceeds from the sale of these assets will be equal to or greater than their carrying values, particularly in the current real estate environment.

Deposits

Our primary source of funds for loans and investments is our deposits. At March 31, 2013, we had $99.8 million in deposits, representing an increase of $3.3 compared to December 31, 2012. Deposits at March 31, 2013 consisted primarily of $16 million in demand deposit accounts, $45.1 million in money market accounts and $37.9 million in time deposits. During the fourth quarter of 2006, we began obtaining deposits outside of our local market area in the form of brokered time deposits. Due to the interest rate environment in our market, as well as strong competition from other banking and financial service companies in gathering deposits, brokered time deposits allowed us to obtain funding in order to support loan growth. However, due to regulatory constraints, including our Consent Order, we can no longer accept brokered time deposits without prior approval from the FDIC, and since early 2010 we have been reducing our reliance on brokered time deposits. At March 31, 2013 and December 31, 2012, we had $1.6 million in brokered time deposits. Our strong customer deposit growth during 2011, 2012 and thus far in 2013, along with the decrease in our loan portfolio, enabled us to maintain a strong liquidity position while decreasing our reliance on brokered deposits, thereby lowering our cost of interest-bearing liabilities. We will continue to reduce our reliance on brokered time deposits and other noncore funding sources, while focusing our efforts to gather core deposits in our local market. Our loan-to-deposit ratio was 67.1% and 73.0% at March 31, 2013 and December 31, 2012, respectively.

Since January 20, 2010, we have had to obtain written approval from the OCC to accept, renew or roll over brokered time deposits, and as a result of the Consent Order we are no longer permitted to renew or roll over brokered time deposits without the permission of the FDIC. We do not have any maturities of brokered deposits until March of 2014, and do not believe that liquidity is an issue at this time. Time deposits totaled $37.9 million at March 31, 2013, compared to $38.4 million at December 31, 2012. Of that total, time deposits in denominations of $100,000 or more were $23 million and $23.8 million at March 31, 2013 and December 31, 2012, respectively. Interest expense on deposits of $100,000 or more aggregated $53,268.86 and $66,774.25 for the three months ended March 31, 2013 and 2012, respectively.

Borrowings

We use borrowings to fund growth of earning assets in excess of deposit growth. Borrowings totaled $7.0 million at March 31, 2013, compared to $7.0 million at December 31, 2012. FHLB advances accounted for $7.0 million of total borrowings as of March 31, 2013 and December 31, 2012. These advances are secured with approximately $54.2 million of first and second mortgage loans and $520,000 of stock in the FHLB. The remaining balance in borrowings represents customer repurchase agreements. One of the two FHLB advances for $2 million reached maturity and was repaid on April 1, 2013.

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

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits within our market. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. Our investment securities available for sale at March 31, 2013 amounted to $24.3 million, or 19% of total assets. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. At March 31, 2013, $5.2 million of our investment portfolio was pledged against outstanding debt. Therefore, the related debt would need to be repaid prior to the securities being sold and converted to cash.

We are a member of the FHLB, from which applications for borrowings can be made for leverage purposes. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. At March 31, 2013, we had collateral that would support approximately $7.9 million in additional borrowings. Like all banks, we are subject to the FHLB’s credit risk rating policy which assigns member institutions a rating which is reviewed quarterly. The rating system utilizes key factors such as loan quality, capital, liquidity, profitability, etc. During the fourth quarter of 2010, the FHLB downgraded our credit risk rating, which resulted in decreased borrowing availability (total line reduced to 15% of total assets from 20% of total assets) and increased collateral requirements (moved to 125% of borrowings from 115%). Our ability to access our available borrowing capacity from the FHLB in the future is subject to our rating and any subsequent changes based on our financial performance as compared to factors considered by the FHLB in their assignment of our credit risk rating each quarter.

We also pledge collateral to the Federal Reserve Bank’s Borrower-in-Custody of Collateral program, and our available credit under this program was approximately $6.6 million as of March 31, 2013. During the second quarter of 2011, we were informed by the Federal Reserve Bank that our available credit under the Borrower-in-Custody of Collateral program had been moved from Primary Credit to Secondary Credit, meaning borrowing requests have to be reviewed and approved in advance, and advances are to be short term in nature. This change also resulted in an increase in our collateral requirements and a corresponding decrease in our borrowing capacity with the Federal Reserve Bank.

We have a $2.0 million federal funds purchased line of credit through a correspondent bank that is secured by investment securities, but has not been utilized.

We believe our liquidity sources are adequate to meet our operating needs. However, we continue to carefully focus on liquidity management during 2013. Comprehensive weekly and monthly liquidity analyses serve management as vital decision-making tools by providing summaries of anticipated changes in loans, investments, core deposits, and wholesale funds. These internal funding reports provide management with the details critical to anticipate immediate and long-term cash requirements, such as expected deposit runoff, loan paydowns and amount and cost of available borrowing sources, including secured overnight federal funds lines with our various correspondent banks.

The level of liquidity is measured by the cash, cash equivalents, and investment securities available for sale to total assets ratio, which was at 29.8% at March 31, 2013 compared to 33.8% as of December 31, 2012. The decrease in liquidity is due primarily to a decrease in investments due to one investment being redeemed and due to the net loss recognized during the three months ended March 31, 2013.

Impact of Off-Balance Sheet Instruments

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2013, we had issued commitments to extend credit of $8.7 million through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Commitments and Contingencies

In connection with its potential expansion into the mobile payments business, the Company engages service providers to develop potential applications and related software systems. A significant portion of the resources committed to development of applications and related software systems will be expended pursuant to an engagement agreement with Fiserv Solutions, Inc. As of May 13, 2013, the Company had total commitments pursuant to the engagement agreement of approximately $1.0 million.

Capital Resources

Total shareholders’ equity decreased from $20.6 million for December 31, 2012 to $19.7 million for March 31, 2013, due to a net loss of $625,550 and due to $229,906 in unrealized loss on investment securities. We believe that our capital is sufficient to fund the activities of our Bank’s operations. We have not been immune to the unprecedented levels of extended volatility and disruption in the capital and credit markets and can give no assurances with respect to our capital levels.

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

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at March 31, 2013 and December 31, 2012.

(Dollars in thousands)

			Per capital directive of the Consent Order		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Actual		Minimum		Minimum		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2013
Total Capital (to risk weighted assets)	$11,824,000	14.7%	$9,675,000	12.0%	$6,450,000	8.0%	$8,081,000	10.0%
Tier 1 Capital (to risk weighted assets)	10,807,000	13.4	8,063,000	10.0	3,225,000	4.0	4,838,000	6.0
Tier 1 Capital (to average assets)	10,806,000	9.1	10,683,000	9.0	4,748,000	4.0	5,935,000	5.0

As of December 31, 2012
Total Capital (to risk weighted assets)	$11,242,000	13.8%	$9,759,000	12.0%	$6,506,000	8.0%	$8,133,000	10.0%
Tier 1 Capital (to risk weighted assets)	10,215,000	12.5	8,133,000	10.0	3,253,000	4.0	4,880,000	6.0
Tier 1 Capital (to average assets)	10,210,000	7.3	10,053,000	9.0	4,468,000	4.0	5,585,000	5.0

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-(e)) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized, and reported as and when required, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1. Legal Proceedings

There are no material pending legal proceedings to which we are a party or of which any of our properties are the subject.

Item 1A. Risk Factors

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Default Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index attached hereto and are incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2013	By: /s/ Gordon A. Baird
Gordon A. Baird Chief Executive Officer (Principal Executive Officer)

By: /s/ Martha L. Long
Martha L. Long Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.
31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.
32	Section 1350 Certification.

101 The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2013 and 2012, (iii) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (v) Notes to Consolidated Financial Statements.*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.