Form 10-Q
period 2013-06-30
Independence Bancshares, Inc.
filed 2013-08-12
CIK 1311828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,502,760 shares of common stock, $.01 par value per share, were issued and outstanding as of August 12, 2013.

Independence Bancshares, Inc.

Part I — Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(unaudited)	(audited)
Assets
Cash and due from banks	$9,838,897	$20,138,500
Federal funds sold	12,809,934	2,500,000
Investment securities available for sale	21,624,841	25,484,115
Non-marketable equity securities	456,600	735,300
Loans, net of allowance for loan losses of $1,511,415 and $1,858,416, respectively	63,392,442	68,523,330
Accrued interest receivable	353,403	361,777
Property and equipment, net	2,184,397	2,189,600
Other real estate owned and repossessed assets	4,489,757	4,468,294
Other assets	469,413	483,470
Total assets	$115,619,684	$124,884,386

Liabilities
Deposits:
Noninterest bearing	$7,240,782	$8,510,872
Interest bearing	90,952,682	87,893,516
Total deposits	98,193,464	96,404,388

Borrowings	—	7,000,000
Securities sold under agreements to repurchase	29,879	108,680
Accrued interest payable	12,421	35,913
Accounts payable and accrued expenses	399,054	775,899
Total liabilities	98,634,818	104,324,880

Commitments and contingencies

Shareholders’ equity
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued	—	—
Common stock, par value $.01 per share; 100,000,000 shares authorized; 19,733,760 shares issued and outstanding	197,338	197,338
Additional paid-in capital	33,831,907	33,745,883
Accumulated other comprehensive income (loss)	(1,009,569)	8,033
Accumulated deficit	(16,034,810)	(13,391,748)
Total shareholders’ equity	16,984,866	20,559,506
Total liabilities and shareholders’ equity	$115,619,684	$124,884,386

The accompanying notes are an integral part of these consolidated financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest income
Loans	$889,261	$949,361	$1,755,331	$1,955,891
Investment securities	114,001	96,196	237,182	183,456
Federal funds sold and other	14,999	12,675	25,947	24,848
Total interest income	1,018,261	1,058,232	2,018,460	2,164,195

Interest expense
Deposits	116,962	196,444	257,790	425,259
Borrowings	16,013	52,690	43,865	105,427
Total interest expense	132,975	249,134	301,655	530,686

Net interest income	885,286	809,098	1,716,805	1,633,509
Provision for loan losses	(283,371)	42,750	(283,371)	42,750

Net interest income after provision for loan losses	1,168,657	766,348	2,000,176	1,590,759

Non-interest income
Service fees on deposit accounts	9,857	11,434	20,064	21,292
Residential loan origination fees	45,418	43,676	69,386	70,882
Gain on sale of investment securities	—	110,405	—	126,395
Other income	6,884	8,793	12,122	18,421
Total non-interest income	62,159	174,308	101,572	236,990

Non-interest expenses
Compensation and benefits	595,071	457,938	1,083,872	906,738
Real estate owned activity	878,860	41,088	969,698	(296,378)
Occupancy and equipment	136,464	131,360	280,220	273,474
Insurance	129,192	113,370	239,189	230,158
Data processing and related costs	84,986	79,474	166,665	159,037
Professional fees	310,086	93,112	524,132	268,957
Product research and development expense	988,112	—	1,263,593	—
Other	125,607	88,362	217,441	160,788
Total non-interest expenses	3,248,378	1,004,704	4,744,810	1,702,774

Income (loss) before income tax expense (benefit)	(2,017,562)	(64,048)	(2,643,062)	124,975

Income tax expense (benefit)	—	—	—	—
Net income (loss)	$(2,017,562)	$(64,048)	$(2,643,062)	$124,975

Other comprehensive income (loss), net of tax Unrealized gain (loss) on investment securities available for sale, net of tax	(787,696)	(18,279)	(1,017,602)	38,649
Reclassification adjustment included in net income (loss), net of tax	—	(72,867)	—	(83,420)
Other comprehensive income (loss)	(787,696)	(91,146)	(1,017,602)	(44,771)

Total comprehensive income (loss)	$(2,805,258)	$(155,194)	$(3,660,664)	$80,204
Income (loss) per common share — basic and diluted	$(.10)	$(.03)	$(.13)	$.06
Weighted average common shares outstanding — basic and diluted	19,733,760	2,085,010	19,733,760	2,085,010

The accompanying notes are an integral part of these consolidated financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Changes in Shareholders’ Equity
(unaudited)

				Accumulated
				other
	Common stock		Additional	comprehensive	Accumulated
	Shares	Amount	paid-in capital	income	deficit	Total
December 31, 2011	2,085,010	$20,850	$21,102,085	$84,450	$(12,778,712)	$8,428,673
Net income	—	—	—	—	124,975	124,975
Unrealized loss on investment securities available for sale, net of tax	—	—	—	(44,771)	—	(44,771)

June 30, 2012	2,085,010	$20,850	$21,102,085	$39,679	$(12,653,737)	$8,508,877

December 31, 2012	19,733,760	$197,338	$33,745,883	$8,033	$(13,391,748)	$20,559,506
Compensation expense related to stock options granted	—	—	86,024	—	—	86,024
Net loss	—	—	—	—	(2,643,062)	(2,643,062)
Unrealized loss on investment securities available for sale, net of tax	—	—	—	(1,017,602)	—	(1,017,602)
June 30, 2013	19,733,760	$197,338	$33,831,907	$(1,009,569)	$(16,034,810)	$16,984,866

The accompanying notes are an integral part of these consolidated financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2013	2012
Operating activities
Net income (loss)	$(2,643,062)	$124,975
Adjustments to reconcile net income (loss) to cash used in operating activities
Provision for loan losses	(283,371)	42,750
Depreciation	64,105	86,856
Amortization of investment securities premiums, net	207,438	42,452
Compensation expense related to stock options granted	86,024	—
Gain on sale of investment securities	—	(126,395)
Net changes in fair value and losses on other real estate owned and repossessed assets	837,151	(411,433)
(Increase) decrease in other assets, net	26,569	(37,041)
Increase (decrease) in other liabilities, net	(400,337)	24,668
Net cash used in operating activities	(2,105,483)	(253,168)

Investing activities
Repayments of loans, net	4,221,902	3,224,967
Purchase of investment securities available for sale	—	(12,342,952)
Maturities and sales of investment securities available for sale	1,000,000	8,318,482
Repayments of investment securities available for sale	1,630,096	793,944
Redemption of non-marketable equity securities, net	278,700	146,550
Purchase of property and equipment, net	(58,902)	(2,931)
Sale of other real estate owned and repossessed assets	333,743	1,825,689
Net cash provided by investing activities	7,405,539	1,963,749

Financing activities
Increase (decrease) in deposits, net	1,789,076	(135,517)
Increase (decrease) in borrowings	(7,078,801)	49,782
Net cash used in financing activities	(5,289,725)	(85,735)

Net increase in cash and cash equivalents	10,331	1,624,846

Cash and cash equivalents at beginning of the period	22,638,500	15,201,491

Cash and cash equivalents at end of the period	$22,648,831	$16,826,337

Supplemental information:
Cash paid for
Interest	$325,147	$537,561
Schedule of non-cash transactions
Change in unrealized gain on securities, net of tax	$(1,017,603)	$(38,649)
Transfers between loans and other real estate owned	$1,192,357	$1,478,230

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

NOTE 1 — NATURE OF BUSINESS AND BASIS OF PRESENTATION

Independence Bancshares, Inc. (the “Company”) is a South Carolina corporation organized to operate as a bank holding company pursuant to the federal Bank Holding Company Act of 1956 and the South Carolina Bank Holding Company Act, and to own and control all of the capital stock of Independence National Bank (the “Bank”). The Bank is a national association organized under the laws of the United States to conduct general banking business in Greenville, South Carolina and operates three full service branch offices in Greenville, South Carolina. On May 31, 2005, the Company sold 2,085,010 shares of its common stock in its initial public offering. All shares were sold at $10.00 per share. The offering raised approximately $20.5 million, net of offering costs. On December 31, 2012, the Company sold 17,648,750 shares of common stock at a price of $0.80 per share to certain accredited and unaccredited investors, including members of our board of directors, for gross proceeds of approximately $14.1 million (the “Private Placement”). On August 1, 2013, the Company sold 769,000 shares of common stock at a price of $0.80 per share to certain existing shareholders in a follow-on public offering for gross proceeds of approximately $615,200 (the “Follow-on Offering”).

Upon closing the Private Placement, the Company made a capital contribution of $2.25 million to the Bank in order to increase the Bank’s capital levels above the amounts specified in the Bank’s consent order (the “Consent Order”) with the Office of the Comptroller of the Currency (the “OCC”). In addition, the Company made a capital contribution of $750,000 for the quarter ended March 31, 2013. We intend to use the remaining proceeds of the Private Placement and the proceeds from the Follow-on Offering to our shareholders to explore mobile banking, payments and transaction services business opportunities.

Notwithstanding our efforts to expand our mobile banking transaction and payment services, we will continue as a full-service traditional community bank, fulfilling the financial needs of individuals and small business owners in our existing market area. We will continue to provide traditional checking and savings products and commercial, consumer and mortgage loans to the general public, as well as ATM and online banking services, commercial cash management, remote deposit capture, safe deposit boxes, bank official checks, traveler’s checks, and wire transfer capabilities.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for 2012 as filed with the Securities and Exchange Commission.

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

Business Segments

The Company reports its activities as three business segments—Community Banking, Mobile Transaction Services, and Holding Company. In determining proper segment definition, the Company considers the materiality of a potential segment and components of the business about which financial information is available and regularly evaluated, relative to a resource allocation and performance assessment. Please refer to “Note 7 — Business Segments” for further information on the reporting for the three business segments.

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

During the quarter ended June 30 2013, the Bank completed an asset sale in an arm’s-length transaction to the Company for a purchase price of $5.5 million. Real estate owned of $3.3 million and three loans totaling $2.2 million were transferred from the Bank to the Company as a result of the sale. No gains or losses were recognized as a result of the asset sale as the assets were sold at current carrying value.

On August 1, 2013, the Company completed the Follow-on Offering in which we sold 769,000 shares of our common stock for cash proceeds of approximately $615,200. We intend to use a portion of the proceeds from this offering to explore mobile transaction services opportunities, using our national bank charter, our management team, and our competitive focus. We incurred offering expenses of $86,000 as a result of this offering.

Recent Regulatory Developments

On November 14, 2011, the Bank entered into the Consent Order with its primary regulator, the OCC, which contains a requirement that the Bank maintain minimum capital ratios that exceed the minimum regulatory capital ratios for “well-capitalized” banks. The Consent Order required the Bank to achieve Tier 1 capital of at least 9% of adjusted total average assets, Tier 1 risk based capital of at least 10%, and total risk based capital of at least 12% of risk-weighted assets by March 31, 2012. With funds from the Private Placement, the Company made a capital contribution of $2.25 million to the Bank on December, 31, 2012. The Company made an additional $750,000 capital contribution to the Bank on March 31, 2013. As a result, the Bank’s capital levels are now above the higher minimum capital levels imposed by the OCC in the Consent Order, and the Bank is in compliance with a majority of the Articles in the Consent Order. Nevertheless, as long as the higher minimum capital levels imposed by the Consent Order remain in effect, the Bank will not be deemed to be “well-capitalized”. As of December 31, 2012, the Bank was considered “adequately capitalized”. For additional information on the Consent Order, including actions the Bank has taken in response to the Consent Order, see “Management’s Discussion and Analysis — Recent Regulatory Developments” and “Management’s Discussion and Analysis — Results of Operations — Capital Resources.”

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

Income (Loss) per Share — Basic income (loss) per share represents net income (loss) divided by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method. For the six month period ended June 30, 2012, all of the potential common shares were considered anti-dilutive due to the average trading price of the Company’s common stock which was well below the exercise price of all outstanding options and warrants. For the three month periods ended June 30, 2013 and 2012 and for the six month period ended June 30, 2013, as a result of the Company’s net loss, all of the potential common shares were considered anti-dilutive.

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

Income Taxes — The Company accounts for income taxes in accordance with FASB ASC Topic 740, “Income Taxes” (“ASC Topic 740”). Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established to reduce deferred tax assets if it is determined to be “more likely than not” that all or some portion of the potential deferred tax asset will not be realized. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for 2012 as filed with the Securities and Exchange Commission.

We did not recognize any income tax benefit or expense for the three and six month periods ended June 30, 2013 and 2012 due to our net operating loss carryforward position. Accounting literature states that a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized. The determination of whether a deferred tax asset is realizable is based on weighting all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified. During our September 30, 2010 quarterly analysis of the valuation allowance recorded against our deferred tax assets, we determined that it was not more likely than not that our deferred tax assets will be recognized in future years due to the continued decline in credit quality and the resulting impact on net interest margin, increased net losses, and negative impact on capital as a result of provision for loan losses and write-downs on other real estate owned, and we recorded a 100% valuation allowance against the deferred tax asset. We will continue to analyze our deferred tax assets and related valuation allowance each quarter taking into account performance compared to forecast and current economic or internal information that would impact forecasted earnings.

The Company believes that its income tax filing positions taken or expected to be taken in its tax returns will more likely than not be sustained upon audit by the taxing authorities, and does not anticipate any adjustments that will result in a material adverse impact on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC Topic 740.

Recently Issued Accounting Pronouncements — During the first six months of 2013, there were no new standards or guidance issued by the regulatory authorities relevant to the Company.

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

	June 30, 2013
	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Government-sponsored mortgage-backed	$12,188,317	$45,474	$(459,392)	$11,774,399
Municipals, tax-exempt	9,116,649	—	(599,750)	8,516,899
Municipals, taxable	1,329,444	8,561	(4,462)	1,333,543
Total investment securities	$22,634,410	$54,035	$(1,063,604)	$21,624,841

	December 31, 2012
	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Government-sponsored enterprises	$1,000,000	$1,783	$—	$1,001,783
Government-sponsored mortgage-backed	13,970,527	94,008	(121,417)	13,943,118
Municipals, tax-exempt	9,168,199	75,608	(68,218)	9,175,589
Municipals, taxable	1,333,217	30,443	(35)	1,363,625
Total investment securities	$25,471,943	$201,842	$(189,670)	$25,484,115

At June 30, 2013, investment securities with a fair value of $20.5 million and unrealized losses of $1.1 million had been in a continuous loss position for less than twelve months and all remaining investment securities were in an unrealized gain position. At December 31, 2012, investment securities with a fair value of $13.2 million and unrealized losses of $189,670 had been in a continuous loss position for less than twelve months and all remaining investment securities were in an unrealized gain position. The Company believes, based on industry analyst reports and credit ratings that the deterioration in the fair value of these investment securities available for sale is attributed to changes in market interest rates and not in the credit quality of the issuer, and therefore, these losses are not considered other-than-temporary. The Company has the ability and intent to hold the investment securities until such time as the value recovers or the security matures.

The amortized costs and fair values of investment securities available for sale at June 30, 2013, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers have the right to prepay the obligations.

	June 30, 2013
	Amortized Cost	Fair Value
Due within one year	$—	$—
Due after one through three years	—	—
Due after three through five years	—	—
Due after five through ten years	2,842,670	2,678,776
Due after ten years	19,791,740	18,946,065
Total investment securities	$22,634,410	$21,624,841

NOTE 4 — LOANS

At June 30, 2013, our gross loan portfolio consisted primarily of $34.5 million of commercial real estate loans, $9.6 million of commercial business loans, and $20.9 million of consumer and home equity loans. Our current loan portfolio composition is not materially different than the loan portfolio composition disclosed in the footnotes to the consolidated financial statements included in our Annual Report on Form 10-K for 2012 as filed with the Securities and Exchange Commission.

During the second quarter, the Bank completed an asset sale in an arm’s-length transaction to the Company for a purchase price of $5.5 million. Real estate owned of $3.3 million and three loans totaling $2.2 million were transferred as a result of the sale from the Bank to the Company. No gains or losses were recognized as a result of the asset sale as the assets were sold at current carrying value.

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

The following table summarizes delinquencies and nonaccruals, by portfolio class, as of June 30, 2013 and December 31, 2012.

	Single and multifamily residential real estate	Construction and development	Commercial real estate — other	Commercial business	Consumer	Total
June 30, 2013
30–59 days past due	$172,826	$92,773	$—	$10,516	$—	$276,115
60–89 days past due	—	—	—	—	—	—
Nonaccrual	395,902	909,189	339,972	—	348	1,645,411
Total past due and nonaccrual	568,728	1,001,962	339,972	10,516	348	1,921,526
Total debt restructurings	1,166,507	—	1,306,483	—	—	2,472,990
Current	17,956,471	10,052,804	21,833,358	9,600,825	1,174,864	60,618,322
Total loans (gross of deferred fees)	$19,691,706	$11,054,766	$23,479,813	$9,611,341	$1,175,212	$65,012,838
Deferred fees						(108,981)
Loan loss reserve						(1,511,415)
Total Loans, net						$63,392,442

	Single and multifamily residential real estate	Construction and development	Commercial real estate — other	Commercial business	Consumer	Total
December 31, 2012
30–59 days past due	$46,178	$—	$—	$—	$9,316	$55,494
60–89 days past due	—	—	—	—	1,541	1,541
Nonaccrual	719,260	3,710,587	331,000	—	—	4,760,847
Total past due and nonaccrual	765,438	3,710,587	331,000	—	10,857	4,817,882
Total debt restructurings	1,175,843	—	1,314,205	—	—	2,490,048
Current	19,353,645	8,588,865	23,199,950	10,915,768	1,117,687	63,175,915
Total loans (gross of deferred fees)	$21,294,926	$12,299,452	$24,845,155	$10,915,768	$1,128,544	$70,483,845
Deferred fees						(102,099)
Loan loss reserve						(1,858,416)
Total Loans, net						$68,523,330

At June 30, 2013 and December 31, 2012, there were nonaccrual loans of $1.6 million and $4.8 million, respectively. Foregone interest income related to nonaccrual loans equaled $110,817 and $182,088 for the six months ended June 30, 2013 and 2012, respectively. No interest income was recognized on nonaccrual loans during the six months ended June 30, 2013 and 2012. At June 30, 2013 and December 31, 2012, there were no accruing loans which were contractually past due 90 days or more as to principal or interest payments. One loan was returned to accrual status during the six months ended June 30, 2013.

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

The following table summarizes management’s internal credit risk grades, by portfolio class, as of June 30, 2013 and December 31, 2012.

	Single and multifamily residential real estate	Construction and development	Commercial real estate — other	Commercial business	Consumer	Total
June 30, 2013
Pass Loans	$11,710,485	$665,180	$—	$—	$1,175,212	$13,550,877
Grade 1 – Prime	—	—	—	308,750	—	308,750
Grade 2 – Good	—	—	—	184,338	—	184,338
Grade 3 – Acceptable	1,778,465	668,942	7,288,312	1,621,713	—	11,357,432
Grade 4 – Acceptable w/ Care	4,662,989	7,689,994	14,214,195	7,496,540	—	34,063,718
Grade 5 – Special Mention	730,100	92,773	—	—	—	822,873
Grade 6 – Substandard	809,667	1,937,877	1,977,306	—	—	4,724,850
Grade 7 – Doubtful	—	—	—	—	—	—
Total loans (gross of deferred fees)	$19,691,706	$11,054,766	$23,479,813	$9,611,341	$1,175,212	$65,012,838

	Single and multifamily residential real estate	Construction and development	Commercial real estate — other	Commercial business	Consumer	Total
December 31, 2012
Pass Loans	$11,422,022	$696,905	$139,012	$113,288	$1,128,544	$13,499,771
Grade 1 – Prime	—	—	—	308,750	—	308,750
Grade 2 – Good		—	230,280	107,938	—	338,218
Grade 3 – Acceptable	2,117,292	348,161	10,556,916	1,989,425	—	15,011,794
Grade 4 – Acceptable w/ Care	4,659,260	6,027,262	12,273,743	8,333,192	—	31,293,457
Grade 5 – Special Mention	1,061,367	95,941	—	63,175	—	1,220,183
Grade 6 – Substandard	2,034,985	5,131,183	1,645,204	—	—	8,811,372
Grade 7 – Doubtful	—	—	—	—	—	—
Total loans (gross of deferred fees)	$21,294,926	$12,299,452	$24,845,155	$10,915,768	$1,128,544	$70,483,845

Loans graded one through four are considered “pass” credits. At June 30, 2013, approximately 91% of the loan portfolio had a credit grade of “pass” compared to 86% at December 31, 2012. For loans to qualify for this grade, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment. Consumer loans are assigned a “pass” credit rating unless something within the loan warrants a specific classification grade. As of June 30, 2013, we had loans totaling $823,000 classified as special mention. This classification is utilized when an initial concern is identified about the financial health of a borrower. Loans are designated as such in order to be monitored more closely than other credits in the loan portfolio. At June 30, 2013, substandard loans totaled $4.7 million, with all loans being collateralized by real estate. Substandard credits are evaluated for impairment on a quarterly basis.

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

At June 30, 2013, impaired loans totaled $1.7 million, all of which were valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral. Impaired loans decreased $6.8 million from December 31, 2012 due to several loans totaling $4.9 million no longer being considered impaired as a result of improved economic factors, improved collateral values, and performance. In addition, $1.2 million in loans were transferred to other real estate owned during the six months ended June 30, 2013 and $0.7 million in loan balance reductions occurred through pay downs or short sales. Market values were obtained using independent appraisals, updated in accordance with our reappraisal policy, or other market data such as recent offers to the borrower. As of June 30, 2013, we had loans totaling approximately $3 million that were classified in accordance with our loan rating policies but were not considered impaired. The following table summarizes information relative to impaired loans, by portfolio class, at June 30, 2013 and December 31, 2012.

	Unpaid principal balance	Recorded investment	Related allowance	Average impaired investment	Year to date interest income
June 30, 2013
With no related allowance recorded:
Single and multifamily residential real estate	$45,728	$45,728	$—	$76,497	$—
Construction and development	—	—	—	1,152,799	—
Commercial real estate — other	—	—	—	438,068	—
With related allowance recorded:
Single and multifamily residential real estate	496,959	443,007	122,437	1,333,115	1,505
Construction and development	1,174,019	909,189	—	1,471,348	—
Commercial real estate — other	339,972	339,972	75,972	336,981	—
Total:
Single and multifamily residential real estate	542,687	488,735	122,437	1,409,612	1,505
Construction and development	1,174,019	909,189	—	2,624,147	—
Commercial real estate — other	339,972	339,972	75,972	775,049	—
	$2,056,678	$1,737,896	$198,409	$4,808,808	$1,505
December 31, 2012
With no related allowance recorded:
Single and multifamily residential real estate	$91,859	$91,859	$—	$91,342	$5,405
Construction and development	2,478,357	2,315,396	—	2,233,267	108,322
Commercial real estate — other	1,314,205	1,314,205	—	1,277,725	72,967
With related allowance recorded:
Single and multifamily residential real estate	2,029,076	1,943,127	159,979	1,466,570	—
Construction and development	3,596,136	2,498,606	248,417	3,359,431	58,301
Commercial real estate — other	331,000	331,000	34,000	318,679	—
Total:
Single and multifamily residential real estate	2,120,938	2,034,986	159,979	1,557,912	5,405
Construction and development	6,074,493	4,814,002	248,417	5,592,698	166,623
Commercial real estate — other	1,645,205	1,645,205	34,000	1,596,404	72,967
	$9,840,633	$8,494,193	$442,396	$8,747,014	$244,995

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

The carrying balance of troubled debt restructurings as of June 30, 2013 and December 31, 2012 was $2.5 million and consisted of three performing loans within two relationships.

There were no loans modified during the six months ended June 30, 2013. There were two commercial real estate loans and one single family loan that were modified during the year ended December 31, 2012 totaling $2.5 million (pre-modification investment equaling post-modification investment). Two of these loans were modified with a term concession and the third was modified with a rate concession.

There were no loans modified as troubled debt restructurings within the previous 12-month period for which there was a payment default during the six months ended June 30, 2013.

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

The following table summarizes activity related to our allowance for loan losses for the six months ended June 30, 2013 and 2012, by portfolio segment.

	Single and multifamily residential real estate	Construction and development	Commercial real estate — other	Commercial business	Consumer	Total
June 30, 2013
Allowance for loan losses:
Balance, beginning of period	$611,576	$1,073,110	$63,747	$36,682	$73,301	$1,858,416
Provision for loan losses	(83,473)	(462,040)	261,634	(16,312)	16,820	(283,371)

Loan charge-offs	(68,071)	(97,060)	—	—	—	(165,131)
Loan recoveries	—	95,000	—	6,501	—	101,501
Net loans charged-off	(68,071)	(2,060)	—	6,501	—	(63,630)
Balance, end of period	$460,032	$609,010	$325,381	$26,871	$90,121	$1,511,415

Individually reviewed for impairment	$122,437	$—	$75,972	—	$—	$198,409
Collectively reviewed for impairment	337,595	609,010	249,409	26,871	90,121	1,313,006
Total allowance for loan losses	$460,032	$609,010	$325,381	$26,871	$90,121	$1,511,415

Gross loans, end of period:
Individually reviewed for impairment	$488,735	$909,189	$339,972	$—	$—	$1,737,896
Collectively reviewed for impairment	19,202,971	10,145,577	23,139,841	9,611,341	1,175,212	63,274,942
Total loans (gross of deferred fees)	$19,691,706	$11,054,766	$23,479,813	$9,611,341	$1,175,212	$65,012,838

June 30, 2012
Allowance for loan losses:
Balance, beginning of year	$576,669	$688,847	$347,061	$412,808	$85,138	$2,110,523
Provision for loan losses	107,818	530,114	(288,097)	(355,894)	48,809	42,750

Loan charge-offs	(55,330)	(18,461)	(49,999)	(10)	(90,019)	(213,819)
Loan recoveries	1,575	—	—	1,233	—	2,808
Net loans charged-off	(53,755)	(18,461)	(49,999)	1,223	(90,019)	(211,011)
Balance, end of period	$630,732	$1,200,500	$8,965	$58,137	$43,928	$1,942,262

Individually reviewed for impairment	$128,941	$321,897	$8,572	$—	$—	$459,410
Collectively reviewed for impairment	501,791	878,603	393	58,137	43,928	1,482,852
Total allowance for loan losses	$630,732	$1,200,500	$8,965	$58,137	$43,928	$1,942,262

Gross loans, end of period:
Individually reviewed for impairment	$1,810,235	$6,078,339	$1,640,472	$—	$—	$9,529,046
Collectively reviewed for impairment	19,334,824	7,269,819	24,102,117	10,575,281	1,260,750	62,542,791
Total loans (gross of deferred fees)	$21,145,059	$13,348,158	$25,742,589	$10,575,281	$1,260,750	$72,071,837

	June 30, 2013	June 30, 2012
Nonaccrual loans	$1,645,411	$5,039,877
Average gross loans	66,123,684	77,374,488
Net loans charged-off as a percentage of average gross loans	.001%	.020%
Allowance for loan losses as a percentage of total gross loans	2.22%	2.67%
Allowance for loan losses as a percentage of non-accrual loans	91.85%	38.85%

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

	One year or less	After one but within five years	After five years	Total
June 30, 2013
Single and multifamily residential real estate	$4,573,313	$9,915,905	$5,202,488	$19,691,706
Construction and development	3,779,426	7,275,340	—	11,054,766
Commercial real estate — other	4,524,905	18,136,893	818,015	23,479,813
Commercial business	4,196,110	4,506,742	908,489	9,611,341
Consumer	521,188	635,777	18,247	1,175,212
Total	$17,594,942	$40,470,657	$6,947,239	$65,012,838

	One year or less	After one but within five years	After five years	Total
December 31, 2012
Single and multifamily residential real estate	$5,928,674	$8,939,057	$6,427,195	$21,294,926
Construction and development	7,850,172	4,449,280	—	12,299,452
Commercial real estate — other	6,741,119	16,663,203	1,440,833	24,845,155
Commercial business	4,978,599	4,879,159	1,058,010	10,915,768
Consumer	421,795	694,582	12,167	1,128,544
Total	$25,920,359	$35,625,281	$8,938,205	$70,483,845

	June 30, 2013	December 31, 2012
Loans maturing after one year with:
Fixed interest rates	$18,709,203	$16,819,601
Floating interest rates	$28,708,693	$27,743,885

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

Available-for-sale investment securities ($21,624,841 at June 30, 2013) are carried at fair value and measured on a recurring basis using Level 2 inputs (other observable inputs). Fair values are estimated by using bid prices and quoted prices of pools or tranches of securities with similar characteristics.

We do not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and a specific reserve within the allowance for loan losses is established or the loan is charged down to the fair value less costs to sell. At June 30, 2013, all impaired loans were evaluated on a nonrecurring basis based on the market value of the underlying collateral. Market values are generally obtained using independent appraisals or other market data, which the Company considers to be Level 2 inputs (other observable inputs). The aggregate carrying amount, net of specific reserves, of impaired loans carried at fair value at June 30, 2013 and December 31, 2012 was $1.5 million and $8.1 million, respectively.

Other real estate owned and repossessed assets, generally consisting of properties or other collateral obtained through foreclosure or in satisfaction of loans, are carried at fair value and measured on a non-recurring basis. Market values are generally obtained using independent appraisals or other current market information, including but not limited to offers received on a property, which the Company considers to be level 2 inputs (other observable inputs). The carrying amount of other real estate owned and repossessed assets carried at fair value at June 30, 2013 and December 31, 2012 was $4,489,757 and $4,468,294, respectively.

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

The estimated fair values of the Company’s financial instruments at June 30, 2013 and December 31, 2012 are as follows:

June 30, 2013	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$9,838,897	$9,838,897	$9,838,897	—	—
Federal funds sold	12,809,934	12,809,934	12,809,934	—	—
Investment securities available for sale	21,624,841	21,624,841	—	21,624,841	—
Non-marketable equity securities	456,600	456,600	—	456,600	—
Loans, net	63,392,442	62,094,365		62,094,365	—

Financial Liabilities:
Deposits	98,193,464	98,384,832	—	98,384,832	—
Securities sold under agreements to repurchase	29,879	29,879	—	29,879	—

December 31, 2012	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$20,138,500	$20,138,500	$20,138,500	—	—
Federal funds sold	2,500,000	2,500,000	2,500,000	—	—
Investment securities available for sale	25,484,115	25,484,115	—	25,484,115	—
Non-marketable equity securities	735,300	735,300	—	735,300	—
Loans, net	68,523,330	67,418,337	—	67,418,337	—

Financial Liabilities:
Deposits	96,404,388	96,600,430	—	96,600,430	—
Federal Home Loan Bank advances	7,000,000	7,280,808	—	7,280,808	—
Securities sold under agreements to repurchase	108,680	108,680	—	108,680	—

NOTE 6 — STOCK COMPENSATION PLANS

The Independence Bancshares, Inc. 2005 Stock Incentive Plan (the “2005 Incentive Plan”) initially reserved up to 260,626 shares of the Company’s common stock for the issuance of stock options but contained an evergreen provision, which provided that the maximum number of shares to be issued under the 2005 Incentive Plan would automatically increase each time the Company issued additional shares of common stock such that the total number of shares issuable under the 2005 Incentive Plan would at all times equal 12.5% of the then outstanding shares of common stock. With the closing of the Private Placement on December 31, 2012, the number of shares reserved for the issuance of stock options under the 2005 Incentive Plan increased to 2,466,720 shares.

On February 27, 2013, our board of directors amended the 2005 Stock Incentive Plan to cap the number of shares issuable thereunder at 2,466,720 and adopted the Independence Bancshares, Inc. 2013 Equity Incentive Plan (the “2013 Incentive Plan”), which also reserves 2,466,720 shares of common stock for the issuance of equity compensation awards, including stock options, to officers, directors, employees, consultants, or advisors of the Company or any subsidiary, such as the Bank. The 2013 Incentive Plan is an omnibus plan and therefore also provides for the issuance of other equity compensation, including restricted stock and stock appreciation rights, and includes an evergreen provision that provides that the number of shares of common stock available for issuance under the 2013 Incentive Plan automatically increases each time the Company issues additional shares of common stock so that the number of shares available for issuance under the 2013 Incentive Plan (plus any shares reserved under the 2005 Incentive Plan) continues to equal 20% of the Company’s total outstanding shares, assuming the all shares available under the 2005 Incentive Plan and 2013 Incentive Plan are issued.

As of December 31, 2012, there were 473,505 stock options outstanding with a weighted average exercise price of $2.75 per share, all of which were vested. During the six months ended June 30, 2013, the Company granted an additional 2,650,000 stock options to certain employees and an advisor to the Company, for a total outstanding of 3,123,505 options at a weighted average price of $1.10. Of the 3,123,505 options issued, 80,000 options have vested.

On August 1, 2013, the Company sold 769,000 shares of common stock at a price of $0.80 per share to certain existing shareholders in a follow-on public offering for gross proceeds of approximately $615,200. Consequently, due to the evergreen provision, the total shares under the 2013 Incentive Plan increased by 192,250 shares as of the close of the offering.

Compensation expense related to stock options granted was $86,024 and none for the six months ended June 30, 2013 and 2012, respectively. Compensation expense is based on the fair value of the option estimated at the date of grant using the Black-Scholes option-pricing model. Compensation expense is recognized on a straight line basis over the vesting period of the option.

NOTE 7 — BUSINESS SEGMENTS

The Company reports its activities as three business segments, the Community Banking, Mobile Transaction Services, and Holding Company as defined in Note 1. In determining proper segment definition, the Company considers the materiality of a potential segment and components of the business about which financial information is available and regularly evaluated, relative to a resource allocation and performance assessment.

The following table presents selected financial information for the Company’s reportable business segments for the three and six months ended June 30, 2013 (In thousands). There were no revenues or expenses for the three and six months ended June 30, 2012.

	Community Banking	Mobile Transaction Services	Holding Company	Eliminations	Total
For the three months ended,
June 30, 2013
Interest income	$1,017,308	$—	$953	$—	$1,018,261
Interest expense	132,975	—	—	—	132,975
Net interest income	884,333	—	953	—	885,286

Provision for loan losses	(400,000)	—	116,629	—	(283,371)
Noninterest income	64,103	—	(664,843)	662,899	62,159
Noninterest expense	2,013,279	988,112	248,931	(1,944)	3,248,378
Income (loss) before income taxes	(664,843)	(988,112)	(1,029,450)	664,843	(2,017,562)
Income tax expense (benefit)	—	—	—	—	—
Net income (loss)	$(664,843)	$(988,112)	$(1,029,450)	$664,843	$(2,017,562)

	Community Banking	Mobile Transaction Services	Holding Company	Eliminations	Total
For the six months ended,
June 30, 2013
Interest income	$2,017,507	$—	$953	$—	$2,018,460
Interest expense	301,655	—	—	—	301,655
Net interest income	1,715,852	—	953	—	1,716,805

Provision for loan losses	(400,000)	—	116,629	—	(283,371)
Noninterest income	103,516	—	(822,887)	820,943	101,572
Noninterest expense	3,042,255	1,263,593	440,906	(1,944)	4,744,810
Income (loss) before income taxes	(822,887)	(1,263,593)	(1,379,469)	822,887	(2,643,062)
Income tax expense (benefit)	—	—	—	—	—
Net income (loss)	$(822,887)	$(1,263,593)	$(1,379,469)	$822,887	$(2,643,062)

Assets	$108,380,678	$23,593	$17,185,654	$(9,970,241)	$115,619,684
Loans receivable, net	61,293,399	—	2,099,043	—	63,392,442
Deposits	99,022,530	—	—	(829,066)	98,193,464
Shareholders’ equity	9,132,128	(1,263,593)	18,248,459	(9,132,128)	16,984,866

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

Overview

The following discussion describes our results of operations for the three and six month periods ended June 30, 2013 and 2012 and also analyzes our financial condition as of June 30, 2013.

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

At June 30, 2013, we had total assets of $115.6 million, a decrease of $9.3 million, or 7.4%, from total assets of $124.9 million at December 31, 2012. The largest components of our total assets are net loans, investment securities available for sale, fed funds sold and cash and due from banks, which were $63.4 million, $21.6 million, $12.8 million and $9.8 million, respectively, at June 30, 2013. Comparatively, our net loans, investment securities available for sale, fed funds sold and cash and due from banks totaled $68.5 million, $25.5 million, $2.5 million and $20.1 million, respectively, at December 31, 2012. Our liabilities and shareholders’ equity at June 30, 2013, totaled $98.6 million and $17.0 million, respectively, compared to liabilities of $104.3 million and shareholders’ equity of $20.6 million at December 31, 2012. The principal component of our liabilities is deposits, which were $98.2 million and $96.4 million at June 30, 2013 and December 31, 2012, respectively.

Our net loss was $2.0 million for the three months ended June 30, 2013, or $0.10 per share, a decrease of $2.0 million, or 3,050%, compared to a net loss of $64,048, or $0.03 per share, for the three months ended June 30, 2012. This decrease in net income was primarily driven by an increase in product research and development expense, real estate owned activity, professional fees and compensation and benefits expense, as well as a decrease in noninterest income.

Our net loss was $2.6 million for the six months ended June 30, 2013, or $0.13 per share, a decrease of $2.8 million, or 2,215%, compared to net income of $124,975, or $0.06 per share, for the six months ended June 30, 2012. This decrease in net income was primarily driven by an increase in product research and development expense, real estate owned activity, professional fees and compensation and benefits expense, as well as a decrease in noninterest income.

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

Regulatory Developments

On November 14, 2011, the Bank entered into the Consent Order with its primary regulator, the OCC, which, among other things, contains a requirement that the Bank maintain minimum capital levels that exceed the minimum regulatory capital ratios for “well-capitalized” banks. The minimum capital ratios for a bank are generally 8% for total capital, 4% for Tier 1 capital and 4% for leverage. To be eligible to be classified as “well-capitalized,” a bank must generally maintain a total capital ratio of 10% or more, a Tier 1 capital ratio of 6% or more, and a leverage ratio of 5% or more. The Consent Order required the Bank to achieve Tier 1 capital at least 9% of adjusted total average assets, Tier 1 risk based capital at least 10%, and total risk based capital at least 12% of risk-weighted assets by March 31, 2012. The Bank did not achieve these higher capital requirements by March 31, 2012, and as a result, the OCC deemed the Bank not to be in compliance with a majority of the Articles in the Consent Order, all of which were dependent on the Bank achieving these higher capital requirements. On December 31, 2012, in connection with the closing of the Private Placement, the Company made a capital contribution of $2.25 million to the Bank. On March 31, 2013, the Company made an additional capital contribution of $750,000 to the Bank. As a result, the Bank’s capital levels are now above the higher minimum capital levels imposed by the OCC in the Consent Order, and the Bank is in compliance with a majority of the Articles in the Consent Order. Nevertheless, as long as the higher minimum capital levels imposed by the Consent Order remain in effect, the Bank will not be deemed to be “well-capitalized”. As of June 30, 2013, the Bank was considered “adequately capitalized”.

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

As a result of the capital contribution of $2.25 million from the Company to the Bank on December 31, 2012 and the additional contribution of $750,000 on March 31, 2013, we exceeded the required levels. However, we are not considered in compliance until the Bank returns to sustained core earnings.

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

As of March 31, 2013, the Bank had completed all requirements except the reduction of classified assets. Therefore, the OCC had deemed the Bank in non-compliance until the adversely classified index was lowered. During the quarter ended June 30, 2013, we purchased certain classified assets totaling approximately $5.5 million from the Bank in an arm’s-length transaction, resulting in a significant reduction in the Bank’s adversely classified asset index, but the determination of our compliance with this requirement will be made by the OCC.

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
The Bank is currently in compliance with this requirement of the Consent Order.
Continue to ensure adherence to the Bank’s comprehensive policy for determining the adequacy of the Bank’s allowance for loan losses in accordance with GAAP.	The Bank is currently in compliance with this requirement of the Consent Order.
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

We intend to take all actions necessary to enable the Bank to comply with the requirements of the Consent Order, and as of the date hereof, we believe we have submitted all documentation required as of this date to the OCC. We believe we are currently in compliance with the requirements of the Consent Order except for the parts dealing with asset quality and consequently, the impact that has on capital, strategic plan, and profitability. We are working to improve the quality of the Bank’s balance sheet by reducing our adversely classified index. During the quarter ended June 30, 2013, we purchased certain classified assets totaling approximately $5.5 million from the Bank in an arm’s-length transaction, resulting in a significant reduction in the Bank’s adversely classified asset index. As of June 30, 2013, the Bank’s adversely classified assets ratio was approximately 32% (the adversely classified index is the ratio of the substandard assets plus other real estate owned to Tier 1 Capital plus the allowance for loan loss). We believe the reduction of the Bank’s adversely classified asset index will reduce the balance sheet risk of the Bank, helping it to meet the Consent Order requirements, and, ultimately, be released from the Consent Order. The determination of our compliance will be made by the OCC, and there can be no assurance that the OCC will determine that we are in compliance with the provisions of the Consent Order as described above. Failure to meet the requirements of the Consent Order could result in additional enforcement remedies, including civil money penalties and/or sanctions as the OCC considers appropriate, which could have a material impact on our financial condition. In addition, the OCC may amend the Consent Order based on the results of their ongoing examinations of the Bank.

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

Results of Operations

Three months ended June 30, 2013 and 2012

We recorded a net loss of $2.0 million, or $0.10 per diluted share, for the quarter ended June 30, 2013, compared to a net loss of $64,048, or $0.03 per diluted share, for the quarter ended June 30, 2012. This increase in net loss between comparable periods was primarily driven by increases in several expense areas including professional fees, research and development and real estate owned activity. Each of these components is discussed in greater detail below.

During the quarter ended June 30, 2013, the Bank completed an asset sale with the Company for a purchase price of $5.5 million. Real estate owned of $3.3 million and three loans totaling $2.2 million were transferred from the Bank to the Company as a result of the sale. No gains or losses were recognized as a result of the asset sale as the assets were sold at current carrying value.

The following table sets forth information related to our average balances, average yields on assets, and average costs of liabilities for the three months ended June 30, 2013 and 2012. We derived these yields by dividing annualized income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. The net amount of capitalized loan fees are amortized into interest income on loans.

	For the Three Months Ended June 30,
	2013			2012
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Federal funds sold and other	$10,074,968	$14,999	0.60%	$12,055,227	$12,675	0.42%
Investment securities	23,016,867	114,001	1.99	14,103,500	96,196	2.74
Loans (1)	66,123,684	889,261	5.40	72,790,982	949,361	5.23
Total interest-earning assets	$99,215,519	$1,018,261	4.11%	$98,949,709	$1,058,232	4.29%

NOW accounts	$7,071,081	$4,845	0.27%	$6,232,732	$5,619	0.36%
Savings & money market	43,963,931	30,980	0.28	39,027,115	69,308	0.71
Time deposits (excluding brokered time deposits)	37,091,341	74,978	0.81	38,252,543	98,274	1.03
Brokered time deposits	1,594,077	6,159	1.55	4,234,360	23,243	2.20
Total interest-bearing deposits	89,720,430	116,962	0.52	87,746,750	196,444	0.90
Borrowings	3,793,397	16,013	1.69	7,131,107	52,690	2.96
Total interest-bearing liabilities	$93,513,827	$132,975	0.57%	$94,877,857	$249,134	1.05%

Net interest spread			4.68%			3.24%
Net interest income/ margin		$885,286	3.57%		$809,098	3.28%

(1)	Nonaccrual loans are included in average balances for yield computations.

For the three months ended June 30, 2013, we recognized $1.0 million in interest income and $132,975 in interest expense, resulting in net interest income of $885,286, an increase of $76,188, or 9.4%, over the same period in 2012. Average earning assets increased to $99.2 million for the three months ended June 30, 2013 from $98.9 million for the three months ended June 30, 2012, an increase of $265,810, or 0.3%. This increase in earning assets was primarily due to a $8.9 million increase in investment securities, partially offset by a $6.7 million decrease in average loans between periods and a $2 million decrease in federal funds sold. Average interest bearing liabilities decreased to $93.5 million for the three months ended June 30, 2013 from $94.9 million for the three months ended June 30, 2012, a decrease of $1.4 million, or 1.5%. Beginning in 2009, we adopted measures to promote the long term stability of the Bank. These measures included restructuring the balance sheet to focus on credit quality and management of our funding sources to increase liquidity and the net interest margin. As a result, average loans have decreased between periods, with funds from net loan payoffs being used to repay FHLB advances and brokered time deposits as well as to strengthen our liquidity position through cash and the investment securities portfolio. Net interest margin, calculated as annualized net interest income divided by average earning assets, increased from 3.28% for the quarter ended June 30, 2012 to 3.57% for the quarter ended June 30, 2013, primarily due to a decrease in cost of funds from 1.05% to 0.57% between periods due to the mix of liabilities and the timing of their repricing, net of a decrease in yield on earning assets from 4.29% to 4.11% between periods.

We recorded a negative provision for loan losses of $283,371 for the quarter ended June 30, 2013, representing a decrease of $326,121 compared to the provision for loan losses of $42,750 for the quarter ended June 30, 2012. The allowance as a percentage of gross loans decreased to 2.22% as of June 30, 2013 compared to 2.64% at December 31, 2012. Specific reserves were approximately $198,000 on impaired loans of $1.7 million as of June 30, 2013 compared to specific reserves of approximately $442,000 on impaired loans of $8.5 million as of December 31, 2012. As of June 30, 2013, the general reserve allocation was 2.06% of gross loans not impaired compared to 2.28% as of December 31, 2012. The provision for loan losses is discussed further below under “Provision and Allowance for Loan Losses.”

For the three months ended June 30, 2013, noninterest income was $62,159 compared to $174,308 for the three months ended June 30, 2012, a decrease of $112,149, or 6.4%, between comparable periods. Other noninterest income for the three months ended June 30, 2013 and 2012 was derived from service charges on deposits, customer service fees, gains on investment securities sales, and mortgage origination income. The primary contributor for this quarter’s decrease was that no gains on the sale of investment securities were recognized for the quarter ended June 30, 2013, a decrease from the quarter ended June 30, 2012 of $110,405.

During the current quarter, we incurred noninterest expenses of $3.2 million, compared to noninterest expenses of $1.0 million for the quarter ended June 30, 2012, an increase of $2.2 million, or 222%. This increase in noninterest expenses for the three month period ended June 30, 2013 primarily resulted from an increase in product research and development expense of $988,112, or 100%, due to expenses incurred to prepare for the implementation of our strategic plan and an increase of $837,772 in real estate owned activity which includes expenses to carry other real estate, gains and losses on sales of other real estate, and write-downs on real estate owned. Write-downs for the three months ended June 30, 2013 were $785,000 as a result of new contracts or appraisals received during the three months ended June 30, 2013. Compensation and benefits increased $137,133, or 0.3% due to open positions which were filled at the Bank and new hires at the Holding Company prior to the quarter ended June 30, 2013.

We did not recognize any income tax benefit or expense for the three months ended June 30, 2013 and 2012. Accounting literature states that a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized. The determination of whether a deferred tax asset is realizable is based on weighting all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified. During our September 30, 2010 quarterly analysis of the valuation allowance recorded against our deferred tax assets, we determined that it was not more likely than not that our deferred tax assets will be recognized in future years due to the continued decline in credit quality and the resulting impact on net interest margin, increased net losses, and negative impact on capital as a result of provision for loan losses and write-downs on other real estate owned, and booked a 100% valuation allowance against the deferred tax asset. We will continue to analyze our deferred tax assets and related valuation allowance each quarter taking into account performance compared to forecast and current economic or internal information that would impact forecasted earnings. No benefit was recognized on net loss for the quarter ended June 30, 2013 due to the Company’s large cumulative net operating loss carry-forward position as well as the 100% valuation allowance on our deferred tax assets. The net loss for the quarter ended June 30, 2013 may not represent a trend.

Six months ended June 30, 2013 and 2012

We recorded a net loss of $2.6 million or $0.13 per diluted share, for the six months ended June 30, 2013, an increase in loss of $2.8 million compared to a net income of $124,975, or $0.06 per diluted share, for the six months ended June 30, 2012. This decrease between comparable periods was primarily driven by increases in several expense areas including , real estate owned activity and product research and development expense net of decreases in provision for loan losses. Each of these components is discussed in greater detail below.

The following table sets forth information related to our average balances, average yields on assets, and average costs of liabilities for the six months ended June 30, 2013 and 2012. We derived these yields by dividing annualized income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. The net amount of capitalized loan fees are amortized into interest income on loans.

	For the Six Months Ended June 30,
	2013			2012
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Federal funds sold and other	$11,606,355	$25,947	0.45%	$11,609,118	$24,848	0.43%
Investment securities	24,042,340	237,182	1.98	13,555,148	183,456	2.72
Loans (1)	67,506,996	1,755,331	5.23	74,516,527	1,955,891	5.28
Total interest-earning assets	$103,155,691	$2,018,460	3.93%	$99,680,793	$2,164,195	4.37%

NOW accounts	$6,929,194	$9,403	0.27%	$6,003,138	$11,181	0.37%
Savings & money market	43,826,892	82,913	0.38	38,008,542	138,261	0.73
Time deposits (excluding brokered time deposits)	37,123,992	153,225	0.83	38,100,133	202,512	1.07
Brokered time deposits	1,594,066	12,249	1.55	6,335,447	73,305	2.33
Total interest-bearing deposits	89,474,144	257,790	0.58	88,447,260	425,259	0.97
Borrowings	5,430,756	43,865	1.62	7,142,896	105,427	2.97
Total interest-bearing liabilities	$94,904,900	$301,655	0.64%	$95,590,156	$530,686	1.12%

Net interest spread			3.30%			3.25%
Net interest income/ margin		$1,716,805	3.35%		$1,633,509	3.30%

(1)	Nonaccrual loans are included in average balances for yield computations.

For the six months ended June 30, 2013, we recognized $2.0 million in interest income and $301,655 in interest expense, resulting in net interest income of $1.7 million, an increase of $83,296, or 5%, over the same period in 2012. Average earning assets increased to $103.2 million for the six months ended June 30, 2013 from $99.7 million for the six months ended June 30, 2012 an increase of $3.5 million, or 3.4%. This increase in earning assets was due to a $10.5 million increase in investment securities, partially offset by a $7.0 million decrease in average loans between periods. Average interest bearing liabilities decreased to $94.9 million for the six months ended June 30, 2013 from $95.6 million for the six months ended June 30, 2012, a decrease of $685,256, or 0.7%. Net interest margin, calculated as annualized net interest income divided by average earning assets, increased from 3.3% for the six months ended June 30, 2012 to 3.35% for the six months ended June 30, 2013, primarily due to a decrease in cost of funds from 1.12% to 0. 64% for the same periods, respectively. This decrease in cost of funds was due to the change in mix of liabilities and the timing of their repricing.

A negative provision for loan losses of $283,371 was recognized for the six months ended June 30, 2013 representing a decrease of $326,121, or 763%, compared to the expense of $42,750 for the six months ended June 30, 2012. The decrease in provision for loan losses for the current six months is due to the decrease in average loans between comparable periods and a decrease in specific reserves as well as the general reserve level. Over the last year, we have seen a decrease in the amount of charge-offs and specific reserves needed due to the apparent stabilization of nonperforming loans. The provision for loan losses is discussed further below under “Provision and Allowance for Loan Losses.”

For the six months ended June 30, 2013, noninterest income was $101,572 compared to $236,990 for the six months ended June 30, 2012, a decrease of $135,418, or 57%, between comparable periods. This decrease is primarily due to no gains on sale of investment securities recognized during the six months ended June 30, 2013, a decrease of $130,736 from the six months ended June 30, 2012. Noninterest income for the six months ended June 30, 2013 and 2012 was derived from service charges on deposits, customer service fees, rental income, mortgage origination income and gains on the sale of investment securities.

During the six months ended June 30, 2013, we incurred noninterest expenses of $4.7 million, compared to noninterest expenses of $1.7 million for the six months ended June 30, 2012, an increase of $3 million, or 178%. This increase in noninterest expenses resulted primarily from an increase in product research and development expenses of $1.3 million, due to expenses incurred to prepare for the implementation of our new strategic plan and an increase of $1.3 million, in real estate owned activity, which includes expenses to carry other real estate, gains and losses on sales of other real estate, and write-downs on real estate owned. Write-downs for the six months ended June 30, 2013 were $818,000, primarily as a result of new appraisals or contracts received during the six months ended June 30, 2013. Write-downs or recoveries and gains or losses are charged against income, if necessary, as a result of our regular review of the fair value of repossessed property. In addition, during the six months ended June 30, 2012, we recognized a gain on the sale of real estate previously held for investment of $521,613. Increases in compensation and benefits of $177,134 and increases in professional fees of $349,254 also contributed to the increase in non-interest expenses. Compensation and benefits increased due to the filling of vacancies at the Bank and hiring of new people at the Holding Company. Professional fees increased due to consulting and legal expenses incurred to prepare for the implementation of our new strategic plan.

We did not recognize any income tax benefit for the six months ended June 30, 2013 or 2012.

Assets and Liabilities

General

Total assets as of June 30, 2013 and December 31, 2012 were $115.6 million and $124.9 million, respectively, a decrease of $9.3 million. Loans decreased $5.1 million, which was the result of $4.2 million of net loan payoffs and $1.2 million in transfers between loans and other real estate owned. Other real estate owned remained relatively flat due to the repossession of two properties, which was offset by the sale of two properties and net write-downs taken during the six months ended June 30, 2013. Investment securities decreased $3.8 million due to $1.0 million in maturities as well as $1.0 million in unrealized losses on investments. Cash and cash equivalents decreased $10.2 million and federal funds sold increased $10.3 million. At June 30, 2013, our total assets consisted principally of $9.8 million in cash and due from banks, $21.6 million in investment securities, $63.4 million in net loans, $12.8 million in fed funds sold, $2.2 million in property and equipment and $4.5 million in other real estate owned and repossessed assets. Our management closely monitors and seeks to maintain appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and demand.

Liabilities at June 30, 2013 totaled $98.6 million, representing a decrease of approximately $5.7 million compared to December 31, 2012, and consisted principally of $98.2 million in deposits and $399,054 in accrued expenses. Our accrued expenses consisted primarily of accrued legal, accounting and tax fees, and FDIC assessments. At June 30, 2013, shareholders’ equity was $17.0 million compared to $20.6 million at December 31, 2012. The decrease in shareholders’ equity was due to net loss of $2.6 million for the six months ended June 30, 2013 and an increase in unrealized losses on investment securities of approximately $1.0 million.

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, we invest a substantial percentage of our earning assets in our loan portfolio. At June 30, 2013, our gross loan portfolio consisted primarily of $34.5 million of commercial real estate loans, $9.6 million of commercial business loans, and $20.9 million of consumer and home equity loans. Our current loan portfolio composition is not materially different than the loan portfolio composition disclosed in the footnotes to the consolidated financial statements included in our Annual Report on Form 10-K for 2012 as filed with the Securities and Exchange Commission. We experienced net payoffs of $4.2 million during the six months ended June 30, 2013, due to careful consideration of liquidity needs and conservative credit risk management.

The composition of net loans by major category is as follows:

	June 30,		December 31,
	2013	% of Total	2012	% of Total
Real estate:
Commercial	$23,479,813	36.2%	$24,845,155	35.3%
Construction and development	11,054,766	17.0	12,299,452	17.5
Single and multifamily residential	19,691,706	30.3	21,294,926	30.2
Total real estate loans	54,226,285	83.5	58,439,533	83.0
Commercial business	9,611,341	14.8	10,915,768	15.5
Consumer	1,175,212	1.8	1,128,544	1.6
Deferred origination fees, net	(108,981)	(0.1)	(102,099)	(0.1)
Gross loans, net of deferred fees	64,903,857	100.0%	70,381,746	100.0%
Less allowance for loan losses	(1,511,415)		(1,858,416)
Loans, net	$63,392,442		$68,523,330

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

Refer to Note 4, Loans, for a table summarizing delinquencies and nonaccruals, by portfolio class, as of June 30, 2013 and December 31, 2012. Total delinquent and nonaccrual loans decreased from $4.8 million at December 31, 2012 to $1.9 million at June 30, 2013, a decrease of $2.9 million, or 60%. This decrease was a result of movement in several categories. Nonaccrual loans decreased during the three months due to our repossession of single and multifamily residential real estate and construction and development properties in satisfaction of loans as well as due to one loan being brought back to accrual status. At June 30, 2013, nonaccrual loans represented 2.5% of gross loans compared to 6.8% of gross loans as of December 31, 2012. Loans past due 30-89 days are considered potential problem loans and amounted to $276,000 and $57,035 at June 30, 2013 and December 31, 2012, respectively.

Another method used to monitor the loan portfolio is credit grading. As part of the loan review process, loans are given individual credit grades, representing the risk we believe is associated with the loan balance. Credit grades are assigned based on factors that impact the collectability of the loan, the strength of the borrower, the type of collateral, and loan performance. Commercial loans are individually graded at origination and credit grades are reviewed on a regular basis in accordance with our loan policy. Consumer loans are assigned a “pass” credit rating unless something within the loan warrants a specific classification grade. Refer to Note 4, Loans, for a table summarizing management’s internal credit risk grades, by portfolio class, as of June 30, 2013 and December 31, 2012.

Loans graded one through four are considered “pass” credits. At June 30, 2013, approximately 91% of the loan portfolio had a credit grade of “pass” compared to 86% at December 31, 2012. For loans to qualify for this grade, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment. Consumer loans are assigned a “pass” credit rating unless something within the loan warrants a specific classification grade.

Loans with a credit grade of five are not considered classified; however they are categorized as a special mention or watch list credit, and are considered potential problem loans. This classification is utilized by us when we have an initial concern about the financial health of a borrower. These loans are designated as such in order to be monitored more closely than other credits in our portfolio. We then gather current financial information about the borrower and evaluate our current risk in the credit. We will then either reclassify the loan as “substandard” or back to its original risk rating after a review of the information. There are times when we may leave the loan on the watch list, if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we determine to review the loan on a more regular basis. Loans on the watch list are not considered problem loans until they are determined by management to be classified as substandard. As of June 30, 2013, we had loans totaling $822,873 on the watch list compared to $1.2 million as of December 31, 2012, a decrease of approximately $394,902 or 32%. This decrease in watch list loans was due to two loans being downgraded during the quarter ended June 30, 2013 and one loan being upgraded.

Loans graded six or greater are considered classified credits. At June 30, 2013 and December 31, 2012, classified loans totaled $4.7 million and $8.8 million, respectively. The decrease in this category of $4.1 million, or 47%, during the six months ended June 30, 2013 is primarily due to the repossession of two properties totaling $1.2 million as well as two loans for $2.4 million being removed from the classified status due to performance; paydowns, short sales, and writedowns of approximately $1.1 million and three new loans added to the classified list for approximately $652,000. Classified credits are evaluated for impairment on a quarterly basis.

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

At June 30, 2013, impaired loans totaled $1.7 million, all of which were valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral. Market values were obtained using independent appraisals, updated in accordance with our reappraisal policy, or other market data such as recent offers to the borrower. As of June 30, 2013, we had seven loans totaling approximately $3.0 million that were classified in accordance with our loan rating policies but were not considered impaired. Refer to Note 4, Loans, for a table summarizing information relative to impaired loans, by portfolio class at June 30, 2013 and December 31, 2012.

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

The carrying balance of troubled debt restructurings as of both June 30, 2013 and December 31, 2012 was $2.5 million and consisted of three performing loans involving two relationships. Refer to Note 4, Loans, for a summary of TDRs at June 30, 2013 and December 31, 2012.

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. At June 30, 2013, the allowance for loan losses was $1.5 million, or 2.22% of gross loans, compared to $1.9 million at December 31, 2012, or 2.64% of gross loans.

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

Our allowance for loan losses consists of both specific and general reserve components. The specific reserve component relates to loans that are impaired loans as defined in FASB ASC Topic 310, “Receivables”. Loans determined to be impaired are excluded from the general reserve calculation described below and evaluated individually for impairment. Impaired loans totaled $1.7 million at June 30, 2013, with an associated specific reserve of $198,409. See Note 4, Loans, as well as the above discussion under “Loan Performance and Credit Quality” for additional information related to impaired loans.

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

Refer to Note 4, Loans, for a table summarizing activity related to our allowance for loan losses for the quarter ended June 30, 2013 and 2012, by portfolio segment. As of June 30, 2013, the allowance for loan losses was $1.5 million, or 2.22% of gross loans, compared to $1.9 million, or 2.64% of gross loans, as of December 31, 2012 and $2.0 million, or 2.67% of gross loans, as of June 30, 2012. We recognized a negative provision for loan losses of $283,371 for the six months ended June 30, 2013 and a provision for loan losses of $42,750 for the six months ended June 30, 2012. Net charge-offs for the six months ended June 30, 2013 were $63,631 compared to $211,011 for the six months ended June 30, 2012. The charge-offs during the six months ended June 30, 2013 related to two residential property loans and write-downs of collateral to fair value against specific reserves. Partial charge-offs were based on recent appraisals and evaluations on one residential loan and one construction and development loan in the process of foreclosure. Loans with partial charge-offs are typically considered impaired loans and may remain on nonaccrual status. As new appraisals have been obtained late in 2012 and early in 2013 in accordance with our re-appraisal policy, deteriorations in collateral values have slowed resulting in fewer partial charge-offs. This has reduced our historical loan loss factor, which is one of the key drivers in determining appropriate reserve levels.

Other Real Estate Owned and Repossessed Assets

At June 30, 2013 and December 31, 2012, we had approximately $4.5 and $5.5 million in other real estate owned, respectively, and at December 31, 2012, we had $39,457 in repossessed assets. During the six months ended June 30, 2013, two pieces of collateral were obtained from two loan customers that went through the foreclosure process. We also completed the sale of two pieces of real estate. The sale of those pieces of real estate resulted in a gain of approximately $19,000 and is included in the gain (loss) below. The following table summarizes changes in other real estate owned and repossessed assets for the six months ended June 30, 2013 and 2012:

	2013	2012
Balance at beginning of period	$4,468,294	$5,389,501
Repossessed property acquired in settlement of loans	1,192,357	1,478,230
Proceeds from sales of repossessed property	(333,743)	(1,831,311)
Gain (loss) on sale and write-downs of repossessed property, net	(837,151)	417,055
Balance at end of period	$4,489,757	$5,453,475

As of June 30, 2013, other real estate owned consisted of residential land lots valued at $1.4 million, 1-4 family residential dwellings valued at $1.5 million, commercial land valued at $1.5 million and commercial office space valued at $118,000. There were no repossessed assets as of June 30, 2013. During the quarter ended June 30, 2013, the Bank completed an asset sale to the Company for a purchase price of $5.5 million. Real estate owned of $3.3 million was transferred to the Company as a result of the sale. No gains or losses were recognized as a result of the asset sale as the assets were sold at current carrying value. These assets are being actively marketed with the primary objective of liquidating the collateral at a level which most accurately approximates fair value and enables recovery of as much of the unpaid principal loan balance as possible within a reasonable period of time. Based on currently available valuation information, the carrying value of these assets is believed to be representative of their fair value less estimated costs of disposition, although there can be no assurance that the ultimate proceeds from the sale of these assets will be equal to or greater than their carrying values, particularly in the current real estate environment and the continued downward trend in third party appraised values.

Deposits

Our primary source of funds for loans and investments is our deposits. At June 30, 2013, we had $98.2 million in deposits, representing an increase of $1.8 million compared to December 31, 2012. Deposits at June 30, 2013 consisted primarily of $16.4 million in demand deposit accounts, $42.9 million in money market accounts and $38.9 million in time deposits. During the fourth quarter of 2006, we began obtaining deposits outside of our local market area in the form of brokered time deposits. Due to the interest rate environment in our market, as well as strong competition from other banking and financial service companies in gathering deposits, brokered time deposits allowed us to obtain funding in order to support loan growth. However, due to regulatory constraints, including our Consent Order, we can no longer accept brokered time deposits without prior approval from the FDIC, and since early 2010 we have been reducing our reliance on brokered time deposits. At June 30, 2013 and December 31, 2012, we had $1.6 million in brokered time deposits. Our strong customer deposit growth during 2011, 2012 and thus far in 2013, along with the decrease in our loan portfolio, enabled us to maintain a strong liquidity position while decreasing our reliance on brokered deposits, thereby lowering our cost of interest-bearing liabilities. We will continue to reduce our reliance on brokered time deposits and other noncore funding sources. Our loan-to-deposit ratio was 63.31% and 73.0% at June 30, 2013 and December 31, 2012, respectively.

Since January 20, 2010, we have had to obtain written approval from the OCC to accept, renew or roll over brokered time deposits, and as a result of the Consent Order we are no longer permitted to renew or roll over brokered time deposits without the permission of the FDIC. We do not have any maturities of brokered deposits until March of 2014, and do not believe that liquidity is an issue at this time. Time deposits totaled $38.9 million at June 30, 2013, compared to $38.4 million at December 31, 2012. Of that total, time deposits in denominations of $100,000 or more were $23.4 million and $23.8 million at June 30, 2013 and December 31, 2012, respectively. Interest expense on deposits of $100,000 or more aggregated $103,185 and $130,934 for the six months ended June 30, 2013 and 2012, respectively.

Borrowings

We use borrowings to fund growth of earning assets in excess of deposit growth. There were no borrowings at June 30, 2013, compared to $7.0 million at December 31, 2012. FHLB advances accounted for $7.0 million of total borrowings as of December 31, 2012. At June 30, 2013 and December 31, 2012, there were $29,879 and $108,680, respectively, in borrowings which represents customer repurchase agreements. One of the two FHLB advances for $2 million reached maturity and was repaid on April 1, 2013. The additional FHLB advance for $5.0 million was repaid in full in June 2013 which resulted in a prepayment penalty of $87,308.

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

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits within our market. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. Our investment securities available for sale at June 30, 2013 amounted to $21.6 million, or 19% of total assets. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. At June 30, 2013, $5.5 million of our investment portfolio was pledged against outstanding debt. Therefore, the related debt would need to be repaid prior to the securities being sold and converted to cash.

We are a member of the FHLB, from which applications for borrowings can be made for leverage purposes. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. At June 30, 2013, we had collateral that would support approximately $11.5 million in additional borrowings. Like all banks, we are subject to the FHLB’s credit risk rating policy which assigns member institutions a rating which is reviewed quarterly. The rating system utilizes key factors such as loan quality, capital, liquidity, profitability, etc. During the fourth quarter of 2010, the FHLB downgraded our credit risk rating, which resulted in decreased borrowing availability (total line reduced to 15% of total assets from 20% of total assets) and increased collateral requirements (moved to 125% of borrowings from 115%). Our ability to access our available borrowing capacity from the FHLB in the future is subject to our rating and any subsequent changes based on our financial performance as compared to factors considered by the FHLB in their assignment of our credit risk rating each quarter.

We also pledge collateral to the Federal Reserve Bank’s Borrower-in-Custody of Collateral program, and our available credit under this program was approximately $5.8 million as of June 30, 2013. During the second quarter of 2011, we were informed by the Federal Reserve Bank that our available credit under the Borrower-in-Custody of Collateral program had been moved from Primary Credit to Secondary Credit, meaning borrowing requests have to be reviewed and approved in advance, and advances are to be short term in nature. This change also resulted in an increase in our collateral requirements and a corresponding decrease in our borrowing capacity with the Federal Reserve Bank. In May 2013, we were informed by the Federal Reserve that as a result of our improving financial condition our available credit under the Borrower-in-Custody of Collateral program had been moved back to Primary Credit from Secondary Credit, which also resulted in a decrease in our collateral requirements.

We have a $2.0 million federal funds purchased line of credit through a correspondent bank that is secured by investment securities, but has not been utilized.

We believe our liquidity sources are adequate to meet our operating needs. However, we continue to carefully focus on liquidity management during 2013. Comprehensive weekly and monthly liquidity analyses serve management as vital decision-making tools by providing summaries of anticipated changes in loans, investments, core deposits, and wholesale funds. These internal funding reports provide management with the details critical to anticipate immediate and long-term cash requirements, such as expected deposit runoff, loan pay downs and amount and cost of available borrowing sources, including secured overnight federal funds lines with our various correspondent banks.

The level of liquidity is measured by the cash, cash equivalents, and investment securities available for sale to total assets ratio and was at 32.9% at June 30, 2013 compared to 33.8% as of December 31, 2012. The decrease in liquidity is due primarily to the decrease in borrowings as a result of the repayment of advances during the six months ended June 30, 2013.

Off-Balance Sheet Arrangements

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2013, we had issued commitments to extend credit of $9.8 million through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Commitments and Contingencies

In connection with its potential expansion into the mobile payments business, the Company engages service providers to develop potential applications and related software systems. A significant portion of the resources committed to development of applications and related software systems will be expended pursuant to an engagement agreement with Fiserv Solutions, Inc. As of August 12, 2013, the Company had total commitments pursuant to the engagement agreement of approximately $615,000.

Capital Resources

Total shareholders’ equity decreased from $20.6 million for December 31, 2012 to $17.0 million for June 30, 2013, due to a net loss of $2.6 million and due to $1.0 million in unrealized loss on investment securities. We believe that our capital is sufficient to fund the activities of our Bank’s operations. We have not been immune to the unprecedented levels of continuing volatility and disruption in the capital and credit markets and can provide no assurances with respect to maintenance of adequate capital levels.

Our Bank and Company are subject to various regulatory capital requirements administered by the federal banking agencies. However, the Federal Reserve guidelines contain an exemption from the capital requirements for “small bank holding companies,” which in 2006 were amended to cover most bank holding companies with less than $500 million in total assets that do not have a material amount of debt or equity securities outstanding registered with the Securities and Exchange Commission. Although our class of common stock is registered under Section 12 of the Securities Exchange Act, we believe that because our stock is not listed on any exchange or otherwise actively traded, the Federal Reserve Board will interpret its guidelines to mean that we qualify as a small bank holding company. Nevertheless, our Bank remains subject to these capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at June 30, 2013 and December 31, 2012.

(Dollars in thousands)

			Per capital directive of the Consent Order		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Actual		Minimum		Minimum		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2013
Total Capital (to risk weighted assets)	$11,062,000	15.3%	$8,677,000	12.0%	$5,785,000	8.0%	$7,231,000	10.0%
Tier 1 Capital (to risk weighted assets)	10,152,000	14.0	7,231,000	10.0	2,892,000	4.0	4,339,000	6.0
Tier 1 Capital (to average assets)	10,151,000	9.0	10,135,000	9.0	4,505,000	4.0	5,631,000	5.0

As of December 31, 2012
Total Capital (to risk weighted assets)	$11,242,000	13.8%	$9,759,000	12.0%	$6,506,000	8.0%	$8,133,000	10.0%
Tier 1 Capital (to risk weighted assets)	10,215,000	12.5	8,133,000	10.0	3,253,000	4.0	4,880,000	6.0
Tier 1 Capital (to average assets)	10,210,000	9.1	10,053,000	9.0	4,468,000	4.0	5,585,000	5.0

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

Changes in Internal Control over Financial Reporting

There has been no significant change in the Company’s internal control over financial reporting during the quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1. Legal Proceedings

There are no material pending legal proceedings to which we are a party or of which any of our properties are the subject.

Item 1A. Risk Factors

Documents we file with the SEC set forth descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by forward-looking statements contained in this report. In addition to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, we refer the Company’s shareholders to the “Risk Factors” section of the Company’s registration statement on Form S-1, as amended, initially filed with the Securities and Exchange Commission on February 16, 2013 (File No. 333-186476), which risk factors we hereby incorporate by reference into this Quarterly Report on Form 10-Q.

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

Date: August 12, 2013	By: /s/ Gordon A. Baird
Gordon A. Baird Chief Executive Officer (Principal Executive Officer)

By: /s/ Martha L. Long
Martha L. Long Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.
31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.
32	Section 1350 Certification.

101 The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2013 and 2012, (iii) Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the three and six months ended June 30, 2013 and 2012, and (v) Notes to Consolidated Financial Statements.*

*  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.