Form 10-Q
period 2013-09-30
Independence Bancshares, Inc.
filed 2013-11-14
CIK 1311828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2013

OR

___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,502,760 shares of common stock, $.01 par value per share, were issued and outstanding as of November 14, 2013.

Independence Bancshares, Inc.

Part I — Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(unaudited)	(audited)
Assets
Cash and due from banks	$7,855,422	$20,138,500
Federal funds sold	10,664,934	2,500,000
Investment securities available for sale	20,620,367	25,484,115
Non-marketable equity securities	456,600	735,300
Loans, net of allowance for loan losses of $1,407,637 and $1,858,416, respectively	62,881,842	68,523,330
Accrued interest receivable	301,082	361,777
Property and equipment, net	2,169,926	2,189,600
Other real estate owned and repossessed assets	3,357,157	4,468,294
Other assets	401,964	483,470
Total assets	$108,709,294	$124,884,386

Liabilities
Deposits:
Noninterest bearing	$7,560,033	$8,510,872
Interest bearing	84,252,466	87,893,516
Total deposits	91,812,499	96,404,388

Borrowings	—	7,000,000
Securities sold under agreements to repurchase	32,904	108,680
Accrued interest payable	10,073	35,913
Accounts payable and accrued expenses	479,814	775,899
Total liabilities	92,335,290	104,324,880

Commitments and contingencies

Shareholders’ equity
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued	—	—
Common stock, par value $.01 per share; 300,000,000 shares authorized; 20,502,760 shares issued and outstanding as of September 30, 2013 and 19,733,760 as of December 31, 2012	205,028	197,338
Additional paid-in capital	34,464,691	33,745,883
Accumulated other comprehensive income (loss)	(1,242,804)	8,033
Accumulated deficit	(17,052,911)	(13,391,748)
Total shareholders’ equity	16,374,004	20,559,506
Total liabilities and shareholders’ equity	$108,709,294	$124,884,386

The accompanying notes are an integral part of these consolidated financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest income
Loans	$877,859	$924,350	$2,633,290	$2,880,241
Investment securities	115,586	98,182	352,768	281,638
Federal funds sold and other	15,116	11,044	41,063	35,893
Total interest income	1,008,661	1,033,576	3,027,121	3,197,772

Interest expense
Deposits	102,120	188,681	359,910	613,940
Borrowings	41	53,271	43,907	158,698
Total interest expense	102,161	241,952	403,817	772,638

Net interest income	906,500	791,624	2,623,304	2,425,134
Provision for loan losses	5,795	(64,750)	(277,576)	(22,000)

Net interest income after provision for loan losses	900,705	856,374	2,900,880	2,447,134

Non-interest income
Service fees on deposit accounts	9,259	9,102	29,322	30,394
Residential loan origination fees	28,191	58,308	97,577	129,190
Gain on sale of investment securities	—	98,691	—	225,086
Other income	6,788	6,035	18,911	24,456
Total non-interest income	44,238	172,136	145,810	409,126

Non-interest expenses
Compensation and benefits	643,300	461,465	1,727,172	1,368,203
Real estate owned activity	152,779	179,840	1,122,477	(116,538)
Occupancy and equipment	144,412	130,132	424,632	403,606
Insurance	72,645	112,510	311,834	342,669
Data processing and related costs	100,547	83,964	267,212	243,002
Professional fees	172,877	112,442	697,009	381,399
Product research and development expense	543,593	—	1,807,186	—
Other	132,890	121,070	350,331	281,858
Total non-interest expenses	1,963,043	1,201,423	6,707,853	2,904,199
Income (loss) before income tax expense (benefit)	(1,018,100)	(172,913)	(3,661,163)	(47,939)

Income tax expense (benefit)	—	—	—	—
Net loss	$(1,018,100)	$(172,913)	$(3,661,163)	$(47,939)

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on investment securities available for sale, net of tax	(233,235)	161,992	(1,250,837)	200,642
Reclassification adjustment included in net income (loss), net of tax	—	(65,136)	—	(148,558)
Other comprehensive income (loss)	(233,235)	98,856	(1,250,837)	52,084

Total comprehensive income (loss)	$(1,251,335)	$(76,057)	$(4,912,000)	$4,146

Income (loss) per common share — basic and diluted	$(.05)	$(.08)	$(.18)	$(.02)
Weighted average common shares outstanding — basic and diluted	20,643,640	2,085,010	19,905,588	2,085,010

The accompanying notes are an integral part of these consolidated financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Changes in Shareholders’ Equity
(unaudited)

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total
December 31, 2011	2,085,010	$20,850	$21,102,085	$84,450	$(12,778,712)	$8,428,673
Net loss	—	—	—	—	(47,939)	(47,939)
Unrealized loss on investment securities available for sale, net of tax	—	—	—	52,084	—	52,084

September 30, 2012	2,085,010	$20,850	$21,102,085	$136,634	$(12,826,651)	$8,432,818

December 31, 2012	19,733,760	$197,338	$33,745,883	$8,033	$(13,391,748)	$20,559,506
Compensation expense related to stock options granted	—	—	198,996	—	—	198,996
Issuance of stock — capital raise, net of expenses	769,000	7,690	519,812	—	—	527,502
Net loss	—	—	—	—	(3,661,163)	(3,661,163)
Unrealized loss on investment securities available for sale, net of tax	—	—	—	(1,250,837)	—	(1,250,837)

September 30, 2013	20,502,760	$205,028	$34,464,691	$(1,242,804)	$(17,052,911)	$16,374,004

The accompanying notes are an integral part of these consolidated financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating activities
Net loss	$(3,661,163)	$(47,939)
Adjustments to reconcile net loss to cash used in operating activities
Provision for loan losses	(277,576)	(22,000)
Depreciation	95,381	125,462
Amortization of investment securities premiums, net	299,631	116,340
Compensation expense related to stock options granted	198,996	—
Gain on sale of investment securities	—	(225,086)
Net changes in fair value and losses on other real estate owned and repossessed assets	1,109,112	(254,221)
(Increase) decrease in other assets, net	146,339	(12,502)
Increase (decrease) in other liabilities, net	(321,925)	34,606
Net cash used in operating activities	(2,411,205)	(285,340)

Investing activities
Repayments of loans, net	4,567,807	3,723,230
Purchase of investment securities available for sale	—	(17,057,863)
Maturities and sales of investment securities available for sale	1,000,000	10,477,874
Repayments of investment securities available for sale	2,309,142	1,342,627
Redemption of non-marketable equity securities, net	278,700	183,050
Purchase of property and equipment, net	(75,707)	(4,813)
Sale of other real estate owned and repossessed assets	1,353,282	2,545,208
Net cash provided by investing activities	9,433,224	1,209,313

Financing activities
Increase (decrease) in deposits, net	(4,591,889)	(3,097,921)
Increase (decrease) in borrowings and securities sold under agreements to repurchase	(7,075,776)	(78,632)
Paid in capital and common stock from capital raise	527,502	—
Net cash used in financing activities	(11,140,163)	(3,176,553)

Net decrease in cash and cash equivalents	(4,118,144)	(2,252,580)

Cash and cash equivalents at beginning of the period	22,638,500	15,201,491

Cash and cash equivalents at end of the period	$18,520,356	$12,948,911

Supplemental information:
Cash paid for
Interest	$429,657	$778,078
Schedule of non-cash transactions
Change in unrealized gain on securities, net of tax	$(1,250,837)	$52,084
Transfers between loans and other real estate owned	$1,351,257	$1,478,230

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

Upon closing the Private Placement, the Company made a capital contribution of $2.25 million to the Bank in order to increase the Bank’s capital levels above the amounts specified in the Bank’s consent order (the “Consent Order”) with the Office of the Comptroller of the Currency (the “OCC”). In addition, the Company made a capital contribution to the Bank of $750,000 during the quarter ended March 31, 2013. We intend to use the remaining proceeds of the Private Placement and the proceeds from the Follow-on Offering to explore mobile banking, payments and transaction services business opportunities.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for 2012 as filed with the Securities and Exchange Commission.

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

Business Segments

The Company reports its activities as four business segments — Community Banking, Mobile Transaction Services, Asset Management and Holding Company. In determining proper segment definition, the Company considers the materiality of a potential segment and components of the business about which financial information is available and regularly evaluated, relative to a resource allocation and performance assessment. Please refer to “Note 7 — Business Segments” for further information on the reporting for the four business segments.

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

During the quarter ended June 30, 2013, the Bank completed an asset sale transaction (under terms that meet the Market Terms Requirement as described in Regulation W covering transactions between affiliates) to the Company for a purchase price of $5.5 million. Real estate owned of $3.3 million and three loans totaling $2.2 million were transferred from the Bank to the Company as a result of the sale. No gains or losses were recognized as a result of the asset sale as the assets were sold at the current carrying value at that time. Since June 30, 2013, three pieces of real estate have been sold by the Company for proceeds of $1.1 million. Losses of approximately $71,000 were recognized as a result of these real estate sales.

On August 1, 2013, the Company completed the Follow-on Offering in which we sold 769,000 shares of our common stock for gross cash proceeds of approximately $615,200. We intend to use the proceeds from this offering to explore mobile transaction services opportunities, using our national bank charter, our management team, and our competitive focus. We incurred offering expenses of $86,000 as a result of this offering.

Recent Regulatory Developments

On November 14, 2011, the Bank entered into the Consent Order with its primary regulator, the OCC, which contains, among other requirements, a requirement that the Bank maintain minimum capital ratios that exceed the minimum regulatory capital ratios for “well-capitalized” banks. The Bank’s capital levels are now above the higher minimum capital levels imposed by the OCC in the Consent Order, and the Bank is in compliance with a majority of the Articles in the Consent Order. Nevertheless, as long as the higher minimum capital levels imposed by the Consent Order remain in effect, the Bank will not be deemed to be “well-capitalized”. As of December 31, 2012, the Bank was considered “adequately capitalized”. For additional information on the Consent Order, including actions the Bank has taken in response to the Consent Order, see “Management’s Discussion and Analysis — Recent Regulatory Developments” and “Management’s Discussion and Analysis — Results of Operations — Capital Resources.”

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

Income (Loss) per Share — Basic income (loss) per share represents net income (loss) divided by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method. For the three and nine month periods ended September 30, 2013 and 2012, as a result of the Company’s net loss in each period, all of the potential common shares were considered anti-dilutive.

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

We did not recognize any income tax benefit or expense for the three and nine month periods ended September 30, 2013 and 2012 due to our net operating loss carryforward position. Accounting literature states that a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized. The determination of whether a deferred tax asset is realizable is based on weighting all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified. During our September 30, 2010 quarterly analysis of the valuation allowance recorded against our deferred tax assets, we determined that it was not more likely than not that our deferred tax assets will be recognized in future years due to the continued decline in credit quality and the resulting impact on net interest margin, increased net losses, and negative impact on capital as a result of provision for loan losses and write-downs on other real estate owned, and we recorded a 100% valuation allowance against the deferred tax asset. We will continue to analyze our deferred tax assets and related valuation allowance each quarter taking into account performance compared to forecast and current economic or internal information that would impact forecasted earnings.

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

Recently Issued Accounting Pronouncements — The following is a summary of recent authoritative pronouncements that may affect our accounting, reporting, and disclosure of financial information:

On July 18, 2013, the FASB issued guidance to eliminate the diversity in practice regarding presentation of unrecognized tax benefits in the statement of financial position. Under the clarified guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, will be presented in the financial statements as a reduction to a deferred tax asset unless certain criteria are met. The requirements should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The amendments will be effective for the Company for reporting periods beginning after December 15, 2013. The Company does not expect these amendments to have a material effect on its financial statements.

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

	September 30, 2013
	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Government-sponsored mortgage-backed	$11,445,026	$52,931	$(525,762)	$10,972,195
Municipals, tax-exempt	9,090,612	—	(731,887)	8,358,725
Municipals, taxable	1,327,533	2,260	(40,346)	1,289,447
Total investment securities	$21,863,171	$55,191	$(1,297,995)	$20,620,367

	December 31, 2012
	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Government-sponsored enterprises	$1,000,000	$1,783	$—	$1,001,783
Government-sponsored mortgage-backed	13,970,527	94,008	(121,417)	13,943,118
Municipals, tax-exempt	9,168,199	75,608	(68,218)	9,175,589
Municipals, taxable	1,333,217	30,443	(35)	1,363,625
Total investment securities	$25,471,943	$201,842	$(189,670)	$25,484,115

At September 30, 2013, investment securities with a fair value of approximately $12.3 million and unrealized losses of approximately $830,000 had been in a continuous loss position for less than twelve months and investment securities with a fair value of approximately $6.0 million and unrealized loans of approximately $468,000 had been in a continuous loss position for more than one year. All remaining investment securities were in an unrealized gain position. At December 31, 2012, investment securities with a fair value of $13.2 million and unrealized losses of $189,670 had been in a continuous loss position for less than twelve months and all remaining investment securities were in an unrealized gain position. The Company believes, based on industry analyst reports and credit ratings that the deterioration in the fair value of these investment securities available for sale is attributed to changes in market interest rates and not in the credit quality of the issuer, and therefore, these losses are not considered other-than-temporary. Approximately 70% of the portfolio is rated, and has a AA or better rating. The 30% of unrated securities are government backed pass-throughs. The Company has the ability and intent to hold the investment securities until such time as the value recovers or the security matures.

The amortized costs and fair values of investment securities available for sale at September 30, 2013, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers have the right to prepay the obligations.

	September 30, 2013
	Amortized Cost	Fair Value
Due within one year	$—	$—
Due after one through three years	—	—
Due after three through five years	—	—
Due after five through ten years	2,840,437	2,639,265
Due after ten years	19,022,734	17,981,102
Total investment securities	$21,863,171	$20,620,367

NOTE 4 — LOANS

At September 30, 2013, our gross loan portfolio consisted primarily of $33.2 million of commercial real estate loans, $10.9 million of commercial business loans, and $20.3 million of consumer and home equity loans. Our current loan portfolio composition is not materially different than the loan portfolio composition disclosed in the footnotes to the consolidated financial statements included in our Annual Report on Form 10-K for 2012 as filed with the Securities and Exchange Commission.

During the second quarter of 2013, the Bank completed an asset sale transaction (under terms that meet the Market Terms Requirement as described in Regulation W covering transactions between affiliates) to the Company for a purchase price of $5.5 million. Real estate owned of $3.3 million and three loans totaling $2.2 million were transferred as a result of the sale from the Bank to the Company. No gains or losses were recognized as a result of the asset sale as the assets were sold at the current carrying value at the time. During the third quarter of 2013, three pieces of real estate were sold by the Company for proceeds of $1.1 million. Losses of approximately $71,000 were recognized as a result of these real estate sales.

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

The following table summarizes delinquencies and nonaccruals, by portfolio class, as of September 30, 2013 and December 31, 2012.

	Single and multifamily residential real estate	Construction and development	Commercial real estate — other	Commercial business	Consumer	Total
September 30, 2013
30–59 days past due	$—	$43,102	$—	$—	$165	$43,267
60–89 days past due	—	—	—	—	—	—
Nonaccrual	127,477	1,008,253	339,972	—	—	1,475,702
Total past due and nonaccrual	127,477	1,051,355	339,972	—	165	1,518,969
Total debt restructurings	—	—	1,298,120	—	—	1,298,120
Current	18,917,478	9,194,535	21,303,674	10,913,575	1,246,300	61,575,562
Total loans (gross of deferred fees)	$19,044,955	$10,245,890	$22,941,766	$10,913,575	$1,246,465	$64,392,651
Deferred fees						(103,172)
Loan loss reserve						(1,407,637)
Total loans, net						$62,881,842

	Single and multifamily residential real estate	Construction and development	Commercial real estate — other	Commercial business	Consumer	Total
December 31, 2012
30–59 days past due	$46,178	$—	$—	$—	$9,316	$55,494
60–89 days past due	—	—	—	—	1,541	1,541
Nonaccrual	719,260	3,710,587	331,000	—	—	4,760,847
Total past due and nonaccrual	765,438	3,710,587	331,000	—	10,857	4,817,882
Total debt restructurings	1,175,843	—	1,314,205	—	—	2,490,048
Current	19,353,645	8,588,865	23,199,950	10,915,768	1,117,687	63,175,915
Total loans (gross of deferred fees)	$21,294,926	$12,299,452	$24,845,155	$10,915,768	$1,128,544	$70,483,845
Deferred fees						(102,099)
Loan loss reserve						(1,858,416)
Total loans, net						$68,523,330

At September 30, 2013 and December 31, 2012, there were nonaccrual loans of $1.5 million and $4.8 million, respectively. Foregone interest income related to nonaccrual loans equaled $129,062 and $274,005 for the nine months ended September 30, 2013 and 2012, respectively. No interest income was recognized on nonaccrual loans during the nine months ended September 30, 2013 and 2012. At September 30, 2013 and December 31, 2012, there were no accruing loans which were contractually past due 90 days or more as to principal or interest payments. One loan was returned to accrual status during the nine months ended September 30, 2013.

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

The following table summarizes management’s internal credit risk grades, by portfolio class, as of September 30, 2013 and December 31, 2012.

	Single and multifamily residential real estate	Construction and development	Commercial real estate — other	Commercial business	Consumer	Total
September 30, 2013
Pass Loans	$11,411,181	$647,854	$—	$—	$1,246,465	$13,305,500
Grade 1 – Prime	—	—	—	308,750	—	308,750
Grade 2 – Good	—	—	278,238	182,083	—	460,321
Grade 3 – Acceptable	2,013,920	656,087	6,492,289	2,574,100	—	11,736,396
Grade 4 – Acceptable w/ Care	4,194,784	6,966,696	13,516,677	7,848,642	—	32,526,799
Grade 5 – Special Mention	729,400	90,149	685,618	—	—	1,505,167
Grade 6 – Substandard	695,670	1,885,104	1,968,944	—	—	4,549,718
Grade 7 – Doubtful	—	—	—	—	—	—
Total loans (gross of deferred fees)	$19,044,955	$10,245,890	$22,941,766	$10,913,575	$1,246,465	$64,392,651

	Single and multifamily residential real estate	Construction and development	Commercial real estate — other	Commercial business	Consumer	Total
December 31, 2012
Pass Loans	$11,422,022	$696,905	$139,012	$113,288	$1,128,544	$13,499,771
Grade 1 – Prime	—	—	—	308,750	—	308,750
Grade 2 – Good	—	—	230,280	107,938	—	338,218
Grade 3 – Acceptable	2,117,292	348,161	10,556,916	1,989,425	—	15,011,794
Grade 4 – Acceptable w/ Care	4,659,260	6,027,262	12,273,743	8,333,192	—	31,293,457
Grade 5 – Special Mention	1,061,367	95,941	—	63,175	—	1,220,183
Grade 6 – Substandard	2,034,985	5,131,183	1,645,204	—	—	8,811,372
Grade 7 – Doubtful	—	—	—	—	—	—
Total loans (gross of deferred fees)	$21,294,926	$12,299,452	$24,845,155	$10,915,768	$1,128,544	$70,483,845

Loans graded one through four are considered “pass” credits. At September 30, 2013, approximately 91% of the loan portfolio had a credit grade of “pass” compared to 86% at December 31, 2012. For loans to qualify for this grade, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment. Consumer loans are assigned a “pass” credit rating unless something within the loan warrants a specific classification grade. As of September 30, 2013, we had loans totaling $1.5 million classified as special mention. This classification is utilized when an initial concern is identified about the financial health of a borrower. Loans are designated as such in order to be monitored more closely than other credits in the loan portfolio. At September 30, 2013, substandard loans totaled $4.5 million, with all loans being collateralized by real estate. Substandard credits are evaluated for impairment on a quarterly basis.

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

At September 30, 2013, impaired loans totaled $1.6 million, all of which were valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral. Impaired loans decreased $6.9 million from December 31, 2012 due to several loans totaling $4.9 million no longer being considered impaired as a result of improved economic factors, improved collateral values, and performance. In addition, $1.4 million in loans were transferred to other real estate owned during the nine months ended September 30, 2013 and $0.7 million in loan balance reductions occurred through pay downs or short sales. Market values were obtained using independent appraisals, updated in accordance with our reappraisal policy, or other market data such as recent offers to the borrower. As of September 30, 2013, we had loans totaling approximately $3.0 million that were classified in accordance with our loan rating policies but were not considered impaired. The following table summarizes information relative to impaired loans, by portfolio class, at September 30, 2013 and December 31, 2012.

	Unpaid principal balance	Recorded investment	Related allowance	Average impaired investment	Year to date interest income
September 30, 2013
With no related allowance recorded:
Single and multifamily residential real estate	$45,728	$45,728	$—	$57,373	$—
Construction and development	1,273,083	1,008,253	—	1,116,663	—
Commercial real estate — other	—	—	—	496,294	—
With related allowance recorded:
Single and multifamily residential real estate	305,626	174,424	90,004	1,043,443	4,546
Construction and development	—	—	—	1,103,511	—
Commercial real estate — other	339,972	339,972	75,972	337,729	—
Total:
Single and multifamily residential real estate	351,354	220,152	90,004	1,100,816	4,546
Construction and development	1,273,083	1,008,253	—	2,220,174	—
Commercial real estate — other	339,972	339,972	75,972	834,023	—
	$1,964,409	$1,568,377	$165,976	$4,155,013	$4,546

December 31, 2012
With no related allowance recorded:
Single and multifamily residential real estate	$91,859	$91,859	$—	$91,342	$5,405
Construction and development	2,478,357	2,315,396	—	2,233,267	108,322
Commercial real estate — other	1,314,205	1,314,205	—	1,277,725	72,967
With related allowance recorded:
Single and multifamily residential real estate	2,029,076	1,943,127	159,979	1,466,570	—
Construction and development	3,596,136	2,498,606	248,417	3,359,431	58,301
Commercial real estate — other	331,000	331,000	34,000	318,679	—
Total:
Single and multifamily residential real estate	2,120,935	2,034,986	159,979	1,557,912	5,405
Construction and development	6,074,493	4,814,002	248,417	5,592,698	166,623
Commercial real estate — other	1,645,205	1,645,205	34,000	1,596,404	72,967
	$9,840,633	$8,494,193	$442,396	$8,747,014	$244,995

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

The carrying balance of troubled debt restructurings as of September 30, 2013 and December 31, 2012 was $1.3 million and $2.5 million, respectively. As of September 30, 2013, the carrying balance of troubled debt restructings consisted of two performing loans within one relationship as one loan for $1.2 million was renewed during September 2013. As of December 31, 2012, the carrying balance consisted of three performing loans within two relationships.

There was one loan modified during the nine months ended September 30, 2013. There were two commercial real estate loans and one single family loan that were modified during the year ended December 31, 2012 totaling $2.5 million (pre-modification investment equaling post-modification investment). Two of these loans were modified with a term concession and the third was modified with a rate concession.

There were no loans modified as troubled debt restructurings within the previous 12-month period for which there was a payment default during the nine months ended September 30, 2013.

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

The following table summarizes activity related to our allowance for loan losses for the nine months ended September 30, 2013 and 2012, by portfolio segment.

	Single and multifamily residential real estate	Construction and development	Commercial real estate — other	Commercial business	Consumer	Total
September 30, 2013
Allowance for loan losses:
Balance, beginning of period	$611,576	$1,073,110	$63,747	$36,682	$73,301	$1,858,416
Provision for loan losses	(83,473)	(462,040)	267,429	(16,312)	16,820	(277,576)
Loan charge-offs	(177,595)	(97,060)	—	—	(148)	(274,803)
Loan recoveries	—	95,000	—	6,500	100	101,600
Net loans charged-off	(177,595)	(2.060)	—	6,500	(48)	(173,203)
Balance, end of period	$350,508	$609,010	$331,176	$26,870	$90,073	$1,407,637

Individually reviewed for impairment	$90,004	$—	$75,972	$—	$—	$165,976
Collectively reviewed for impairment	260,504	609,010	255,204	26,870	90,073	1,241,661
Total allowance for loan losses	$350,508	$609,010	$331,176	$26,870	$90,073	$1,407,637

Gross loans, end of period:
Individually reviewed for impairment	$220,152	$1,008,253	$339,972	$—	$—	$1,568,377
Collectively reviewed for impairment	18,824,803	9,237,637	22,601,794	10,913,575	1,246,465	62,824,274
Total loans (gross of deferred fees)	$19,044,955	$10,245,890	$22,941,766	$10,913,575	$1,246,465	$64,392,651

September 30, 2012
Allowance for loan losses:
Balance, beginning of year	$576,669	$688,847	$347,061	$412,808	$85,138	$2,110,523
Provision for loan losses	76,866	494,156	(288,490)	(374,985)	70,453	(22,000)
Loan charge-offs	(55,330)	(18,461)	(49,999)	(10)	(91,901)	(215,701)
Loan recoveries	1,575	—	—	1,233	—	2,808
Net loans charged-off	(53,755)	(18,461)	(49,999)	1,223	(91,901)	(212,893)
Balance, end of period	$599,780	$1,164,542	$8,572	$39,046	$63,690	$1,875,630

Individually reviewed for impairment	$136,012	$263,500	$8,572	$—	$—	$408,084
Collectively reviewed for impairment	463,768	901,072	—	39,046	63,690	1,467,546
Total allowance for loan losses	$599,780	$1,164,542	$8,572	$39,046	$63,690	$1,875,630

Gross loans, end of period:
Individually reviewed for impairment	$1,880,007	$5,995,236	$1,637,368	$—	$—	$9,512,611
Collectively reviewed for impairment	18,932,291	7,115,295	23,838,772	10,952,634	1,224,774	62,063,766
Total loans (gross of deferred fees)	$20,812,298	$13,110,531	$25,476,140	$10,952,634	$1,224,774	$71,576,377

	September 30, 2013	September 30, 2012
Nonaccrual loans	$1,475,702	$5,023,526
Average gross loans	66,250,162	88,105,893
Net loans charged-off as a percentage of average gross loans	.26%	.24%
Allowance for loan losses as a percentage of total gross loans	2.19%	2.62%
Allowance for loan losses as a percentage of non-accrual loans	95.39%	37.34%

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

	One year or less	After one but within five years	After five years	Total
September 30, 2013
Single and multifamily residential real estate	$3,980,064	$10,235,599	$4,829,292	$19,044,955
Construction and development	2,986,861	7,259,029	—	10,245,890
Commercial real estate — other	3,824,005	18,336,468	781,293	22,941,766
Commercial business	2,024,225	7,839,857	1,049,493	10,913,575
Consumer	689,376	535,664	21,425	1,246,465
Total	$13,504,531	$44,206,617	$6,681,503	$64,392,651

	One year or less	After one but within five years	After five years	Total
December 31, 2012
Single and multifamily residential real estate	$5,928,674	$8,939,057	$6,427,195	$21,294,926
Construction and development	7,850,172	4,449,280	—	12,299,452
Commercial real estate — other	6,741,119	16,663,203	1,440,833	24,845,155
Commercial business	4,978,599	4,879,159	1,058,010	10,915,768
Consumer	421,795	694,582	12,167	1,128,544
Total	$25,920,359	$35,625,281	$8,938,205	$70,483,845

	September 30, 2013	December 31, 2012
Loans maturing after one year with:
Fixed interest rates	$21,597,874	$16,819,601
Floating interest rates	$29,290,246	$27,743,885

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

Available-for-sale investment securities ($20,620,367 at September 30, 2013) are carried at fair value and measured on a recurring basis using Level 2 inputs (other observable inputs). Fair values are estimated by using bid prices and quoted prices of pools or tranches of securities with similar characteristics.

Other real estate owned and repossessed assets, generally consisting of properties or other collateral obtained through foreclosure or in satisfaction of loans, are carried at the lower or market value and measured on a non-recurring basis. Market values are generally obtained using independent appraisals which are generally prepared using the income or market valuation approach, adjusted for estimated selling costs which the Company considers to be Level 3 inputs (significant unobservable inputs). The carrying amount of other real estate owned and repossessed assets carried at fair value at September 30, 2013 and December 31, 2012 was $3,357,157 and $4,468,294, respectively. The Company utilizes two methods to determine carrying values, either appraised value, or if lower, current net listing price.

The Company has no assets whose fair values are measured using Level 1 inputs. The Company also has no liabilities carried at fair value or measured at fair value.

For Level 3 assets measured at fair value on a non-recurring basis as of September 30, 2013, the significant unobservable inputs used in the fair value measurements were as follows:

Description	Fair Value at September 30, 2013	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values
Other real estate owned and repossessed assets	$3,357,157	Appraised value	Discounts to reflect current market conditions, abbreviated holding period, and estimated costs to sell	0–25%

For Level 3 assets measured at fair value on a non-recurring basis as of December 31, 2012, the significant unobservable inputs used in the fair value measurements were as follows:

Description	Fair Value at December 31, 2012	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values
Other real estate owned and repossessed assets	$4,468,294	Appraised value	Discounts to reflect current market conditions and estimated costs to sell	0–10%

Disclosures about Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments” (“ASC Topic 825”) requires disclosure of fair value information, whether or not recognized in the consolidated balance sheets, when it is practical to estimate the fair value. ASC Topic 825 defines a financial instrument as cash, evidence of an ownership interest in an entity or contractual obligations which require the exchange of cash or other financial instruments. Certain items are specifically excluded from the disclosure requirements, including the Company’s common stock, property and equipment and other assets and liabilities.

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

The estimated fair values of the Company’s financial instruments at September 30, 2013 and December 31, 2012 are as follows:

September 30, 2013	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$7,855,422	$7,855,422	$7,855,422	—	—
Federal funds sold	10,664,934	10,664,934	10,664,934	—	—
Securities available for sale:
Government-sponsored mortgage-backed securities	10,972,195	10,972,195	—	10,972,195	—
Municipals, tax-exempt securities	8,358,725	8,358,725	—	8,358,725	—
Municipals, taxable securities	1,289,447	1,289,447	—	1,289,447	—
Non-marketable equity securities	456,600	456,600	—	456,600	—
Loans, net	62,881,842	62,817,553		62,817,553	—

Financial Liabilities:
Deposits	91,812,499	91,335,458	—	91,335,458	—
Securities sold under agreements to repurchase	32,904	32,904	—	32,904	—

December 31, 2012	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$20,138,500	$20,138,500	$20,138,500	—	—
Federal funds sold	2,500,000	2,500,000	2,500,000	—	—
Securities available for sale:
Government-sponsored mortgage-backed securities	13,943,118	13,943,118	—	13,943,118	—
Municipals, tax-exempt securities	9,175,589	9,175,589	—	9,175,589	—
Municipals, taxable securities	1,363,625	1,363,625	—	1,363,625	—
Government-sponsored enterprises	1,001,783	1,001,783		1,001,783
Non-marketable equity securities	735,300	735,300	—	735,300	—
Loans, net	68,523,330	67,418,337	—	67,418,337	—

Financial Liabilities:
Deposits	96,404,388	96,600,430	—	96,600,430	—
Federal Home Loan Bank advances	7,000,000	7,280,808	—	7,280,808	—
Securities sold under agreements to repurchase	108,680	108,680	—	108,680	—

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

As of December 31, 2012, there were 473,505 stock options outstanding with a weighted average exercise price of $2.75 per share, all of which were vested. During the nine months ended September 30, 2013, the Company granted an additional 2,800,000 stock options to certain employees and an advisor to the Company, for a total outstanding of 3,273,505 options at a weighted average price of $1.08. Of the 3,273,505 options issued, 80,000 options have vested.

On August 1, 2013, the Company sold 769,000 shares of common stock at a price of $0.80 per share to certain existing shareholders in Follow-On Offering for gross proceeds of approximately $615,200. As a result of the evergreen provision of the 2013 Incentive Plan, the total shares under the 2013 Incentive Plan increased by 192,250 shares as of the close of the Follow-On offering.

Compensation expense related to stock options granted was $198,996 for the nine months ended September 30, 2013. The Company recognized no compensation expense related to stock options for the nine months ended September 30, 2012. Compensation expense is based on the fair value of the option estimated at the date of grant using the Black-Scholes option-pricing model. Compensation expense is recognized on a straight line basis over the vesting period of the option.

NOTE 7 — BUSINESS SEGMENTS

The Company reports its activities as four business segments, Community Banking, Mobile Transaction Services, Asset Management and Holding Company as defined in Note 1. In determining proper segment definition, the Company considers the materiality of a potential segment and components of the business about which financial information is available and regularly evaluated, relative to a resource allocation and performance assessment.

The following table presents selected financial information for the Company’s reportable business segments for the three and nine months ended September 30, 2013. There were no revenues or expenses outside of the Community Banking segment for the three and nine months ended September 30, 2012.

	Community Banking	Mobile Transaction Services	Asset Management	Holding Company	Eliminations	Total
For the three months ended
September 30, 2013
Interest income	$991,182	$—	$18,432	$(953)	$—	$1,008,661
Interest expense	102,161	—	—	—	—	102,161
Net interest income	889,021	—	18,432	(953)	—	906,500

Provision for loan losses	—	—	122,424	(116,629)	—	5,795
Noninterest income	79,240	—	—	124,825	(159,827)	44,238
Noninterest expense	834,436	543,593	336,770	274,246	(35,002)	1,963,043
Income (loss) before income taxes	124,825	(543,593)	(440,762)	(33,745)	(124,825)	(1,018,100)
Income tax expense (benefit)	—	—	—	—	—	—
Net income (loss)	$124,825	$(543,593)	$(440,762)	$(33,745)	$(124,825)	$(1,018,100)

	Community Banking	Mobile Transaction Services	Asset Management	Holding Company	Eliminations	Total
For the nine months ended
September 30, 2013
Interest income	$3,008,689	$—	$18,432	$—	$—	$3,027,121
Interest expense	403,817	—	—	—	—	403,817
Net interest income	2,604,872	—	18,432	—	—	2,623,304

Provision for loan losses	(400,000)	—	122,424	—	—	(277,576)
Noninterest income	182,756	—	—	(698,062)	661,116	145,810
Noninterest expense	3,885,690	1,807,186	336,770	715,153	36,946	6,707,853
Income (loss) before income taxes	(698,062)	(1,807,186)	(440,762)	(1,413,215)	698,062	(3,661,163)
Income tax expense (benefit)	—	—	—	—	—	—
Net income (loss)	$(698,062)	$(1,807,186)	$(440,762)	$(1,413,215)	$698,062	$(3,661,163)

Assets	$102,794,709	$36,690	$4,050,143	$12,596,527	$(10,768,775)	$108,709,294
Loans receivable, net	60,796,956	—	2,084,886	—	—	62,881,842
Cash	6,225,757	—	—	3,371,530	(1,741,865)	7,855,422
Real estate owned	1,391,901	—	1,965,256	—	—	3,357,157
Deposits	93,554,364	—	—	—	(1,741,865)	91,812,499
Shareholders’ equity	9,026,911	(1,843,879)	(440,762)	18,658,645	(9,026,911)	16,374,004

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

If any of these risks or uncertainties materialize, or if any of the assumptions underlying such forward-looking statements proves to be incorrect, our results could differ materially from those expressed in, or implied or projected by, such forward-looking statements. For information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012. We urge you to consider all of these factors carefully in evaluating the forward-looking statements contained in this Quarterly Report on Form 10-Q. The forward-looking statements relate only to events as of the date on which the statements are made. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Overview

The following discussion describes our results of operations for the three and nine month periods ended September 30, 2013 and 2012 and also analyzes our financial condition as of September 30, 2013.

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

At September 30, 2013, we had total assets of $108.7 million, a decrease of $16.2 million, or 12.9%, from total assets of $124.9 million at December 31, 2012. The largest components of our total assets are net loans, investment securities available for sale, federal funds sold and cash and due from banks, which were $62.9 million, $20.6 million, $10.7 million and $7.9 million, respectively, at September 30, 2013. Comparatively, our net loans, investment securities available for sale, federal funds sold and cash and due from banks totaled $68.5 million, $25.5 million, $2.5 million and $20.1 million, respectively, at December 31, 2012. Our liabilities and shareholders’ equity at September 30, 2013, totaled $92.3 million and $16.4 million, respectively, compared to liabilities of $104.3 million and shareholders’ equity of $20.6 million at December 31, 2012. The principal component of our liabilities is deposits, which were $91.8 million and $96.4 million at September 30, 2013 and December 31, 2012, respectively.

Our net loss was $1.0 million for the three months ended September 30, 2013, or $0.05 per common share, a decrease of $845,000 or 488.79%, compared to a net loss of $172,913, or $0.08 per common share, for the three months ended September 30, 2012. This decrease in net income was primarily driven by an increase in product research and development expense, professional fees and compensation and benefits expense, as well as a decrease in noninterest income.

Our net loss was $3.7 million for the nine months ended September 30, 2013, or $0.18 per common share, a decrease of $3.6 million, or 7,737%, compared to net loss of $47,939, or $0.02 per common share, for the nine months ended September 30, 2012. This decrease in net income was primarily driven by an increase in product research and development expense, real estate owned activity, professional fees and compensation and benefits expense, as well as a decrease in noninterest income.

Markets in the United States and elsewhere have experienced extreme volatility and disruption for the last several years. These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes; and have resulted in substantially increased market volatility, loss of investor confidence and severely constrained credit and capital markets, particularly for financial institutions. Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans. Dramatic slowdowns in the housing industry, with falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions. Many borrowers are unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance. The following discussion and analysis describes our performance in this challenging economic environment.

Regulatory Developments

On November 14, 2011, the Bank entered into the Consent Order with its primary regulator, the OCC, which, among other things, contains a requirement that the Bank maintain minimum capital levels that exceed the minimum regulatory capital ratios for “well-capitalized” banks. The minimum capital ratios for a bank are generally 8% for total capital, 4% for Tier 1 capital and 4% for leverage. To be eligible to be classified as “well-capitalized,” a bank must generally maintain a total capital ratio of 10% or more, a Tier 1 capital ratio of 6% or more, and a leverage ratio of 5% or more. The Consent Order required the Bank to achieve Tier 1 capital at least 9% of adjusted total average assets, Tier 1 risk based capital at least 10%, and total risk based capital at least 12% of risk-weighted assets by March 31, 2012. The Bank did not achieve these higher capital requirements by March 31, 2012, and as a result, the OCC deemed the Bank not to be in compliance with a majority of the Articles in the Consent Order, all of which were dependent on the Bank achieving these higher capital requirements. On December 31, 2012, in connection with the closing of the Private Placement, the Company made a capital contribution of $2.25 million to the Bank. On March 31, 2013, the Company made an additional capital contribution of $750,000 to the Bank. As a result, the Bank’s capital levels are now above the higher minimum capital levels imposed by the OCC in the Consent Order, and the Bank is in compliance with a majority of the Articles in the Consent Order. Nevertheless, as long as the higher minimum capital levels imposed by the Consent Order remain in effect, the Bank will not be deemed to be “well-capitalized”. As of September 30, 2013, the Bank was considered “adequately capitalized”.

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

We intend to take all actions necessary to enable the Bank to comply with the requirements of the Consent Order, and as of the date hereof, we believe we have submitted all documentation required as of this date to the OCC. We believe we are currently in compliance with the requirements of the Consent Order except for the requirement relating to profitability. We are working to improve the Bank’s earnings by, among other methods, reducing its adversely classified index. During the quarter ended June 30, 2013, we purchased certain classified assets totaling approximately $5.5 million from the Bank (under terms that meet the Market Terms Requirement as described in Regulation W covering transactions between affiliates), resulting in a significant reduction in the Bank’s adversely classified asset index. As of September 30, 2013, the Bank’s adversely classified assets ratio was approximately 32% (the adversely classified index is the ratio of the substandard assets plus other real estate owned to Tier 1 Capital plus the allowance for loan loss). We believe the reduction of the Bank’s adversely classified assets will reduce the cost to the Bank associated with these assets thereby increasing its profitability, and, ultimately, allowing it to be released from the Consent Order. The determination of our compliance with the requirements of the Consent Order will be made by the OCC, and there can be no assurance that the OCC will determine that we are in compliance as described above. Failure to meet the requirements of the Consent Order could result in additional enforcement remedies, including civil money penalties and/or sanctions as the OCC considers appropriate, which could have a material impact on our financial condition. In addition, the OCC may amend the Consent Order based on the results of their ongoing examinations of the Bank.

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

Results of Operations

Three months ended September 30, 2013 and 2012

We recorded a net loss of $1.0 million, or $0.05 per diluted common share, for the quarter ended September 30, 2013, compared to a net loss of $172,913, or $0.08 per diluted common share, for the quarter ended September 30, 2012. This increase in net loss between comparable periods was primarily driven by increases in several expense areas including professional fees, research and development and compensation and benefits. Each of these components is discussed in greater detail below.

During the second quarter of 2013, the Bank completed an asset sale transaction (under terms that meet the Market Terms Requirement as described in Regulation W covering transactions between affiliates) with the Company for a purchase price of $5.5 million. Real estate owned of $3.3 million and three loans totaling $2.2 million were transferred from the Bank to the Company as a result of the sale. No gains or losses were recognized as a result of the asset sale as the assets were sold at current carrying value at that time. Since June 30, 2013, three pieces of real estate have been sold by the Company for proceeds of $1.1 million. Losses of approximately $71,000 were recognized as a result of these real estate sales.

The following table sets forth information related to our average balances, average yields on assets, and average costs of liabilities for the three months ended September 30, 2013 and 2012. We derived these yields by dividing annualized income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. The net amount of capitalized loan fees are amortized into interest income on loans.

	For the Three Months Ended September 30,
	2013			2012
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Federal funds sold and other	$14,337,507	$15,116	0.42%	$10,719,273	$11,044	0.41%
Investment securities	20,988,844	115,586	2.21	17,111,837	98,182	2.28
Loans (1)	63,771,145	877,959	5.52	71,711,528	924,350	5.11
Total interest-earning assets	$99,097,536	$1,008,661	4.08%	$99,542,638	$1,033,576	4.12%

NOW accounts	$7,302,108	$4,417	0.24%	$6,211,169	$5,688	0.36%
Savings & money market	41,430,317	24,468	0.24	40,110,167	72,325	0.72
Time deposits (excluding brokered time deposits)	35,884,146	67,009	0.75	37,888,546	91,631	0.96
Brokered time deposits	1,594,095	6,226	1.57	3,585,177	19,037	2.11
Total interest-bearing deposits	86,210,666	102,120	0.48	87,759,059	188,681	0.85
Borrowings	115,025	41	0.14	7,146,794	53,271	2.96
Total interest-bearing liabilities	$86,325,691	$102,161	0.47%	$94,841,853	$241,952	1.01%

Net interest spread			3.61%			3.11%
Net interest income/ margin		$906,500	3.67%		$791,624	3.16%

(1)	Nonaccrual loans are included in average balances for yield computations.

For the three months ended September 30, 2013, we recognized $1.0 million in interest income and $102,161 in interest expense, resulting in net interest income of $906,500, an increase of $114,876, or 14.5%, over the same period in 2012. Average earning assets decreased to $99.1 million for the three months ended September 30, 2013 from $99.5 million for the three months ended September 30, 2012, a decrease of $415,101, or 0.4%. This decrease in earning assets was primarily due to a $7.9 million decrease in average loans, partially offset by a $3.9 million increase in average investment securities between periods and a $3.9 million increase in federal funds sold. Average interest bearing liabilities decreased to $86.3 million for the three months ended September 30, 2013 from $94.9 million for the three months ended September 30, 2012, a decrease of $8.6 million, or 9.1%. Beginning in 2009, we adopted measures to promote the long term stability of the Bank. These measures included restructuring the balance sheet to focus on credit quality and management of our funding sources to increase liquidity and the net interest margin. As a result, average loans have decreased between periods, with funds from net loan payoffs being used to repay FHLB advances and brokered time deposits as well as to strengthen our liquidity position through cash and the investment securities portfolio. Net interest margin, calculated as annualized net interest income divided by average earning assets, increased from 3.16% for the quarter ended September 30, 2012 to 3.67% for the quarter ended September 30, 2013, primarily due to a decrease in cost of funds from 1.01% to 0.47% between periods due to the mix of liabilities and the timing of their repricing, net of a decrease in yield on earning assets from 4.12% to 4.08% between periods.

We recorded a provision for loan losses of $5,795 for the quarter ended September 30, 2013, representing an increase of $70,545 compared to the negative provision for loan losses of $64,750 for the quarter ended September 30, 2012. The allowance as a percentage of gross loans decreased to 2.19% as of September 30, 2013 compared to 2.64% at December 31, 2012. Specific reserves were approximately $166,000 on impaired loans of $1.6 million as of September 30, 2013 compared to specific reserves of approximately $442,000 on impaired loans of $8.5 million as of December 31, 2012. As of September 30, 2013, the general reserve allocation was 1.98% of gross loans not impaired compared to 2.28% as of December 31, 2012. The provision for loan losses is discussed further below under “Provision and Allowance for Loan Losses.”

For the three months ended September 30, 2013, noninterest income was $44,238 compared to $172,136 for the three months ended September 30, 2012, a decrease of $127,898, or 74%, between comparable periods. Other noninterest income for the three months ended September 30, 2013 and 2012 was derived from service charges on deposits, customer service fees, gains on investment securities sales, and mortgage origination income. The quarter ended September 30, 2012 had $98,691 in gain on sale of investment whereas the quarter ended September 30, 2013 had none. Also, with the spike in the interest rates, the residential pipeline was impacted and consequently, residential origination fees were down approximately $30,000.

During the current quarter, we incurred noninterest expenses of $2.0 million, compared to noninterest expenses of $1.2 million for the quarter ended September 30, 2012, an increase of $761,620, or 63.4%. This increase in noninterest expenses for the three month period ended September 30, 2013 primarily resulted from an increase in product research and development expense of $580,287, or 100%, due to expenses incurred to prepare for the implementation of our strategic plan and an increase of $181,835 in compensation and benefits due to open positions filled at the Bank and new hires at the Company during the quarter, and an increase in professional fees of $61,708, primarily due to consulting fees incurred related to the implementation of our strategic plan.

We did not recognize any income tax benefit or expense for the three months ended September 30, 2013 and 2012. Accounting literature states that a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized. The determination of whether a deferred tax asset is realizable is based on weighting all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified. During our September 30, 2010 quarterly analysis of the valuation allowance recorded against our deferred tax assets, we determined that it was not more likely than not that our deferred tax assets will be recognized in future years due to the continued decline in credit quality and the resulting impact on net interest margin, increased net losses, and negative impact on capital as a result of provision for loan losses and write-downs on other real estate owned, and booked a 100% valuation allowance against the deferred tax asset. We will continue to analyze our deferred tax assets and related valuation allowance each quarter taking into account performance compared to forecast and current economic or internal information that would impact forecasted earnings. No benefit was recognized on net loss for the quarter ended September 30, 2013 due to the Company’s large cumulative net operating loss carry-forward position as well as the 100% valuation allowance on our deferred tax assets. The net loss for the quarter ended September 30, 2013 may not represent a trend.

Nine months ended September 30, 2013 and 2012

We recorded a net loss of $3.7 million or $0.18 per diluted common share, for the nine months ended September 30, 2013, an increase in loss of $3.6 million compared to a net loss of $47,939, or $0.02 per diluted common share, for the nine months ended September 30, 2012. This decrease between comparable periods was primarily driven by increases in several expense areas including, real estate owned activity and product research and development expense net of decreases in provision for loan losses. Each of these components is discussed in greater detail below.

The following table sets forth information related to our average balances, average yields on assets, and average costs of liabilities for the nine months ended September 30, 2013 and 2012. We derived these yields by dividing annualized income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. The net amount of capitalized loan fees are amortized into interest income on loans.

	For the Nine Months Ended September 30,
	2013			2012
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Federal funds sold and other	$12,526,743	$41,063	0.44%	$11,310,338	$35,893	0.42%
Investment securities	23,013,336	352,768	2.05	14,749,365	281,638	2.54
Loans (1)	66,248,028	2,633,290	5.31	73,574,702	2,880,241	5.21
Total interest-earning assets	$101,788,107	$3,027,121	3.97%	$99,634,405	$3,197,772	4.28%

NOW accounts	$7,054,864	$13,820	0.26%	$6,072,987	$16,869	0.37%
Savings & money market	43,019,255	107,379	0.33	38,714,197	210,586	0.72
Time deposits (excluding brokered time deposits)	36,706,168	220,237	0.80	38,029,089	294,143	1.03
Brokered time deposits	1,594,076	18,474	1.55	5,411,999	92,342	2.27
Total interest-bearing deposits	88,374,363	359,910	0.54	88,228,272	613,940	0.93
Borrowings	3,639,374	43,907	1.61	7,144,205	158,698	2.96
Total interest-bearing liabilities	$92,013,737	$403,817	0.59%	$95,372,477	$772,638	1.08%

Net interest spread			3.39%			3.20%
Net interest income/ margin		$2,623,304	3.44%		$2,425,134	3.24%

(1)	Nonaccrual loans are included in average balances for yield computations.

For the nine months ended September 30, 2013, we recognized $3.0 million in interest income and $403,817 in interest expense, resulting in net interest income of $2.6 million, an increase of $198,170, or 8.0%, over the same period in 2012. Average earning assets increased to $101.8 million for the nine months ended September 30, 2013 from $99.6 million for the nine months ended September 30, 2012 an increase of $2.2 million, or 2.2%. This increase in earning assets was due to a $8.3 million increase in investment securities and a $1.2 million increase in federal funds sold, partially offset by a $7.3 million decrease in average loans between periods. Average interest bearing liabilities decreased to $92.0 million for the nine months ended September 30, 2013 from $95.3 million for the nine months ended September 30, 2012, a decrease of $3.4 million, or 0.35%. Net interest margin, calculated as annualized net interest income divided by average earning assets, increased from 3.24% for the nine months ended September 30, 2012 to 3.44% for the nine months ended September 30, 2013, primarily due to a decrease in cost of funds from 1.08% to 0.59% for the same periods, respectively. This decrease in cost of funds was due to the change in mix of liabilities and the timing of their repricing.

A negative provision for loan losses of $277,576 was recognized for the nine months ended September 30, 2013 representing an increase of $255,576, or 1,161%, compared to the negative provision of $22,000 for the nine months ended September 30, 2012. The increase in negative provision for loan losses for the current nine months is due to the decrease in average loans between comparable periods and a decrease in specific reserves as well as the general reserve level. Over the last year, we have seen a decrease in the amount of charge-offs and specific reserves needed due to the apparent stabilization of nonperforming loans. The provision for loan losses is discussed further below under “Provision and Allowance for Loan Losses.”

For the nine months ended September 30, 2013, noninterest income was $145,810 compared to $409,126 for the nine months ended September 30, 2012, a decrease of $263,316, or 64%, between comparable periods. This decrease is primarily due to no gains on sale of investment securities recognized during the nine months ended September 30, 2013, a decrease of $225,086 from the nine months ended September 30, 2012. In addition, the spike in interest rates during the third quarter of 2013 caused a reduction in the residential loan pipeline and a corresponding reduction of approximately $32,000 in residential loan fee income. Noninterest income for the nine months ended September 30, 2013 and 2012 was derived from service charges on deposits, customer service fees, rental income, mortgage origination income and gains on the sale of investment securities.

During the nine months ended September 30, 2013, we incurred noninterest expenses of $6.7 million, compared to noninterest expenses of $2.9 million for the nine months ended September 30, 2012, an increase of $3.8 million, or 131%. This increase in noninterest expenses resulted primarily from an increase in product research and development expenses of $1.8 million, due to expenses incurred to prepare for the implementation of our new strategic plan and an increase of $1.1 million, in real estate owned activity, which includes expenses to carry other real estate, gains and losses on sales of other real estate, and write-downs on real estate owned. Write-downs for the nine months ended September 30, 2013 were $1.0 million, primarily as a result of new appraisals or contracts received during the nine months ended September 30, 2013. Write-downs or recoveries and gains or losses are charged against income, if necessary, as a result of our regular review of the fair value of repossessed property. In addition, during the nine months ended September 30, 2012, we recognized a gain on the sale of real estate previously held for investment of $521,613. Increases in compensation and benefits of $358,969 and increases in professional fees of $316,883 also contributed to the increase in non-interest expenses. Compensation and benefits increased due to the filling of vacancies at the Bank and hiring of new people at the Company. Professional fees increased due to consulting and legal expenses incurred to prepare for the implementation of our new strategic plan.

We did not recognize any income tax benefit for the nine months ended September 30, 2013 or 2012.

Assets and Liabilities

General

Total assets as of September 30, 2013 and December 31, 2012 were $108.7 million and $124.9 million, respectively, a decrease of $16.2 million. Loans decreased $5.6 million, which was the result of $4.6 million of net loan payoffs and $1.4 million in transfers between loans and other real estate owned. Other real estate owned remained relatively flat due to the repossession of two properties, which was offset by the sale of two properties and net write-downs taken during the nine months ended September 30, 2013. Investment securities decreased $4.8 million due to $1.0 million in maturities, $2.3 million in paydowns and $1.2 million in unrealized losses on investments. Cash and cash equivalents decreased $12.3 million and federal funds sold increased $8.2 million. At September 30, 2013, our total assets consisted principally of $7.9 million in cash and due from banks, $20.6 million in investment securities, $62.9 million in net loans, $10.7 million in fed funds sold, $2.2 million in property and equipment and $3.4 million in other real estate owned and repossessed assets. Our management closely monitors and seeks to maintain appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and demand.

Liabilities at September 30, 2013 totaled $92.3 million, representing a decrease of approximately $12.0 million compared to December 31, 2012, and consisted principally of $91.8 million in deposits and $479,814 in accrued expenses. Our accrued expenses consisted primarily of accrued legal, accounting and tax fees, and FDIC assessments. At September 30, 2013, shareholders’ equity was $16.4 million compared to $20.6 million at December 31, 2012. The decrease in shareholders’ equity was due to net loss of $3.7 million for the nine months ended September 30, 2013 and an increase in unrealized losses on investment securities of approximately $1.2 million, partially offset by proceeds of $615,200 received from the follow-on offering.

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, we invest a substantial percentage of our earning assets in loans. At September 30, 2013, our gross loan portfolio consisted primarily of $33.2 million of commercial real estate loans, $10.9 million of commercial business loans, and $20.3 million of consumer and home equity loans. Our current loan portfolio composition is not materially different than the loan portfolio composition disclosed in the footnotes to the consolidated financial statements included in our Annual Report on Form 10-K for 2012 as filed with the Securities and Exchange Commission. We experienced net payoffs of $4.6 million during the nine months ended September 30, 2013, due to careful consideration of liquidity needs and conservative credit risk management.

The composition of net loans by major category is as follows:

	September 30, 2013		December 31, 2012
	2013	% of Total	2012	% of Total
Real estate:
Commercial	$22,941,766	35.7%	$24,845,155	35.3%
Construction and development	10,245,890	15.9	12,299,452	17.5
Single and multifamily residential	19,044,955	29.6	21,294,926	30.2
Total real estate loans	52,232,611	81.2	58,439,533	83.0
Commercial business	10,913,575	17.0	10,915,768	15.5
Consumer	1,246,465	1.9	1,128,544	1.6
Deferred origination fees, net	(103,172)	(0.2)	(102,099)	(0.1)
Gross loans, net of deferred fees	64,289,479	100.0%	70,381,746	100.0%
Less allowance for loan losses	(1,407,637)		(1,858,416)
Loans, net	$62,881,842		$68,523,330

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

Refer to Note 4, Loans, for a table summarizing delinquencies and nonaccruals, by portfolio class, as of September 30, 2013 and December 31, 2012. Total delinquent and nonaccrual loans decreased from $4.8 million at December 31, 2012 to $1.5 million at September 30, 2013, a decrease of $3.3 million, or 68%. This decrease was a result of movement in several categories. Nonaccrual loans decreased during the nine months ended September 30, 2013 due to our repossession of single and multifamily residential real estate and construction and development properties in satisfaction of loans as well as due to one loan being brought back to accrual status. At September 30, 2013, nonaccrual loans represented 2.3% of gross loans compared to 6.8% of gross loans as of December 31, 2012. Loans past due 30-89 days are considered potential problem loans and amounted to $43,267 and $57,035 at September 30, 2013 and December 31, 2012, respectively.

Another method used to monitor the loan portfolio is credit grading. As part of the loan review process, loans are given individual credit grades, representing the risk we believe is associated with the loan balance. Credit grades are assigned based on factors that impact the collectability of the loan, the strength of the borrower, the type of collateral, and loan performance. Commercial loans are individually graded at origination and credit grades are reviewed on a regular basis in accordance with our loan policy. Consumer loans are assigned a “pass” credit rating unless something within the loan warrants a specific classification grade. Refer to Note 4, Loans, for a table summarizing management’s internal credit risk grades, by portfolio class, as of September 30, 2013 and December 31, 2012.

Loans graded one through four are considered “pass” credits. At September 30, 2013, approximately 91% of the loan portfolio had a credit grade of “pass” compared to 86% at December 31, 2012. For loans to qualify for this grade, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment. Consumer loans are assigned a “pass” credit rating unless something within the loan warrants a specific classification grade.

Loans with a credit grade of five are not considered classified; however they are categorized as a special mention or watch list credit, and are considered potential problem loans. This classification is utilized by us when we have an initial concern about the financial health of a borrower. These loans are designated as such in order to be monitored more closely than other credits in our portfolio. We then gather current financial information about the borrower and evaluate our current risk in the credit. We will then either reclassify the loan as “substandard” or back to its original risk rating after a review of the information. There are times when we may leave the loan on the watch list, if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we determine to review the loan on a more regular basis. Loans on the watch list are not considered problem loans until they are determined by management to be classified as substandard. As of September 30, 2013, we had loans totaling $1.5 million on the watch list compared to $1.2 million as of December 31, 2012, an increase of approximately $284,984 or 23%. This increase in watch list loans was due to two loans being downgraded during the quarter ended September 30, 2013 and one loan being upgraded.

Loans graded six or higher are considered classified credits. At September 30, 2013 and December 31, 2012, classified loans totaled $4.5 million and $8.8 million, respectively. The decrease in this category of $4.3 million, or 48%, during the nine months ended September 30, 2013 is primarily due to the repossession of two properties totaling $1.2 million as well as two loans for $2.4 million being removed from the classified status due to performance; paydowns, short sales, and writedowns of approximately $1.1 million and three new loans added to the classified list for approximately $652,000. Classified credits are evaluated for impairment on a quarterly basis.

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

At September 30, 2013, impaired loans totaled $1.6 million, all of which were valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral. Market values were obtained using independent appraisals, updated in accordance with our reappraisal policy, or other market data such as recent offers to the borrower. As of September 30, 2013, we had six loans totaling approximately $3.0 million that were classified in accordance with our loan rating policies but were not considered impaired. Refer to Note 4, Loans, for a table summarizing information relative to impaired loans, by portfolio class at September 30, 2013 and December 31, 2012.

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

The carrying balance of troubled debt restructurings as of September 30, 2013 and December 31, 2012 was $1.3 million and $2.5 million, respectively. As of September 30, 2013, the carrying balance of troubled debt restructings consisted of two performing loans within one relationship as one loan for $1.2 million was renewed during September 2013. As of December 31, 2012, the carrying balance consisted of three performing loans within two relationships.

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. At September 30, 2013, the allowance for loan losses was $1.4 million, or 2.19% of gross loans, compared to $1.9 million at December 31, 2012, or 2.64% of gross loans.

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

Our allowance for loan losses consists of both specific and general reserve components. The specific reserve component relates to loans that are impaired loans as defined in FASB ASC Topic 310, “Receivables”. Loans determined to be impaired are excluded from the general reserve calculation described below and evaluated individually for impairment. Impaired loans totaled $1.6 million at September 30, 2013, with an associated specific reserve of $165,976. See Note 4, Loans, as well as the above discussion under “Loan Performance and Credit Quality” for additional information related to impaired loans.

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

Refer to Note 4, Loans, for a table summarizing activity related to our allowance for loan losses for the quarter ended September 30, 2013 and 2012, by portfolio segment. As of September 30, 2013, the allowance for loan losses was $1.4 million, or 2.19% of gross loans, compared to $1.9 million, or 2.64% of gross loans, as of December 31, 2012 and $1.9 million, or 2.62% of gross loans, as of September 30, 2012. We recognized a negative provision for loan losses of $277,576 for the nine months ended September 30, 2013 and a negative provision for loan losses of $22,000 for the nine months ended September 30, 2012. Net charge-offs for the nine months ended September 30, 2013 were $173,203 compared to $212,892 for the nine months ended September 30, 2012. The charge-offs during the nine months ended September 30, 2013 related to two residential property loans and write-downs of collateral to fair value against specific reserves. Partial charge-offs were based on recent appraisals and evaluations on one residential loan and one construction and development loan in the process of foreclosure. Loans with partial charge-offs are typically considered impaired loans and may remain on nonaccrual status. As new appraisals have been obtained late in 2012 and early in 2013 in accordance with our re-appraisal policy, deteriorations in collateral values have slowed resulting in fewer partial charge-offs. This has reduced our historical loan loss factor, which is one of the key drivers in determining appropriate reserve levels.

Other Real Estate Owned and Repossessed Assets

At September 30, 2013 and December 31, 2012, we had approximately $3.4 and $4.5 million in other real estate owned, respectively. During the nine months ended September 30, 2013, four pieces of collateral were obtained from four loan customers that went through the foreclosure process. We also completed the sale of five pieces of real estate. The sale of those pieces of real estate resulted in a loss of approximately $90,000 and is included in the gain (loss) below. The following table summarizes changes in other real estate owned and repossessed assets for the nine months ended September 30, 2013 and 2012:

	2013	2012
Balance at beginning of period	$4,468,294	$5,389,501
Repossessed property acquired in settlement of loans	1,351,257	1,478,230
Proceeds from sales of repossessed property	(1,353,282)	(2,545,208)
Gain (loss) on sale and write-downs of repossessed property, net	(1,109,112)	254,221
Balance at end of period	$3,357,157	$4,576,744

As of September 30, 2013, other real estate owned consisted of residential land lots valued at $1.3 million, 1-4 family residential dwellings valued at $499,000, commercial land valued at $1.4 million and commercial office space valued at $75,000. There were no repossessed assets as of September 30, 2013. During the quarter ended June 30, 2013, the Bank completed an asset sale transaction (under terms that meet the Market Terms Requirement as described in Regulation W covering transactions between affiliates) to the Company for a purchase price of $5.5 million. Real estate owned of $3.3 million was transferred to the Company as a result of the sale. No gains or losses were recognized as a result of the asset sale as the assets were sold at current carrying value. Since June 30, 2013, three pieces of real estate have been sold for proceeds of $1.1 million. The remaining assets are being actively marketed with the primary objective of liquidating the collateral at a level which most accurately approximates fair value and enables recovery of as much of the unpaid principal loan balance as possible within a reasonable period of time. Based on currently available valuation information, the carrying value of these assets is believed to be representative of their fair value less estimated costs of disposition, although there can be no assurance that the ultimate proceeds from the sale of these assets will be equal to or greater than their carrying values, particularly in the current real estate environment and the continued downward trend in third party appraised values.

Deposits

Our primary source of funds for loans and investments is our deposits. At September 30, 2013, we had $91.8 million in deposits, representing a decrease of $4.6 million compared to December 31, 2012. Deposits at September 30, 2013 consisted primarily of $14.8 million in demand deposit accounts, $39.8 million in money market accounts and $36.6 million in time deposits. Due to regulatory constraints, including our Consent Order, we can no longer accept brokered time deposits without prior approval from the FDIC. Accordingly, beginning in 2010 we began reducing our reliance on brokered time deposits. At September 30, 2013 and December 31, 2012, we had $1.6 million in brokered time deposits. Our strong customer deposit growth during 2011 and 2012, along with the decrease in our loan portfolio, enabled us to maintain a strong liquidity position while decreasing our reliance on brokered deposits, thereby lowering our cost of interest-bearing liabilities. We will continue to reduce our reliance on brokered time deposits and other noncore funding sources. Our loan-to-deposit ratio was 70.0% and 73.0% at September 30, 2013 and December 31, 2012, respectively.

We do not have any maturities of brokered deposits until March 2014, and do not believe that liquidity is an issue and believe the Bank enjoys sufficient liquidity at this time. Time deposits totaled $36.6 million at September 30, 2013, compared to $38.4 million at December 31, 2012. Of that total, time deposits in denominations of $100,000 or more were $22.5 million and $23.8 million at September 30, 2013 and December 31, 2012, respectively. Interest expense on deposits of $100,000 or more aggregated $148,011 and $130,934 for the nine months ended September 30, 2013 and 2012, respectively.

Borrowings

We use borrowings to fund growth of earning assets in excess of deposit growth. There were no borrowings at September 30, 2013, compared to $7.0 million in FHLB advances at December 31, 2012. At September 30, 2013 and December 31, 2012, there were $32,904 and $108,680, respectively, in borrowings which represents customer repurchase agreements. One of the two FHLB advances for $2 million reached maturity and was repaid on April 1, 2013. The additional FHLB advance for $5.0 million was repaid in full in June 2013 which resulted in a prepayment penalty of $87,308.

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

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the use of cash first, and liquidation of temporary investments and the generation of deposits within our market. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. Our investment securities available for sale at September 30, 2013 amounted to $20.6 million, or 19% of total assets. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. At September 30, 2013, $2.7 million of our investment portfolio was pledged against outstanding debt. Therefore, the related debt would need to be repaid prior to the securities being sold and converted to cash.

We are a member of the FHLB, from which applications for borrowings can be made for leverage purposes. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. At September 30, 2013, we had collateral that would support approximately $13 million in additional borrowings. We are subject to the FHLB’s credit risk rating policy which assigns member institutions a rating which is reviewed quarterly. The rating system utilizes key factors such as loan quality, capital, liquidity, and profitability. During the fourth quarter of 2010, the FHLB downgraded our credit risk rating, which resulted in decreased borrowing availability (total line reduced to 15% of total assets from 20% of total assets) and increased collateral requirements (moved to 125% of borrowings from 115%). During the third quarter of 2013, the FHLB upgraded our credit risk rating, which resulted in increased borrowing availability (total line increased from 15% of total assets to 20% of total assets) and decreased collateral requirements (moved to 115% of borrowings from 125%). Our ability to access our available borrowing capacity from the FHLB in the future is subject to our rating and any subsequent changes based on our financial performance as compared to factors considered by the FHLB in their assignment of our credit risk rating each quarter.

We also pledge collateral to the Federal Reserve Bank’s Borrower-in-Custody of Collateral program, and our available credit under this program was approximately $7.5 million as of September 30, 2013. During the second quarter of 2011, we were informed by the Federal Reserve Bank that our available credit under the Borrower-in-Custody of Collateral program had been moved from Primary Credit to Secondary Credit, meaning borrowing requests have to be reviewed and approved in advance, and advances are to be short term in nature. This change also resulted in an increase in our collateral requirements and a corresponding decrease in our borrowing capacity with the Federal Reserve Bank. In May 2013, we were informed by the Federal Reserve that as a result of our improving financial condition our available credit under the Borrower-in-Custody of Collateral program had been moved back to Primary Credit from Secondary Credit, which also resulted in a decrease in our collateral requirements.

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

The level of liquidity is measured by the cash, cash equivalents, and investment securities available for sale to total assets ratio and was at 33.4% at September 30, 2013 compared to 33.8% as of December 31, 2012. The decrease in liquidity is due primarily to the decrease in borrowings as a result of the repayment of advances during the nine months ended September 30, 2013.

Off-Balance Sheet Arrangements

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2013, we had issued commitments to extend credit of $7.9 million through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Commitments and Contingencies

As of September 30, 2013, there were no significant firm commitments.

Capital Resources

Total shareholders’ equity decreased from $20.6 million for December 31, 2012 to $16.4 million for September 30, 2013, due to a net loss of $3.7 million and due to $1.3 million in unrealized loss on investment securities, partially offset by proceeds of $615,200 received from the August 1, 2013 follow-on offering as discussed in “Note 1 — Nature of Business and Basis of Presentation”.

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

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at September 30, 2013 and December 31, 2012.

			Per capital directive of the Consent Order		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Actual		Minimum		Minimum		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2013
Total Capital (to risk weighted assets)	$11,141,000	16.0%	$8,317,000	12.0%	$5,544,000	8.0%	$6,931,000	10.0%
Tier 1 Capital (to risk weighted assets)	10,270,000	14.8	6,931,000	10.0	2,772,000	4.0	4,158,000	6.0
Tier 1 Capital (to average assets)	10,270,000	9.7	9,540,000	9.0	4,240,000	4.0	5,300,000	5.0

As of December 31, 2012
Total Capital (to risk weighted assets)	$11,242,000	13.8%	$9,759,000	12.0%	$6,506,000	8.0%	$8,133,000	10.0%
Tier 1 Capital (to risk weighted assets)	10,215,000	12.5	8,133,000	10.0	3,253,000	4.0	4,880,000	6.0
Tier 1 Capital (to average assets)	10,210,000	9.1	10,053,000	9.0	4,468,000	4.0	5,585,000	5.0

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

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during our third quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: November 14, 2013	By: /s/ Gordon A. Baird
Gordon A. Baird Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.
31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.
32	Section 1350 Certification.

101 The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2013 and 2012, (iii) Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2013 and 2012, and (v) Notes to Consolidated Financial Statements.*