Form 10-K
period 2013-12-31
Independence Bancshares, Inc.
filed 2014-03-31
CIK 1311828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For The Fiscal Year Ended: December 31, 2013.

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the Transition Period from ______ to ______

Commission file number 000-51907

Independence Bancshares, Inc.
(Exact name of registrant as specified in its charter)

South Carolina	20-1734180
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 E. Washington Street, Greenville	29601
(Address of principal executive offices)	(Zip Code)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No [X]

The estimated aggregate market value of the common stock held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers) of the Company based upon an estimate of the fair market value of the common stock of $1.00 per share, which was the price of the last trade of which management was aware prior to June 30, 2013 was $12,990,760.

The number of shares outstanding of the issuer’s common stock, as of March 24, 2014, was 20,502,760.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

As used in this Annual Report on Form 10-K, “we,” “our” and “us” refer to Independence Bancshares, Inc. and its subsidiaries, collectively unless the context requires otherwise.

Cautionary Note Regarding Forward-Looking Statements

This report, including information included or incorporated by reference in this document, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “believe,” “continue,” “assume,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in our forward-looking statements include, but are not limited, to the following:

•	our anticipated strategies for growth and sources of new operating revenues;

•	our aim to list our shares of common stock on a nationally recognized securities exchange once eligible;

•	our expectations regarding our operating revenues, expenses, effective tax rates, and other results of operations;

•	our current and future products and services and plans to develop and promote them;

•	our anticipated capital expenditures and our estimates regarding our capital expenditures;

•	our liquidity and working capital requirements;

•	our ability to comply with our Consent Order (as defined below), and potential regulatory actions if we fail to comply;

•	changes in economic conditions resulting in, among other things, a deterioration in credit quality;

•	credit losses as a result of declining real estate values, increasing interest rates, increasing unemployment, or changes in payment behavior or other factors;

•	credit losses due to loan concentration;

•	the rate of delinquencies and amount of loans charged-off;

•	the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;

•	the lack of loan growth in recent years;

•	our ability to attract and retain key personnel;

•	our ability to protect our proprietary technology and intellectual property rights and use, develop, market and otherwise exploit our products and services without infringing or misappropriating the proprietary technology or intellectual property rights of third parties;

•	our ability to retain our existing customers, including our deposit relationships;

•	increases in competitive pressure in the banking and financial services industries;

•	adverse changes in asset quality and resulting credit risk related losses and expenses;

•	changes in the interest rate environment which could reduce anticipated or actual margins;

•	changes in political conditions or the legislative or regulatory environment, including governmental initiatives affecting the financial services industry;

•	loss of consumer confidence and economic disruptions resulting from terrorist activities or other military actions;

•	changes occurring in business conditions and inflation;

•	changes in access to funding or increased regulatory requirements with regard to funding;

•	changes in deposit flows;

•	changes in technology;

•	increased cybersecurity risks, including potential business disruptions or financial losses;

•	changes in monetary and tax policies;

•	changes in accounting policies and practices

•	other risks and uncertainties detailed in this Annual Report on Form 10-K and, from time to time, in our other filings with the Securities and Exchange Commission (“SEC”).

All forward-looking statements in this Annual Report on Form 10-K are based on information available to us as of the date of this Annual Report on Form 10-K. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee you that these expectations will be achieved. For additional information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A of this Annual Report on Form 10-K.We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 1. Business.

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

On December 31, 2012, the Company sold 17,648,750 shares of common stock at a price of $0.80 per share to certain investors in a private placement, including members of our board of directors, for gross proceeds of approximately $14.1 million (the “Private Placement”). On August 1, 2013, the Company sold 769,000 shares of common stock at a price of $0.80 per share to certain existing shareholders in a follow-on public offering for gross proceeds of approximately $615,200 (the “Follow-on Offering”). Upon closing the Private Placement, the Company made a capital contribution of $2.3 million to the Bank in order to increase the Bank’s capital levels above the amounts specified in the Bank’s consent order (the “Consent Order”) with the Office of the Comptroller of the Currency (the “OCC”). In addition, the Company made a capital contribution to the Bank of $750,000 during the quarter ended March 31, 2013. The Company is using the remaining proceeds of the Private Placement and the proceeds from the Follow-on Offering build a digital payment technology platform and explore transaction services business opportunities. In conjunction with our efforts to pursue these opportunities, we have begun offering services under the trade name “nD bancgroup” and, as described below, have taken steps to protect our intellectual property rights to that name.

We began offering digital banking, payments and transaction services in October 2013 on a limited basis and are focused on expanding and growing this line of business. Notwithstanding our efforts to expand our transaction services, the Bank will continue as a full-service traditional community bank, fulfilling the financial needs of individuals and small business owners in our existing market area. We will continue to provide traditional checking and savings products and commercial, consumer and mortgage loans to the general public, as well as ATM and online banking services, commercial cash management, remote deposit capture, safe deposit boxes, bank official checks, traveler’s checks, and wire transfer capabilities.

The Company intends to pursue additional financings in the near future to support and expand its business. These financings may include the offering of additional common shares, preferred shares, or the issuance of debt. If we raise additional capital in the near future, in addition to building reserves for regulatory capital, we anticipate using a material amount of proceeds to expand our operations support and our sales, marketing, and advertising efforts, which may include the addition of new management team members or other employees. At our 2013 annual shareholder meeting, our shareholders approved an increase in the number of authorized shares of common stock from 100 million shares to 300 million shares. If the Company raises additional capital in the near future, our board of directors generally has the authority, without action by or the vote of the shareholders, to issue all or part of any authorized but unissued shares of common stock for any corporate purpose. Future financings may also require regulatory approval. Even if we are successful in obtaining a significant amount of additional financing, we expect operating losses on a consolidated basis to continue for a significant period of time as the Company continues to invest in product research and development and customer marketing. At times, these operating losses could be significant. On an unconsolidated basis, we continue to prioritize maintaining sustainable profitability at the Bank level, even if other operating subsidiaries or the Company operate at a loss. The Company seeks to maintain capital resources at both the Bank and at the Company, as well as at any future subsidiary, to adequately finance their operations.

We may also pursue the listing of our common shares on a nationally recognized securities exchange in the future, once eligible.

Recent Developments

We began offering digital banking, payments and transaction services in October 2013 on a limited basis. In addition to the online bill pay, person-to-person payments, ACH services, debit and credit cards, and merchant services which we already provided, we now also offer mobile bill pay and person-to-person payments as well as mobile remote deposit capture. We may need to obtain approval from the OCC or the Board of Governors of the Federal Reserve System (the “Federal Reserve”) to expand these services to any significant extent. There can be no assurance that we will receive approval or be successful in implementing the steps necessary to expand our business.

In March 2013, we filed a provisional patent application with the U.S. Patent and Trademark Office covering several different potentially patentable concepts, including concepts associated with mobile wallet messages among different software platforms, temporary electronic currency messages, digital identities, improved credit score data collected from a mobile device and/or individual activities, improved interfaces for carrying out mobile financial transactions, closed loop mobile enablement bridging, software-related building blocks for performing financial transactions, social networking, encryption protocols and insurance risk analysis. On March 15 and 17, 2014, we filed three patent applications covering these concepts. The Company has not been granted any form of intellectual property protection from the U.S. Patent and Trademark Office or other government entity that grants intellectual property protections and is continuing to explore its alternatives regarding the type of protection to pursue regarding its proprietary technology and software.

On July 16, 2013, the Company’s board of directors approved the appointment of Richard J. Garside as the Company’s President and Chief Operating Officer, subject to regulatory non-objection, and on February 10, 2014, the Company filed the application for the appointment of Mr. Garside with the Federal Reserve. Following the receipt of regulatory non-objection, Mr. Garside may become the President and Chief Operating Officer of the Company and work with the Company’s and the Bank’s current directors and executive officers to further explore the development of the Company’s expanded business model. Mr. Garside has previously assisted the Company as an independent consultant on technology matters related to the expanded business model. Prior to working with the Company, Mr. Garside was the Global Head of Consumer Operations and Technology for Citigroup Inc.

During 2013, the Company entered into multiple contracts with third party technology developers and vendors to support its business operations. These contracts provide for technology and services to process payments on a real-time basis. These contracts also facilitate better processing functionality, data management, business integration, mobile transaction development, API management, in-memory large data processing and analytics, complex business rules processing and security, compliance and anti-fraud protection. Specifically, the Company has entered into an agreement with a major U.S. mobile network operator pursuant to which the mobile network operator will provide us with security, validation and identity related services as part of our research and development activities. In addition, as part of the Company’s research and development efforts, we plan to explore technology integration functionality with Near Field Communications as well as Host Card Emulation protocols to support multiple secure data transmission and payment activities for connected mobile and other devices.

The Bank has received approval from the Federal Reserve for an additional ABA number to support its operations, including its transaction services. We may seek to set up additional subsidiaries or affiliates of the Company, including transactions processing subsidiaries, captive insurers, or acquisition companies or to build, sponsor, or form associations or partnerships with other banks to create more efficient bank-to-bank and peer-to-peer payment capabilities. We may also enter into agreements with vendors, payment networks and payment gateways as well as marketing and distribution partners and work with other banks and financial institutions in offering transaction and payment services or other forms of digital banking services, in each case subject to the discretion of the board of directors and management and the receipt of any necessary regulatory approvals or non-objections.

Banking Services

Market

Our primary focus and target market is to fulfill the financial needs of small business owners, the legal community, the medical community, insurance agencies, and clients owning and developing income producing properties primarily in the City of Greenville and the broader Greenville metropolitan area. In the past, we have also focused on real estate developers, including clients involved in residential construction and acquisition/development; however due to the current real estate market, we have limited our focus in these areas over the last several years. While most of our loans still involve real estate, our level of construction and acquisition/development loans has decreased significantly. We intend to use our “closeness” to the market via local ownership, quick response time, pricing discretion, person-to-person relationships and an experienced, well known senior management team in leveraging our market share in the greater Greenville area while looking for ways to differentiate the Bank from our competition.

Location and Service Area

Our primary market is Greenville County, which is located in the upstate region of South Carolina. The cities of Fountain Inn, Greenville, Greer, Mauldin, Simpsonville, and Travelers Rest make up Greenville County. The Greenville metropolitan area, positioned on the I-85 corridor, is home to one of the strongest manufacturing centers in the country, including approximately 250 international companies, such as the North American headquarters of BMW and Michelin, as well as Fluor Corporation, General Electric, and Lockheed Martin. Greenville County has a population of approximately 450,000, with a five-year projected annual growth rate of almost 3%, according to the South Carolina Community Profiles published by the South Carolina Budget and Control Board’s Office of Research and Statistics. The area’s demographics have changed considerably over the past 10 years and currently over 42,000 businesses are operating within the county limits, according to the U.S. Census Bureau.

Our main office is located in Greenville, South Carolina, one block off a major artery, and provides excellent visibility for the Bank. We also have full-service branches on Wade Hampton Boulevard in Taylors, South Carolina and in Simpsonville, South Carolina. These branch offices have extended the market reach of our Bank and have increased our personal service delivery capabilities to all of our customers. We plan to continue to take advantage of existing contacts and relationships with individuals and companies in this area to more effectively market the banking services of the Bank.

Competition

The Greenville market is highly competitive, with all of the largest banks in the state, as well as super regional banks, represented in our market area. The competition among the various financial institutions is based upon a variety of factors, including interest rates offered on deposit accounts, interest rates charged on loans, credit and service charges, the quality of services rendered, the convenience of banking facilities and, in the case of loans to large commercial borrowers, relative lending limits. In addition to banks and savings associations, we compete with other financial institutions including securities firms, insurance companies, credit unions, leasing companies and finance companies. Size gives larger banks certain advantages in competing for business from large corporations. These advantages include higher lending limits and the ability to offer services in other areas of South Carolina. As a result, we do not generally attempt to compete for the banking relationships of large corporations, but concentrate our efforts on small- to medium-sized businesses and retail customers. We believe we have competed effectively in this market by offering quality and personal service.

Products and Services

The Bank is primarily engaged in the business of accepting demand and time deposits and providing commercial, consumer and mortgage loans to the general public. Deposits in the Bank are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum amount, which is currently set at $250,000 per depositor. Other services which the Bank offers include mobile banking, online banking, commercial cash management, remote deposit capture, safe deposit boxes, bank official checks, traveler’s checks, and wire transfer capabilities.

Credit Cards

The Bank offers MasterCard branded credit cards for personal and business clients in coordination with a third party vender known as Card Assets, LLC. Credit cards are offered with no annual fee and have reward options available for cash back or reward points redeemable for airfare, merchandise and gift cards. Clients enjoy the freedom of MasterCard acceptance worldwide with available 24/7 customer support as well as protection and security services.

Merchant Services

The Bank offers merchant transaction processing and equipment for clients in coordination with a third party vendor known as Merchants’ Choice Payment Solutions. Clients enjoy the capability, as well as the specialized equipment, to accept debit and credit card transactions to conduct business with speed, ease and security. Clients are able to accept payments from Visa, MasterCard, American Express and Discover. Equipment and services available include POS terminals, wireless units, web based processing, on-line debit and TeleCheck services.

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

Lending Limits. Our lending activities are subject to a variety of lending limits imposed by federal law. In general, the Bank is subject to a legal limit on loans to a single borrower equal to 15% of the Bank’s capital and unimpaired surplus. These limits will increase or decrease in response to increases or decreases in the Bank’s level of capital. Our ability to sell participations in our larger loans to other financial institutions, which allows us to manage the risk involved in these loans and to meet the lending needs of our clients requiring extensions of credit in excess of these limits.

Real Estate Mortgage Loans. The principal component of our loan portfolio is loans secured by real estate mortgages. We obtain a security interest in real estate whenever possible, in addition to any other available collateral, in order to increase the likelihood of the ultimate repayment of the loan. At December 31, 2013, loans secured by mortgages on real estate — first mortgages of approximately $44.8 million and second mortgages of approximately $3.9 million — made up approximately 80% of our loan portfolio.

These loans generally fall into one of four categories: commercial real estate loans, construction and development loans (including land loans), residential real estate loans, or home equity loans. Most of our real estate loans are secured by residential or commercial property. Interest rates for all categories may be fixed or adjustable, and will more likely be fixed for shorter-term loans. We generally charge an origination fee for each loan. Other loan fees consist primarily of late charge fees. Real estate loans are subject to the same general risks as other loans and are particularly sensitive to fluctuations in the value of real estate. Fluctuations in the value of real estate, as well as other factors arising after a loan has been made, could negatively affect a borrower’s cash flow, credit-worthiness, and ability to repay the loan.

•	Commercial Real Estate Loans. Commercial real estate loans generally have terms of five years or less, although payments may be structured on a longer amortization basis. We evaluate each borrower on an individual basis and attempt to determine their business risks and credit profile. We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 85%. We generally require that debtor cash flow exceed 120% of monthly debt service obligations. We typically review all of the personal financial statements of the principal owners and require their personal guarantees. These reviews generally reveal secondary sources of payment and liquidity to support a loan request.

•	Construction and Development Real Estate Loans (Including Land Loans). We offered adjustable and fixed rate residential and commercial construction loans in the past. We continue to offer construction and development loans on a limited basis to certain qualified borrowers. The terms of construction and development loans have generally been limited to eighteen months, although some payments have been structured on a longer amortization basis. Most loans mature and require payment in full upon the sale of the property. We believe that construction and development loans generally carry a higher degree of risk than long term financing of existing properties. Repayment depends on the ultimate completion of the project and usually on the sale of the property. Specific risks include:

•	cost overruns;

•	mismanaged construction;

•	inferior or improper construction techniques;

•	economic changes or downturns during construction;

•	a downturn in the real estate market;

•	rising interest rates which may prevent sale of the property; and

•	failure to sell completed projects in a timely manner.

We attempted to reduce risk by obtaining personal guarantees where possible, and by keeping the loan-to-value ratio of the completed project below specified percentages. We previously reduced risk by selling participations in larger loans to other institutions when possible.

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

Commercial Business Loans. We make commercial loans across various lines of business. Commercial loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or if they are secured, the value of the security may be difficult to assess and more likely to decrease than real estate.

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

Deposit Services

Our principal source of funds is core deposits. We offer a full range of deposit services, including checking accounts, commercial accounts, NOW accounts, savings accounts, and time deposits of various types, ranging from daily money market accounts to long-term certificates of deposit. We solicit these accounts from individuals, businesses, associations, organizations and governmental authorities. Deposit rates are reviewed regularly by senior management of the Bank and the asset/liability management committee (“ALCO”) of the Bank’s board of directors. We believe that the rates we offer are competitive with those offered by other financial institutions in our area.

Other Banking Services

We offer other community bank services including cashier’s checks, banking by mail, direct deposit, remote deposit capture, United States Savings Bonds, and travelers’ checks. We earn fees for most of these services, in addition to fees earned from debit and credit card transactions, sales of checks, and wire transfers. We are associated with the Plus and Star ATM networks, which are available to our clients throughout the country. We offer merchant banking and credit card services through a correspondent bank. We also offer online banking services, bill payment services, and cash management services.

Market Share

As of June 30, 2013, the most recent date for which FDIC deposit market share data is available, total deposits in the Greenville-Anderson-Mauldin, South Carolina MSA were over $13.7 billion, an increase of approximately 1.48% from $13.5 billion as of June 30, 2012. At June 30, 2013 and 2012, the Bank’s deposits represented 0.72% of this market.

Digital Banking, Payments & Transaction Services Business

Our Strategy

With digital payments in the United States growing, check usage decreasing, and a significant portion of consumer transactions in the United States still being initiated in cash, we believe there are opportunities for business efforts configured to provide more efficient digital banking, payments and transaction services. We expect to continue to invest in and focus on developing these channels and services, including transaction processing, credit management, data and loyalty programs, compliance services and risk management. In order to pursue these at the desired level of investment, the Company will need to raise additional capital. We also believe the lower cost and deeper penetrations of mobile banking and payments enabled by smart phones will accelerate a shift toward mobile payments mainly among the younger generation as well as under-banked and under-serviced market segments.

Research and Development

We have made and plan to continue to make substantial investments in research and development, and we expect to focus our future research and development efforts on enhancing existing products and services and on developing new products and services. We expect to continue to develop technologies and operating functionalities to improve the efficiencies of and reduce the cost of transaction services, mobile and digital payments, data management and compliances services. These services may include expanding or introducing prepaid debit programs, decoupled debit and real time processing capabilities as well as expanding our traditional debit card issuance programs to generate additional interchange income. We may also seek to develop types of accounts and channels that reduce fraud, credit and settlement risks including near real time settlement accounts as well as those that reduce the types and amount of potential charge-backs. We also anticipate expanding marketing and sales capabilities and customer support programs which may involve expansion of activities and offices in Greenville, New York City, and other geographic locations as well as forming associations with other banks and financial institutions to establish policies and procedures and infrastructure services for more efficient payment networks and operations. We expect to continue to focus significant research and development efforts on ongoing projects to update the technology platforms for several of our offerings. During the year ended December 31, 2013, we incurred product research and development expenses of approximately $3.0 million. There were no research and development expenses in 2012.

Business Segments

The Company reports its activities as four business segments — Banking, Transaction Services, Asset Management and Holding Company. In determining proper segment definition, the Company considers the materiality of a potential segment and components of the business about which financial information is available and regularly evaluated, relative to a resource allocation and performance assessment. Please refer to “Note 18 — Business Segments” for further information on the reporting for the four business segments.

Intellectual Property

We rely on a combination of intellectual property laws, confidentiality procedures and contractual provisions to protect our proprietary technology and products and services. We have registered or have applied for the registration in the United States certain trademarks, service marks, and domain names used by the Company. The Company owns an incontestable United States trademark registration for “Independence National Bank”, U.S. Reg. No.. 3234648, and pending United States trademark applications for our trade names “nDNA,” Serial No. 86075369 and “nD bancgroup,” Serial No. 86075221. As described above, from time to time we have filed, and may in the future file, patent applications to protect our proprietary technology and products and services. The Company has not been granted any form of patent protection from the U.S. Patent and Trademark Office or other government entity that grants intellectual property protections and is continuing to explore its alternatives regarding the type of protection to pursue regarding its proprietary technology and products and services. Intellectual property is a key component of our digital banking and transaction services business and any impairment in our ability to protect our proprietary technology or products and services, or any third-party claim of infringement or misappropriation against our products and services, could harm our business or our ability to compete. See “Risk Factors — We will need to adequately protect our brand and the intellectual property rights related to our products and services and avoid infringing or misappropriating the intellectual property rights of others” for more information regarding our potential risks relating to intellectual property.

Employees

As of March 24, 2014, we had 37 full-time employees and two part-time employees.

Capital

As of December 31, 2013, the Company had total shareholders’ equity of $14.3 million. The Company’s and the Bank’s regulatory capital ratios as of December 31, 2013 were as follows:

	Bank			Holding Company
	2013	2012	2011	2013	2012	2011
Total risk-based capital	15.7%	13.8%	10.7%	24.0%	26.5%	10.8%
Tier 1 risk-based capital	14.5%	12.5%	9.5%	22.7%	25.3%	9.5%
Leverage capital	10.2%	9.1%	7.3%	16.0%	18.4%	7.3%

Currently, the Company must obtain the prior written approval of the Federal Reserve Bank of Richmond before declaring or paying any dividends, directly or indirectly accepting dividends or any other form of payment representing a reduction in capital from the Bank, making any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities, directly or indirectly, incurring, increasing or guaranteeing any debt, and directly or indirectly, purchasing or redeeming any shares of its stock. Once certain financial performance and capital adequacy metrics have been met and the Company has either received the necessary regulatory approvals to engage in such activities or such regulatory approvals are no longer required, the Company may engage in some of these activities in the future, such as paying dividends to our shareholders or purchasing shares of our stock, provided these activities could be conducted in a safe and sound manner while maintaining prudent capital levels in order to support the Bank and its operations and to maintain the Company’s research and development, acquisition, regulatory, and legal costs and marketing efforts. The Company currently has no plans to engage in such activities, and there can be no assurances that the Company will take any such actions in the future.

Supervision and Regulation

Both the Company and the Bank are subject to extensive state and federal banking laws and regulations that impose specific requirements or restrictions on and provide for general regulatory oversight of virtually all aspects of our operations. These laws and regulations are generally intended to protect depositors, federal insurance deposit funds, and the banking system as a whole and not our shareholders. Changes in applicable laws or regulations may have a material effect on our business and prospects.

The following discussion is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of such laws and regulations on our operations. It is intended only to briefly summarize some material provisions. The following summary is qualified by reference to the statutory and regulatory provisions discussed.

Our Digital Banking, Payments & Transaction Services Business

We currently offer digital banking, payments and transaction services, including online and mobile bill pay, mobile person-to-person payments, ACH services, debit and credit cards, and merchant services, on a limited basis. As discussed in our strategy above, we may need to obtain approval from the OCC or the Federal Reserve to expand these services to any significant extent. There can be no assurance that we will receive approval or be successful in implementing the steps necessary to expand this line of business. In addition, we will need to establish robust compliance controls and procedures in connection with the implementation of any new digital banking, payments, and transaction services business.

Compliance with legal and regulatory requirements is a highly complex and integral part of our day-to-day operations. Our products and services are generally subject to federal, state and local laws and regulations, including:

•	anti-money laundering laws;

•	privacy and information safeguard laws;

•	consumer protection laws; and

•	bank regulations.

These laws are often evolving and sometimes ambiguous or inconsistent, and the extent to which they apply to us or our customers is at times unclear. Any failure to comply with applicable law — either by us or by our third-party vendors and service providers, over which we have limited legal and practical control — could result in restrictions on our ability to provide our products and services, as well as the imposition of civil fines and criminal penalties and the suspension or revocation of a license or registration required to sell our products and services. See “Risk Factors” under Part I, Item 1A for additional discussion regarding the potential affects of changes in laws and regulations to which we are subject and failure to comply with existing or future laws and regulations.

We continually monitor and enhance our compliance program to stay current with the most recent legal and regulatory changes. We also continue to implement policies and programs and to adapt our business practices and strategies to help us comply with current legal standards, as well as with new and changing legal requirements affecting particular services or the conduct of our business generally. These programs include dedicated compliance personnel and training and monitoring programs, as well as support and guidance to our third-party vendors and service providers on compliance programs.

Anti-Money Laundering Laws

Our products and services are generally subject to federal anti-money laundering laws, including the Bank Secrecy Act (the “BSA”), as amended by the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”), and similar state laws. On an ongoing basis, these laws require us, among other things, to:

•	report large cash transactions and suspicious activity;

•	screen transactions against the U.S. government’s watch-lists, such as the watch-list maintained by the U.S. Treasury Department’s Office of Foreign Assets Control, or OFAC;

•	prevent the processing of transactions to or from certain countries, individuals, nationals and entities;

•	identify the dollar amounts loaded or transferred at any one time or over specified periods of time, which requires the aggregation of information over multiple transactions;

•	gather and, in certain circumstances, report customer information;

•	comply with consumer disclosure requirements; and

•	register or obtain licenses with state and federal agencies in the United States and seek registration of our retail distributors and network acceptance members when necessary.

Anti-money laundering regulations are constantly evolving. We continuously monitor our compliance with anti-money laundering regulations and implement policies and procedures to make our business practices flexible, so we can comply with the most current legal requirements. We cannot predict how these future regulations might affect us. Complying with future regulation could be expensive or require us to change the way we operate our business.

Privacy and Information Safeguard Laws

In the ordinary course of our business, we collect certain types of data, which subjects us to certain privacy and information security laws in the United States, including, for example, the Gramm-Leach-Bliley Act of 1999, or the GLB Act, and other laws or rules designed to regulate consumer information and mitigate identity theft. We are also subject to privacy laws of various states. These state and federal laws impose obligations with respect to the collection, processing, storage, disposal, use and disclosure of personal information, and require that financial institutions have in place policies regarding information privacy and security. In addition, under federal and certain state financial privacy laws, we must provide notice to consumers of our policies and practices for sharing nonpublic information with third parties, provide advance notice of any changes to our policies and, with limited exceptions, give consumers the right to prevent use of their nonpublic personal information and disclosure of it to unaffiliated third parties. Certain state laws may, in some circumstances, require us to notify affected individuals of security breaches of computer databases that contain their personal information. These laws may also require us to notify state law enforcement, regulators or consumer reporting agencies in the event of a data breach, as well as businesses and governmental agencies that own data. In order to comply with the privacy and information safeguard laws, we have confidentiality/information security standards and procedures in place for our business activities and with network acceptance members and our third-party vendors and service providers. Privacy and information security laws evolve regularly, requiring us to adjust our compliance program on an ongoing basis and presenting compliance challenges.

Consumer Protection Laws

We are subject to state and federal consumer protection laws, including laws prohibiting unfair and deceptive practices, regulating electronic fund transfers and protecting consumer nonpublic information. We believe that we have appropriate procedures in place for compliance with these consumer protection laws, but many issues regarding our service have not yet been addressed by the federal and state agencies charged with interpreting the applicable laws.

Although not expressly required to do so under the Electronic Fund Transfer Act and Regulation E of the Federal Reserve, we disclose, consistent with banking industry practice, the terms of our electronic fund transfer services to consumers prior to their use of the service, provide 21 days’ advance notice of material changes, establish specific error resolution procedures and timetables, and limit customer liability for transactions that are not authorized by the consumer.

Our Banking Business

Recent Legislative and Regulatory Developments

The Congress, Treasury, and the federal banking regulators have taken broad actions since September 2008 to address the volatility and disruption in the U.S. banking system, including, among others, the enactment of the Emergency Economic Stabilization Act on October 3, 2008, and the American Recovery and Reinvestment Act on February 17, 2009. Some of the more recent actions that may have impact upon the Company and the Bank include the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), the U.S. banking agencies’ implementation of the Basel Committee on Banking Supervision’s new capital and liquidity requirements for banking organizations (“Basel III”), and the Volcker Rule adopted under Section 619 of the Dodd-Frank Act, each of which is described below.

The Dodd-Frank Act. On July 21, 2010, President Obama signed into law the Dodd-Frank Act, which, among other things, changes the oversight and supervision of financial institutions, includes new minimum capital requirements, creates a new federal agency to regulate consumer financial products and services and implements changes to corporate governance and compensation practices. The Dodd-Frank Act is focused in large part on the financial services industry, particularly bank holding companies with consolidated assets of $50 billion or more, and contains a number of provisions that will affect us, including:

•	Minimum Leverage and Risk-Based Capital Requirements. Under the Dodd-Frank Act, the appropriate federal banking agencies are required to establish minimum leverage and risk-based capital requirements on a consolidated basis for all insured depository institutions and bank holding companies which can be no less than the currently applicable leverage and risk-based capital requirements for depository institutions. As a result, the Company and the Bank will be subject to at least the same capital requirements and must include the same components in regulatory capital.

•	Deposit Insurance Modifications. The Dodd-Frank Act modifies the FDIC’s assessment base upon which deposit insurance premiums are calculated. The new assessment base will equal our average total consolidated assets minus the sum of our average tangible equity during the assessment period. The Dodd-Frank Act also permanently raises the standard maximum insurance amount to $250,000.

•	Creation of New Government Authorities. The Dodd-Frank Act creates various new governmental authorities such as the Financial Stability Oversight Council and the Consumer Financial Protection Bureau (the “CFPB”), an independent regulatory authority housed within the Federal Reserve. The CFPB has broad authority to regulate the offering and provision of consumer financial products. The CFPB officially came into being on July 21, 2011, and rulemaking authority for a range of consumer financial protection laws (such as the Truth in Lending Act, the Electronic Funds Transfer Act and the Real Estate Settlement Procedures Act, among others) transferred from the Federal Reserve and other federal regulators to the CFPB on that date. The Dodd-Frank Act gives the CFPB authority to supervise and examine depository institutions with more than $10 billion in assets for compliance with these federal consumer laws, although the authority to supervise and examine depository institutions with $10 billion or less in assets, such as the Bank, for compliance with federal consumer laws will remain largely with those institutions’ primary regulators. However, the CFPB may participate in examinations of these smaller institutions on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary regulators. The CFPB also has supervisory and examination authority over certain nonbank institutions that offer consumer financial products. The Dodd-Frank Act identifies a number of covered nonbank institutions, and also authorizes the CFPB to identify additional institutions that will be subject to its jurisdiction. Accordingly, the CFPB may participate in examinations of the Bank, which currently has assets of less than $10 billion, and could supervise and examine our other direct or indirect subsidiaries that offer consumer financial products or services. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB, and state attorneys general are permitted to enforce consumer protection rules adopted by the CFPB against certain institutions.

•	The Dodd-Frank Act also authorized the CFPB to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower’s ability to repay. Under the Dodd-Frank Act, financial institutions may not make a residential mortgage loan unless they make a “reasonable and good faith determination” that the consumer has a “reasonable ability” to repay the loan. The act allows borrowers to raise certain defenses to foreclosure but provides a full or partial safe harbor from such defenses for loans that are “qualified mortgages”. On January 10, 2013, the CFPB published final rules to, among other things, specify the types of income and assets that may be considered in the ability-to-repay determination, the permissible sources for verification, and the required methods of calculating the loan’s monthly payments. Since then the CFPB made certain modifications to these rules. The rules extend the requirement that creditors verify and document a borrower’s “income and assets” to include all “information” that creditors rely on in determining repayment ability. The rules also provide further examples of third-party documents that may be relied on for such verification, such as government records and check-cashing or funds-transfer service receipts. The new rules were effective beginning on January 10, 2014. The rules also define “qualified mortgages,” imposing both underwriting standards — for example, a borrower’s debt-to-income ratio may not exceed 43% — and limits on the terms of their loans. Points and fees are subject to a relatively stringent cap, and the terms include a wide array of payments that may be made in the course of closing a loan. Certain loans, including interest-only loans and negative amortization loans, cannot be qualified mortgages.

•	Executive Compensation and Corporate Governance Requirements. The Dodd-Frank Act requires public companies to include, at least once every three years, a separate non-binding “say on pay” vote in their proxy statement by which stockholders may vote on the compensation of the company’s named executive officers. In addition, if such companies are involved in a merger, acquisition, or consolidation, or if they propose to sell or dispose of all or substantially all of their assets, stockholders have a right to an advisory vote on any golden parachute arrangements in connection with such transaction (frequently referred to as “say-on-golden parachute” vote). Other provisions of the act may impact our corporate governance. For instance, the act requires the SEC to adopt rules:

•	prohibiting the listing of any equity security of a company that does not have an independent compensation committee; and

•	requiring all exchange-traded companies to adopt clawback policies for incentive compensation paid to executive officers in the event of accounting restatements based on material non-compliance with financial reporting requirements.

The Dodd-Frank Act also authorizes the SEC to issue rules allowing stockholders to include their own nominations for directors in a company’s proxy solicitation materials. Many provisions of the act require the adoption of additional rules to implement the changes. In addition, the act mandates multiple studies that could result in additional legislative action. Governmental intervention and new regulations under these programs could materially and adversely affect our business, financial condition and results of operations.

Basel III Capital Standards. In December 2010, the Basel Committee on Banking Supervision, an international forum for cooperation on banking supervisory matters, announced the Basel III capital standards, which substantially revised the existing capital requirements for banking organizations. Modest revisions were made in June 2011. The Basel III standards operate in conjunction with portions of standards previously released by the Basel Committee and commonly known as “Basel II” and “Basel 2.5.” On June 7, 2012, the Federal Reserve, the OCC, and the FDIC requested comment on these proposed rules that, taken together, would implement the Basel regulatory capital reforms through what we refer to herein as the “Basel III capital framework.”

On July 2, 2013, the Federal Reserve adopted a final rule for the Basel III capital framework and, on July 9, 2013, the OCC also adopted a final rule and the FDIC adopted the same provisions in the form of an “interim” final rule. The rule will apply to all national and state banks and savings associations, including the

Bank, and most bank holding companies and savings and loan holding companies, which we collectively refer to herein as “covered” banking organizations. Bank holding companies with less than $500 million in total consolidated assets are not subject to the final rule, nor are savings and loan holding companies substantially engaged in commercial activities or insurance underwriting. In certain respects, the rule imposes more stringent requirements on “advanced approaches” banking organizations — those organizations with $250 billion or more in total consolidated assets, $10 billion or more in total foreign exposures, or that have opted in to the Basel II capital regime. The requirements in the rule began to phase in on January 1, 2014 for advanced approaches banking organizations and will phase in on January 1, 2015 for other covered banking organizations. The requirements in the rule will be fully phased in by January 1, 2019.

The rule imposes higher risk-based capital and leverage requirements than those currently in place. Specifically, the rule imposes the following minimum capital requirements:

•	a new minimum common equity Tier 1 risk-based capital ratio of 4.5%;

•	a minimum Tier 1 risk-based capital ratio of 6% (increased from the current 4% requirement);

•	a minimum total risk-based capital ratio of 8% (unchanged from current requirements);

•	a minimum leverage ratio of 4% (currently 3% for depository institutions with the highest supervisory composite rating and 4% for other depository institutions); and

•	a new minimum supplementary leverage ratio of 3% applicable to advanced approaches banking organizations.

Under the rule, Tier 1 capital is redefined to include two components: Common Equity Tier 1 capital and additional Tier 1 capital. The new and highest form of capital, Common Equity Tier 1 capital, consists solely of common stock (plus related surplus), retained earnings, accumulated other comprehensive income, and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 capital includes other some perpetual instruments historically included in Tier 1 capital, such as non-cumulative perpetual preferred stock but excludes trust preferred securities and cumulative perpetual preferred stock. The rule permits bank holding companies with less than $15 billion in total consolidated assets to continue to include trust preferred securities and cumulative perpetual preferred stock issued before May 19, 2010 in Tier 1 capital but not in Common Equity Tier 1 capital, subject to certain restrictions. Tier 2 capital consists of instruments that currently qualify in Tier 2 capital, such as subordinated debt meeting specific requirements, plus instruments that the rule has disqualified from Tier 1 capital treatment.

In addition, in order to avoid progressively stricter restrictions on capital distributions, such as the payment of dividends, or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of Common Equity Tier 1, but the buffer applies to all three measurements (Common Equity Tier 1, Tier 1 capital and total capital). The capital conservation buffer will be phased in incrementally over time, becoming fully effective on January 1, 2019. The fully phased in amount of the buffer needed to avoid any restrictions on capital distributions or discretionary bonus payments is an additional amount of Common Equity Tier 1 exceeding 2.5% of risk-weighted assets.

The current capital rules require certain deductions from or adjustments to capital. The final rule retains many of these deductions and adjustments and also provides for new ones. As a result, deductions from Common Equity Tier 1capital will be required for goodwill (net of associated deferred tax liabilities); intangible assets such as non-mortgage servicing assets and purchased credit card relationships (net of associated deferred tax liabilities); deferred tax assets that arise from net operating loss and tax credit carryforwards (net of any related valuations allowances and net of deferred tax liabilities); any gain on sale in connection with a securitization exposure; any defined benefit pension fund net asset (net of any associated deferred tax liabilities) held by a bank holding company (this provision does not apply to a bank or savings association); the aggregate amount of outstanding equity investments (including retained earnings) in financial subsidiaries; and identified losses. Savings associations also must deduct investments in certain subsidiaries. Other deductions will be necessary from different levels of capital.

Additionally, the final rule provides for the deduction of three categories of assets: (i) deferred tax assets arising from temporary differences that cannot be realized through net operating loss carrybacks (net of related valuation allowances and of deferred tax liabilities), (ii) mortgage servicing assets (net of associated deferred tax liabilities) and (iii) investments in more than 10% of the issued and outstanding common stock of unconsolidated financial institutions (net of associated deferred tax liabilities). The amount in each category that exceeds 10% of Common Equity Tier 1 capital must be deducted from Common Equity Tier 1 capital. The remaining, non-deducted amounts are then aggregated, and the amount by which this total amount exceeds 15% of Common Equity Tier 1 capital must be deducted from Common Equity Tier 1 capital. Amounts of minority investments in consolidated subsidiaries that exceed certain limits and investments in unconsolidated financial institutions may also have to be deducted from the category of capital to which such instruments belong.

Accumulated other comprehensive income (“AOCI”) is presumptively included in Common Equity Tier 1 capital and often would operate to reduce this category of capital. The final rule provides a one-time opportunity at the end of the first quarter of 2015 for covered banking organizations to opt out of much of this treatment of AOCI. The final rule also has the effect of increasing capital requirements by increasing the risk weights on certain assets, including high volatility commercial real estate, mortgage servicing rights not includable in Common Equity Tier 1 capital, equity exposures, and claims on securities firms, that are used in the denominator of the three risk-based capital ratios.

Volcker Rule. On December 10, 2013, the FDIC, Federal Reserve, OCC, SEC, and Commodity Futures Trading Commission issued final rules to implement the Volcker Rule required by the Dodd-Frank Act. The Volcker Rule prohibits an insured depository institution and its affiliates from (1) engaging in “proprietary trading,” and (2) investing in or sponsoring certain types of funds (covered funds) subject to certain limited exceptions. The final rules contain exemptions for market-making, hedging, underwriting, and trading in U.S. government and agency obligations and also permit certain ownership interests in certain types of funds to be retained. They also permit the offering and sponsoring of funds under certain conditions. The final rules extend the conformance period to July 21, 2015, but impose significant compliance and reporting obligations on banking entities. The Company is reviewing the scope of any compliance program that may be required but does not expect to be required to report metrics to the regulators. The Company is of the view that the impact of the Volcker Rule will not be material to its business operations.

Although it is likely that further regulatory actions may arise as the federal government continues to attempt to address the economic situation, we cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

Independence Bancshares, Inc.

We own 100% of the outstanding capital stock of the Bank, and therefore we are considered to be a bank holding company under the federal Bank Holding Company Act of 1956 (the “BHCA”). As a result, we are primarily subject to the supervision, examination and reporting requirements of the Federal Reserve under the BHCA and its regulations promulgated thereunder. Moreover, as a bank holding company of a bank located in South Carolina, we also are subject to the South Carolina Banking and Branching Efficiency Act.

Permitted Activities. Under the BHCA, a bank holding company is generally permitted to engage in, or acquire direct or indirect control of any company engaged in the following activities:

•	banking or managing or controlling banks;

•	furnishing services to or performing services for our subsidiaries; and

•	any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include, but are not limited to:

•	processing payments and related transaction services;

•	providing data management services related to payment and banking related information;

•	factoring accounts receivable;

•	making, acquiring, brokering or servicing loans and usual related activities;

•	leasing personal or real property;

•	operating a non-bank depository institution, such as a savings association;

•	conducting trust company functions;

•	conducting certain international operations;

•	owning other foreign banks and operating subsidiaries;

•	providing currency management, including both execution and advisory services;

•	providing international trade finance services;

•	providing financial and investment advisory activities;

•	conducting discount securities brokerage activities;

•	underwriting and dealing in government obligations and money market instruments;

•	providing specified management consulting and counseling activities;

•	performing certain data processing services and support services;

•	acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions;

•	performing selected insurance underwriting activities; and

•	developing software and capabilities that support and process banking and banking related services.

While the Federal Reserve has found these activities in the past acceptable for other bank holding companies, there can be no assurances that the Federal Reserve would allow us to conduct any or all of these activities, which are reviewed on a case by case basis.

As a bank holding company we also can elect to be treated as a “financial holding company,” which would allow us to engage in a broader array of activities. In summary, a financial holding company can engage in activities that are financial in nature or incidental or complimentary to financial activities, including insurance underwriting, sales and brokerage activities, providing financial and investment advisory services, underwriting services and limited merchant banking activities. We have not sought financial holding company status but may elect such status in the future as our business matures. If we were to elect financial holding company status, each insured depository institution we control would have to be well capitalized, well managed, and have at least a satisfactory rating under the Community Reinvestment Act, or “CRA,” (discussed below).

The Federal Reserve has the authority to order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness or stability of it or any of its bank subsidiaries. Although most, if not all, of the activities under our new digital banking, payments, and transaction services are closely related to banking, Federal Reserve approval may be required for the Company to expand these activities materially.

Change in Control. In addition, and subject to certain exceptions, the BHCA and the Change in Bank Control Act, together with regulations promulgated thereunder, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Under the BHCA, control is deemed to exist if a company acquires 25% or more of any class of voting securities of a bank or bank holding company; has the power to elect a majority of the board of directors; or has the ability to exercise a controlling influence over the management and operations of a bank or bank holding company.

Source of Strength. In accordance with the Federal Deposit Insurance Act and Federal Reserve regulation, we are required to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which we might not otherwise do so. Under the Federal Deposit Insurance Corporate Improvement Act of 1991, to avoid receivership of its insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become “undercapitalized” within the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution’s total assets at the time the institution became undercapitalized, or (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan.

Under the BHCA, the Federal Reserve may require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary, other than a non-bank subsidiary of a bank, upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any depository institution subsidiary of a bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiaries if the agency determines that divestiture may aid the depository institution’s financial condition.

In addition, the “cross guarantee” provisions of the Federal Deposit Insurance Act (“FDIA”) require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by the FDIC as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC’s claim for damages is superior to claims of shareholders of the insured depository institution or its holding company, but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

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

Capital Requirements. Although the Company is not subject to the same regulatory capital requirements that apply to the Bank, the Federal Reserve nevertheless may impose specific requirements on the Company or direct the Company to raise capital either to be held at the Company or to be contributed to the Bank. We may borrow money to make a capital contribution to the Bank, and these loans may be repaid from dividends paid from the Bank to the Company. We are also able to raise capital for contribution to the Bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

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

South Carolina State Regulation. As a South Carolina bank holding company under the South Carolina Banking and Branching Efficiency Act, we are subject to limitations on sale or merger and to regulation by the South Carolina Board of Financial Institutions (the “SCBFI”). We are not required to obtain the approval of the SCBFI prior to acquiring the capital stock of a national bank, but we must notify them at least 15 days prior to doing so. We must obtain approval from the SCBFI prior to engaging in the acquisition of a South Carolina state chartered bank or another South Carolina bank holding company.

Independence National Bank

The Bank operates as a national banking association incorporated under the laws of the United States and subject to examination by the OCC. Deposits in the Bank are insured by the FDIC up to a maximum amount, which is currently $250,000 per depositor. The OCC and the FDIC regulate or monitor virtually all areas of the Bank’s operations, including:

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

The OCC requires that the Bank maintain specified ratios of capital to assets and imposes limitations on the Bank’s aggregate investment in real estate, bank premises, and furniture and fixtures. Two categories of regulatory capital are used in calculating these ratios — Tier 1 capital and total capital. Tier 1 capital generally includes common equity, retained earnings, a limited amount of qualifying preferred stock, and qualifying minority interests in consolidated subsidiaries, reduced by goodwill and certain other intangible assets, such as core deposit intangibles, and certain other assets. Total capital generally consists of Tier 1 capital plus Tier 2 capital, which includes a portion of the allowance for loan losses, preferred stock that did not qualify as Tier 1 capital, certain types of subordinated debt and a limited amount of other items.

The Bank is required to calculate three ratios: the ratio of Tier 1 capital to risk-weighted assets, the ratio of total risk-based capital (the sum of Tier 1 capital plus the allowance for loan and lease losses limited to 1.25% of risk-weighted assets) to risk-weighted assets, and the “leverage ratio,” which is the ratio of Tier 1 capital to adjusted total average assets on a non-risk-adjusted basis. For the two ratios of capital to risk-weighted assets, certain assets, such as cash and U.S. Treasury securities, have a zero risk weighting. Others, such as commercial and consumer loans, have a 100% risk weighting. Some assets, notably purchase-money loans secured by first-liens on residential real property, are risk-weighted at 50%. Assets also include amounts that represent the potential funding of off-balance sheet obligations such as loan commitments and letters of credit. These potential assets are assigned to risk categories in the same manner as funded assets. The total assets in each category are multiplied by the appropriate risk weighting to determine risk-adjusted assets for the capital calculations.

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

Pursuant to the Consent Order with the OCC, the Bank must maintain Tier 1 capital at least equal to 9% of adjusted total average assets, Tier 1 risk based capital at least equal to 10%, and total risk based capital at least equal to 12% of risk-weighted assets. The Bank’s capital levels are now above the higher minimum capital levels imposed by the OCC in the Consent Order, and the Bank is in compliance with a majority of the Articles in the Consent Order. Nevertheless, as long as the higher minimum capital levels imposed by the Consent Order remain in effect, the Bank will not be deemed to be “well capitalized”. As of December 31, 2013, the Bank was considered “adequately capitalized”. See additional discussion below under Part I, Item 7, “Capital Resources.”

As described above under “Recent Legislative and Regulatory Developments — Basel Capital Standards,” the Basel Committee released in June 2011 a revised framework for the regulation of capital and liquidity of internationally active banking organizations. The new framework is generally referred to as Basel III. As discussed above, when full phased in, Basel III will require certain bank holding companies and their bank subsidiaries, including the Bank, to maintain substantially more capital, with a greater emphasis on common equity. On July 2, 2013, the Federal Reserve adopted a final rule implementing the Basel III standards and complementary parts of Basel II and Basel 2.5. On July 9, 2013, the OCC also adopted a final rule and the FDIC adopted the same provisions in the form of an interim final rule.

Prompt Corrective Action. As an insured depository institution, the Bank is required to comply with the capital requirements under the Federal Deposit Insurance Act and the OCC’s prompt corrective action regulations thereunder, which set forth five capital categories, each with specific regulatory consequences. In connection with the new Basel III-based capital rules, the federal banking agencies have added a measurement of common equity tier 1 capital to the definitions of four of the five categories and have raised a few of the current minimum capital ratios. The new definitions take effect on January 1, 2015, and they incorporate the same transition periods for the new capital requirements. The five categories, including both the current standards and the revisions that will take effect in 2015 are as follows:

•	Well Capitalized — The institution exceeds the required minimum level for each relevant capital measure. A well capitalized institution is one (i) having a total risk-based capital ratio of 10% or greater, (ii) having a Tier 1 capital ratio of 6% or greater, (iii) having a leverage capital ratio of 5% or greater and (iv) that is not subject to any formal order or written directive to meet and maintain a specific capital level for any capital measure. Beginning on January 1, 2015, a well capitalized institution also must have a common equity Tier 1 measure of 6.5% or more, and the Tier 1 risk-based capital minimum capital ratio increases to 8%. The total risk-based and leverage capital ratios will remain unchanged. In addition, both before and after January 1, 2015, an institution is well capitalized only if it is not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by the OCC to meet and maintain a specific capital level for any capital measure.

•	Adequately Capitalized — The institution meets the required minimum level for each relevant capital measure. No capital distribution may be made that would result in the institution becoming undercapitalized. An adequately capitalized institution is one (i) having a total capital ratio of 8% or greater, (ii) having a Tier 1 capital ratio of 4% or greater, and (iii) having a leverage capital ratio of 4% or greater or a leverage capital ratio of 3% or greater if the institution is rated composite 1 under the CAMELS rating system in the most recent examination. On January 1, 2015, an adequately capitalized institution also must have a common equity Tier 1 risk-based capital ratio of 4.5% or greater, and the minimum Tier 1 capital ratio rises to 6%. In addition, for the Bank (and any other bank that is not an “advanced approaches” bank), the leverage ratio requirement will be 4%, with no more favorable requirement for a composite 1 rating under the CAMELS system. The minimum total risk-based capital ratio will remain the same.

•	Undercapitalized — The institution fails to meet the required minimum level for any relevant capital measure. An undercapitalized institution is one (i) having a total capital ratio of less than 8% or (ii) having a Tier 1 capital ratio of less than 4%, or (iii) having a leverage capital ratio of less than 4%, or if the institution is rated a composite 1 under the CAMELS rating system, a leverage capital ratio of less than 3%. On January 1, 2015, an additional floor will apply: an institution will be undercapitalized if its common equity Tier 1 capital ratio is less than 4.5%. In addition, the Tier 1 capital ratio floor will rise to 6%, and the leverage ratio for the Bank (and all other non-advanced approaches banks) will be 4% regardless of the Bank’s composite CAMELS rating. The minimum total risk-based capital ratio will remain the same.

•	Significantly Undercapitalized — The institution is significantly below the required minimum level for any relevant capital measure. A significantly undercapitalized institution is one (i) having a total capital ratio of less than 6%, (ii) having a Tier 1 capital ratio of less than 3%, or (iii) having a leverage capital ratio of less than 3%. On January 1, 2015, an additional floor will apply: an institution will be significantly undercapitalized if its common equity Tier 1 capital ratio is less than 3%. In addition, the floor for the Tier 1 capital ratio will rise to 4%. The total capital and leverage measures will remain the same.

•	Critically Undercapitalized — The institution fails to meet a critical capital level set by the appropriate federal banking agency. A critically undercapitalized institution is one having a ratio of tangible equity to total assets that is equal to or less than 2%. This measure will not change on January 1, 2015.

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

As of December 31, 2013, the Bank was considered to be adequately capitalized by the OCC due to the higher minimum capital ratio requirements contained in the Consent Order. See additional discussion below under Part I, Item 7, “Capital Resources.”

Standards for Safety and Soundness. The FDIA also requires the federal banking regulatory agencies to prescribe, by regulation or guideline, operational and managerial standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; and (v) asset growth. The agencies also must prescribe standards for asset quality, earnings, and stock valuation, as well as standards for compensation, fees and benefits. The federal banking agencies have adopted regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness to implement these required standards. These guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. Under the regulations, if the OCC determines that the Bank fails to meet any standards prescribed by the guidelines, the agency may require the Bank to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the OCC. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

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

Insurance of Accounts and Regulation by the FDIC. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC insured institutions. It also may prohibit any FDIC insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OCC an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

FDIC insured institutions are required to pay a Financing Corporation assessment to fund the interest on bonds issued to resolve thrift failures in the 1980s. The Financing Corporation quarterly assessment for the fourth quarter of 2013 equaled 14 basis points for each $100 of average consolidated total assets minus average tangible equity. These assessments, which may be revised based upon the level of deposits, will continue until the bonds mature in the years 2017 through 2019. In addition, the FDIC increases assessments for banks subject to enforcement actions or other increased regulatory scrutiny, such as our Bank.

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

The Dodd-Frank Act expanded the definition of affiliate for purposes of quantitative and qualitative limitations of Section 23A to include mutual funds advised by a depository institution or its affiliates. The Dodd-Frank Act applies Section 23A and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transaction that create credit exposure to an affiliate or an insider. Any such transactions with affiliates must be fully secured. Historically, an exception has existed that exempts covered transactions between depository institutions and their financial subsidiaries from the 10% of capital and surplus limitation set forth in Section 23A. However, the Dodd-Frank Act eliminates this exception for covered transactions entered into after July 21, 2012. Effective as of July 21, 2011, the Dodd-Frank Act also prohibits an insured depository institution from purchasing an asset from or selling an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the disinterested directors.

Section 23B of the Federal Reserve Act, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies. Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve decides to treat these subsidiaries as affiliates. The regulation also limits the amount of loans that can be purchased by a bank from an affiliate to not more than 100% of the bank’s capital and surplus.

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

Community Reinvestment Act. The CRA requires that the OCC evaluate the record of the Bank in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank.

The GLBA made various changes to the CRA. Among other changes, CRA agreements with private parties must be disclosed and annual CRA reports must be made available to a bank’s primary federal regulator. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under the GLBA may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a satisfactory CRA rating in its latest CRA examination.

As of February 11, 2013, the date of the most recent examination, the Bank received a satisfactory rating.

Financial Subsidiaries. Under the GLBA, subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form “financial subsidiaries” that may conduct financial or incidental activities, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible. The GLBA imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank’s equity investment in the financial subsidiary be deducted from the bank’s assets and tangible equity for purposes of calculating the bank’s capital adequacy. In addition, the GLBA imposes new restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and non-bank affiliates. As of December 31, 2013, the Company did not have any financial subsidiaries.

Consumer Protection Regulations. Activities of the Bank are subject to a variety of statutes and regulations designed to protect consumers. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

•	the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	the Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act, governing the use and provision of information to credit reporting agencies, certain identity theft protections, and certain credit and other disclosures;

•	the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of the Bank also are subject to:

•	the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•	the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that Act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

USA PATRIOT Act/Bank Secrecy Act. The USA PATRIOT Act amended, in part, the BSA and provides for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering by enhancing anti-money laundering and financial transparency laws, as well as enhanced information collection tools and enforcement mechanics for the U.S. government, including: (i) requiring standards for verifying customer identification at account opening; (ii) rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (iii) reports by nonfinancial trades and businesses filed with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and (iv) filing suspicious activities reports if a bank believes a customer may be violating U.S. laws and regulations and requires enhanced due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications.

Under the USA PATRIOT Act, the FBI can send to the banking regulatory agencies lists of the names of persons suspected of involvement in terrorist activities. The Bank can be requested to search its records for any relationships or transactions with persons on those lists. If the Bank finds any relationships or transactions, it must file a suspicious activity report and contact the FBI.

OFAC is responsible for helping to insure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. OFAC has sent, and will send, our banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts. If the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account, file a suspicious activity report and notify the FBI. The Bank has appointed an OFAC compliance officer to oversee the inspection of its accounts and the filing of any notifications. The Bank actively checks high-risk OFAC areas such as new accounts, wire transfers and customer files. The Bank performs these checks utilizing software, which is updated each time a modification is made to the lists provided by OFAC and other agencies of Specially Designated Nationals and Blocked Persons.

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

Consent Order

On November 14, 2011, the Bank entered into the Consent Order with its primary regulator, the OCC, which, among other things, contains a requirement that the Bank maintain minimum capital levels that exceed the minimum regulatory capital ratios for “well-capitalized” banks. The minimum capital ratios for a bank are generally 8% for total capital, 4% for Tier 1 capital and 4% for leverage. To be eligible to be classified as “well-capitalized,” a bank must generally maintain a total capital ratio of 10% or more, a Tier 1 capital ratio of 6% or more, and a leverage ratio of 5% or more. The Consent Order required the Bank to achieve Tier 1 capital at least equal to 9% of adjusted total average assets, Tier 1 risk based capital at least equal to 10%, and total risk based capital at least equal to 12% of risk-weighted assets by March 31, 2012. The Bank did not achieve these higher capital requirements by March 31, 2012, and as a result, the OCC deemed the Bank not to be in compliance with a majority of the Articles in the Consent Order, all of which were dependent on the Bank achieving these higher capital requirements. On December 31, 2012, in connection with the closing of the Private Placement, the Company made a capital contribution of $2.25 million to the Bank. On March 31, 2013, the Company made an additional capital contribution of $750,000 to the Bank. As a result, the Bank’s capital levels are now above the higher minimum capital levels imposed by the OCC in the Consent Order, and the Bank is in compliance with a majority of the Articles in the Consent Order. Nevertheless, as long as the higher minimum capital levels imposed by the Consent Order remain in effect, the Bank will not be deemed to be “well-capitalized”. As of December 31, 2013, the Bank was considered “adequately capitalized”.

The Consent Order also includes several specific requirements for the Bank which are designed to strengthen the Bank’s financial condition. The board of directors and management of the Bank have been aggressively working, and will continue to diligently work, to comply with all the requirements of the Consent

Order. A summary of the requirements of the Consent Order and the Bank’s status on complying with the Consent Order is as follows:

•	Article I requires the board to maintain a compliance committee to oversee the Bank’s efforts to comply with the Consent Order. The committee is required to meet monthly and to oversee, track, and report the Bank’s progress on a monthly basis to the OCC. Since November 2011, the compliance committee has met monthly to review written progress reports provided by management and report to the board the status of actions needed to achieve full compliance with each article of the Consent Order. Previously, we forwarded these reports to the OCC on a monthly basis; however, beginning in 2014, we are only required to report to the OCC on a quarterly basis. The Bank believes it is in compliance with this requirement of the Consent Order.

•	Article II required the board to reassess whether the Bank has competent and effective board oversight and management in place, on a full-time basis, to carry out the board’s policies and to ensure compliance with the Consent Order and applicable laws and regulations, as well as to oversee the day-to-day operations of the Bank. An independent assessment of the board and management was conducted by an outside consultant and submitted to the OCC in January 2012. Although the assessment concluded that the existing board and management possess the skills and expertise necessary to comply with the Consent Order and to operate the Bank in a safe and sound manner, the assessment included several recommendations for the board and management. Additionally, following this assessment and the Private Placement, the management at the Company was reorganized. We believe this reorganization helps our oversight and management capabilities. The Bank believes it is in compliance with this requirement of the Consent Order.

•	Article III required the board to develop a written analysis of its decision to sell, merge, or liquidate the Bank, or to remain independent. In the event the board decided to remain independent, this article required the development and adoption of a three-year written strategic plan. The board completed this written analysis and submitted it to the OCC in February 2012, stating that it would seek a merger partner but would also continue to pursue other alternatives, including raising capital. On August 30, 2012, the board submitted a revised capital plan to the OCC, stating that the Company was seeking to raise $15 million through a private placement offering of common stock. On September 20, 2012, the OCC accepted this plan as an alternative to the required plan to sell or merge the Bank or to implement a voluntary liquidation. The Bank believes it is in compliance with this requirement of the Consent Order.

•	Article IV requires the Bank to achieve and maintain Tier 1 capital at least equal to 9% of adjusted total average assets, Tier 1 risk based capital at least equal to 10% or risk-weighted assets, and total risk based capital at least equal to 12% of risk-weighted assets by March 31, 2012, and to develop a revised capital plan. Because we did not reach the required minimum capital levels by March 31, 2012, the OCC required the Bank to submit a disposition plan that details the board’s proposal to sell, merge, or liquidate the Bank. We submitted the disposition plan on August 30, 2012, and on September 20, 2012, the OCC stated that it did not object to our efforts to raise capital in this manner. With funds from the Private Placement, the Company was able to make a capital contribution of $2.25 million to the Bank on December 31, 2012 and the additional contribution of $750,000 on March 31, 2013, we exceeded the required levels. The Bank believes it is in compliance with this requirement of the Consent Order.

•	Article V requires the board to revise, adopt, and implement a profit plan, including a realistic and comprehensive budget, to improve and sustain earnings. The board submitted its original profit plan to the OCC on February 24, 2012, and has since revised and submitted a new profit plan to the OCC. The Bank believes it has made significant progress towards compliance with this requirement over the last 13 months; however, it will not be considered to be in compliance with this article until it returns to sustained core earnings.

•	Article VI requires the development of a comprehensive liquidity risk management program that assesses the Bank’s current and projected funding needs and ensures that sufficient funds or access to funds exists. The board submitted its revised comprehensive liquidity risk management program, including example monitoring reports and revised policies, to the OCC on February 24, 2012. The Bank believes it is in compliance with this requirement of the Consent Order.

•	Article VII requires (i) the Bank to take immediate and continuing action to reduce the level of credit risk within the Bank and to protect its interest in criticized assets, (ii) the board to adopt, implement, and ensure adherence to a written program designed to eliminate the basis of criticism for criticized assets, (iii) the board to submit written progress reports to the OCC, and (iv) the Bank to extend credit, directly or indirectly, to criticized borrowers with aggregate loans that exceed $300,000 only if it is in the best interests of the Bank. The Bank believes it is in compliance with this requirement of the Consent Order.

•	Article VIII requires the board to develop, implement, and thereafter ensure Bank adherence to an updated written program to improve the Bank’s loan portfolio management, calls for improved systems relative to, among others, sound credit analysis, proper classification, and satisfactory collateral documentation, and specifically requires the Bank to have systems that provide for effective ongoing monitoring of the loan portfolio. The board submitted its revised comprehensive loan portfolio management program, including example monitoring reports and revised policies, to the OCC on February 24, 2012. The Bank believes it is in compliance with this requirement of the Consent Order.

•	Article IX requires the board to review and revise as necessary, adopt, implement, and thereafter adhere to a written asset diversification program consistent with applicable OCC guidance. The board submitted its revised asset diversification program, including example monitoring reports and revised policies, to the OCC on February 24, 2012. The Bank believes it is in compliance with this requirement of the Consent Order.

•	Article X requires the board to obtain current and satisfactory credit information on all loans lacking such information, including loans listed in the previous report of examination or identified by any loan review, and to ensure that proper collateral documentation is maintained on all loans. This article also prohibits the Bank from granting, extending, renewing, or modifying any loan without certifying that satisfactory credit information and collateral valuation information has been received. The Bank believes it is in compliance with this requirement of the Consent Order.

We have taken and intend to continue to take actions necessary to enable the Bank to comply with the requirements of the Consent Order, and we believe we have submitted all required documentation as of this date to the OCC. We believe that we are currently in compliance with the requirements of the Consent Order except for the requirement relating to profitability (Article V).

We are working to improve the Bank’s earnings by, among other methods, reducing its adversely classified assets ratio. During the quarter ended June 30, 2013, following receipt of nonobjection from the OCC and Federal Reserve, we purchased certain classified assets totaling approximately $5.5 million from the Bank (under terms that meet the Market Terms Requirement as described in Regulation W covering transactions between affiliates), resulting in a significant reduction in the Bank’s adversely classified assets. As of December 31, 2013, the Bank’s adversely classified assets ratio (e.g., the ratio of the substandard assets plus other real estate owned to Tier 1 Capital plus the allowance for loan loss) was approximately 33%, compared to 130% on March 31, 2013 and approximately 110% on December 31, 2012. The decrease in the Bank’s adversely classified assets has reduced, and we believe will continue to reduce, the costs to the Bank associated with these assets thereby increasing its profitability, and ultimately, allowing it to be released from the Consent Order. The determination of our compliance with the requirements of the Consent Order will be made by the OCC, and there can be no assurance that the OCC will determine that we are in compliance as described above. Failure to meet the requirements of the Consent Order could result in additional enforcement remedies, including civil money penalties and/or sanctions as the OCC considers appropriate, which could have a material impact on our financial condition. In addition, the OCC may amend the Consent Order based on the results of their ongoing examinations of the Bank.

Currently, the Company must obtain the prior written approval of the Federal Reserve Bank of Richmond before declaring or paying any dividends, directly or indirectly accepting dividends or any other form of payment representing a reduction in capital from the Bank, making any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities, directly or indirectly, incurring, increasing or guaranteeing any debt, and directly or indirectly, purchasing or redeeming any shares of its stock. Once certain financial performance and capital adequacy metrics have been met and the Company has either received the necessary regulatory approvals to engage in such activities or such regulatory approvals are no longer required, the Company intends to engage in some of these activities in the future, such as paying dividends to our shareholders or purchasing shares of our stock, provided these activities could be conducted in a safe and sound manner while maintaining prudent capital levels in order to support the Bank and its operations and to maintain the Company’s research and development, acquisition, regulatory, and legal costs and marketing efforts. The Company currently has no definitive plans to engage in such activities, and there can be no assurances that the Company will take any such actions in the future.

Corporate Information

Our corporate headquarters is located at 500 East Washington Street, Greenville, South Carolina, 29601, and our telephone number is (864) 672-1776. Our Bank website is located at www.independencenb.com and a website of our Company is located at www.ndbancgroup.com. The information on these websites is not incorporated by reference into this report.

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

Risks Related to Our Banking Business

If we do not generate positive earnings and cash flow, there will be an adverse effect on our future results of operations.

For the years ended December 31, 2013 and 2012, we incurred net losses of $6.0 million and $0.6 million, respectively. For 2013, the $6.0 million loss was largely due to $3.0 million in expenses for product research and developments, a $1.5 million increase in expenses to carry other real estate owned, and approximately $472,000 in expenses related to equity-based compensation. In light of potential adverse economic conditions, our Bank may be required to take significant additional provisions for loan losses to supplement the allowance for loan losses in the future. As a result, the Bank may incur significant future credit costs, which could adversely impact our financial condition, results of operations, and the value of our common stock. In addition, the Company is not currently generating cash flows from its activities. Therefore, the Company will need to produce cash flows to sustain our operations, or we will be forced to slow our growth, raise additional capital, or discontinue certain activities.

Liquidity needs could adversely affect our results of operations and financial condition.

Due to the uncertainty of timing and amount of cash that might be received from the conversion of the held for sale assets, the current commitments outstanding, the current run rate on fixed expenses, and the prohibition within Regulation W, we believe that the Company does not have sufficient liquidity to fund its current activities without a modification of our current operating strategy or without raising additional capital. The Company’s cash balances were $2.4 million and its loan and real estate held for sale were $2.8 million at December 31, 2013.

Our primary funding sources are customer deposits and loan repayments. Under Regulation W, the Bank may not be a source of cash or capital for the Company. Deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments and general economic conditions. Scheduled loan repayments are a relatively stable source of funds; however, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors outside of our control, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Those sources may include borrowings from the Federal Home Loan Bank or Federal Reserve Bank (the “FRB”), federal funds lines of credit from correspondent banks and brokered deposits, to the extent allowable by regulatory authorities. While we believe that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands, particularly if we were to experience atypical deposit withdrawal demands, increased loan demand or if regulatory decisions should limit available funding sources such as brokered deposits. We may be required to slow or discontinue loan growth, capital expenditures or other investments or liquidate assets should those sources not be adequate.

A continuation of the current low interest rate environment or subsequent movements in interest rates may have an adverse effect on our profitability.

Changes in the interest rate environment may materially affect our business. Changes in interest rates affect the following areas, among others, of our business:

•	the level of net interest income we earn;

•	the volume of loans originated and prepayment of loans;

•	the market value of our securities holdings; and

•	gains from sales of loans and securities.

In recent years, it has been the policy of the Federal Reserve to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, yields on securities we have purchased, and market rates on the loans we have originated, have been at levels lower than were available prior to 2008. Consequently, the average yield on our interest-earning assets has decreased during the recent low interest rate environment. As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets; however, our ability to lower our interest expense has been limited at these interest rate levels, while the average yield on our interest-earning assets has continued to decrease. If a low interest rate environment persists, our net interest income may further decrease, which may have an adverse effect on our profitability.

Our net interest margin would narrow if our cost of funding increases without a correlative increase in the interest we earn from loans and investments. Because we rely extensively on deposits to fund our operations, our cost of funding would increase if there is an increase in the interest rate we are required to pay our customers to retain their deposits. In addition, if the interest rates we are required to pay in respect of our other sources of funding, either in the interbank or capital markets, increases, our cost of funding would increase. If either of these risks occurs, our net interest margin would narrow without a correlative increase in the interest we earn from our loans and investments. Our assets currently reprice faster than our liabilities, which would result in a benefit to net interest income as interest rates rise; however, the benefit from rising rates could be less than assumed as interest rates rise if increased competition for deposits causes the deposit expense to rise faster than assumed.

In addition, increases in interest rates may decrease customer demand for loans as the higher cost of obtaining credit may deter customers from new loans. Further, higher interest rates might also lead to an increased number of delinquent loans and defaults, which would impact the value of our loans.

We cannot control or predict with certainty changes in interest rates. Global, national, regional and local economic conditions, competitive pressures and the policies of regulatory authorities, including monetary policies of the Federal Reserve, affect interest income and interest expense. Although we have policies and procedures designed to manage the risks associated with changes in market interest rates, changes in interest rates still may have an adverse effect on our profitability.

If our assumptions regarding borrower behavior are wrong or overall economic conditions are significantly different than we anticipate, then our risk mitigation may be insufficient to protect against interest rate risk and our net income would be adversely affected.

Our planned expansion of our digital banking, payments and transaction services business could strain our management resources and distract our management team from our traditional banking business.

We began offering digital banking, payments and transaction services in October 2013 on a limited basis and are focused on expanding and growing this line of business. The challenges of expanding this line of business could strain our management resources, distract our management team and disrupt our traditional banking business. For example, we may need to obtain approval from the OCC or the Federal Reserve to significantly expand these services, which could require significant management engagement. In addition, we will need to establish robust compliance controls and procedures in connection with the expansion of our digital banking, payments, and transaction services business. As a result, management may need to focus on training and managing an increasing number of employees. A prolonged strain on management resources or distraction of management’s attention, and any delays or difficulties encountered in connection with the expansion of this line of business, could have a material adverse effect on our overall business, financial condition and results of operations.

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

Clients could pursue alternatives to bank deposits, causing us to lose a relatively inexpensive source of funding.

Checking and savings account balances and other forms of client deposits could decrease if clients perceive alternative investments, such as the stock market, provide superior expected returns. When clients move money out of bank deposits in favor of alternative investments, we can lose a relatively inexpensive source of funds, increasing our funding costs.

Higher FDIC deposit insurance premiums and assessments could adversely impact our financial condition.

Our deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC and are subject to deposit insurance assessments to maintain deposit insurance. As an FDIC-insured institution, we are required to pay quarterly deposit insurance premium assessments to the FDIC. Although we cannot predict what the insurance assessment rates will be in the future, deterioration in our risk-based capital ratios or adjustments to the base assessment rates could have a material adverse impact on our business, financial condition, results of operations, and cash flows.

We may be adversely affected by credit exposures to other financial institutions.

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

We are subject to a variety of operational risks, including reputational risk, legal risk and regulatory and compliance risk, and the risk of fraud or theft by employees or outsiders, which may adversely affect our business and results of operations.

We are exposed to many types of operational risks, including reputational risk, legal, regulatory and compliance risk, the risk of fraud or theft by employees or outsiders, including unauthorized transactions by employees, or operational errors, such as clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems. Negative public opinion can result from the our actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions, and from actions taken by government regulators and community organizations in response to those activities. In addition, negative public opinion can adversely affect our ability to attract and keep customers and can expose it to litigation and regulatory action. Actual or alleged conduct by us can result in negative public opinion about our other business. Negative public opinion could also affect our credit ratings, which are important to its access to unsecured wholesale borrowings.

Our business involves storing and processing sensitive consumer and business customer data. If personal, non-public, confidential or proprietary information of customers in its possession were to be mishandled or misused, we could suffer significant regulatory consequences, reputational damage and financial loss. Such mishandling or misuse could include, for example, if such information were erroneously provided to parties who are not permitted to have the information, either by fault of our systems, employees or counterparties, or where such information is intercepted or otherwise inappropriately taken by third parties.

Because the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified. Our necessary dependence upon automated systems to record and process transactions and its large transaction volume may further increase the risk that technical flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. We also may be subject to disruptions of its operating systems arising from events that are wholly or partially beyond its control, such as computer viruses, electrical or telecommunications outages, natural disasters, or other damage to property or physical assets which may give rise to disruption of service to customers and to financial loss or liability. We are further exposed to the risk that its external vendors may be unable to fulfill our contractual obligations, or will be subject to the same risk of fraud or operational errors by their respective employees as it is, and to the risk that we, or our vendors’, business continuity and data security systems prove to be inadequate. The occurrence of any of these risks could result in a diminished ability of us to operate our business, as well as potential liability to clients, reputational damage and regulatory intervention, which could adversely affect our business, financial condition or results of operations.

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

On November 14, 2011, the Bank entered into the Consent Order with the OCC which, among other things, contains a requirement that the Bank minimum capital levels exceed the minimum regulatory capital ratios for “well capitalized” banks. The minimum capital ratios for a bank are generally 8% for total capital, 4% for Tier 1 capital and 4% for leverage. To be eligible to be classified as “well capitalized,” a bank must generally maintain a total capital ratio of 10% or more, a Tier 1 capital ratio of 6% or more, and a leverage ratio of 5% or more. The Consent Order required the Bank to achieve and maintain Tier 1 capital at least equal to 9% of adjusted total average assets, Tier 1 risk based capital at least equal to 10%, and total risk based capital at least equal to 12% of risk-weighted assets by March 31, 2012. Our capital levels are currently 10.2%, 14.5%, and 15.7%, respectively. However, as we are still subject to the Consent Order, the OCC has the authority to subject us to further enforcement remedies, including civil money penalties or other sanctions the OCC considers appropriate. Further, as long as the Consent Order remains in place, the Bank will not be deemed “well capitalized” regardless of its capital levels.

If we fail to comply with the terms of the Consent Order, the OCC has the authority to subject us to further regulatory actions, including imposing civil money penalties on us and our directors and officers, and, under certain circumstances, removing directors and officers from their positions with the Bank, both of which could have a material adverse effect on our business.

If our nonperforming assets increase, our earnings will be adversely affected.

At December 31, 2013, our nonperforming assets (which consist of nonaccrual loans and other real estate owned) totaled $3.8 million, or 3.7% of total assets. At December 31, 2012, our nonperforming assets were $9.2 million, or 7.4% of total assets. Our nonperforming assets adversely affect our net income in various ways:

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

In order to thrive in a competitive banking market, we will need to general additional sources of noninterest income. For the years ended December 31, 2013 and 2012, we generated noninterest income of $225,144 and $466,273, respectively. Our largest component of noninterest income is residential loan origination fees. Due to the changes in mortgage loan underwriting and compensation regulations, as well as customer demand, there can be no assurance that the Bank will continue to generate additional residential loan origination fees.

We intend to enhance our ability to generate additional noninterest income, including through offering consumer finance, payments, digital banking and transaction services. We also expect to offer other products and services which may include secured credit cards, general purpose reloadable prepaid cards, loyalty cards and services. To the extent we propose to offer these services through the Bank, under our Consent Order, the Bank must obtain OCC approval to expand its existing business model, and there can be no assurance that the Bank will receive OCC approval or be successful in implementing the steps necessary to expand its business model. If we are unable to generate additional noninterest income by expanding our business model or through other means, it could have a material adverse effect on our business.

We have sustained losses from a decline in credit quality and may see further losses.

Our ability to generate earnings is significantly affected by our ability to properly originate, underwrite and service loans. We have sustained losses primarily because borrowers, guarantors or related parties have failed to perform in accordance with the terms of their loans and we failed to detect or respond to deterioration in asset quality in a timely manner. We could sustain additional losses for these reasons. Further problems with credit quality or asset quality could cause our interest income and net interest margin to further decrease, which could adversely affect our business, financial condition and results of operations. We have recently identified credit deficiencies with respect to certain loans in our loan portfolio which are primarily related to the downturn in the real estate industry. As a result of the decline of the residential housing market, property values for this type of collateral have declined substantially. In response to this determination, we increased our loan loss reserve throughout 2010 and 2011 to a total loan loss reserve of $2.1 million, or 2.74% of gross loans, at December 31, 2011 to address the risks inherent within our loan portfolio. Throughout 2012 and 2013, we consistently applied our formulaic methodology in calculating the reserve, and because charge offs are beginning to drop, our reserve is gradually matching the experience factors. At December 31, 2013, our loan loss reserve was $1.7 million, or 2.63% of gross loans. Although credit quality indicators generally have showed signs of stabilization, further deterioration in the South Carolina real estate market as a whole or individual deterioration in the financial condition of our borrowers may cause management to adjust its opinion of the level of credit quality in our loan portfolio. Such a determination may lead to an additional increase in our provisions for loan losses, which could also adversely affect our business, financial condition, and results of operations.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market hurt our business.

As of December 31, 2013, approximately 80% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. Due to the weakened real estate market in our primary market area over the past few years, we experienced an increase in the number of borrowers who have defaulted on their loans and a reduction in the value of the collateral securing their loans, which in turn has adversely affected our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

We are subject to certain risks related to originating and selling mortgages. We may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, or borrower fraud, and this could harm the our liquidity, results of operations and financial condition.

We originate and often sell mortgage loans. When we sell mortgage loans, we are required to make customary representations and warranties to the purchaser about the mortgage loans and the manner in which they were originated. Our whole loan sale agreements require us to repurchase or substitute mortgage loans in the event that we breach certain of these representations or warranties. In addition, we may be required to repurchase mortgage loans as a result of borrower fraud or in the event of early payment default of the borrower on a mortgage loan. Therefore, if a purchaser enforces its remedies against us, we may not be able to recover our losses from third parties. We have received repurchase and indemnity demands from purchasers. These have resulted in an increase in the amount of losses for repurchases. While we have taken steps to enhance its underwriting policies and procedures, these steps will not reduce risk associated with loans sold in the past. If repurchase and indemnity demands increase materially, then our results of operations may be adversely affected.

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

We attempt to maintain an appropriate allowance for loan losses to provide for potential losses in our loan portfolio. We periodically determine the amount of the allowance based on consideration of several factors, including, but not limited to:

•	an ongoing review of the quality, mix, and size of our overall loan portfolio;

•	historical loan loss experience;

•	evaluation of economic conditions;

•	regular reviews of loan delinquencies and loan portfolio quality;

•	ongoing review of financial information provided by borrowers; and

•	the amount and quality of collateral, including guarantees, securing the loans.

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. In addition, regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our financial condition and results of operations. See “Allowance for Loan Losses” in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located elsewhere in this report for further discussion related to our process for determining the appropriate level of the allowance for loan losses.

While we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances we have made loans which exceed either our internal underwriting guidelines, supervisory guidelines, or both. We are permitted to hold loans that exceed supervisory guidelines up to 100% of our regulatory capital. We have made loans that exceed our internal guidelines to a limited number of our customers who have significant liquid assets, net worth, and amounts on deposit with the Bank. As of December 31, 2013, approximately $3.0 million of our loans, or a loan balance equal to 26.7% of our Bank’s regulatory capital, had loan-to-value ratios that exceeded regulatory supervisory guidelines. In addition, supervisory limits on commercial loan-to-value exceptions are generally set at 30% of our Bank’s capital. At December 31, 2013, $2.1 million of our commercial loans, or a loan balance equal to 18.9% of our Bank’s regulatory capital, exceeded the supervisory loan-to-value ratio. The number of loans in our portfolio with loan-to-value ratios in excess of supervisory guidelines, our internal guidelines, or both could increase the risk of delinquencies and defaults in our portfolio.

An economic downturn, in particular an economic downturn in South Carolina, could reduce our customer base, our level of deposits, and demand for financial products such as loans.

Our success significantly depends upon the growth in population, income levels, deposits, and housing starts in our markets. The economic downturn over the past few years negatively affected the markets in which we operate in South Carolina and, in turn, the quality of our loan portfolio. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed. An economic downturn or prolonged recession would likely result in further deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business. Interest received on loans represented approximately 87% of our interest income for the year ended December 31, 2013. If we experience an economic downturn or a prolonged economic recession occurs in the economy as a whole, borrowers will be less likely to repay their loans as scheduled. Moreover, in many cases the value of the real estate or other collateral that secures our loans was adversely affected by the economic conditions over the past few years, and an economic downtown or a prolonged economic recession could further negatively affect such values. Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. An economic downturn could, therefore, result in losses that materially and adversely affect our business.

Our small- to medium-sized business target markets may have fewer financial resources to weather financial stress.

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

Lack of seasoning of loans may increase the risk of credit defaults in the future.

Due to the periodic addition of new loans in our loan portfolio, there is a relatively short credit history on some of our loans. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process we refer to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because our loan portfolio includes new loans, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.

We face increased risk under the terms of the CRA as we accept additional deposits in new geographic markets.

Under the terms of the CRA, each appropriate federal bank regulatory agency is required, in connection with its examination of a bank, to assess such bank’s record in assessing and meeting the credit needs of the communities served by that bank, including low- and moderate-income neighborhoods. During these examinations, the regulatory agency rates such bank’s compliance with the CRA as “Outstanding,” “Satisfactory,” “Needs to Improve” or “Substantial Noncompliance.” The regulatory agency’s assessment of the institution’s record is part of the regulatory agency’s consideration of applications to acquire, merge or consolidate with another banking institution or its holding company, or to open or relocate a branch office. As we accept additional deposits in new geographic markets, we will be required to maintain an acceptable CRA rating. Maintaining an acceptable CRA rating may become more difficult as our deposits increase across new geographic markets.

Risks Related to Our Digital Banking, Payments & Transaction Services Businesses

We may face regulatory restrictions and other obstacles in expanding and growing our business model.

Our aim is to expand and grow our digital banking, payments and transaction services business as well as our consumer finance business. The Bank is subject to oversight by the OCC and is subject to the Consent Order, and the Company is subject to oversight by the Federal Reserve, and, therefore, in many cases we must obtain prior approval or nonobjection to engage, grow, or expand our business activities. There can be no assurances that these approvals or nonobjections can be obtained or that, if they are obtained, they would be on terms that would allow us to engage in the proposed activities to the extent requested in our application.

Even if we do receive these approvals, there can be no assurances that we will be successful in implementing the steps necessary to expand and grow our business model. Revenues, if any, from the expanded business model may occur materially later than initial expenses from the implementation of the expanded business model. As a result, the Company may incur material operating losses during the development of the expanded business model, and these expenses may not be recouped if we are unsuccessful in implementation. In addition, we will remain subject to supervision by the OCC and the Federal Reserve, and this supervision could affect our ability to expand our business model. For example, the OCC or the Federal Reserve could limit our growth if it believes we are growing too quickly, especially in comparison to our banking business, or without sufficient internal controls, or it could limit the expansion of our business model if it were to conclude that we lack appropriate managerial resources and expertise, risk management controls, policies, and procedures, and other assessment tools.

We will need to raise a significant amount of additional capital in order to implement our growth objective to expand our business and that capital may not be available on favorable terms, if at all.

Our growth objective in expanding our business model requires additional capital. The Company does not currently generate internal capital to finance such objectives. Future business opportunities are intended to include both traditional banking services as well as opportunities in consumer finance, transaction processing services, digital payments and mobile banking. Therefore, we will need additional capital, primarily in the form of common equity, in the near future in order to actually complete development and implement our new business model and to support our growth and operations. Our ability to raise additional capital will depend on a number of factors, including conditions in the capital markets, which are outside of our control. There is a risk we will not be able to raise the capital we need at all or upon favorable terms. If we cannot raise this additional capital, we will not be able to implement our growth objective for our business, and we may be subject to increased regulatory supervision and restriction. These restrictions would most likely have a material adverse effect on our ability to grow and expand which would negatively impact our financial condition and results of operations.

Even if we are successful in raising a significant amount of additional capital, we expect operating losses on a consolidated basis to continue for a significant period of time as the Company continues to invest in product research and development and customer marketing. At times, these operating losses could be significant. On an unconsolidated basis, we continue to prioritize maintaining sustainable profitability at the Bank level, even if other operating subsidiaries or the Company operate at a loss. The Company seeks to maintain capital resources at both the Bank and at the Company, as well as at any future subsidiary, to adequately finance their operations.

Further, we may seek to raise additional capital through, among other things, the issuance of additional shares of common stock, securities convertible into shares of common stock, or preferred stock in public or private transactions. These issuances would dilute the percentage ownership interests of our shareholders and could dilute the per share book value of our common stock. In addition, new investors could have rights, preferences, and privileges senior to our common stock, which may also adversely impact our current shareholders.

The market for digital banking, payments and transaction services may not develop as we expect.

Although we believe that digital banking, payments and transaction services may be a large market opportunity with potential for future growth, there can be no assurances that this industry will develop in the manner that we anticipate or, if it does, that the revenue opportunity will be significant. We will be operating from an unproven business model, and there can be no assurances that any or all of our strategies will be successful.

Our chief executive officer is also the principal executive of MPIB Holdings, LLC (“MPIB”) and, as such, there may be a conflict of interest in connection with our proposed acquisition of MPIB or its assets.

Gordon A. Baird, the Company’s chief executive officer, is the primary decision maker with regard to the day-to-day operations of the Company. Mr. Baird is also the managing member of MPIB, which he formed in July 2011, and we are currently in negotiations with MPIB to purchase or license all of its assets and intellectual property. In conjunction with its affiliated transaction policy, our board of directors appointed a committee of disinterested directors to engage in negotiations on behalf of the Company with Mr. Baird and MPIB. Mr. Baird has not negotiated on behalf of the Company with MPIB, and MPIB has engaged its own legal counsel. Nevertheless, insofar as Mr. Baird is chief executive officer of the Company, there is a risk of a conflict of interest arising between the duties of Mr. Baird in his role as our chief executive officer and his own personal financial and business interests as the managing member of MPIB. His personal interests may not, during the ordinary course of business, coincide with the interests of the Company and our shareholders and, in the absence of the effective segregation of such duties, there is a risk of a conflict of interest.

We may not be successful in purchasing or licensing the intellectual property necessary to expand our digital banking and transaction services business.

We have used assets and intellectual property of MPIB over the past year to pursue a mobile payments and transaction services business. These assets include market research material, customer lists, regulatory analysis, compliance research, and certain technology. In March 2014, the Company filed three patent applications which included information and property that was developed by MPIB. MPIB has permitted the Company to use these assets to pursue the business with the expectation that the Company would purchase such assets as funding became available following a future capital raise. There can be no assurances that we will be able to negotiate an agreement with MPIB on terms that we find acceptable, or at all, or that the agreement will receive any necessary regulatory approval. Without this agreement, our ability to expand our business in digital banking, payments and transaction services would be significantly diminished. Any disputes or disagreements regarding our relationship with MPIB or our use of MPIB’s intellectual property may lead MPIB to contest our rights in our patent applications or other related intellectual property, and may give rise to allegations that we have infringed, misappropriated or otherwise violated MPIB’s intellectual property rights. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Transactions with Related Persons” for additional discussion regarding our potential transaction with MPIB, and “Risk Factors — We will need to adequately protect our brand and the intellectual property rights related to our products and services and avoid infringing or misappropriating the intellectual property rights of others” for more information regarding our potential risks from using MPIB’s intellectual property.

We may not be able to attract and retain qualified personnel.

We anticipate that the success of implementing our expanded business model will be largely dependent upon our executive management team members, including Gordon A. Baird, as well as other senior executives. We will need to attract senior industry professionals with extensive banking, payment, credit, technology, and marketing expertise to join our board of directors and executive management team, and we may lack the capital or other resources necessary to recruit or retain these professionals. If we fail to attract and retain these industry professionals, we may not be able to expand our business model, which could have a material adverse effect on our business, financial condition, and results of operations. Moreover, even if we are able to grow and expand our management team by attracting these industry professionals, the resources required to retain these employees may adversely affect our operating margins. We anticipate that, if we are successful in raising a material amount of additional capital and growing our business, our compensation structure, as well as our levels of compensation, will materially increase.

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

We expect to depend on third-party providers, and the inability of these providers to deliver, or their refusal to deliver, necessary technological and customer services support for our systems in a timely manner at prices, quality levels, and volumes acceptable to us could have material adverse effects on our financial condition and operating results.

If we expand our business to include digital banking, payments and transaction services, we expect that we will obtain essential technological and customer services support for the systems we use from third-party providers. We also outsource our check processing, check imaging, electronic bill payment, statement rendering, internal audit and other services to third-party vendors. While we believe that such providers will be able to continue to supply us with these essential services, they may be unable to do so in the short term or at prices or costs that are favorable to us, or at all.

In addition, our agreements with each service provider are generally cancelable without cause by either party upon specified notice periods. If one of our third-party service providers terminates its agreement with us and we are unable to replace it with another service provider, our operations may be interrupted. In particular, while we believe that we will be able to secure alternate providers for most of this essential technological and customer services support in a relatively short time frame, qualifying alternate providers or developing our own replacement technology services may be time consuming, costly, and may force us to change our services offered. If an interruption were to continue for a significant period of time, our earnings could decrease, we could experience losses, and we could lose customers.

In addition, we are obligated to exercise comprehensive risk management and oversight of third-party providers involving critical activities, including through the adoption of risk management processes commensurate with the level of risk and complexity of our third-party providers. As we develop and expand our new business model and our dependence on third-party providers increases, we will need more robust compliance policies and procedures to monitor our new business.

We will need to adequately protect our brand and the intellectual property rights related to our products and services and avoid infringing or misappropriating the intellectual property rights of others.

Our brand will be important to our business, and we intend to use trademark restrictions and other means to protect it. Our business would be harmed if we were unable to protect our brand against infringement and its value was to decrease as a result. We have filed several patents with the U.S. Patent and Trademark Office, and we will rely on a combination of trademark and copyright laws, trade secret protection and confidentiality and license agreements to protect the intellectual property rights related to our products and services. There is no guarantee that any of our patent applications will result in issued patents, or if they do that they will be sufficient to allow us to enforce our rights against third parties or effectively compete and some of our intellectual property rights may not be protected by intellectual property laws at all, particularly in foreign jurisdictions. Additionally, third parties may challenge, invalidate, circumvent, infringe, misappropriate or challenge our rights in our proprietary technology and intellectual property, or such proprietary technology or intellectual property may not be sufficient to permit us to take advantage of current market trends or otherwise to provide competitive advantages, which could result in costly redesign efforts, discontinuance of certain offerings or other competitive harm. Others, including our competitors, may independently develop similar technology, duplicate our products or services or design around our intellectual property, and in such cases we could not assert our intellectual property rights against such parties. Further, our contractual arrangements may not effectively prevent disclosure of our confidential information or provide an adequate remedy in the event of unauthorized disclosure of our confidential information. We may have to litigate to enforce or determine the scope and enforceability of our intellectual property rights, trade secrets and know-how, which is expensive, could cause a diversion of resources and may not prove successful. Also, aspects of our business and our products and services rely on technologies and intellectual property rights developed by or licensed from third parties, and we may not be able to obtain or continue to obtain licenses or access to such technologies or intellectual property from these third parties on reasonable terms or at all. The loss of our intellectual property or the inability to secure or enforce our intellectual property rights could harm our business, results of operations, financial condition and prospects.

We may, or may be alleged to, infringe, misappropriate or otherwise violate the intellectual property or other proprietary rights of others, and thus may be subject to claims by third parties. Even if such claims are without merit, they would require us to devote significant time and resources to defending against these claims or to protecting or enforcing our own rights and would result in the diversion of the time and attention of our management and employees. Additionally, in recent years, individuals and groups have been purchasing intellectual property assets for the sole purpose of making claims of infringement and attempting to extract settlements from companies like ours. Claims of intellectual property infringement also might require us to redesign affected products or services, enter into costly settlement or license agreements, pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling certain of our products or services. Even if we have an agreement for indemnification against such costs, the indemnifying party, if any, in such circumstances, may be unable to uphold its contractual obligations. Moreover, in some cases, we may be required to indemnify our customers or other third parties from third parties claims of infringement, misappropriation or other violation of intellectual property rights. Our inability to defend successfully against an infringement or misappropriation action could harm our business, results of operations, financial condition and prospects.

Additionally, we and our partners may use open source software in connection with our products and services. Companies that incorporate open source software into their products have, from time to time, faced claims challenging the ownership of open source software. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software. Some open source software licenses require users who distribute open source software as part of their software to publicly disclose all or part of the source code to such software and/or make available any derivative works of the open source code on unfavorable terms or at no cost. Any requirement to disclose our proprietary source code could be harmful to our business, financial condition and results of operations.

Our business is subject to laws and regulations regarding privacy, data protection, and other matters. Many of these could result in claims, changes to our business practices, increased cost of operations, or otherwise harm our business.

We are subject to a variety of laws and regulations in the United States that involve matters central to our business, including user privacy, electronic contracts and other communications, consumer protection, taxation, and online payment services. These U.S. federal and state laws and regulations, which can be enforced by private parties or government entities, are constantly evolving and can be subject to significant change. In addition, the application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate. For example, the interpretation of some laws and regulations that govern mobile payments is unsettled and developments in this area could affect the manner in which market and sell our products and services. These existing and proposed laws and regulations can be costly to comply with and can delay or impede the development of new products, and a failure to comply with such laws and regulations could result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to inquiries or investigations, claims or other remedies, including fines or demands that we modify or cease existing business practices.

If our security is breached, our business could be disrupted, our operating results could be harmed, and customers could be deterred from using our products and services.

Our business relies on the secure electronic transmission, storage, and hosting of sensitive information, including financial information and other sensitive information relating to our customers. As a result, we face the risk of a deliberate or unintentional incident involving unauthorized access to our computer systems that could result in misappropriation or loss of assets or sensitive information, data corruption, or other disruption of business operations. To its knowledge, the Company has not experienced a data breach. In light of this risk, we have devoted significant resources to protecting and maintaining the confidentiality of our information, including implementing security and privacy programs and controls, training our workforce, and implementing new technology. We have no guarantee that these programs and controls will be adequate to prevent all possible security threats. We believe that any compromise of our electronic systems, including the unauthorized access, use, or disclosure of sensitive information or a significant disruption of our computing assets and networks, would adversely affect our reputation and our ability to fulfill contractual obligations, and would require us to devote significant financial and other resources to mitigate such problems, and could increase our future cyber security costs. Moreover, unauthorized access, use or disclosure of such sensitive information could result in significant contractual, supervisory or other liability, or exposure of our trade secrets or other confidential or proprietary information. In addition, any real or perceived compromise of our security or disclosure of sensitive information may result in lost revenues by deterring customers from using or purchasing our products and services in the future or prompting them to use competing service providers.

Our success depends in part on our timely introduction of new products and technologies and our results can be impacted by the effectiveness of our significant investments in new products and technologies.

The markets for certain of our products are characterized by rapidly changing technologies and evolving industry standards. In addition, new technologies and new competitors continue to enter our markets at a faster pace than we have experienced in the past, resulting in increased competition. New products are expensive to develop and bring to market and additional complexities are added when this process is outsourced as we have done in many cases. Our success depends, in substantial part, on the timely and successful introduction of new products and upgrades of current products to comply with emerging industry standards, laws and regulations, and to address competing technological and product developments carried out by our competitors. The research and development of new, technologically-advanced products is a complex and uncertain process requiring high levels of innovation and investment, as well as the accurate anticipation of technology and market trends. Many of our products and systems are complex and we may experience delays in completing development and introducing new products or technologies in the future. We may focus our resources on technologies that do not become widely accepted or are not commercially viable or involve compliance obligations with additional areas of regulatory requirements.

Our results are subject to risks related to our significant investment in developing and introducing new products. These risks include among others: (i) difficulties and delays in the development, production, testing and marketing of products, particularly when such activities are done through the use of third-party joint developers; (ii) customer acceptance of products; (iii) the development of, approval of, and compliance with industry standards and regulatory requirements; (iv) the significant amount of resources we must devote to the development of new technologies; and (v) the ability to differentiate our products and compete with other companies in the same markets.

The expansion of our solutions and services business creates new competitors and new and increased areas of risk that we have not been exposed to in the past and that we may not be able to properly assess or mitigate.

We plan to continue to expand our solutions and services business by offering additional and expanded managed services for existing and new types of customers. The offering of services involves the integration of multiple services, multiple vendors and multiple technologies, requiring that we partner with other solutions and services providers, often on multi-year projects. In some cases we must compete with a company in some business areas and cooperate with the same company in other business areas. From time to time such projects may require that we form a joint venture with our partners. Risks associated with expanding our managed services offerings include:

•	We may be required to agree to specific performance metrics that meet the customer’s requirement for network security, availability, reliability, maintenance and support and, in some cases, if these performance metrics are not met we may not be paid.

•	The managed services business is one characterized by large subcontracting arrangements and we may not be able to obtain favorable contract terms or adequate indemnities or other protections from our subcontractors to adequately mitigate our risk to our customers.

•	Expansion will bring us into contact with new regulatory requirements and restrictions with which we will have to comply and may increase the costs and delay or limit the range of new solutions and services which we will be able to offer.

We may become exposed to fluctuations in currency exchange rates, which could negatively affect our financial condition and results of operations.

In the future, we expect to receive international revenue, which will typically be denominated in U.S. dollars. Fluctuations in currency exchange rates could cause our products and services to become relatively more expensive to customers in a particular country, leading to a reduction in revenue or profitability from sales in that country. We currently do not do foreign currency exchange or enter into hedging arrangements to minimize the impact of foreign currency fluctuations. Our exposure to foreign currency fluctuation may change over time as our business practices evolve and could have a material adverse impact on our financial condition and results of operations. Gains and losses on the conversion to U.S. dollars of accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in operating results.

The Bank Secrecy Act and the implementing regulations and guidance may impose increasing compliance costs on our digital banking, payments and transaction services business, which may disrupt this business or decrease the economic return on the business.

We are subject to the BSA, as amended by the USA PATRIOT Act, and to reporting requirements related to anti-money laundering compliance obligations arising under the USA PATRIOT Act and its implementing regulations. We anticipate that our digital banking, payments and transactions services business will grow in size and complexity and may lead us to establish new nonbank subsidiaries to handle some or all of the business. As part of this growth, we are likely to engage third party vendors to a greater degree. These developments may give rise to more complicated requirements for compliance with the BSA and related anti-money laundering regulations, including possible new registration and compliance program requirements for new subsidiaries. Moreover, regardless of the growth of our business, the regulators could impose more onerous standards or undertake more aggressive enforcement of the BSA and other federal anti-money laundering and terrorist financing prevention laws. These developments could increase our compliance costs or those of our third party vendors. Any such developments might also require changes in, or place limits upon, the products and services we offer. Increases in compliance costs or restrictions on the services that we provide through our digital banking, payments and transaction services business could have a material adverse effect on our business and results of operations.

Risks Related to the Legal and Regulatory Environment

We are subject to extensive regulation that could limit or restrict our activities, have an adverse impact on our operations, and impose financial requirements or limitations on the conduct of our business.

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various regulatory agencies. We are subject to Federal Reserve regulation. The Bank is subject to extensive regulation, supervision, and examination by our primary federal regulators, the OCC and the FDIC, the regulating authority that insures customer deposits. Also, as a member of the FHLB, the Bank must comply with applicable regulations of the Federal Housing Finance Board and the FHLB. Regulation by these agencies is intended primarily for the protection of our depositors and the Deposit Insurance Fund and not for the benefit of our shareholders. The Bank’s activities are also regulated under consumer protection laws applicable to our lending, deposit, and other activities. A sufficient claim against us under these laws could have a material adverse effect on our results of operations.

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

The Dodd-Frank Act and the implementing regulations may affect our business and have a material adverse effect on the results of our operations.

On July 21, 2010, the President signed the Dodd-Frank Act into law, which made wide-ranging changes to the regulation and supervision of banking and other financial institutions. Although much of the Dodd-Frank Act is designed to address systemic risks presented by the very largest banking and financial institutions, the law has begun to have an impact on the ways in which we do business. As the regulators continue to implement the law, they may impose new costs that will adversely affect the results of our operations. The Dodd-Frank Act notably creates a new Consumer Financial Protection Bureau with the power to write new regulations to implement provisions in the Dodd-Frank Act relating to consumer credit and to interpret existing consumer financial laws and regulations, such as the Truth in Lending Act. The OCC will continue to monitor the Bank’s compliance with all new rules and the regulations, but the CFPB may participate in OCC examinations on a “sampling basis” and may refer potential enforcement actions against us to the OCC. Certain aspects of our business and operations could be affected in particular by the Dodd-Frank Act and the implementing regulations, as follows:

•	Residential Real Estate Loans and Home Equity Loans. Title XIV of the Dodd-Frank Act imposes a wide range of new underwriting and disclosure requirements on most residential mortgage lending, and the CFPB recently complete a series of rulemakings to implement these provisions, most of which took effect in January 2014. The new regulations have resulted in changes to our underwriting of residential mortgage loans and to our disclosures. Although we do not originate loans secured by first mortgages in any significant amount, the new rules also apply to second mortgage loans and, to a limited extent, to the HELOCs that we offer. Because the rules have only recently taken effect, we have not been able to assess their full impact, but it is possible that they will increase the costs of originating mortgage loans and HELOCs.

•	Consumer Loans. Although the Dodd-Frank Act does not explicitly require changes to the rules governing loans to consumers (other than residential mortgage loans and HELOCs), the statute transfers authority for writing the federal rules governing such loans to the CFPB from the Federal Reserve. The CFPB is perceived generally to take a more aggressive approach to the substance and application of these rules, and any changes made by the CFPB likely would impose additional compliance costs on our consumer lending business. In addition, any regulations issued by the CFPB to implement its authority to prohibit “abusive” practices, as well as unfair or deceptive ones, could result in new restrictions on and reduced profits from our consumer lending. We also could be exposed to civil actions in federal district court by the South Carolina Attorney General which (like all state attorneys general) received additional enforcement authority over national (and state) banks in the Dodd-Frank Act.

•	Debit Cards. A provision of the Dodd-Frank Act, popularly known as the Durbin Amendment, directed the Federal Reserve to place limits on the interchange fees that the issuers of debit cards may charge to merchants. The Federal Reserve finalized regulations in 2011 that had the effect of reducing the economic return on our debit card business. Since that time, a group of merchants has challenged the regulations in court, seeking to require the Federal Reserve to amend the regulation to further limit interchange fees. The litigation has been largely unsuccessful so far, but the litigation has not yet come to a conclusion. It remains possible that as a result of the litigation or for other reasons, the Federal Reserve will impose greater restrictions on the interchange fees that we may charge, which would adversely affect the return on our debit card business.

•	Insured Deposits. The modifications in the Dodd-Frank Act to the assessment base on which the FDIC calculates the Bank’s deposit insurance premiums may over time make our deposit business more costly, which could have an adverse effect on our overall profitability.

•	Executive Compensation. The Dodd-Frank Act gives shareholders of public companies non-binding or advisory votes on certain executive compensation matters, which a board of directors takes into account as appropriate. These provisions could hinder our ability to recruit, hire, and retain qualified senior management.

•	Preemption. The Bank’s lending business relies in part on the preemption of South Carolina law by federal law, including the National Bank Act and the regulations of the OCC. The Dodd-Frank Act places restrictions on the preemption doctrine. Although the impact on national banks of the changes to the preemption doctrine has yet to be fully assessed, it is possible that the provisions of the Dodd-Frank addressing preemption could require changes to the Bank’s lending business.

New capital rules that were recently issued generally require insured depository institutions and their holding companies with total consolidated assets of $500 million or more to hold more capital. The impact of the new rules on our financial condition and operations is uncertain but could be materially adverse.

On July 2, 2013, the Federal Reserve adopted a final rule for the Basel III capital framework and, on July 9, 2013, the OCC also adopted a final rule and the FDIC adopted the same provisions in the form of an “interim final rule.” These rules substantially amend the regulatory risk-based capital rules applicable to the Bank. The rules phase in over time beginning in 2015 and will become fully effective in 2019.

The final rules increase capital requirements and generally include two new capital measurements that will affect us, a risk-based common equity Tier 1 ratio and a capital conservation buffer. Common Equity Tier 1 (“CET1”) capital is a subset of Tier 1 capital and is limited to common equity (plus related surplus), retained earnings, accumulated other comprehensive income and certain other items. Other instruments that have historically qualified for Tier 1 treatment, including non-cumulative perpetual preferred stock, are consigned to a category known as Additional Tier 1 capital and must be phased out over a period of nine years beginning in 2014. The rules permit bank holding companies with less than $15 billion in assets (such as us) to continue to include trust preferred securities and non-cumulative perpetual preferred stock issued before May 19, 2010 in Tier 1 capital, but not CET1. Tier 2 capital consists of instruments that have historically been placed in Tier 2, as well as cumulative perpetual preferred stock.

The final rules adjust all three categories of capital by requiring new deductions from and adjustments to capital that will result in more stringent capital requirements and may require changes in the ways we do business. Among other things, the current rule on the deduction of mortgage servicing assets from Tier 1 capital has been revised in ways that are likely to require a greater deduction than we currently make and that will require the deduction to be made from CET1. This deduction phases in over a three-year period from 2015 through 2017. We closely monitor our mortgage servicing assets, and we expect to maintain our mortgage servicing asset at levels below the deduction thresholds by a combination of sales of portions of these assets from time to time either on a flowing basis as we originate mortgages or through bulk sale transactions. Additionally, any gains on sale from mortgage loans sold into securitizations must be deducted in full from CET1. This requirement phases in over three years from 2015 through 2017. Under the earlier rule and through 2014, no deduction is required.

Beginning in 2015, the minimum capital requirements for the Company and the Bank will be (i) a CET1 ratio of 4.5%, (ii) a Tier 1 capital (CET1 plus Additional Tier 1 capital) of 6% (up from 4%) and (iii) a total capital ratio of 8% (the current requirement). Our leverage ratio requirement will remain at the 4% level now required. Beginning in 2016, a capital conservation buffer will phase in over three years, ultimately resulting in a requirement of 2.5% on top of the CET1, Tier 1 and total capital requirements, resulting in a require CET1 ratio of 7%, a Tier 1 ratio of 8.5%, and a total capital ratio of 10.5%. Failure to satisfy any of these three capital requirements will result in limits on paying dividends, engaging in share repurchases and paying discretionary bonuses. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions. While the final rules will result in higher regulatory capital standards, it is difficult at this time to predict when or how any new standards will ultimately be applied to us.

In addition to the higher required capital ratios and the new deductions and adjustments, the final rules increase the risk weights for certain assets, meaning that we will have to hold more capital against these assets. For example, commercial real estate loans that do not meet certain new underwriting requirements must be risk-weighted at 150%, rather than the current 100%. There are also new risk weights for unsettled transactions and derivatives. We also will be required to hold capital against short-term commitments that are not unconditionally cancelable; currently, there are no capital requirements for these off-balance sheet assets. All changes to the risk weights take effect in full in 2015.

In addition, in the current economic and regulatory environment, bank regulators may impose capital requirements on bank holding companies and banks that are more stringent than those required by applicable existing regulations. The application of more stringent capital requirements for us could, among other things, result in lower returns on invested capital, require the issuance of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital or additional capital conservation buffers, could result in management modifying our business strategy and could limit our ability to make distributions, including paying dividends or buying back our shares.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulation, which risk increases as we expand our business model.

The federal Bank Secrecy Act, the USA PATRIOT Act, and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the U.S. Treasury to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. There is also increased scrutiny of compliance with the rules enforced by the OFAC. Federal and state bank regulators also have begun to focus on compliance with Bank Secrecy Act and anti-money laundering regulations. If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that we have already acquired or may acquire in the future are deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans, which would negatively impact our business, financial condition and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.

Federal, state and local consumer lending laws may restrict our ability to originate certain mortgage loans or increase our risk of liability with respect to such loans and could increase our cost of doing business.

Federal, state and local laws have been adopted that are intended to eliminate certain lending practices considered “predatory.” These laws prohibit practices such as steering borrowers away from more affordable products, selling unnecessary insurance to borrowers, repeatedly refinancing loans and making loans without a reasonable expectation that the borrowers will be able to repay the loans irrespective of the value of the underlying property. Over the course of 2013, the CFPB has issued several rules on mortgage lending, notably a rule requiring all home mortgage lenders to determine a borrower’s ability to repay the loan. Loans with certain terms and conditions and that otherwise meet the definition of a “qualified mortgage” may be protected from liability to a borrower for failing to make the necessary determinations. In either case, we may find it necessary to tighten our mortgage loan underwriting standards in response to the CFPB rules, which may constrain our ability to make loans consistent with our business strategies. It is our policy not to make predatory loans and to determine borrowers’ ability to repay, but the law and related rules create the potential for increased liability with respect to our lending and loan investment activities. They increase our cost of doing business and, ultimately, may prevent us from making certain loans and cause us to reduce the average percentage rate or the points and fees on loans that we do make.

We are subject to federal and state fair lending laws, and failure to comply with these laws could lead to material penalties.

Federal and state fair lending laws and regulations, such as the Equal Credit Opportunity Act and the Fair Housing Act, impose nondiscriminatory lending requirements on financial institutions. The Department of Justice, CFPB and other federal and state agencies are responsible for enforcing these laws and regulations. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. A successful challenge to our performance under the fair lending laws and regulations could adversely impact our rating under the CRA and result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on merger and acquisition activity and restrictions on expansion activity, which could negatively impact our reputation, business, financial condition and results of operations.

The Federal Reserve may require us to commit capital resources to support the Bank.

The Federal Reserve requires a bank holding company to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. In addition, the Dodd-Frank Act directs the federal bank regulators to require that all companies that directly or indirectly control an insured depository institution serve as a source of strength for the institution. Under these requirements, in the future, we could be required to provide financial assistance to our Bank if the Bank experiences financial distress.

A capital injection may be required at times when we do not have the resources to provide it, and therefore we may be required to borrow the funds. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the holding company’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by the holding company in order to make the required capital injection becomes more difficult and expensive and will adversely impact the holding company’s cash flows, financial condition, results of operations and prospects.

The downgrade of the U.S. credit rating could negatively impact our business, results of operations and financial condition.

Recent U.S. debt ceiling and budget deficit concerns together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns in the U.S. Although U.S. lawmakers passed legislation to raise the federal debt ceiling in 2011, Standard & Poor’s Ratings Services lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+” in August 2011. The impact of any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. The U.S. government has adopted legislation to suspend the debt limit numerous times since January 2013. Currently, the debt ceiling is suspended without conditions through March 15, 2015. Moody’s and Fitch have each warned that they may downgrade the U.S. government’s rating if the federal debt is not stabilized. A downgrade of the U.S. government’s credit rating or a default by the U.S. government to satisfy its debt obligations likely would create broader financial turmoil and uncertainty, which would weigh heavily on the global banking system. It is possible that any such impact could have a material adverse effect on our business, results of operations and financial condition.

Failure to comply with government regulation and supervision could result in sanctions by regulatory agencies, civil money penalties, and damage to our reputation.

Our operations are subject to extensive regulation by federal, state, and local governmental authorities. Given the current disruption in the financial markets, we expect that the government will continue to pass new regulations and laws that will impact us. Compliance with such regulations may increase our costs and limit our ability to pursue business opportunities. Failure to comply with laws, regulations, and policies could result in sanctions by regulatory agencies, civil money penalties, and damage to our reputation. While we have policies and procedures in place that are designed to prevent violations of these laws, regulations, and policies, there can be no assurance that such violations will not occur.

Changes in accounting principles and financial reporting requirements could result in material changes to our reported results and financial condition.

U.S. GAAP and related financial reporting requirements are complex, continually evolving and may be subject to varied interpretation by the relevant authoritative bodies. Such varied interpretations could result from differing views related to specific facts and circumstances. Changes in U.S. GAAP and financial reporting requirements, or in the interpretation of U.S. GAAP or those requirements, could result in material changes to our reported results and financial condition.

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

On February 27, 2013, we adopted a new equity incentive plan, the Independence Bancshares, Inc. 2013 Equity Incentive Plan (the “2013 Incentive Plan”), and we amended the Independence Bancshares, Inc. 2005 Stock Incentive Plan (the “2005 Incentive Plan”) to cap the number of shares issuable thereunder. The 2013 Incentive Plan reserves 2,466,720 shares for the issuance of equity compensation awards, including stock options, to our executive officers, other employees, and directors and includes an evergreen provision that provides that the number of shares of common stock available for issuance under the 2013 Incentive Plan automatically increases each time the Company issues additional shares of common stock so that the number of shares available for issuance under the 2013 Incentive Plan (plus any shares reserved under the 2005 Incentive Plan) continues to equal 20% of the Company’s total outstanding shares on an as-diluted basis. The 2013 Incentive Plan is an omnibus plan and therefore also provides for the issuance of other equity compensation, including restricted stock and stock appreciation rights, to our employees and directors. We anticipate that we will grant awards for virtually all of these shares to our executive officers, other employees, and directors over the next two years. In addition, we anticipate that the 2013 Incentive Plan may be amended in the future to accommodate future hires by increasing the amount and percentage that can be reserved under the plan. There is also a risk that if the Company conducts a stock buy-back in the future that the 20% threshold could be exceeded as a result of the Company repurchasing outstanding shares.

There is no liquid market for our shares.

There is currently no established trading market for our common stock. As a result, any investor in shares of our common stock may find it difficult or impossible to resell such shares.

The Company’s securities are not FDIC insured.

The Company’s securities, including the outstanding shares of common stock, are not savings or deposit accounts or other obligations of the Company and are not insured by the Deposit Insurance Fund, the FDIC, or any other governmental agency, and therefore are subject to investment risk, including the possible loss of the entire investment.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

Our principal executive offices consist of 6,500 square feet of leased space in downtown Greenville, South Carolina. The Company also has an office located in New York, New York. The Bank has two branch offices located in Taylors, South Carolina, and Simpsonville, South Carolina. We lease our Greenville and Taylors offices in South Carolina, as well as our office in New York. We believe these premises will be adequate for present and anticipated needs and that we have adequate insurance to cover our owned and leased premises. For each property that we lease, we believe that upon expiration of the lease we will be able to extend the lease on satisfactory terms or relocate to another acceptable location.

Item 3. Legal Proceedings.

In the ordinary course of operations, we may be a party to various legal proceedings from time to time. We do not believe that there is any pending or threatened proceeding against us, which, if determined adversely, would have a material effect on our business, results of operations, or financial condition.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information, Holders, and Dividends

No established public trading market exists for our common stock, and there can be no assurance that a public trading market for our common stock will develop. Our common stock is quoted on the OTC Bulletin Board under the symbol “IEBS,” and we have a sponsoring broker-dealer to match buy and sell orders for our common stock. Although we are quoted on the OTC Bulletin Board, the trading markets on the OTC Bulletin Board lack the depth, liquidity, and orderliness necessary to maintain a liquid market, and trading and quotations of our common stock have been limited and sporadic. The OTC Bulletin Board prices are quotations, which reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

The following table sets forth for the period indicated the high and low bid prices for our common stock reported by the OTC Bulletin Board for the periods indicated:

2013	High	Low
Fourth Quarter	2.50	1.50
Third Quarter	3.00	1.00
Second Quarter	1.00	0.91
First Quarter	1.77	0.90

2012
Fourth Quarter	0.90	0.40
Third Quarter	0.40	0.11
Second Quarter	0.16	0.16
First Quarter	0.44	0.15

As of March 24, 2014, there were 20,502,760 shares of common stock outstanding held by approximately 580 shareholders of record.

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

Equity-Based Compensation Plan Information

For information regarding equity-based compensation awards outstanding and available for future grants at December 31, 2013, see Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” included in this Annual Report on Form 10-K.

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

At December 31, 2013, we had total assets of $104.3 million, a decrease of $20.6 million, or 16.5%, from total assets of $124.9 million at December 31, 2012. This decrease in assets was primarily driven by a decrease in cash and due from banks of $13.6 million, a decrease in net loans (including loans held for sale) of $5.2 million, a decrease in investment securities of $5.3 million, and a decrease in real estate assets owned of $2.0 million, partially offset by an increase in fed funds of $5.4 million. Total assets at December 31, 2013 consisted of cash and due from banks of $6.5 million, federal funds sold of $7.9 million, investment securities available for sale of $20.1 million, non-marketable equity securities of $424,200, property and equipment of $2.5 million, other real estate owned and repossessed assets of $2.5 million, loans net of allowances for loan losses of $62.4 million, loans held for sale of $900,000, and accrued interest receivable and other assets of $1.0 million. Total liabilities at December 31, 2013 were $90.0 million compared to $104.3 million at December 31, 2012, a decrease of $14.4 million, or 13.8%. At December 31, 2013, liabilities consisted of deposits of $89.2 million, securities sold under agreements to repurchase of $96,879, and accrued interest payable and accounts payable and accrued expenses of $696,123. Shareholders’ equity at December 31, 2013 was $14.3 million, compared to $20.6 million at December 31, 2012, a decrease of $6.3 million or 30.4%. This decrease was primarily a result of the recognition of a net loss of $6.0 million and the decrease in the unrealized gain on investment securities.

Our net loss for the year ended December 31, 2013 was $6,027,749, or $0.31 per share, an increase in loss of $5.4 million, or 883.3%, compared to a net loss of $613,036 for the year ended December 31, 2012, or $0.29 per share. Although the Bank was profitable for the last seven months of the year, the Company’s increase in net loss for the year was primarily driven by an increase in non-interest expenses. Product research and development increased $3.0 million, real estate owned activity increased $1.5 million, which includes expenses to carry other real estate owned, gains and losses on sales of other real estate owned, and write-downs on other real estate owned, and compensation and benefits expenses increased $0.6 million, which includes expenses related to additional stock options granted and the filling of open positions during the year. Each of these components is discussed in greater detail below.

We have included a number of tables to assist in our description of our results of operations. For example, the “Average Balances” table shows the average balance during 2013 and 2012 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we have channeled a substantial percentage of our earning assets into our loan portfolio. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included a table to help explain this. Finally, we have included a number of tables that provide detail about our investment securities, our loans, and our deposits and other borrowings.

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

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in Note 1 to our audited consolidated financial statements as of December 31, 2013.

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

Research and Development

All costs incurred to establish the technological feasibility of computer software to be sold, leased or otherwise marketed as research and development are expensed as incurred. Once technological feasibility has been established, the subsequent costs of producing, coding and testing the products should be capitalized. The expensing of computer software costs is discontinued when the product is available for general release to customers. Currently, the Company has not achieved technological feasibility and is expensing all computer software purchases related to research and development. Once technological feasibility is reached, the Company will capitalize costs as incurred.

Results of Operations

Net Interest Income

Net interest income is the Company’s primary source of revenue. Net interest income is the difference between income earned on assets and interest paid on deposits and borrowings used to support such assets. Net interest income is determined by the rates earned on the Company’s interest-earning assets and the rates paid on its interest-bearing liabilities and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income was $3.5 million for the year ended December 31, 2013, an increase of $246,467, or 7.5%, over net interest income of $3.3 million in 2012. Although total interest income decreased by $230,096, or 5.4%, during the year, primarily due to a decrease in interest income on loans, partially offset by an increase in interest earned on investments, this decrease in interest income was more than offset by a $0.5 million decrease in interest expense.

Our consolidated net interest margin for the year ended December 31, 2013 was 3.50%, a 22 basis point increase over the net interest margin for the year ended December 31, 2012 of 3.28%. The net interest margin is calculated as net interest income divided by year-to-date average earning assets. Earning assets averaged $100.6 million in 2013, an increase of $799,388, or 8.0%, from $99.8 million in 2012. This increase in earning assets is due to the $6.4 million increase in investment securities available for sale and an increase in federal funds sold of $1.5 million, partially offset by a decrease in net loans between years of $7.1 million. During 2009, we adopted measures to promote the long term stability of the Bank. These measures included restructuring the balance sheet to focus on credit quality and management of our funding sources to increase liquidity and the net interest margin. As a result, average gross loans decreased in both 2012 and 2013, with funds from net loan payoffs used to repay FHLB advances as well as to strengthen our liquidity position though cash and the investment securities portfolio.

Our yield on earning assets decreased during the year, moving to 3.99% for the year ended December 31, 2013 from 4.25% for the year ended December 31, 2012. This decrease is largely attributable to one loan that returned to accrual in 2012 and positively impacted the yield as well as due to a decrease in yield on investment securities available for sale. In addition, our loan portfolio continues to experience payoffs as borrowers find other lenders willing to lend at reduced rates, thus creating higher levels of investments (a lower earning asset) and cash (a very low- to non-earning asset).

These decreases were coupled with a decrease in the cost of interest-bearing liabilities, which moved to 0.55% for the year ended December 31, 2013 from 1.01% for the year ended December 31, 2012. The decline in this area was a result of several factors, including a reduction in average brokered time deposits less than $100,000, which decreased $2.9 million during the year, and the repricing of deposits, specifically money market accounts and retail time deposits, which decreased to a rate of 0.31% and 0.77%, respectively, for the year ended December 31, 2013 from 0.70% and 1.00%, respectively, for the year ended December 31, 2012. In pricing deposits, we considered our liquidity needs, the direction and levels of interest rates and local market conditions. At times, higher rates are paid initially to attract deposits. Borrowings averaged $2.8 million for the year ended December 31, 2013 compared to $7.1 million for the year ended December 31, 2012, primarily as a result of the repayment of the FHLB advances. Our net interest spread was 3.45% for 2013 compared to 3.25% in 2012. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities.

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. The net amount of capitalized loan fees is amortized into interest income on loans.

	For the Year Ended December 31,
	2013			2012
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Interest-earning assets:
Federal funds sold and other	$11,667,644	$51,113	0.44%	$10,121,669	$46,093	0.46%
Investment securities	23,056,225	481,696	2.09%	16,675,781	398,368	2.39%
Loans (1), (2)	65,861,523	3,480,250	5.28%	72,988,554	3,798,694	5.20%
Total interest-earning assets	100,585,392	4,013,059	3.99%	99,786,004	4,243,155	4.25%
Non-interest-earning assets	13,288,269			11,787,915
Total assets	$113,873,661			$111,573,919

Interest-bearing liabilities:
NOW accounts	$6,965,863	$17,151	0.25%	$6,212,595	$22,330	0.36%
Savings & money market	42,248,283	131,128	0.31%	39,825,189	277,265	0.70%
Time deposits (excluding brokered time deposits)	35,367,244	273,295	0.77%	37,843,752	379,428	1.00%
Brokered time deposits	1,594,158	24,700	1.55%	4,452,306	98,568	2.21%
Total interest-bearing deposits	86,175,548	446,274	0.52%	88,333,842	777,591	0.88%
Borrowings	2,753,124	43,952	1.60%	7,118,431	189,198	2.66%
Total interest-bearing liabilities	88,928,672	490,226	0.55%	95,452,273	966,789	1.01%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	6,656,174			7,298,777
Other non-interest-bearing liabilities	278,501			225,344
Shareholders’ equity	18,010,314			8,597,525
Total liabilities and shareholders’ equity	$113,873,661			$111,573,919
Net interest spread			3.45%			3.25%
Net interest income/margin		$3,522,833	3.50%		$3,276,366	3.28%

(1)	Nonaccrual loans are included in average balances for yield computations.

(2)	Loans include $900,000 in loans classified as held for sale as of December 31, 2013.

	For the Year Ended December 31,
	2011
	Average Balance	Income/ Expense	Yield/ Rate
Interest-earning assets:
Federal funds sold and other	$10,350,570	$47,463	0.46%
Investment securities	9,474,991	271,708	2.87%
Loans (1)	85,977,604	4,422,505	5.14%
Total interest-earning assets	105,803,165	4,741,676	4.48%
Non-interest-earning assets	11,232,260
Total assets	$117,035,425

Interest-bearing liabilities:
NOW accounts	$5,868,868	$37,590	0.64%
Savings & money market	35,379,750	369,018	1.04%
Time deposits (excluding brokered time deposits)	33,786,878	489,333	1.45%
Brokered time deposits	18,773,100	403,964	2.15%
Total interest-bearing deposits	93,838,596	1,299,905	1.39%
Borrowings	7,114,735	212,103	2.98%
Total interest-bearing liabilities	100,953,331	1,512,008	1.50%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	6,454,449
Other non-interest-bearing liabilities	233,012
Shareholders’ equity	9,394,633
Total liabilities and shareholders’ equity	$117,035,425
Net interest spread			2.98%
Net interest income/margin		$3,229,668	3.05%

(1)	Nonaccrual loans are included in average balances for yield computations.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following tables set forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	2013 Compared to 2012
	Total Change	Change in Volume	Change in Rate
Interest-earning assets:
Federal funds sold and other	$5,020	$6,826	$(1,806)
Investment securities	83,328	138,023	(54,695)
Loans (1), (2)	(318,444)	(375,836)	57,392
Total interest income	(230,096)	(230,987)	891

Interest-bearing liabilities:
Interest-bearing deposits	(331,317)	(55,485)	(275,832)
Borrowings	(145,246)	(87,963)	(57,283)
Total interest expense	(476,563)	(143,448)	(333,115)

Net Interest Income	$246,467	$(87,539)	$334,006

	2012 Compared to 2011
	Total Change	Total Change	Total Change
Interest-earning assets:
Federal funds sold and other	$(1,369)	$(1,044)	$(325)
Investment securities	126,659	178,228	(51,569)
Loans	(623,810)	(675,444)	51,634
Total interest income	(498,520)	(498,260)	(260)

Interest-bearing liabilities:
Interest-bearing deposits	(522,314)	(218,995)	(303,319)
Borrowings	(22,904)	110	(23,014)
Total interest expense	(545,218)	(218,885)	(326,333)

Net Interest Income	$46,698	$(279,375)	$326,073

(1)	Nonaccrual loans are included in average balances for yield computations.

(2)	Loans include $900,000 in loans classified as held for sale as of December 31, 2013.

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

We recorded a provision for loan losses of $105,424 for the year ended December 31, 2013, an increase of $127,424, or 579% from a net recovery of provision for loan losses of $22,000 for the year ended December 31, 2012. The increase in provision for loan losses is primarily due to the recognition of specific reserves on three impaired loans, two of which were classified as held for sale as of December 31, 2013. Previously in 2012, we had seen a decrease in the amount of charge-offs and specific reserves needed due to the apparent stabilization of nonperforming loans. The allowance as a percentage of gross loans decreased slightly to 2.04% at December 31, 2013 from 2.64% at December 31, 2012. This decline is due to payoffs in our commercial real estate portfolio which carries a higher historical loss ratio and consequently a higher reserve factor within our allowance model. Specific reserves were approximately $192,000 on impaired loans of $1.5 million as of December 31, 2013 compared to specific reserves of approximately $442,000 on impaired loans of $8.5 million as of December 31, 2012. As of December 31, 2013, the general reserve allocation was 1.78% of gross loans not impaired compared to 2.28% as of December 31, 2012. The provision for loan losses is discussed further below under “Provision and Allowance for Loan Losses.”

Non-interest Income

Non-interest income for the year ended December 31, 2013 was $225,144, a decrease of 51.7% from non-interest income of $466,273 for the year ended December 31, 2012. Our largest component of non-interest income in 2013 is from residential loan origination fees, which were $150,284 for 2013, or approximately 66.8% of total non-interest income. Residential loan origination fees decreased by approximately $19,528, or 11.5%, during the year due to the changes in mortgage loan underwriting and compensation regulations as well as customer demand. The remaining decrease is due to the gain on sale of investment securities in 2012 of $225,086. There were no sales of investment securities during 2013.

For the year ended December 31, 2013, service fees on deposit accounts totaled $41,475, an increase of $818, or 2.0%, from 2012 due primarily to an increase in stop payment fees. Other income was $33,385 for 2013, an increase of $2,667, or 8.7%, compared to $30,718 for the year ended December 31, 2012. Other income includes ATM surcharges, wire fees, and commissions on insurance referrals.

Non-interest Expenses

The following table sets forth information related to our non-interest expenses for the years ended December 31, 2013 and 2012.

	2013	2012
Compensation and benefits	$2,557,565	$2,006,078
Real estate owned activity	1,590,001	43,272
Occupancy and equipment	567,390	522,932
Insurance	394,056	455,174
Data processing and related costs	339,580	333,334
Professional fees	757,418	719,276
Product research and development	2,980,067	—
Other	484,225	297,609
Total non-interest expenses	$9,670,302	$4,377,675

Non-interest expenses increased by $5.3 million, or 120.9%, for the year ended December 31, 2013. This increase was primarily due to increases in product research and development, real estate owned activity, and compensation and benefits expense, partially offset by a decrease in insurance expense. Product research and development expenses increased $3.0 million due to the Company’s efforts to develop its payments processing business. Product research and development expenses consisted primarily of outside service fees to developers, consulting fees and research and development expense. During 2013, real estate owned activity increased by $1.6 million primarily due to $1.4 million of write-downs and losses incurred during 2013, which were charged against income as a result of our regular review of the fair value of repossessed property. Approximately $800,000 of these write downs were as a result of receiving updated appraisals for properties and the remainder of the losses were recognized when we sold properties at a loss. In addition, we had $521,000 in gains on real estate owned during 2012 that contributed to the increase. No gains were recognized during 2013. Compensation and benefits increased due to $551,487 in expense incurred related to the additional stock options granted during 2013 (an increase of $304,198) and the filling of open positions with benefits in 2013.

Income Tax Expense

No income tax benefit or expense was recognized for the year ended December 31, 2013 or 2012. Accounting literature states that a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized. The determination of whether a deferred tax asset is realizable is based on weighing all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified. During our September 30, 2010 quarterly analysis of the valuation allowance recorded against our deferred tax assets, we determined that it was not more likely than not that our deferred tax assets will be recognized in future years due to the continued decline in credit quality and the resulting impact on net interest margin, increased net losses, and negative impact on capital as a result of provision for loan losses and write-downs on other real estate owned, and booked a 100% valuation allowance against the deferred tax asset. During 2013, we experienced losses from our product research and development segment and during 2012 we experienced losses specifically related to credit quality that impaired our ability to generate earnings. We will continue to analyze our deferred tax assets and related valuation allowance each quarter taking into account performance compared to forecast and current economic or internal information that would impact forecasted earnings.

Balance Sheet Review

Investments

The purpose of the investment portfolio is to provide liquidity and stable returns through the purchase of high quality investment securities. At December 31, 2013, our investment portfolio of $20.1 million represented approximately 19.3% of total assets. The portfolio decreased from $25.5 million at December 31, 2012, or 20.4% of total assets. Decreases in investment balances during 2013 were due to normal investment maturities and repayments. At December 31, 2013 and 2012, we held government-sponsored enterprise securities, mortgage-backed securities, non-taxable and taxable municipal bonds as investment securities available for sale. The amortized costs and the fair value of our investments at December 31, 2013, 2012, and 2011 are shown in the following table.

	2013		2012		2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for Sale
Government-sponsored enterprises	$—	$—	$1,000,000	$1,001,783	$2,000,000	$2,000,879
Government-sponsored mortgage-backed	10,952,187	10,453,272	13,970,527	13,943,118	7,086,422	7,237,440
Municipals, tax-exempt	9,064,397	8,381,481	9,168,199	9,175,589	—	—
Municipals, taxable	1,325,604	1,290,717	1,333,217	1,363,625	3,407,028	3,383,085
Total	$21,342,188	$20,125,470	$25,471,943	$25,484,115	$12,493,450	$12,621,404

Contractual maturities and yields on our investment securities available for sale at December 31, 2013 are shown in the following table. Expected maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	One year or less		After one year through five years		After five years through ten years		After ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for Sale
Government- sponsored mortgage- backed	$—	—%	$—	—%	$—	—%	$10,952,187	3.53%	$10,952,187	3.53%
Municipals, tax-exempt	—	—	—	—	2,045,781	1.97	7,018,616	2.77	9,064,397	2.59
Municipals, taxable	—	—	—	—	792,408	3.31	533,196	3.38	1,325,604	3.34
Total	$—	—%	$—	—%	$2,838,189	2.34%	$18,503,999	3.24%	$21,342,188	3.12%

At December 31, 2013 and 2012, we also held non-marketable equity securities, which consisted of FRB stock of $149,900 and $251,800, respectively, and Federal Home Loan Bank stock of $274,300 and $483,500, respectively. These investments are carried at cost, which approximates fair market value.

Loans

At December 31, 2013, the Company had approximately $900,000 classified as loans held for sale that are not included in the loan balances disclosed below. At December 31, 2013, the Company was in the process of soliciting bids to sell approximately $1.3 million of loans to unaffiliated third party investors, and it was the Company’s intent to accept the highest bid received assuming it was greater than $900,000. As of December 31, 2013, these loans were reclassified out of the loans held for investment category and segregated on the balance sheet as held for sale. These loans are carried at their liquidation value based on the minimum acceptable bid threshold set by the Company with the remaining difference of approximately $407,000 being charged-off through the allowance for loan losses.

Since loans typically provide higher interest yields than other types of interest-earning assets, a significant percentage of our earning assets are invested in our loan portfolio. Average loans for the year ended December 31, 2013 were $64.5 million, a decrease of $8.5 million, or 11.6%, compared to average loans of $73.0 million for the year ended December 31, 2012. Before allowance for loan losses, gross loans outstanding at December 31, 2013 were $63.8 million, or 61.2% of total assets, compared to $70.4 million, or 56.4% of total assets at December 31, 2012.

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

The following table summarizes the composition of our loan portfolio as of December 31, 2013, 2012, 2011, 2010 and 2009.

	2013		2012
	Amount	% of Total	Amount	% of Total
Real Estate:
Commercial	$21,795,047	34.2%	$24,845,155	35.3%
Construction and development	10,053,100	15.8	12,299,452	17.5
Single and multifamily residential	18,757,484	29.5	21,294,926	30.2
Total real estate loans	50,605,631	79.5	58,439,533	83.0
Commercial business	12,170,698	19.1	10,915,768	15.5
Consumer — other	999,941	1.6	1,128,544	1.6
Deferred origination fees, net	(106,134)	(0.2)	(102,099)	(0.1)
Gross loans, net of deferred fees	63,670,136	100.0%	70,381,746	100.0%
Less allowance for loan losses	(1,301,886)		(1,858,416)
Total loans, net	$62,368,250		$68,523,330

	2011		2010
	Amount	% of Total	Amount	% of Total
Real Estate:
Commercial	$27,608,938	35.9%	$34,017,993	36.0%
Construction and development	13,073,899	17.0	19,209,473	20.3
Single and multifamily residential	23,360,151	30.4	27,408,007	29.0
Total real estate loans	64,042,988	83.3	80,635,473	85.3
Commercial business	11,346,361	14.8	12,262,223	13.0
Consumer — other	1,574,865	2.0	1,659,570	1.8
Deferred origination fees, net	(74,853)	(0.1)	(92,025)	(0.1)
Gross loans, net of deferred fees	76,889,361	100.0%	94,465,241	100.0%
Less allowance for loan losses	(2,110,523)		(3,062,492)
Total loans, net	$74,778,838		$91,402,749

	2009
	Amount	% of Total
Real Estate:
Commercial	$34,038,935	31.5%
Construction and development	28,325,005	26.2
Single and multifamily residential	28,686,631	26.7
Total real estate	91,050,571	84.4
Commercial business	15,161,839	14.0
Consumer — other	1,937,553	1.8
Deferred origination fees, net	(172,494)	(0.2)
Gross loans	107,977,469	100.0%
Less allowance for loan losses	(1,847,513)
Total loans, net	$106,129,956

The largest component of our loan portfolio at year-end was commercial real estate loans, which represented 34.2% of the portfolio. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration of certain types of collateral. Refer to Item 1, “Lending Activities”, for a detailed discussion regarding the risks inherent in each loan category noted above. Due to the short time our portfolio has existed, the current mix may not be indicative of the ongoing portfolio mix.

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at December 31, 2013.

	One year or less	After one but within five years	After five years	Total
Real Estate:
Commercial	$1,987,071	$19,040,747	$767,229	$21,795,047
Construction and development	3,930,335	6,122,765	—	10,053,100
Single and multifamily residential	2,528,783	11,767,239	4,461,462	18,757,484
Total real estate	8,446,189	36,930,751	5,228,691	50,605,631
Commercial business	2,423,356	8,940,000	807,342	12,170,698
Consumer — other	289,382	691,946	18,613	999,941
Gross loans	$11,158,927	$46,562,697	$6,054,646	$63,776,270
Deferred origination fees, net				(106,134)
Gross loans, net of deferred fees				$63,670,136
Loans maturing — after one year with
Fixed interest rates				$24,691,121
Floating interest rates				$27,926,222

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

Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. When a loan is placed in nonaccrual status, interest accruals are discontinued and income earned but not collected is reversed. Cash receipts on nonaccrual loans are not recorded as interest income, but are used to reduce principal. Foregone interest income related to nonaccrual loans equaled $72,525 and $364,856 for the years ended December 31, 2013 and 2012, respectively. No interest income was recognized on nonaccrual loans during 2013 and 2012. At both December 31, 2013 and 2012, there were no accruing loans which were contractually past due 90 days or more as to principal or interest payments.

The following table summarizes delinquencies and nonaccruals, by portfolio class, as of December 31, 2013, 2012, 2011, 2010, and 2009.

	Single and multifamily residential real estate	Construction and development	Commercial real estate — other	Commercial business	Consumer	Total
December 31, 2013
30–59 days past due	$—	$42,542	$524,430	$—	$—	$566,972
60–89 days past due	—	—	—	—	—	—
Nonaccrual	46,847	1,008,253	347,615	—	—	1,402,715
Total past due and nonaccrual	46,847	1,050,795	872,045	—	—	1,969,687
Total debt restructurings	—	—	—	—	—	—
Current	18,710,637	9,002,305	20,923,002	12,170,698	999,941	61,806,583
Total loans	$18,757,484	$10,053,100	$21,795,047	$12,170,698	$999,941	$63,776,270

	Single and multifamily residential real estate	Construction and development	Commercial real estate — other	Commercial business	Consumer	Total
December 31, 2012
30–59 days past due	$46,178	$—	$—	$—	$9,316	$55,494
60–89 days past due	—	—	—	—	1,541	1,541
Nonaccrual	719,260	3,710,587	331,000	—	—	4,760,847
Total past due and nonaccrual	765,438	3,710,587	331,000	—	10,857	4,817,882
Total debt restructurings	1,175,843	—	1,314,205	—	—	2,490,048
Current	19,353,645	8,588,865	23,199,950	10,915,768	1,117,687	63,175,915
Total loans	$21,294,926	$12,299,452	$24,845,155	$10,915,768	$1,128,544	$70,483,845

	Single and multifamily residential real estate	Construction and development	Commercial real estate — other	Commercial business	Consumer	Total
December 31, 2011
30–59 days past due	$760,086	$516,483	$—	$66,500	$—	$1,343,069
60–89 days past due	—	—	—	—	14,358	14,358
Nonaccrual	1,558,914	3,128,943	354,990	—	—	5,042,847
Total past due and nonaccrual	2,319,000	3,645,426	354,990	66,500	14,358	6,400,274
Total debt restructurings	1,348,775	—	—	—	—	1,348,775
Current	19,692,376	9,428,473	27,253,948	11,279,861	1,560,507	69,215,165
Total loans	$23,360,151	$13,073,899	$27,608,938	$11,346,361	$1,574,865	$76,964,214

	Single and multifamily residential real estate	Construction and development	Commercial real estate — other	Commercial business	Consumer	Total
December 31, 2010
30–59 days past due	$16,902	$—	$428,273	$1,409	$7,576	$454,160
60–89 days past due	—	145,718	97,680	—	—	243,398
Nonaccrual	3,098,499	8,069,557	861,432	—	—	12,029,488
Total past due and nonaccrual	3,115,401	8,215,275	1,387,385	1,409	7,576	12,727,046
Total debt restructurings	1,272,614	—	—	—	—	1,272,614
Current	23,019,992	10,994,198	32,630,608	12,260,814	1,651,994	80,557,606
Total loans	$27,408,007	$19,209,473	$34,017,993	$12,262,223	$1,659,570	$94,557,266

	Single and multifamily residential real estate	Construction and development	Commercial real estate — other	Commercial business	Consumer	Total
December 31, 2009
30–59 days past due	$—	$452,199	$—	$21,718	$7,358	$481,275
60–89 days past due	—	—	—	16,116	—	16,116
Nonaccrual	1,648,091	4,448,852	623,750	—	—	6,720,693
Total past due and nonaccrual	1,648,091	4,901,051	623,750	37,834	7,358	7,218,084
Total debt restructurings	—	—	—	—	—	—
Current	27,038,540	23,423,954	33,415,185	15,124,005	1,930,195	100,931,879
Total loans	$28,686,631	$28,325,005	$34,038,935	$15,161,839	$1,937,553	$108,149,963

Total delinquent and nonaccrual loans decreased from $4.8 million at December 31, 2012 to $2.0 million at December 31, 2013, a decrease of $2.8 million or 59.1%. This decrease was a result of movement in nonaccrual loans to other real estate owned, which decreased by $3.3 million from 2012 to 2013, partially offset by an increase in loans past due 30-59 days of $511,478 as discussed below as well as the reclassification of $900,000 in loans held for sale as of December 31, 2013. Nonaccrual decreases were seen in single and multifamily residential real estate loans due to successful foreclosure of the properties collateralizing these loans and their transfer to other real estate owned. Nonaccrual increases were seen in commercial real estate loans. At December 31, 2013, nonaccrual loans represented 2.2% of gross loans. Loans past due 30-89 days are considered potential problem loans and amounted to $566,972 and $57,035 at December 31, 2013 and 2012, respectively. The increase in 30-89 delinquent loans is due to one large loan moving into the 30-89 days delinquent category. This loan returned to current status in January 2014.

Another method used to monitor the loan portfolio is credit grading. As part of the loan review process, loans are given individual credit grades, representing the risk we believe is associated with the loan balance. Credit grades are assigned based on factors that impact the collectability of the loan, the strength of the borrower, the type of collateral, and loan performance. Commercial loans are individually graded at origination and credit grades are reviewed on a regular basis in accordance with our loan policy. Consumer loans are assigned a “pass” credit rating unless something within the loan warrants a specific classification grade. The following table summarizes management’s internal credit risk grades, by portfolio class, as of December 31, 2013 and 2012.

	Single and multifamily residential real estate	Construction and development	Commercial real estate — other	Commercial business	Consumer	Total
December 31, 2013
Pass Loans (Consumer)	$10,875,181	$693,307	$—	$—	$999,941	$12,568,429
Grade 1 — Prime	—	—	—	—	—	—
Grade 2 — Good	—	—	274,757	176,921	—	451,678
Grade 3 — Acceptable	1,967,068	646,410	6,743,008	3,034,590	—	12,391,076
Grade 4 — Acceptable w/Care	4,571,825	6,743,830	13,232,782	8,959,187	—	33,507,624
Grade 5 — Special Mention	731,681	88,665	677,746	—	—	1,498,092
Grade 6 — Substandard	611,729	1,880,888	866,754	—	—	3,359,371
Grade 7 — Doubtful	—	—	—	—	—	—
Total loans	$18,757,484	$10,053,100	$21,795,047	$12,170,698	$999,941	$63,776,270

	Single and multifamily residential real estate	Construction and development	Commercial real estate — other	Commercial business	Consumer	Total
December 31, 2012
Pass Loans (Consumer)	$11,422,022	$696,905	$139,012	$113,288	$1,128,544	$13,499,771
Grade 1 — Prime	—	—	—	308,750	—	308,750
Grade 2 — Good	—	—	230,280	107,938	—	338,218
Grade 3 — Acceptable	2,117,292	348,161	10,556,916	1,989,425	—	15,011,794
Grade 4 — Acceptable w/Care	4,659,260	6,027,262	12,273,743	8,333,192	—	31,293,457
Grade 5 — Special Mention	1,061,367	95,941	—	63,175	—	1,220,483
Grade 6 — Substandard	2,034,985	5,131,183	1,645,204	—	—	8,811,372
Grade 7 — Doubtful	—	—	—	—	—	—
Total loans	$21,294,926	$12,299,452	$24,845,155	$10,915,768	$1,128,544	$70,483,845

Loans graded one through four are considered “pass” credits. Consumer loans are assigned a “pass” credit rating unless something within the loan warrants a specific classification grade. At December 31, 2013, approximately 92% of the loan portfolio had a credit grade of “pass” compared to 86% at December 31, 2012. For loans to qualify for this grade, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment.

Loans with a credit grade of five are not considered classified; however they are categorized as a special mention or watch list credit, and are considered potential problem loans. This classification is utilized by us when we have an initial concern about the financial health of a borrower. These loans are designated as such in order to be monitored more closely than other credits in our portfolio. We then gather current financial information about the borrower and evaluate our current risk in the credit. We will then either reclassify the loan as “substandard” or back to its original risk rating after a review of the information. There are times when we may leave the loan on the watch list, if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we determine to review the loan on a more regular basis. Loans on the watch list are not considered problem loans until they are determined by management to be classified as substandard. As of December 31, 2013, we had loans totaling $1.5 million on the watch list compared to $1.2 million as of December 31, 2012.

Loans graded six or greater are considered classified credits. At December 31, 2013 and 2012, classified loans totaled $3.4 million and $8.8 million, respectively, with the vast majority of these loans being collateralized by real estate. Classified credits are evaluated for impairment on a quarterly basis.

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

At December 31, 2013, impaired loans totaled $1.5 million, all of which were valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral. Market values were obtained using independent appraisals, updated in accordance with our reappraisal policy, or other market data such as recent offers to the borrower. During 2013, the average recorded investment in impaired loans was $4.2 million compared to $8.7 million during 2012. As of December 31, 2013 and December 31, 2012, we had loans totaling approximately $256,589 and $317,180, respectively that were classified in accordance with our loan rating policies but were not considered impaired. The following table summarizes information relative to impaired loans, by portfolio class, at December 31, 2013 and 2012.

	Unpaid principal balance	Recorded investment	Related allowance	Average impaired investment	Interest income
December 31, 2013
With no related allowance recorded:
Single and multifamily residential real estate	$46,846	$46,846	$—	$68,150	$—
Construction and development	99,064	99,064	—	1,024,431	—
Commercial real estate — other	—	—	—	397,866	—
Commercial	—	—	—	—	—
Consumer	—	—	—	—	—
With related allowance recorded:
Single and multifamily residential real estate	91,845	91,845	7,425	1,061,643	4,546
Construction and development	1,174,019	909,189	101,000	1,309,119	—
Commercial real estate — other	347,969	347,969	83,614	339,453	—
Commercial	—	—	—	—	—
Consumer	—	—	—	—	—
Total:
Single and multifamily residential real estate	138,691	138,691	7,425	1,129,793	4,546
Construction and development	1,273,083	1,008,253	101,000	2,333,550	—
Commercial real estate — other	347,969	347,969	83,614	737,319	—
Commercial	—	—	—	—	—
Consumer	—	—	—	—	—
	$1,759,743	$1,494,913	$192,039	$4,200,662	$4,546

	Unpaid principal balance	Recorded investment	Related allowance	Average impaired investment	Interest income
December 31, 2012
With no related allowance recorded:
Single and multifamily residential real estate	$91,859	$91,859	$—	$91,342	$5,405
Construction and development	2,478,357	2,315,396	—	2,233,267	108,322
Commercial real estate — other	1,314,205	1,314,205	—	1,277,725	72,967
Commercial	—	—	—	—	—
Consumer	—	—	—	—	—
With related allowance recorded:
Single and multifamily residential real estate	2,029,076	1,943,127	159,979	1,466,570	—
Construction and development	3,596,136	2,498,606	248,417	3,359,431	58,301
Commercial real estate — other	331,000	331,000	34,000	318,679	—
Commercial	—	—	—	—	—
Consumer	—	—	—	—	—
Total:
Single and multifamily residential real estate	2,120,935	2,034,986	159,979	1,557,912	5,405
Construction and development	6,074,493	4,814,002	248,417	5,592,698	166,623
Commercial real estate — other	1,645,205	1,645,205	34,000	1,596,404	72,967
Commercial	—	—	—	—	—
Consumer	—	—	—	—	—
	$9,840,633	$8,494,193	$442,396	$8,747,014	$244,995

Troubled debt restructurings (“TDRs”) are loans which have been restructured from their original contractual terms and include concessions that would not otherwise have been granted outside of the financial difficulty of the borrower. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges in the current economic environment. The purpose of a TDR is to facilitate ultimate repayment of the loan.

As a result of adopting the amendments in ASU 2011-02, we reassessed all restructurings that occurred on or after the beginning of the fiscal year of adoption (January 1, 2011) to determine whether they are TDRs under the amended guidance. We did not identify any new TDRs during our assessment as a result of the amended guidance.

At December 31, 2013, the principal balance of TDRs was zero as these loans had been reclassified as loans held for sale as of that date. All TDRs were considered classified and impaired at December 31, 2012. No TDRs went into default during the year ended December 31, 2013. A TDR can be removed from “troubled” status once there is sufficient history of demonstrating the borrower can service the credit under market terms. We currently consider sufficient history to be approximately six months. As of December 31, 2012, the carrying balance consisted of three performing loans within two relationships.

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. At December 31, 2013, the allowance for loan losses was $1.3 million, or 2.04% of gross loans, compared to $1.9 million at December 31, 2012, or 2.64% of gross loans. [This decrease in the allowance for loan losses is due to charge-offs taken against specific reserves, as well as payoffs in our commercial real estate portfolio, which carries a higher historical loss ratio and, consequently, a higher reserve factor within our allowance model.]

The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. We strive to follow a comprehensive, well-documented, and consistently applied analysis of our loan portfolio in determining an appropriate level for the allowance for loan losses. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on what we believe are all significant factors that impact the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of directors oversight, concentrations of credit, and peer group comparisons.

Our allowance for loan losses consists of both specific and general reserve components. The specific reserve component relates to loans that are impaired loans as defined in FASB ASC Topic 310, “Receivables”. Loans determined to be impaired are excluded from the general reserve calculation described below and evaluated individually for impairment. Impaired loans totaled $1.5 million at December 31, 2013, with an associated specific reserve of $192,000. See above discussion under “Loan Performance and Asset Quality” for additional information related to impaired loans.

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

The following table summarizes activity related to our allowance for loan losses for the years ended December 31, 2013, 2012, 2011, 2010, and 2009 by portfolio segment.

	Single and multifamily residential real estate	Construction and development	Commercial real estate — other	Commercial business	Consumer	Total
December 31, 2013
Allowance for loan losses:
Balance, beginning of year	$611,576	$1,073,110	$63,747	$36,683	$73,300	$1,858,416
Provision for loan losses	(83,473)	(361,040)	549,429	(16,312)	16,820	105,424
Loan charge-offs	(259,346)	(97,060)	(407,000)	—	(148)	(763,554)
Loan recoveries	—	95,000	—	6,499	101	101,600
Net loans charged-off	(259,346)	(2,060)	(407,000)	6,499	(47)	(661,954)
Balance, end of year	$268,757	$710,010	$206,176	$26,870	$90,073	$1,301,886
Individually reviewed for impairment	$7,425	$101,000	$83,614	$—	$—	$192,039
Collectively reviewed for impairment	261,332	609,010	122,562	26,870	90,073	1,109,847
Total allowance for loan losses	$268,757	$710,010	$206,176	$26,870	$90,073	$1,301,886
Gross loans, end of period:
Individually reviewed for impairment	$138,691	$1,008,253	$347,969	$—	$—	$1,494,913
Collectively reviewed for impairment	18,618,793	9,044,847	21,447,078	12,170,698	999,941	62,281,357
Total gross loans	$18,757,484	$10,053,100	$21,795,047	$12,170,698	$999,941	$63,776,270

	Single and multifamily residential real estate	Construction and development	Commercial real estate — other	Commercial business	Consumer	Total
December 31, 2012
Allowance for loan losses:
Balance, beginning of year	$576,669	$688,847	$347,061	$412,808	$85,138	$2,110,523
Provision for loan losses	88,351	402,724	(233,315)	(361,806)	82,046	(22,000)
Loan charge-offs	(55,330)	(18,461)	(49,999)	(15,443)	(93,884)	(233,117)
Loan recoveries	1,886	—	—	1,124	—	3,010
Net loans charged-off	(53,444)	(18,461)	(49,999)	(14,320)	(93,884)	(230,108)
Balance, end of year	$611,576	$1,073,110	$63,747	$36,683	$73,300	$1,858,416
Individually reviewed for impairment	$159,979	$248,417	$34,000	$—	$—	$442,396
Collectively reviewed for impairment	451,597	824,693	29,747	36,683	73,300	1,416,020
Total allowance for loan losses	$611,576	$1,073,110	$63,747	$36,683	$73,300	$1,858,416
Gross loans, end of period:
Individually reviewed for impairment	$2,034,986	$4,814,002	$1,645,205	$—	$—	$8,494,193
Collectively reviewed for impairment	19,259,941	7,485,450	23,199,950	10,915,768	1,128,544	61,989,652
Total gross loans	$21,294,926	$12,299,452	$24,845,155	$10,915,768	$1,128,544	$70,483,845

	Single and multifamily residential real estate	Construction and development	Commercial real estate — other	Commercial business	Consumer	Total
December 31, 2011
Allowance for loan losses:
Balance, beginning of year	$859,255	$1,365,914	$473,504	$306,791	$57,028	$3,062,492
Provision for loan losses	122,733	739,248	(59,736)	(107,334)	35,089	730,000
Loan charge-offs	(405,319)	(1,416,315)	(66,707)	(764)	(6,979)	(1,896,084)
Loan recoveries	—	—	—	214,115	—	214,115
Net loans charged-off	(405,319)	(1,416,315)	(66,707)	213,351	(6,979)	(1,681,969)
Balance, end of year	$576,669	$688,847	$347,061	$412,808	$85,138	$2,110,523
Individually reviewed for impairment	$141,830	$383,421	$—	$—	$38,424	$563,675
Collectively reviewed for impairment	434,839	305,426	347,061	412,808	46,714	1,546,848
Total allowance for loan losses	$576,669	$688,847	$347,061	$412,808	$85,138	$2,110,523
Gross loans, end of period:
Individually reviewed for impairment	$1,605,525	$6,814,177	$354,990	$—	$75,661	$8,850,353
Collectively reviewed for impairment	21,754,626	6,259,722	27,253,948	11,346,361	1,499,204	68,113,861
Total gross loans	$23,360,151	$13,073,899	$27,608.938	$11,346,361	$1,574,865	$76,964,214

	Single and multifamily residential real estate	Construction and development	Commercial real estate — other	Commercial business	Consumer	Total
December 31, 2010
Allowance for loan losses:
Balance, beginning of year	$391,719	$911,974	$131,914	$360,156	$51,750	$1,847,513
Provision for loan losses	1,045,037	1,107,585	379,289	531,119	11,970	3,075,000
Loan charge-offs	(578,132)	(653,645)	(37,699)	(624,484)	(6,692)	(1,900,652)
Loan recoveries	631	—	—	40,000	—	40,631
Net loans charged-off	(577,501)	(653,645)	(37,699)	(584,484)	(6,692)	(1,860,021)
Balance, end of year	$859,255	$1,365,914	$473,504	$306,791	$57,028	$3,062,492
Individually reviewed for impairment	$551,415	$768,358	$251,971	$—	$—	$1,571,744
Collectively reviewed for impairment	307,840	597,556	221,533	306,791	57,028	1,490,748
Total allowance for loan losses	$859,255	$1,365,914	$473,504	$306,791	$57,028	$3,062,492
Gross loans, end of period:
Individually reviewed for impairment	$3,098,498	$8,215,275	$1,470,903	$—	$—	$12,784,676
Collectively reviewed for impairment	24,309,509	10,994,198	32,547,090	12,262,223	1,659,570	81,772,590
Total gross loans	$27,408,007	$19,209,473	$34,017,993	$12,262,223	$1,659,570	$94,557,266

	Single and multifamily residential real estate	Construction and development	Commercial real estate — other	Commercial business	Consumer	Total
December 31, 2009
Allowance for loan losses:
Balance, beginning of year	$329,244	$850,286	$57,781	$327,136	$47,530	$1,611,977
Provision for loan losses	106,069	293,031	74,133	309,021	429,746	1,212,000
Loan charge-offs	(43,594)	(231,343)	—	(276,001)	(425,588)	(976,526)
Loan recoveries	—	—	—	—	62	62
Net loans charged-off	(43,594)	(231,343)	—	(276,001)	(425,526)	(976,464)
Balance, end of year	$391,719	$911,974	$131,914	$360,156	$51,750	$1,847,513
Individually reviewed for impairment	$165,577	$42,393	$—	$—	$—	$207,970
Collectively reviewed for impairment	226,142	869,581	131,914	360,156	51,750	1,639,543
Total allowance for loan losses	$391,719	$911,974	$131,914	$360,156	$51,750	$1,847,513
Gross loans, end of period:
Individually reviewed for impairment	$1,648,091	$5,015,444	$—	$—	$—	$6,663,535
Collectively reviewed for impairment	27,038,540	23,309,561	34,038,935	15,161,839	1,937,553	101,486,428
Total gross loans	$28,686,631	$28,325,005	$34,038,935	$15,161,839	$1,937,553	$108,149,963

Net loan charge-offs increased during 2013 from $230,108 for the year ended December 31, 2012 to $661,954 for the twelve months ended December 31, 2013, an increase of $431,846. The majority of charge-offs in 2013 were partial charge-offs taken on certain collateral-dependent loans within our real estate portfolio segments as well as those recognized in connection with the reclassifying of approximately $1.3 million of loans to held for sale classification at their liquidation value of $900,000. Partial charge-offs were based on recent appraisals and evaluations on commercial real estate loans in the process of foreclosure. Loans with partial charge-offs are typically considered impaired loans and remain on nonaccrual status. In addition, when collateral is obtained in satisfaction of a loan, a charge-off is taken through the allowance at the time of repossession to move the collateral to other real estate owned at fair value less costs to sell.

The allowance as a percentage of gross loans decreased from 2.64% at December 31, 2012 to 2.04% at December 31, 2013. The decrease in the reserve percentage is due to a decrease in gross loans of $6.7 million and a decrease in allowance for loan losses of $556,530. The decrease in allowance is attributed to the recognition of a provision for loan losses and charge-offs taken against specific reserves of $763,554, partially offset by recoveries received of $101,600. The general reserve as a percentage of loans has decreased from 2.28% at December 31, 2012 to 1.78% at December 31, 2013.

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

Other Real Estate Owned and Repossessed Assets

As of December 31, 2013, we had $2.5 million in other real estate owned. This compares to $4.4 million in other real estate owned and $39,457 in repossessed assets as of December 31, 2012. During 2013, collateral was obtained from five loan relationships that went through the foreclosure process. We also completed the sale of eight repossessed properties.

During the quarter ended June 30, 2013, the Company purchased certain classified assets totaling approximately $5.5 million from the Bank (under terms that meet the Market Terms Requirement as described in Regulation W covering transactions between affiliates), resulting in a significant reduction in the Bank’s adversely classified assets. The following tables, other than the net loss on sale of repossessed property in 2013, do not reflect the effect of this transaction because it was an inter-company transaction.

The following table summarizes changes in other real estate owned and repossessed assets during the periods noted:

	2013	2012
Balance at beginning of year	$4,468,294	$5,389,501
Repossessed property acquired in settlement of loans	1,351,257	1,478,230
Proceeds from sales of repossessed property	(1,862,311)	(2,545,208)
Gain (loss) on sale and write-downs of repossessed property, net	(1,449,070)	145,771
Balance at end of year	$2,508,170	$4,468,294

The following table summarizes the composition of other real estate owned and repossessed assets as of the dates noted:

	December 31,
	2013	2012
Residential land lots	$854,910	$1,000,017
Single and multifamily residential real estate	158,900	1,609,500
Commercial office space	89,100	117,500
Commercial land	1,405,260	1,701,820
Equipment	—	39,457
Total	$2,508,170	$4,468,294

During 2013, the Bank completed an asset sale transaction (under terms that meet the Market Terms Requirement as described in Regulation W covering transactions between affiliates) to the Company for a purchase price of $5.5 million. Real estate owned of $3.3 million was transferred to the Company as a result of this sale. No gains or losses were recognized as a result of the asset sale as the assets were sold at current carrying value. During 2013, six pieces of real estate have been sold for proceeds of $1.4 million. The remaining assets are being actively marketed with the primary objective of liquidating the collateral at a level which most accurately approximates fair value and allows recovery of as much of the unpaid principal loan balance as possible upon the sale of the asset within a reasonable period of time. Based on currently available valuation information, the carrying value of these assets is believed to be representative of their fair value less estimated costs to sell, although there can be no assurance that the ultimate proceeds from the sale of these assets will be equal to or greater than their carrying values, particularly in the current real estate environment and the downward, though stabilizing, trends in third party appraised values.

Deposits and Other Interest-Bearing Liabilities

Our primary source of funds for loans and investments is our deposits and short-term repurchase agreements. Average total deposits for the years ended December 31, 2013 and 2012 were $92.8 million and $95.6 million, respectively. The following table shows the balance outstanding and the weighted-average rates paid on deposits held by us as of December 31, 2013, 2012, and 2011.

	2013		2012		2011
	Amount	Rate	Amount	Rate	Amount	Rate
Non-interest bearing demand deposits	$12,044,506	—%	$8,510,872	—%	$7,003,423	—%
Interest bearing demand deposits	6,624,714	0.19	6,343,974	0.19	6,477,631	0.39
Money market accounts	40,031,189	0.24	42,506,508	0.58	35,550,988	0.76
Savings accounts	426,516	0.05	603,588	0.10	391,499	0.19
Time deposits less than $100,000	9,197,213	0.92	13,076,100	0.86	14,798,059	1.05
Time deposits of $100,000 or more	19,250,539	0.66	23,769,346	0.94	22,867,544	1.20
Brokered time deposits less than $100,000	1,594,000	1.55	1,594,000	1.55	9,479,000	2.35
Brokered time deposits of $100,000 or more	—	—	—	—	—	—
Total	$89,168,677	0.39%	$96,404,388	0.64%	$96,568,144	0.98%

Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. Core deposits decreased $2.7 million, or 3.8%, from $71.0 million at December 31, 2012 to $68.3 million at December 31, 2013. Total retail, or customer, deposits increased $1.3 million during 2013, or 2.3%. Beginning in the fourth quarter of 2006, we chose to obtain deposits outside of our local market area in the form of brokered time deposits. Due to the interest rate environment in our market, as well as strong competition from other banking and financial services companies in gathering deposits, brokered time deposits allowed us to obtain funding at a lower interest rate in order to support loan growth. However, due to regulatory constraints, including as a result of our Consent Order, we can no longer accept brokered time deposits without prior approval from the FDIC. At December 31, 2013, we had $1.6 million in brokered time deposits, remaining constant from $1.6 million as of December 31, 2012. Our strong customer deposit growth during 2013 along with the decrease in our loan portfolio enabled us to maintain a strong liquidity position, thereby lowering our cost of interest-bearing liabilities. We will continue to reduce our reliance on brokered time deposits and other noncore funding sources, while focusing our efforts to gather core deposits in our local market. Our loan-to-deposit ratio was 72.9% and 73.0% at December 31, 2013 and 2012, respectively.

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

All of our time deposits are certificates of deposits. The maturity distribution of our time deposits of $100,000 or more, excluding brokered deposits, at December 31, 2013 is as follows:

Three months or less	$3,658,096
Over three through six months	1,952,311
Over six through twelve months	7,445,226
Over twelve months	6,194,906
Total	$19,250,539

Short-Term Borrowings

At December 31, 2013, 2012, and 2011, respectively, the Bank had sold $96,879, $108,680, and $107,777 of securities under agreements to repurchase with brokers with a weighted rate of 0.10%, 0.10%, and 0.30%, respectively that mature in less than 90 days. These agreements were secured with approximately $150,000, $235,000, and $194,000 of investment securities, respectively. The securities, under agreements to repurchase, averaged $109,289 during 2013, with $218,426 being the maximum amount outstanding at any month-end. The average rate paid in 2013 was 0.10%. The securities, under agreements to repurchase, averaged $118,430 during 2012, with $218,426 being the maximum amount outstanding at any month-end. The average rate paid in 2012 was 0.34%. The securities, under agreements to repurchase, averaged $114,735 during 2011, with $218,426 being the maximum amount outstanding at any month-end. The average rate paid in 2011 was 0.55%.

At December 31, 2013, the Bank had an unused unsecured line of credit to purchase federal funds of $2.0 million. The line of credit is available on a one to fourteen day basis for general corporate purposes of the Bank. The lender has reserved the right to withdraw the line at its option. At December 31, 2013, the Bank had pledged $10.9 million in loans to the FRB’s Borrower-in-Custody of Collateral program. Our available credit under this line was approximately $8.7 million as of December 31, 2013.

Federal Home Loan Bank Advances

At December 31, 2013, the Bank had no advances from the FHLB as one of the two advances for $2 million reached maturity and was repaid in April 1, 2013. The additional FHLB advance was repaid in full in June 2013 which resulted in a prepayment penalty of $87,308. At December 31, 2012 and 2011, the Bank had $7.0 million of advances from the FHLB, with a weighted average rate of 1.67% for 2012 and 2.98% for 2011. The Bank utilizes FHLB advances as a long-term source of funding. Advances outstanding as of December 31, 2012 were secured with approximately $45.5 million of first and second mortgage loans and $483,500 of stock in the FHLB. FHLB advances averaged $7.0 million during 2012, and 2011, with $7.0 million being the maximum amount outstanding at any month-end. The average rate paid in 2012 and 2011 was 2.70% and 2.70%, respectively.

Capital Resources

Total shareholders’ equity was $14.3 million at December 31, 2013, a decrease of $6.3 million, or 30.4%, from $20.6 million at December 31, 2012. Shareholders’ equity decreased during 2013 primarily due to the recognition of a net loss of $6.0 million and the increase in the unrealized loss on investment securities of $1.2 million, partially offset by an increase due to the issuance of common stock and paid-in capital from the follow-on offering with funds of $0.6 million, net of offering costs. For 2013, the $6.0 million net loss was the result of an increase in product research and development expenses of $3.0 million, and a $1.5 million increase in expenses to carry other real estate owned, gains and losses of other real estate owned, and write-downs on other real estate owned. Our shareholders’ equity is also affected by fluctuations in our other comprehensive income (loss). The highest month end reported unrealized loss in other comprehensive income during calendar 2013 was $1.7 million in August 2013, as compared to the highest month end unrealized gain in April 2013 of $8,686.

The Federal Reserve guidelines contain an exemption from the capital requirements for “small bank holding companies,” which in 2006 were amended to cover most bank holding companies with less than $500 million in total assets that do not have a material amount of debt or equity securities outstanding registered with the SEC. Although our class of common stock is registered under Section 12 of the Securities Exchange Act, we believe that because our stock is not listed on any exchange or otherwise actively traded, the Federal Reserve will interpret its new guidelines to mean that we qualify as a small bank holding company. Nevertheless, our Bank remains subject to these capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

On November 14, 2011, the Bank entered into the Consent Order with its primary regulator, the OCC, which contains a requirement that the Bank maintain minimum capital requirements that exceed the minimum regulatory capital ratios for “well-capitalized” banks. The Consent Order requires the Bank to achieve Tier 1 capital at least equal to 9% of adjusted total assets, Tier 1 risk based capital at least equal to 10%, and total risk based capital at least equal to 12% of risk-weighted assets by March 31, 2012. With funds from the Private Placement, the Company was able to make two capital contributions totaling $3 million to the Bank. As a result, the Bank’s capital levels are now above the minimum amounts specified in the Consent Order. However, as long as the Consent Order remains in place, the Bank will not be deemed “well capitalized” regardless of its capital levels. See additional discussion above under “Business — Supervision and Regulation.”

The following table sets forth the Bank’s and the Company’s various capital ratios at December 31, 2013, 2012, and 2011.

	Bank			Holding Company
	2013	2012	2011	2013	2012	2011
Total risk-based capital	15.7%	13.8%	10.7%	24.0%	26.5%	10.8%
Tier 1 risk-based capital	14.5%	12.5%	9.5%	22.7%	25.3%	9.5%
Leverage capital	10.2%	9.1%	7.3%	16.0%	18.4%	7.3%

Since December 31, 2013, no conditions or events have occurred, of which we are aware, that have resulted in a material change in the Company’s or the Bank’s category, other than as reported in this Annual Report on Form 10-K. We believe our current ability to generate internal capital combined with our existing capital levels is not sufficient to sustain the Company’s current level of activities without raising additional capital or materially reducing its operating and development expenses. If the Company does not raise additional capital and elects to materially reduce its development and operating expenses to maintain compliance with regulatory requirements, the growth prospects of the business and Company will be materially impaired and significantly reduced. As of December 31, 2013, there were firm commitments of $1.3 million outstanding, some of which were capitalizable software and some of which were maintenance costs and developmental software. Since December 31, 2013, payments of $226,000 have been made against those commitments, and new commitments of $210,000 have been added for outstanding total commitments of $1.3 million as of March 24, 2014. Under Regulation W, the Bank may not be a source of cash or capital for the Company. As disclosed in “Note 20 — Parent Company Financial Information,” the Company’s cash balances were $2.4 million and its loan and real estate held for sale were $2.0 million at December 31, 2013. Due to the uncertainty of timing and amount of cash that might be received from the conversion of the held for sale assets, the current commitments outstanding, the current run rate on fixed expenses, and the prohibition within Regulation W, we believe that the Company does not have sufficient liquidity to fund its current activities without a modification of our current operating strategy or without raising additional capital.

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

Return on Equity and Assets

The following table shows the return on average assets (net income (loss) divided by average total assets), return on average equity (net income (loss) divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the years ended December 31, 2013, 2012 and 2011. Since our inception, we have not paid cash dividends.

	2013	2012	2011
Return on average assets	(5.75)%	(0.55)%	(1.78)%
Return on average equity	(3.92)%	(7.13)%	(22.13)%
Equity to assets ratio	14.68%	7.71%	8.03%

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend to a client as long as the client has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2013 unfunded commitments to extend credit were $2.4 million, of which approximately $1.7 million is at fixed rates and $695,000 is at variable rates. A significant portion of the unfunded commitments related to commercial lines of credit. Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

Other than the significant firm commitments related to our software and development disclosed above under “ — Capital Resources,” we are not involved in off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements, or other transactions that could result in liquidity needs or other commitments that significantly impact earnings.

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

Approximately 57% of our loans were variable rate loans at December 31, 2013, a decrease from 66% at December 31, 2012. As of December 31, 2013, our ratio of cumulative gap to total earning assets after 12 months but within five years was (4.96%) because in a rate change scenario, $4.6 million more liabilities would reprice in a 12 month period than assets. However, our gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

Interest rate risk is the Company’s primary market risk exposure. As part of interest rate risk management, the Company may enter into swap agreements to provide protection from rising rates and the impact on the current gap. Currently, the Company’s exposure to market risk is reviewed on a regular basis by management, and at the Bank level, the ALCO.

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

At December 31, 2013, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $14.4 million, or 13.8% of total assets, a significant decrease from our cash liquidity ratio of 18.1% as of December 31, 2012. During 2013, loan payoffs of $9 million, proceeds from the follow-on offering were used to pay off advances from the FHLB of $7 million in 2013. We carefully focused on liquidity management during 2012 and 2013. As brokered deposits and advances have matured, we have not replaced these funds with wholesale funding as we have sought to reduce our reliance on brokered time deposits and other noncore funding sources. We have one remaining brokered deposit of $1,594,000 that is scheduled to mature by March 31, 2014.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits within our market. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. Our investment securities available for sale at December 31, 2013 amounted to $20.1 million, or 19.3% of total assets. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. At December 31, 2013, $2.5 million of our investment portfolio was pledged against outstanding debt. Therefore, the related debt would need to be repaid prior to the securities being sold and converted to cash.

We are a member of the Federal Home Loan Bank of Atlanta (“FHLB”), from which applications for borrowings can be made for leverage purposes. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. At December 31, 2013, we had collateral that would support approximately $13 million in additional borrowings. Like all banks, we are subject to the FHLB’s credit risk rating policy which assigns member institutions a rating which is reviewed quarterly. The rating system utilizes key factors such as loan quality, capital, liquidity, profitability, etc. During the fourth quarter of 2010, the FHLB downgraded our credit risk rating, which resulted in decreased borrowing availability (total line reduced to 15% of total assets from 20% of total assets) and increased collateral requirements (moved to 125% of borrowings from 115%). During the third quarter of 2013, the FHLB upgraded our credit risk rating, which resulted in increased borrowing availability (total line increased from 15% of total assets to 20% of total assets) and decreased collateral requirements (moved to 115% of borrowings from 125%). Our ability to access our available borrowing capacity from the FHLB in the future is subject to our rating and any subsequent changes based on our financial performance as compared to factors considered by the FHLB in their assignment of our credit risk rating each quarter.

At December 31, 2013, the Bank had an unused line of credit to purchase federal funds of $2.0 million. The line of credit is available on a one to fourteen day basis for general corporate purposes of the Bank. The lender has reserved the right to withdraw the line at its option. At December 31, 2013, the Bank had pledged $10.9 million in loans to the FRB’s Borrower-in-Custody of Collateral program. Our available credit under this line was approximately $8.7 million as of December 31, 2013.

Under Regulation W, the Bank may not be a source of cash or capital for the Company. As disclosed in “Note 20 — Parent Company Financial Information,” the Company’s cash balances were $2.4 million and its loans and real estate held for sale were $2.8 million at December 31, 2013. Due to the uncertainty of the timing and amount of cash that might be received from the conversion of the held for sale assets, the current commitments outstanding, the current run rate on fixed expenses, and the prohibition within Regulation W, we believe the Company does not have sufficient capital to fund its current activities for at least the remainder of the year without a modification of our current operating strategy or without raising additional capital.

Asset/liability management is the process by which we monitor and control the mix and maturities of our assets and liabilities. The essential purposes of asset/liability management are to ensure adequate liquidity and to maintain an appropriate balance between interest sensitive assets and liabilities in order to minimize potentially adverse impacts on earnings from changes in market interest rates. Our ALCO monitors and considers methods of managing exposure to interest rate risk. We have both an internal ALCO consisting of senior management that meets at various times during each month and a board ALCO that meets monthly. The ALCOs are responsible for maintaining the level of interest rate sensitivity of our interest sensitive assets and liabilities within board-approved limits.

The following table sets forth information regarding our rate sensitivity, as of December 31, 2013, at each of the time intervals. The information in the table may not be indicative of our rate sensitivity position at other points in time. In addition, the maturity distribution indicated in the table may differ from the contractual maturities of the earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

	Within three months	After three but within twelve months	After one but within five years	After five years	Total
Interest-earning assets:
Federal funds sold and other	$7,880,000	$—	$—	$—	$7,880,000
Investment securities	502,164	1,301,429	3,890,715	14,431,162	20,125,470
Loans (1)	4,374,776	8,091,151	46,562,697	6,054,646	65,083,270
Total interest-earning assets	$12,756,940	$9,392,580	$50,453,412	$20,485,808	$93,088,740
Interest-bearing liabilities:
Money market and NOW	$46,655,904	$—	$—	$—	$46,655,904
Regular savings	426,516	—	—	—	426,516
Time deposits	6,642,305	14,363,593	7,441,854	—	28,447,752
Brokered time deposits	1,594,000	—	—	—	1,594,000
FHLB advances	—	—	—	—	—
Repurchase agreements	96,879	—	—	—	96,879
Total interest-bearing liabilities	$55,415,604	$14,363,593	$7,441,854	$—	$77,221,051
Period gap	$(42,658,664)	$(4,971,013)	$43,011,558	$20,485,808
Cumulative gap	(42,658,664)	(47,629,677)	(4,618,119)	15,867,689
Ratio of cumulative gap to total earning assets	(45.83)%	(51.17)%	(4.96)%	17.05%

(1)	Loans includes $900,000 in loans classified as held for sale as of December 31, 2013.

Accounting, Reporting, and Regulatory Matters

The following is a summary of recent authoritative pronouncements that may affect our accounting, reporting, and disclosure of financial information:

The Comprehensive Income topic of the ASC was amended in June 2011. The amendment eliminated the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and required consecutive presentation of the statement of net income and other comprehensive income. The amendments were applicable to the Company January 1, 2012 and have been applied retrospectively. In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements while the FASB redeliberated the presentation requirements for the reclassification adjustments. In February 2013, the FASB further amended the Comprehensive Income topic clarifying the conclusions from such redeliberations. Specifically, the amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, in certain circumstances an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amendments were effective for the Company on a prospective basis for reporting periods beginning after December 15, 2012. These amendments did not have a material effect on the Company’s financial statements.

In April 2013, the FASB issued guidance addressing application of the liquidation basis of accounting. The guidance is intended to clarify when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The amendments will be effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein and those requirements should be applied prospectively from the day that liquidation becomes imminent. Early adoption is permitted. The Company does not expect these amendments to have any effect on its financial statements.

In July 2013, the FASB issued guidance to eliminate the diversity in practice regarding presentation of unrecognized tax benefits in the statement of financial position. Under the clarified guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, will be presented in the financial statements as a reduction to a deferred tax asset unless certain criteria are met. The requirements should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The amendments will be effective for the Company for reporting periods beginning after December 15, 2013. The Company does not expect these amendments to have a material effect on its financial statements.

In December 2013, the FASB amended the Master Glossary of the FASB Codification to define “Public Business Entity” to minimize the inconsistency and complexity of having multiple definitions of, or a diversity in practice as to what constitutes, a nonpublic entity and public entity within U.S. GAAP. The amendment does not affect existing requirements, however will be used by the FASB, the Private Company Council (“PCC”), and the Emerging Issues Task Force (“EITF”) in specifying the scope of future financial accounting and reporting guidance. The Company does not expect this amendment to have any effect on its financial statements.

In January 2014, the FASB amended the Receivables — Troubled Debt Restructurings by Creditors subtopic of the Codification to address the reclassification of consumer mortgage loans collateralized by residential real estate upon foreclosure. The amendments clarify the criteria for concluding that an in substance repossession or foreclosure has occurred, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. The amendments also outline interim and annual disclosure requirements. The amendments will be effective for the Company (for interim and annual reporting periods beginning after December 15, 2014. Companies are allowed to use either a modified retrospective transition method or a prospective transition method when adopting this update. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Independence Bancshares, Inc.
Greenville, South Carolina

We have audited the accompanying consolidated balance sheets of Independence Bancshares, Inc. and subsidiary (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independence Bancshares, Inc. and subsidiary as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Elliott Davis, LLC

Greenville, South Carolina
March 31, 2014

INDEPENDENCE BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
Assets
Cash and due from banks	$6,541,955	$20,138,500
Federal funds sold	7,880,000	2,500,000
Investment securities available for sale	20,125,470	25,484,115
Non-marketable equity securities	424,200	735,300
Loans, net of an allowance for loan losses of $1,301,886 and $1,858,416, respectively	62,368,250	68,523,330
Loans held for sale	900,000	—
Accrued interest receivable	358,350	361,777
Property and equipment, net	2,512,816	2,189,600
Other real estate owned and repossessed assets	2,508,170	4,468,294
Other assets	649,924	483,470
Total assets	$104,269,135	$124,884,386

Liabilities
Deposits:
Non-interest bearing	$12,044,506	$8,510,872
Interest bearing	77,124,171	87,893,516
Total deposits	89,168,677	96,404,388

Federal Home Loan Bank advances	—	7,000,000
Securities sold under agreements to repurchase	96,879	108,680
Accrued interest payable	7,432	35,913
Accounts payable and accrued expenses	688,691	775,899
Total liabilities	89,961,679	104,324,880
Commitments and contingencies — notes 11, 12 and 13

Shareholders’ equity
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued	—	—
Common stock, par value $.01 per share; 300,000,000 shares authorized; 20,502,760 and 19,733,760 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	205,028	197,338
Additional paid-in capital	34,738,643	33,745,883
Accumulated other comprehensive (loss) income	(1,216,718)	8,033
Accumulated deficit	(19,419,497)	(13,391,748)
Total shareholders’ equity	14,307,456	20,559,506
Total liabilities and shareholders’ equity	$104,269,135	$124,884,386

See notes to consolidated financial statements that are an integral part of these consolidated statements.

INDEPENDENCE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2013	2012
Interest income
Loans	$3,480,250	$3,798,694
Investment securities	481,696	398,368
Federal funds sold and other	51,113	46,093
Total interest income	4,013,059	4,243,155
Interest expense
Deposits	446,274	777,591
Borrowings	43,952	189,198
Total interest expense	490,226	966,789
Net interest income	3,522,833	3,276,366
Provision for loan losses	105,424	(22,000)
Net interest income after provision for loan losses	3,417,409	3,298,366
Non-interest income
Service fees on deposit accounts	41,475	40,657
Residential loan origination fees	150,284	169,812
Gain on sale of investment securities	—	225,086
Other income	33,385	30,718
Total non-interest income	225,144	466,273
Non-interest expenses
Compensation and benefits	2,557,565	2,006,078
Real estate owned activity	1,590,001	43,272
Occupancy and equipment	567,390	522,932
Insurance	394,056	455,174
Data processing and related costs	339,580	333,334
Professional fees	757,418	719,276
Product research and development expense	2,980,067	—
Other	484,225	297,609
Total non-interest expenses	9,670,302	4,377,675
Loss before income tax expense	(6,027,749)	(613,036)
Income tax expense	—	—
Net loss	$(6,027,749)	$(613,036)
Other comprehensive income, net of tax
Unrealized gain (loss) on investment securities available for sale, net of tax	(1,224,751)	12,172
Reclassification adjustment included in net income, net of tax	—	(88,589)
Other comprehensive loss	(1,224,751)	(76,417)
Total comprehensive loss	$(7,252,500)	$(689,453)
Loss per common share — basic and diluted	$(0.30)	$(0.29)
Weighted average common shares outstanding — basic and diluted	20,056,108	2,133,231

See notes to consolidated financial statements that are an integral part of these consolidated statements.

INDEPENDENCE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total shareholders’ equity
December 31, 2011	2,085,010	$20,850	$21,102,085	$84,450	$(12,778,712)	$8,428,673
Compensation expense related to stock options granted	—	—	168,750	—	—	168,750
Issuance of stock — capital raise, net of expenses	17,648,750	176,488	12,475,048			12,651,536
Net loss	—	—	—	—	(613,036)	(613,036)
Other comprehensive loss	—	—	—	(76,417)	—	(76,417)
December 31, 2012	19,733,760	$197,338	$33,745,883	$8,033	$(13,391,748)	$20,559,506
Compensation expense related to stock options granted	—	—	472,948	—	—	472,948
Issuance of stock — capital raise, net of expenses	769,000	7,690	519,812	—	—	527,502
Net loss	—	—	—	—	(6,027,749)	(6,027,749)
Other comprehensive loss	—	—	—	(1,224,751)	—	(1,224,751)
December 31, 2013	20,502,760	$205,028	$34,738,643	$(1,216,718)	$(19,419,497)	$14,307,456

See notes to consolidated financial statements that are an integral part of these consolidated statements.

INDEPENDENCE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012
Operating activities
Net loss	$(6,027,749)	$(613,036)
Adjustments to reconcile net loss to cash used in operating activities:
Provision for loan losses	105,424	(22,000)
Depreciation	130,110	156,952
Amortization of investment securities discounts/premiums, net	372,232	216,367
Compensation expense related to stock options granted	472,948	168,750
Gain on sale of investment securities	—	(225,086)
Net changes in fair value and losses on other real estate owned and repossessed assets	1,449,070	(145,771)
(Increase) decrease in other assets, net	(158,888)	247,949
Increase (decrease) in other liabilities, net	(115,689)	143,753
Net cash used in operating activities	(3,772,543)	(72,122)
Investing activities
Repayments of loans, net	3,798,399	4,799,278
Purchase of investment securities available for sale	—	(25,571,647)
Maturities and sales of investment securities available for sale	1,000,000	10,477,874
Repayments of investment securities available for sale	2,757,523	2,123,998
Redemption of non-marketable equity securities	311,100	183,050
Purchase of property and equipment	(453,325)	(4,813)
Sale of other real estate owned and repossessed assets	1,862,311	2,545,208
Net cash provided by (used in) investing activities	9,276,008	(5,447,052)
Financing activities
Decrease in deposits, net	(7,235,711)	(163,756)
(Decrease) increase in short-term borrowings and securities sold under agreements to repurchase	(7,011,801)	903
Increase in accrued costs, capital raise	—	467,500
Paid in capital and common stock from capital raise	527,502	12,651,536
Net cash (used in) provided by financing activities	(13,720,010)	12,956,183
Net (decrease) increase in cash and cash equivalents	(8,216,545)	7,437,009
Cash and cash equivalents at beginning of the year	22,638,500	15,201,491
Cash and cash equivalents at end of the year	$14,421,955	$22,638,500
Supplemental information
Cash paid for
Interest	$518,707	$987,863
Schedule of non-cash transactions
Unrealized loss on investment securities, net of tax	$(1,224,751)	$(76,417)
Loans transferred to other real estate owned and repossessed assets	$1,351,257	$1,478,230
Loans transferred to loans held for sale (at liquidation value)	$900,000	$—

See notes to consolidated financial statements that are an integral part of these consolidated statements.

INDEPENDENCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

Independence Bancshares, Inc. (the “Company”) is a South Carolina corporation organized to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956 and the South Carolina Bank Holding Company Act, and to own and control all of the capital stock of Independence National Bank (the “Bank”). The Bank is a national association organized under the laws of the United States to conduct general banking business in Greenville, South Carolina. On May 31, 2005, the Company sold 2,085,010 shares of its common stock in its initial public offering. All shares were sold at $10.00 per share. The offering raised approximately $20.5 million, net of offering costs. On December 31, 2012, the Company sold 17,648,750 shares of its common stock to certain accredited investors in the Private Placement (the “Private Placement”), which equated to gross proceeds of $14.1 million. All shares were sold at $0.80 per share. On August 1, 2013, the Company sold 769,000 shares of its common stock at a price of $0.80 per share to certain existing shareholders in a follow-on offering for gross proceeds of approximately $615,200 (the “Follow-on Offering”). The Bank operates three full service branch offices in Greenville, South Carolina.

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

Business Segments

The Company reports its activities as four business segments — Banking, Transaction Services, Asset Management and Holding Company. In determining proper segment definition, the Company considers the materiality of a potential segment and components of the business about which financial information is available and regularly evaluated, relative to a resource allocation and performance assessment. Please refer to “Note 18 — Business Segments” for further information on the reporting for the four business segments.

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

Regulatory Considerations

On November 14, 2011, the Bank entered into the Consent Order with its primary regulator, the OCC which contains a requirement that the Bank maintain minimum capital ratios that exceed the minimum regulatory capital ratios for “well-capitalized” banks. The Consent Order requires the Bank to achieve Tier 1 capital of at least equal to 9% of adjusted total average assets, Tier 1 risk based capital of at least equal to 10%, and total risk based capital of at least equal to 12% of risk-weighted assets The Bank’s capital levels are now above the minimum amounts specified in the Consent Order. However, as we are still subject to the Consent Order, the OCC has the authority to subject us to further enforcement remedies, including civil money penalties or other sanctions the OCC considers appropriate. Further, as long as the Consent Order remains in place, the Bank will not be deemed “well capitalized” regardless of its capital levels.

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

At December 31, 2013 and 2012, the Company had restricted cash totaling $2,000 with the FHLB of Atlanta. Also at December 31, 2013 and 2012, the Company had restricted cash totaling $500,000 with Pacific Coast Bankers Bank, the Company’s primary correspondent bank. The Company places its deposits and correspondent accounts with and sells its federal funds to high quality institutions. Management believes credit risk associated with correspondent accounts is not significant.

Investment Securities

Investment securities are accounted for in accordance with FASB ASC Topic 320, “Investments — Debt and Equity Securities.” Management classifies securities at the time of purchase into one of three categories as follows: (1) Securities Held to Maturity: securities which the Company has the positive intent and ability to hold to maturity, which are reported at amortized cost; (2) Trading Securities: securities that are bought and held principally for the purpose of selling them in the near future, which are reported at fair value with unrealized gains and losses included in earnings; and (3) Securities Available for Sale: securities that may be sold under certain conditions, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity as accumulated other comprehensive income. The amortization of premiums and accretion of discounts on investment securities are recorded as adjustments to interest income. Gains or losses on sales of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. Unrealized losses on securities, reflecting a decline in value or impairment judged by the Company to be other-than-temporary, are charged to earnings in the consolidated statements of operations.

Non-Marketable Equity Securities

The Bank, as a member of the FRB and the FHLB, is required to own capital stock in these organizations. The amount of FRB stock owned is based on the Bank’s capital levels and totaled $274,300 and $251,800 at December 31, 2013 and 2012, respectively. The amount of FHLB stock owned is determined based on the Bank’s balances of residential mortgages and advances from the FHLB and totaled $149,900 and $483,500 at December 31, 2013 and 2012, respectively. No ready market exists for these stocks, and they have no quoted market value. However, redemption of these stocks has historically been at par value. Accordingly, the carrying amounts are deemed to be a reasonable estimate of fair value.

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

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

Loans Held for Sale

At December 31, 2013, the Company held approximately $900,000 in loans classified as held for sale because the Company was in the process of soliciting bids to sell approximately $1.3 million of loans to unaffiliated third party investors, and it was the Company’s intent to accept the highest bid received assuming it was greater than $900,000. As of December 31, 2013, these loans were reclassified out of the loans held for investment category and segregated on the balance sheet as held for sale. These loans are carried at their liquidation value based on the minimum acceptable bid threshold set by the Company with the remaining difference of approximately $407,000 being charged off through the allowance for loan losses.

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

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

Allowance for Loan Losses, continued

The Company designates loan modifications as TDRs when, for economic or legal reasons related to the borrower’s financial difficulties, a concession is granted to the borrower that would not otherwise be considered. Upon initial restructuring, TDRs are considered classified and impaired and are placed in nonaccrual status if not already categorized. TDRs are returned to accrual status when there is economic substance to the restructuring, any portion of the debt not expected to be repaid has been charged off, the remaining note is reasonably assured of repayment in accordance with its modified terms, and the borrower has demonstrated sustained repayment performance in accordance with the modified terms for a reasonable period of time (generally six months).

Property and Equipment and Software

Land is reported at cost. Buildings and improvements, furniture and equipment, software, and automobiles are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method, based on the estimated useful lives of 40 years for buildings and 3 to 15 years for software, furniture, equipment and automobiles. Leasehold improvements are amortized over the life of the lease. The cost of assets sold or otherwise disposed of, and the related allowance for depreciation, are eliminated from the accounts and the resulting gains or losses are reflected in the statement of operations when incurred. Maintenance and repairs are charged to current expense. The costs of major renewals and improvements are capitalized.

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

Fair Value

The Company determines the fair market values of its financial instruments based on the fair value hierarchy established in FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”), which provides a framework for measuring and disclosing fair value under GAAP. ASC Topic 820 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available-for-sale investment securities) or on a nonrecurring basis (for example, impaired loans).

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

Fair Value, continued

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

Net Loss per Share

Basic loss per share represents net loss divided by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method. For the years ended December 31, 2013 and 2012 as a result of the Company’s net loss, all of the potential common shares (3,273,505 and 473,505 stock options, respectively, and 312,500 and 337,500 warrants, respectively) were considered anti-dilutive.

Research and Development

All costs incurred to establish the technological feasibility of computer software to be sold, leased or otherwise marketed as research and development are expensed as incurred. Once technological feasibility has been established, the subsequent costs of producing, coding and testing the products should be capitalized. The expensing of computer software costs is discontinued when the product is available for general release to customers. Currently, the Company has not achieved technological feasibility and is expensing all computer software purchases related to research and development. Once technological feasibility is reached, the Company will capitalize costs as incurred.

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that may affect our accounting, reporting, and disclosure of financial information:

The Comprehensive Income topic of the ASC was amended in June 2011. The amendment eliminated the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and required consecutive presentation of the statement of net income and other comprehensive income. The amendments were applicable to the Company January 1, 2012 and have been applied retrospectively. In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements while the FASB redeliberated the presentation requirements for the reclassification adjustments. In February 2013, the FASB further amended the Comprehensive Income topic clarifying the conclusions from such redeliberations. Specifically, the amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, in certain circumstances an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amendments were effective for the Company on a prospective basis for reporting periods beginning after December 15, 2012. These amendments did not have a material effect on the Company’s financial statements.

In April 2013, the FASB issued guidance addressing application of the liquidation basis of accounting. The guidance is intended to clarify when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The amendments will be effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein and those requirements should be applied prospectively from the day that liquidation becomes imminent. Early adoption is permitted. The Company does not expect these amendments to have any effect on its financial statements.

In July 2013, the FASB issued guidance to eliminate the diversity in practice regarding presentation of unrecognized tax benefits in the statement of financial position. Under the clarified guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, will be presented in the financial statements as a reduction to a deferred tax asset unless certain criteria are met. The requirements should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The amendments will be effective for the Company for reporting periods beginning after December 15, 2013. The Company does not expect these amendments to have a material effect on its financial statements.

In December 2013, the FASB amended the Master Glossary of the FASB Codification to define “Public Business Entity” to minimize the inconsistency and complexity of having multiple definitions of, or a diversity in practice as to what constitutes, a nonpublic entity and public entity within U.S. GAAP. The amendment does not affect existing requirements, however will be used by the FASB, the PCC, and the EITF in specifying the scope of future financial accounting and reporting guidance. The Company does not expect this amendment to have any effect on its financial statements.

In January 2014, the FASB amended the Receivables — Troubled Debt Restructurings by Creditors subtopic of the Codification to address the reclassification of consumer mortgage loans collateralized by residential real estate upon foreclosure. The amendments clarify the criteria for concluding that an in substance repossession or foreclosure has occurred, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. The amendments also outline interim and annual disclosure requirements. The amendments will be effective for the Company (for interim and annual reporting periods beginning after December 15, 2014). Companies are allowed to use

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

Recently Issued Accounting Pronouncements, continued

either a modified retrospective transition method or a prospective transition method when adopting this update. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2 — INVESTMENT SECURITIES

The amortized costs and fair values of investment securities available for sale are as follows:

	December 31, 2013
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Government-sponsored mortgage-backed	$10,952,187	$43,394	$(542,309)	$10,453,272
Municipals, tax-exempt	9,064,397	—	(682,916)	8,381,481
Municipals, taxable	1,325,604	4,417	(39,304)	1,290,717
Total investment securities available for sale	$21,342,188	$47,811	$(1,264,529)	$20,125,470

	December 31, 2012
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Government-sponsored enterprises	$1,000,000	$1,783	$—	$1,001,783
Government-sponsored mortgage-backed	13,970,527	94,008	(121,417)	13,943,118
Municipals, tax-exempt	9,168,199	75,608	(68,218)	9,175,589
Municipals, taxable	1,333,217	30,443	(35)	1,363,625
Total investment securities available for sale	$25,471,943	$201,842	$(189,670)	$25,484,115

The following table presents information regarding securities with unrealized losses at December 31, 2013:

	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored mortgage-backed	$2,753,651	$55,958	$6,955,336	$486,350	$9,708,987	$542,308
Municipals, tax-exempt	5,497,537	402,945	1,008,590	109,545	6,506,127	512,490
Municipals, taxable	998,435	39,304	1,875,354	170,427	2,873,789	209,731
Total temporarily impaired securities	$9,249,623	$498,207	$9,839,280	$766,322	$19,088,903	$1,264,529

NOTE 2 — INVESTMENT SECURITIES, Continued

The following table presents information regarding securities with unrealized losses at December 31, 2012:

	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored mortgage-backed	$9,343,834	$121,417	$—	$—	$9,343,834	$121,417
Government-sponsored enterprises	—	—	—	—	—	—
Municipals, tax-exempt	1,103,920	29,472	—	—	1,103,920	29,472
Municipals, taxable	2,549,142	38,781	—	—	2,549,142	38,781
Total temporarily impaired securities	$12,996,896	$189,670	$—	$—	$12,996,896	$189,670

At December 31, 2013, investment securities with a fair value of $9.2 million and unrealized losses of $498,207 had been in a continuous loss position for less than twelve months. At December 31, 2013, investment securities with a fair value of approximately $9.8 million and unrealized losses of $766,322 had been in a continuous loss position for more than one year. All remaining investment securities were in an unrealized gain position. The Company believes, based on industry analyst reports and credit ratings that the deterioration in the fair value of these investment securities available for sale is attributed to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. The Company has the ability and intent to hold these securities until such time as the values recover or the securities mature. At December 31, 2012, investment securities with a fair value of $13.0 million and unrealized losses of $189,670 had been in a continuous loss position for less than twelve months. At December 31, 2012, all remaining investment securities were in an unrealized gain position.

The amortized costs and fair values of investment securities available for sale at December 31, 2013, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers have the right to prepay the obligations.

	December 31, 2013
	Amortized Cost	Fair Value
Due within one year	$—	$—
Due after one through three years	—	—
Due after three through five years	—	—
Due after five through ten years	2,838,189	2,651,562
Due after ten years	18,503,999	17,473,908
Total investment securities	$21,342,188	$20,125,470

During 2012, the Company received proceeds from sales of securities of $7.5 million for a total gain of $225,086. The Company did not receive any proceeds from sales of securities during 2013. At December 31, 2013 and 2012, $2.5 million and $5.3 million in securities were pledged as collateral for repurchase agreements, a credit line and public deposits.

The Company’s investment portfolio consists principally of obligations of the United States of America, its agencies or enterprises it sponsors. In the opinion of management, there is no concentration of credit risk in its investment portfolio.

NOTE 3 — LOANS

The composition of net loans by major category is as follows:

	December 31,
	2013	2012
Real estate:
Commercial	$21,795,047	$24,845,155
Construction and development	10,053,100	12,299,452
Single and multifamily residential	18,757,484	21,294,926
Total real estate loans	50,605,631	58,439,533
Commercial business	12,170,698	10,915,768
Consumer	999,941	1,128,544
Deferred origination fees, net	(106,134)	(102,099)
Gross loans, net of deferred fees	63,670,136	70,381,746
Less allowance for loan losses	(1,301,886)	(1,858,416)
Loans, net	$62,368,250	$68,523,330

The Company, through the Bank, makes loans to individuals and small- to mid-sized businesses for various personal and commercial purposes primarily in Greenville County, South Carolina. Credit concentrations can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, certain loan products, or certain regions of the country. Credit risk associated with these concentrations could arise when a significant amount of loans, related by similar characteristics, are simultaneously impacted by changes in economic or other conditions that cause their probability of repayment to be adversely affected. The Company regularly monitors its credit concentrations. The Company does not have a significant concentration to any individual client. The major concentrations of credit arise by collateral type. As of December 31, 2013, management has determined that the Company has a concentration in commercial real estate loans, including construction and development loans. At December 31, 2013, the Company had $31.8 million in commercial real estate loans, representing 50.0% of gross loans. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened portfolio monitoring and reporting, and strong underwriting criteria with respect to its commercial real estate portfolio.

At December 31, 2013, the Company held approximately $900,000 classified as loans held for sale that are not included in the loan balances disclosed above or in the disclosures presented in the remainder of Note 3. At December 31, 2013, the Company was in the process of soliciting bids to sell approximately $1.3 million of loans to unaffiliated third party investors, and it was the Company’s intent to accept the highest bid received assuming it was greater than $900,000. As of December 31, 2013, these loans were reclassified out of the loans held for investment category and segregated on the balance sheet as held for sale. These loans are carried at their liquidation value based on the minimum acceptable bid threshold set by the Company with the remaining difference of approximately $407,000 being charged off through the allowance for loan losses.

During 2013, the Bank completed an asset sale transaction (under terms that meet the Market Terms Requirement as described in Regulation W covering transactions between affiliates) to the Company for a purchase price of $5.5 million. Real estate owned of $3.3 million was transferred to the Company as a result of this sale. No gains or losses were recognized as a result of the asset sale as the assets were sold at current carrying value. During 2013, six pieces of real estate have been sold for proceeds of $1.4 million. The remaining assets are being actively marketed for sale.

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

NOTE 3 — LOANS, Continued

Company makes variable rate loans and fixed rate principal-amortizing loans with maturities prior to the loan being fully paid (i.e. balloon payment loans). These loans are underwritten and monitored to manage the associated risks. Management has determined that there is no concentration of credit risk associated with its lending policies or practices.

The composition of gross loans, before the deduction for deferred origination fees, by rate type is as follows:

December 31, 2013
Variable rate loans	$36,597,766
Fixed rate loans	27,178,504
$63,776,270

Directors, executive officers and associates of such persons are customers of and have transactions with the Bank in the ordinary course of business. Included in such transactions are outstanding loans and commitments, all of which were made under substantially the same credit terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectability. The aggregate dollar amount of these outstanding loans was $1.7 million and $4.0 million at December 31, 2013 and 2012, respectively. During 2013, there were no new loans and advances on these lines of credit and repayments were approximately $2.2 million. At December 31, 2013, there were commitments to extend additional credit to related parties in the amount of approximately $168,000.

The Bank has a line of credit with the FHLB to borrow funds, subject to the pledge of qualified collateral. Acceptable collateral includes certain types of commercial real estate, consumer residential and home equity loans. At December 31, 2013, approximately $39.5 million of first and second mortgage loans, commercial loans and home equity lines of credit were specifically pledged to the FHLB, resulting in $13.0 million in lendable collateral. At December 31, 2013, the Bank had also pledged $10.9 million of commercial loans to the FRB’s Borrower-in-Custody of Collateral program, resulting in $8.7 million in lendable collateral. The Bank had no outstanding borrowings from the FRB and FHLB as of December 31, 2013.

Credit Quality

The following table summarizes delinquencies and nonaccruals, by portfolio class, as of December 31, 2013 and 2012.

	Single and multifamily residential real estate	Construction and development	Commercial real estate — other	Commercial business	Consumer	Total
December 31, 2013
30–59 days past due	$—	$42,542	$524,430	$—	$—	$566,972
60–89 days past due	—	—	—	—	—	—
Nonaccrual	46,847	1,008,253	347,615	—	—	1,402,715
Total past due and nonaccrual	46,847	1,050,795	872,045	—	—	1,969,687
Current	18,710,637	9,002,305	20,923,002	12,170,698	999,941	61,806,583
Total loans	$18,757,484	$10,053,100	$21,795,047	$12,170,698	$999,941	$63,776,270
December 31, 2012
30–59 days past due	$46,178	$—	$—	$—	$9,316	$55,494
60–89 days past due	—	—	—	—	1,541	1,541
Nonaccrual	719,260	3,710,587	331,000	—	—	4,760,847
Total past due and nonaccrual	765,438	3,710,587	331,000	—	10,857	4,817,882
Current	20,529,488	8,588,865	24,514,155	10,915,768	1,117,687	65,665,963
Total loans	$21,294,926	$12,299,452	$24,845,155	$10,915,768	$1,128,544	$70,483,845

NOTE 3 — LOANS, Continued

At December 31, 2013 and 2012, there were nonaccrual loans of $1.4 million and $4.8 million, respectively, included in the above loan balances. Foregone interest income related to nonaccrual loans equaled $72,525 and $364,856 for the years ended December 31, 2013 and 2012, respectively. No interest income was recognized on nonaccrual loans during 2013 and 2012. At both December 31, 2013 and 2012, there were no accruing loans which were contractually past due 90 days or more as to principal or interest payments.

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

The following table summarizes management’s internal credit risk grades, by portfolio class, as of December 31, 2013 and 2012.

	Single and multifamily residential real estate	Construction and development	Commercial real estate — other	Commercial business	Consumer	Total
December 31, 2013
Pass Loans (Consumer)	$10,875,181	$693,307	$—	$—	$999,941	$12,568,429
Grade 1 — Prime	—	—	—	—	—	—
Grade 2 — Good	—	—	274,757	176,921	—	451,678
Grade 3 — Acceptable	1,967,068	646,410	6,743,008	3,034,590	—	12,391,076
Grade 4 — Acceptable w/Care	4,571,825	6,743,830	13,232,782	8,959,187	—	33,507,624
Grade 5 — Special Mention	731,681	88,665	677,746	—	—	1,498,092
Grade 6 — Substandard	611,729	1,880,888	866,754	—	—	3,359,371
Grade 7 — Doubtful	—	—	—	—	—	—
Total loans	$18,757,484	$10,053,100	$21,795,047	$12,170,698	$999,941	$63,776,270

	Single and multifamily residential real estate	Construction and development	Commercial real estate — other	Commercial business	Consumer	Total
December 31, 2012
Pass Loans (Consumer)	$11,422,022	$696,905	$139,012	$113,288	$1,128,544	$13,499,771
Grade 1 — Prime	—	—	—	308,750	—	308,750
Grade 2 — Good	—	—	230,280	107,938	—	338,218
Grade 3 — Acceptable	2,117,292	348,161	10,556,916	1,989,425	—	15,011,794
Grade 4 — Acceptable w/Care	4,659,260	6,027,262	12,273,743	8,333,192	—	31,293,457
Grade 5 — Special Mention	1,061,367	95,941	—	63,175	—	1,220,483
Grade 6 — Substandard	2,034,985	5,131,183	1,645,204	—	—	8,811,372
Grade 7 — Doubtful	—	—	—	—	—	—
Total loans	$21,294,926	$12,299,452	$24,845,155	$10,915,768	$1,128,544	$70,483,845

Loans graded one through four are considered “pass” credits. At December 31, 2013, approximately 92% of the loan portfolio had a credit grade of “pass” compared to 86% at December 31, 2012. For loans to qualify for this grade, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment. Loans totaling $1.5 million and $1.2 million, respectively, were classified as special mention at December 31, 2013 and 2012. This classification is utilized when an initial concern is identified about the financial health of a borrower. Loans are designated as such in order to

NOTE 3 — LOANS, Continued

be monitored more closely than other credits in the loan portfolio. At December 31, 2013 and 2012, substandard loans totaled $3.4 million and $8.8 million, respectively, with the vast majority of these loans being collateralized by real estate. Substandard credits are evaluated for impairment on a quarterly basis.

The following table summarizes information relative to impaired loans, by portfolio class, at December 31, 2013 and 2012.

	Unpaid principal balance	Recorded investment	Related allowance	Average impaired investment	Interest income
December 31, 2013
With no related allowance recorded:
Single and multifamily residential real estate	$46,846	$46,846	$—	$68,150	$—
Construction and development	99,064	99,064	—	1,024,431	—
Commercial real estate — other	—	—	—	397,866	—
Commercial business	—	—	—	—	—
Consumer	—	—	—	—	—
With related allowance recorded:
Single and multifamily residential real estate	91,845	91,845	7,425	1,061,643	4,546
Construction and development	1,174,019	909,189	101,000	1,309,119	—
Commercial real estate — other	347,969	347,969	83,614	339,453	—
Commercial business	—	—	—	—	—
Consumer	—	—	—	—	—
Total:
Single and multifamily residential real estate	138,691	138,691	7,425	1,129,793	4,546
Construction and development	1,273,083	1,008,253	101,000	2,333,550	—
Commercial real estate — other	347,969	347,969	83,614	737,319	—
Commercial business	—	—	—	—	—
Consumer	—	—	—	—	—
	$1,759,743	$1,494,913	$192,039	$4,200,662	$4,546

	Unpaid principal balance	Recorded investment	Related allowance	Average impaired investment	Interest income
December 31, 2012
With no related allowance recorded:
Single and multifamily residential real estate	$91,859	$91,859	$—	$91,342	$5,405
Construction and development	2,478,357	2,315,396	—	2,233,267	108,322
Commercial real estate — other	1,314,205	1,314,205	—	1,277,725	72,967
Commercial business	—	—	—	—	—
Consumer	—	—	—	—	—
With related allowance recorded:
Single and multifamily residential real estate	2,029,076	1,943,127	159,979	1,466,570	—
Construction and development	3,596,136	2,498,606	248,417	3,359,431	58,301
Commercial real estate — other	331,000	331,000	34,000	318,679	—
Commercial business	—	—	—	—	—
Consumer	—	—	—	—	—
Total:
Single and multifamily residential real estate	2,120,935	2,034,986	159,979	1,557,912	5,405
Construction and development	6,074,493	4,814,002	248,417	5,592,698	166,623
Commercial real estate — other	1,645,205	1,645,205	34,000	1,596,404	72,967
Commercial business	—	—	—	—	—
Consumer	—	—	—	—	—
	$9,840,633	$8,494,193	$442,396	$8,747,014	$244,995

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

At December 31, 2013, the principal balance of TDRs was zero as these loans had been reclassified as loans held for sale as of that date. At December 31, 2012, the principal balance of TDRs totaled $2.5 million. All TDRs were considered classified or impaired at December 31, 2012. No TDRs went into default during the years ended December 31, 2013 and 2012. A TDR can be removed from “troubled’ status once there is sufficient history of demonstrating the borrower can service the credit under market terms. We currently consider sufficient history to be approximately six months. As of December 31, 2012, the carrying balance consisted of three performing loans within two relationships.

Provision and Allowance for Loan Losses

The following table summarizes activity related to our allowance for loan losses for the years ended December 31, 2013 and 2012, by portfolio segment.

	Single and multifamily residential real estate	Construction and development	Commercial real estate — other	Commercial business	Consumer	Total
December 31, 2013
Allowance for loan losses:
Balance, beginning of year	$611,576	$1,073,110	$63,747	$36,683	$73,300	$1,858,416
Provision for loan losses	(83,473)	(361,040)	549,429	(16,312)	16,820	105,424
Loan charge-offs	(259,346)	(97,060)	(407,000)	—	(148)	(763,554)
Loan recoveries	—	95,000	—	6,499	101	101,600
Net loans charged-off	(259,346)	(2,060)	(407,000)	6,499	(47)	(661,954)
Balance, end of year	$268,757	$710,010	$206,176	$26,870	$90,073	$1,301,886
Individually reviewed for impairment	$7,425	$101,000	$83,614	$—	$—	$192,039
Collectively reviewed for impairment	261,332	609,010	122,562	26,870	90,073	1,109,847
Total allowance for loan losses	$268,757	$710,010	$206,176	$26,870	$90,073	$1,301,886

Gross loans, end of period:
Individually reviewed for impairment	$138,691	$1,008,253	$347,969	$—	$—	$1,494,913
Collectively reviewed for impairment	18,618,793	9,044,847	21,447,078	12,170,698	999,941	62,281,357
Total gross loans	$18,757,484	$10,053,100	$21,795,047	$12,170,698	$999,941	$63,776,270

NOTE 3 — LOANS, Continued

	Single and multifamily residential real estate	Construction and development	Commercial real estate — other	Commercial business	Consumer	Total
December 31, 2012
Allowance for loan losses:
Balance, beginning of year	$576,669	$688,847	$347,061	$412,808	$85,138	$2,110,523
Provision for loan losses	88,351	402,724	(233,315)	(361,806)	82,046	(22,000)
Loan charge-offs	(55,330)	(18,461)	(49,999)	(15,443)	(93,884)	(233,117)
Loan recoveries	1,886	—	—	1,124	—	3,010
Net loans charged-off	(53,444)	(18,461)	(49,999)	(14,320)	(93,884)	(230,108)
Balance, end of year	$611,576	$1,073,110	$63,747	$36,683	$73,300	$1,858,416
Individually reviewed for impairment	$159,979	$248,417	$34,000	$—	$—	$442,396
Collectively reviewed for impairment	451,597	824,693	29,747	36,683	73,300	1,416,020
Total allowance for loan losses	$611,576	$1,073,110	$63,747	$36,683	$73,300	$1,858,416

Gross loans, end of period:
Individually reviewed for impairment	$2,034,986	$4,814,002	$1,645,205	$—	$—	$8,494,193
Collectively reviewed for impairment	19,259,940	7,485,450	23,199,950	10,915,768	1,128,544	61,989,652
Total gross loans	$21,294,926	$12,299,452	$24,845,155	$10,915,768	$1,128,544	$70,483,845

NOTE 4 — PROPERTY, EQUIPMENT AND SOFTWARE

Property, equipment and software are stated at cost less accumulated depreciation. Components of property, equipment and software included in the consolidated balance sheets are as follows:

	December 31,
	2013	2012
Land and land improvements	$1,108,064	$1,108,064
Building	784,845	784,845
Leasehold improvements	257,159	257,159
Software	374,039	24,039
Furniture and equipment	1,314,604	1,222,822
	3,838,711	3,396,929
Accumulated depreciation	(1,325,895)	(1,207,329)
Total property, equipment and software	$2,512,816	$2,189,600

Depreciation expense for the years ended December 31, 2013 and 2012 was $130,110 and $156,952, respectively. There was one asset disposal for $11,543 and no asset retirements during 2013. In 2013, we entered into contracts with two software vendors for use in the digital payments processing business. These contracts required upfront payments totaling $576,000, some of which was capitalizable software and some of which was maintenance. During 2014, another $1.3 million is due in varying installments, most of which will not be capitalizable.

NOTE 5 — OTHER REAL ESTATE OWNED AND REPOSSESSED ASSETS

The following table summarizes the composition of other real estate owned and repossessed assets as of the dates noted.

	December 31,
	2013	2012
Residential land lots	$854,910	$1,000,017
Single and multifamily residential real estate	158,900	1,609,500
Commercial office space	89,100	117,500
Commercial land	1,405,260	1,701,820
Equipment	—	39,457
	$2,508,170	$4,468,294

Changes in other real estate owned and repossessed assets are presented below:

	2013	2012
Balance at beginning of year	$4,468,294	$5,389,501
Repossessed property acquired in settlement of loans	1,351,257	1,478,230
Proceeds from sales of repossessed property	(1,862,311)	(2,545,208)
Gain (loss) on sale and write-downs of repossessed property, net	(1,449,070)	145,771
Balance at end of year	$2,508,170	$4,468,294

During the quarter ended June 30, 2013, we purchased certain classified assets totaling approximately $5.5 million from the Bank (under terms that meet the Market Terms Requirement as described in Regulation W covering transactions between affiliates), resulting in a significant reduction in the Bank’s adversely classified assets. The table above, other than the net loss on sale of repossessed assets in 2013, does not reflect the effect of this transaction because it was an inter-company transaction.

NOTE 6 — DEPOSITS

Deposits at December 31, 2013 and 2012 are summarized as follows:

	2013	2012
Non-interest bearing	$12,044,506	$8,510,872
Interest bearing:
NOW accounts	6,624,714	6,343,974
Money market accounts	40,031,189	42,506,508
Savings	426,516	603,588
Time, less than $100,000	9,197,213	13,076,100
Time, $100,000 and over	19,250,539	23,769,346
Brokered time deposits, less than $100,000	1,594,000	1,594,000
Brokered time deposits, $100,000 and over	—	—
Total deposits	$89,168,677	$96,404,388

Interest expense on time deposits greater than $100,000 was $185,010 and $248,977 for the years ended December 31, 2013 and 2012, respectively.

At December 31, 2013 the scheduled maturities of certificates of deposit (including brokered time deposits) are as follows:

2014	$22,599,898
2015	5,416,803
2016	1,988,525
2017	31,740
2018	4,786
$30,041,752

NOTE 6 — DEPOSITS, Continued

At December 31, 2013, $2.4 million in securities were pledged as collateral for public deposits.

NOTE 7 — SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

At December 31, 2013 and 2012, respectively, the Bank had sold $96,879 and $108,680 of securities under agreements to repurchase with brokers with a weighted rate of 0.10% and 0.10%, respectively that mature in less than 90 days. These agreements were secured with approximately $150,000 and $235,000 of investment securities, respectively. The securities, under agreements to repurchase, averaged $109,289 during 2013 with $218,426 being the maximum amount outstanding at any month-end. The average rate paid in 2013 was 0.10%. The securities, under agreements to repurchase, averaged $118,430 during 2012, with $218,426 being the maximum amount outstanding at any month-end. The average rate paid in 2012 was 0.34%.

NOTE 8 — FEDERAL HOME LOAN BANK ADVANCES

At December 31, 2012 the Bank had advances of $7,000,000 from the FHLB. The Bank utilizes FHLB advances as long-term sources of funding. At December 31, 2012 these advances were secured with approximately $45.5 million of first and second mortgage loans and $483,500 of stock in the FHLB. At December 31, 2013, the Bank had no advances from the FHLB as one of the two advances for $2 million reached maturity and was repaid in April 1, 2013. The additional FHLB advance was repaid in full in June 2013 which resulted in a prepayment penalty of $87,308.

NOTE 9 — UNUSED LINES OF CREDIT

At December 31, 2013, the Bank had an unused unsecured line of credit to purchase federal funds of $2.0 million that has not been utilized. The line of credit is available on a one to fourteen day basis for general corporate purposes of the Bank. The lender has reserved the right to withdraw the line at its option.

The Bank has a line of credit with the FHLB to borrow funds, subject to the pledge of qualified collateral. At December 31, 2013, approximately $45.5 million of first and second mortgage loans were specifically pledged to the FHLB, resulting in $11.1 million in lendable collateral. At December 31, 2013, the Bank had no advances from the FHLB as one of the two advances for $2 million reached maturity and was repaid in April 1, 2013. The additional FHLB advance was repaid in full in June 2013 which resulted in a prepayment penalty of $87,308. In addition, the Bank could pledge investment securities or cash for additional borrowing capacity of $5.3 million.

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

At December 31, 2013, the Bank had pledged $10.9 million in loans to the FRB’s Borrower-in-Custody of Collateral program. In June 2011, as a result of the FRB’s quarterly review, the Bank was downgraded from Primary to Secondary credit meaning each advance request would require review by the FRB prior to approval. In May 2013, we were informed by the Federal Reserve that as a result of our improving financial condition our available credit under the Borrower-in-Custody of Collateral program had been moved back to Primary Credit from Secondary Credit, which also resulted in a decrease in our collateral requirements. Our

NOTE 9 — UNUSED LINES OF CREDIT, Continued

available credit under this line was approximately $10.9 million and $10.6 million as of December 31, 2013 and 2012, respectively. The Bank had no outstanding borrowings from the FRB as of December 31, 2013.

NOTE 10 — INCOME TAXES

The components of income tax expense were as follows:

	Year Ended December 31,
	2013	2012
Current income tax expense (benefit)	$—	$—
Deferred income tax expense (benefit)	(2,109,076)	(266,486)
	(2,109,076)	(266,486)
Change in valuation allowance	2,109,076	266,486
Income tax expense	$—	$—

The following is a summary of the items that caused recorded income taxes to differ from taxes computed using the Company’s statutory federal income tax rate of 35%:

	Year Ended December 31,
	2013	2012
Income tax benefit at federal statutory rate	$(2,049,435)	$(208,432)
Change in valuation allowance	2,109,076	266,486
Other	(59,641)	(58,054)
Income tax expense	$—	$—

The components of the net deferred tax liability are as follows:

	December 31,
	2013	2012
Deferred tax assets (liabilities):
Allowance for loan losses	$218,264	$391,033
Lost interest on nonaccrual loans	95,057	256,286
Real estate acquired in settlement of loans	409,925	300,908
Net operating loss carry-forward	4,433,585	3,260,089
Deferred operational and start-up costs	82,596	95,637
Other-than-temporary impairment on non-marketable equity securities	52,497	52,497
Unrealized loss (gain) on investment securities available for sale	449,821	(4,138)
Internally developed software	1,162,226	—
Other	47,304	36,103
	6,951,450	4,388,415
Valuation allowance	(6,951,450)	(4,392,553)
Net deferred tax liability	$—	$(4,138)

The valuation allowance for deferred tax assets as of December 31, 2013 and 2012 was $7.0 million and $4.4 million, respectively. Accounting literature states that a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized. The determination of whether a deferred tax asset is realizable is based on the weighting all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified. As of December 31, 2013 and 2012, the Company determined that it is not more likely than not that deferred tax assets will be recognized in future years.

NOTE 10 — INCOME TAXES, Continued

The Company will continue to analyze deferred tax assets and the related valuation allowance on a quarterly basis, taking into account performance compared to forecasted earnings as well as current economic and internal information.

The change in the net deferred tax liability relates to the decrease in the tax effect of the unrealized gain on investment securities available for sale of $4,138. The net deferred tax liability is recorded in other liabilities in the Company’s consolidated balance sheets. At December 31, 2013, the Company has federal operating loss carry-forwards of approximately $15.4 million that may be used to offset future taxable income and expire beginning in 2025.

The Company has analyzed the tax positions taken or expected to be taken on its tax returns and concluded it has no liability related to uncertain tax positions in accordance with FIN 48. With limited exceptions, income tax returns for 2009 and subsequent years are subject to examination by the taxing authorities.

We have generated significant net operating losses, or NOLs, as a result of our recent losses. We are generally able to carry NOLs forward to reduce taxable income in future years. However, the ability to utilize the NOLs is subject to the rules of Section 382 of the Internal Revenue Code. Section 382 generally restricts the use of NOLs after an “ownership change.” An ownership change occurs if, among other things, the shareholders (or specified groups of shareholders) who own or have owned, directly or indirectly, 5% or more of a corporation’s common stock or are otherwise treated as 5% shareholders under Section 382 and U.S. Treasury regulations promulgated thereunder because of an increase of their aggregate percentage ownership of that corporation’s stock by more than 50 percentage points over the lowest percentage of the stock owned by these shareholders over a rolling three-year period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with NOL carryforwards. This annual limitation is generally equal to the product of the value of the corporation’s stock on the date of the ownership change, multiplied by the long-term tax-exempt rate published monthly by the Internal Revenue Service. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOL carryforwards. We do not believe that the Private Placement (see Note 1) caused an “ownership change” at the Company, within the meaning of Section 382.

NOTE 11 — RELATED PARTY TRANSACTIONS

On December 31, 2013 and 2012, the Bank had various loans outstanding to directors and officers. All of these loans were made under normal credit terms and did not involve more than normal risk of collection. See Note 3 for further details.

In July 2011, Gordon A. Baird formed MPIB, a Delaware limited liability company for the purpose of developing the business and regulatory plans for a digital transaction services business. On December 31, 2012, Mr. Baird was appointed chief executive officer and director of the Company. The Company is currently negotiating the purchase of MPIB to obtain the exclusive rights in all the property of MPIB. The Company has appointed an independent committee of the board as well as hired a nationally recognized independent audit and valuation firm to support the Company’s negotiation and valuation process. If we are able to negotiate an agreement with MPIB on terms that we find acceptable, we would acquire MPIB or its assets for an upfront fee that would not exceed $7 million and earnout payments that would not exceed 7% of the revenue generated by any digital payments business over a period of not longer than seven years.

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

NOTE 12 — FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK, Continued

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2013, unfunded commitments to extend credit were $9.5 million, of which approximately $8.8 million is at fixed rates and $695,000 is at variable rates. The Company evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate. The fair value of these off-balance sheet financial instruments is considered immaterial.

The Company does not have any commitments to lend additional funds to borrowers whose loans have been modified as a TDR.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

The Bank has a two-year operating lease on its main office facility which began in October 2008. The Bank exercised its remaining two-year renewal options in September 2012. The monthly rent under the lease amendment is $9,967 from October 1, 2010 through September 30, 2012 and $10,370 from October 1, 2012 through September 30, 2014. The Bank expects to be able to renegotiate on terms similar to the current lease. The Bank has a ten-year operating lease on a branch facility which began in August 2007. The monthly rent under the lease is $8,025 through July 2012, and $9,229 from August 1, 2012 through July 31, 2017. The Company has a 21- month operating lease on its New York office which began in May 2013. The monthly rent under the lease agreement allows for one month free rent from May 23, 2013 through June 22, 2013, an installment of $2,680 for June 23, 2013 through June 30, 2013, and fixed monthly installments of $9,450 from July 1, 2013 through February 27, 2015. Rent expense of $294,568 and $209,545 was recorded for the years ended December 31, 2013 and 2012, respectively.

Future minimum lease payments under these operating leases are summarized as follows:

For the year ended December 31,
2014	$317,478
2015	129,648
2016	110,748
2017	64,603
Thereafter	—
$622,477

As of December 31, 2013, there were firm commitments of $1.3 million outstanding, primarily for systems and development software, most of which will be expensed in 2014. Since December 31, 2013, payments of $226,000 have been made, and commitments of $210,000 have been added for outstanding total commitments of $1.3 million as of March 24, 2014.

The board of directors has approved employment agreements with the chief executive officer of the Company, the president and chief executive officer of the Bank, and the Bank’s retail banking officer. The agreements include provisions regarding term, compensation, benefits, annual bonus, incentive program, stock option plan and severance and non-compete upon early termination.

The Bank may become party to litigation and claims in the normal course of business. As of December 31, 2013, management believes there is no material litigation pending.

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

In February 2013, our board of directors amended the 2005 Incentive Plan to cap the number of shares issuable thereunder at 2,466,720 and adopted the 2013 Incentive Plan. The 2013 Incentive Plan is an omnibus equity incentive plan which provides for the granting of various types of equity compensation awards, including stock options, restricted stock, and stock appreciation rights, to the Company’s employees and directors. Initially, the maximum number of shares of common stock that may be issued under the 2013 Incentive Plan will be 2,466,720, and such number will automatically adjust each time the Company issues additional shares of common stock so that the number of shares of common stock available for issuance under the 2013 Incentive Plan (plus the 2,466,720 shares reserved for issuance under the 2005 Incentive Plan) continues to equal 20% of the Company’s total outstanding shares, assuming all shares under the 2005 Incentive Plan and the 2013 Incentive Plan are exercised. Our board of directors submitted the 2013 Incentive Plan to the shareholders of the Company for their consideration at the 2013 annual shareholders’ meeting and it was approved.

As of December 31, 2012, there were 473,505 stock options outstanding with a weighted average exercise price of $2.75 per share, all of which were vested. During the year ended December 31, 2013, the Company granted an additional 2,800,000 stock options to certain employees and an advisor to the Company under the 2005 Incentive Plan and the 2013 Incentive Plan, for a total outstanding of 3,273,505 options at a weighted average price of $1.08. Of the 3,273,505 options issued, as of December 31, 2013, 1,168,505 options have vested.

On August 1, 2013, the Company sold 769,000 shares of common stock at a price of $0.80 per share to certain existing shareholders in a Follow-On Offering for gross proceeds of approximately $615,200. As a result of the evergreen provision of the 2013 Incentive Plan, the total shares available for grant under the 2013 Incentive Plan increased by 192,250 shares to 2,658,970 as of the close of the Follow-On Offering.

In February 2014, the Company granted an additional 155,000 stock options at a price of $1.59 to certain employees and to a third-party contractor, for a total outstanding of 3,428,505 options at a price of $1.11. Of the 3,428,505 options issued, only 1,306,005 options have vested.

NOTE 14 — STOCK COMPENSATION PLANS, Continued

A summary of the status of the plans and changes for the years ended December 31, 2013 and 2012 are presented below:

	2013			2012
	Shares	Weighted average exercise price	Average Intrinsic Value	Shares	Weighted average exercise price
Outstanding at beginning of year	473,505	$2.75		112,505	$10.15
Granted	2,800,000	0.80		375,000	0.80
Exercised	—	—		—	—
Forfeited or expired	—	—		(14,000)	10.00
Outstanding at end of year	3,273,505	1.08	$0.70	473,505	2.75
Options exercisable at year-end	1,168,505		$0.70	473,505
Shares available for grant	1,852,185			1,993,215

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2013. This amount changes based on the fair market value of the Company’s stock. Fair market value is based on the most recent trade of common stock reported through the OTC Bulletin Board. As of December 31, 2013, the Company’s closing stock price was $1.50 resulting in $0.70 intrinsic value.

Compensation expense related to stock options granted was $472,948 and $168,750 for the years ended December 31, 2013 and 2012, respectively. Compensation expense is based on the fair value of the option estimated at the date of grant using the Black-Scholes option-pricing model. Compensation expense is recognized on a straight line basis over the vesting period of the option. On December 31, 2012, 375,000 stock options were granted to the Company’s chief executive officer as part of the capital raise. During the year ended December 31, 2013, 2,800,000 stock options were granted to certain employees and an advisor to the Company under the 2005 Incentive Plan and the 2013 Incentive Plan. In February 2014, the Company granted an additional 155,000 stock options to certain employees and to a third-party contractor. These options were awarded with a fair market value exercise price based on the valuation methodology established by the board of directors, which uses a model based on then current and historical prices of the Company’s stock transacted between two independent parties.

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

NOTE 15 — EMPLOYEE BENEFIT PLAN

The Bank maintains an employee benefit plan for all eligible employees of the Bank under the provisions of Internal Revenue Code Section 401(k). The Independence National Bank 401(k) Profit Sharing Plan (the ”Plan”), adopted in 2005, allows for employee contributions. Upon annual approval of the board of directors, the Company also matches 50% of employee contributions up to a maximum of 6% of annual compensation. As of April, 2010, the Company suspended the 401(k) match, and reinstated it starting in 2012. For the year ended December 31, 2013 and 2012, $13,438 and $9,483, respectively, was charged to operations for the Company’s matching contribution. Employees are immediately vested in their contributions to the Plan and become fully vested in the employer matching contribution after six years of service.

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

On November 14, 2011, the Bank entered into the Consent Order with its primary regulator, the OCC which contains a requirement that the Bank maintain minimum capital ratios that exceed the minimum regulatory capital ratios for “well-capitalized” banks. The Consent Order requires the Bank to achieve Tier 1 capital at least equal to 9% of adjusted total average assets, Tier 1 risk based capital at least equal to 10%, and total risk based capital at least equal to 12% of risk-weighted assets. The Bank’s capital levels are now above the minimum amounts specified in the Consent Order. However, as long as the Consent Order remains in place, the Bank will not be deemed “well capitalized” regardless of its capital levels. As of December 31, 2013, the Bank was deemed “adequately capitalized.”

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at December 31, 2013 and 2012.

			Required Minimum Capital Ratio		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Actual		Minimum		Minimum		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2013
Total Capital (to risk weighted assets)	$11,201,000	15.7%	$8,546,000	12.0%	$5,698,000	8.0%	$7,122,000	10.0%
Tier 1 Capital (to risk weighted assets)	10,307,000	14.5	7,122,000	10.0	2,849,000	4.0	4,273,000	6.0
Tier 1 Capital (to average assets)	10,307,000	10.2	9,082,000	9.0	4,036,000	4.0	5,045,000	5.0

As of December 31, 2012
Total Capital (to risk weighted assets)	$11,242,000	13.8%	$9,759,000	12.0%	$6,506,000	8.0%	$8,133,000	10.0%
Tier 1 Capital (to risk weighted assets)	10,215,000	12.5	8,133,000	10.0	3,253,000	4.0	4,880,000	6.0
Tier 1 Capital (to average assets)	10,210,000	9.1	10,053,000	9.0	4,468,000	4.0	5,585,000	5.0

NOTE 16 — REGULATORY MATTERS, Continued

The Federal Reserve has similar requirements for bank holding companies. The Company is currently not subject to these requirements because the Federal Reserve guidelines contain an exemption for bank holding companies of less than $500 million in consolidated assets, subject to certain limitations.

Since December 31, 2013, no conditions or events have occurred, of which we are aware, that have resulted in a material change in the Company’s or the Bank’s category, other than as reported in this Annual Report on Form 10-K.

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

NOTE 18 — BUSINESS SEGMENTS

The Company reports its activities as four business segments — Banking, Transaction Services, Asset Management and Holding Company — as defined in “Item 1. Business“. In determining proper segment definition, the Company considers the materiality of a potential segment and components of the business about which financial information is available and regularly evaluated, relative to a resource allocation and performance assessment.

The following table presents selected financial information for the Company’s reportable business segments for the year ended December 31, 2013. There were no revenues or expenses outside of the Banking segment for the year ended December 31, 2012.

	Banking	Transaction Services	Asset Management	Holding Company	Eliminations	Total
For the year ended December 31, 2013

Interest income	$3,977,072	$—	$35,987	$—	$—	$4,013,059
Interest expense	490,226		—	—	—	490,226
Net interest income	3,486,846	—	35,987	—	—	3,522,833
Provision for loan losses	(400,000)	—	505,424	—	—	105,424
Noninterest income	297,113	—	(25)	(664,065)	592,121	225,144
Noninterest expense	4,848,024	2,980,067	854,797	1,059,358	(71,944)	9,670,302
Loss before income taxes	(664,065)	(2,980,067)	(1,324,259)	(1,723,423)	664,065	(6,027,749)
Income taxes	—	—	—	—	—	—
Net (loss)	$(664,065)	$(2,980,067)	$(1,324,259)	$(1,723,423)	$664,065	$(6,027,749)

Assets	$99,300,205	$384,036	$2,827,390	$11,626,771	$(9,869,267)	$104,269,135
Loans receivable, net	61,557,130	—	811,120	—	—	62,368,250
Loans held for sale	—	—	900,000	—	—	900,000
Cash	4,972,277	—	—	2,348,995	(779,317)	6,541,955
Other real estate owned	1,391,900	—	1,116,270	—	—	2,508,170
Deposits	89,947,994	—	—	—	(779,317)	89,168,677
Shareholders’ equity	9,089,900	(2,980,067)	(1,324,259)	18,611,782	(9,089,900)	14,307,456

NOTE 18 — BUSINESS SEGMENTS, Continued

The sole activity conducted within our Asset Management business segment is the resolution of assets acquired from the Bank including, but not limited to, those certain classified assets totaling approximately $5.5 million purchased by the Company in the second quarter of 2013 from the Bank.

NOTE 19 — FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Available-for-sale investment securities ($20,125,470 and $25,484,115 at December 31, 2013 and 2012, respectively) are carried at fair value and measured on a recurring basis using Level 2 inputs (other observable inputs). Fair values are estimated by using bid prices and quoted prices of pools or tranches of securities with similar characteristics.

We do not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and a specific reserve within the allowance for loan losses is established or the loan is charged down to the fair value less costs to sell. At December 31, 2013, all impaired loans were evaluated on a nonrecurring basis based on the market value of the underlying collateral. Market values are generally obtained using independent appraisals or other market data, which the Company considers to be Level 3 inputs. The aggregate carrying amount, net of specific reserves, of impaired loans carried at fair value at December 31, 2013 and 2012 was $1.3 million and $8.1 million, respectively.

Loans held for sale ($900,000 at December 31, 2013) are carried at fair value and measured on a non-recurring basis using Level 2 inputs. The carrying value of loans held for sale as of December 31, 2013 approximates fair value as these loans were discounted to their liquidation value which is equal to the minimum acceptable bid price established by the Company in connection with the Company’s intent to sell these loans to unaffiliated third party investors.

Other real estate owned and repossessed assets, generally consisting of properties or other collateral obtained through foreclosure or in satisfaction of loans, are carried at the lower or market value and measured on a non-recurring basis. Market values are generally obtained using independent appraisals which are generally prepared using the income or market valuation approach, adjusted for estimated selling costs which the Company considers to be Level 3 inputs. The carrying amount of other real estate owned and repossessed assets carried at fair value at December 31, 2013 and 2012 was $2,508,170 and $4,468,294, respectively. The Company utilizes two methods to determine carrying values, either appraised value, or if lower, current net listing price.

The Company has no assets whose fair values are measured using Level 1 inputs. The Company also has no liabilities carried at fair value or measured at fair value.

NOTE 19 — FAIR VALUE OF FINANCIAL INSTRUMENTS, Continued

For Level 3 assets measured at fair value on a non-recurring basis as of December 31, 2013, the significant observable inputs used in the fair value measurements were as follows:

Description	Fair Value at December 31, 2013	Valuation Technique	Significant Unobservable Inputs
Other real estate owned and repossessed assets	$2,508,170	Appraised value	Discounts to reflect current market conditions, abbreviated holding period, and estimated costs to sell

Impaired loans	$1,302,874	Internal assessment of appraised value	Adjustments to estimated value based on recent sales of comparable collateral

For Level 3 assets measured at fair value on a non-recurring basis as of December 31, 2012, the significant unobservable inputs used in the fair value measurements were as follows:

Description	Fair Value at December 31, 2013	Valuation Technique	Significant Unobservable Inputs
Other real estate owned and repossessed assets	$4,468,294	Appraised value	Discounts to reflect current market conditions and estimated costs to sell

Impaired loans	$8,051,797	Internal assessment of appraised value	Adjustments to estimated value based on recent sales of comparable collateral

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

The carrying value of loans held for sale as of December 31, 2013 approximates fair value as these loans were discounted to their liquidation value which is equal to the minimum acceptable bid price established by the Company in connection with the Company’s intent to sell these loans to unaffiliated third party investors.

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

The Company has used management’s best estimate of fair value based on the above assumptions. Thus, the fair values presented may not be the amounts that could be realized in an immediate sale or settlement of the instrument. In addition, any income taxes or other expenses, which would be incurred in an actual sale or

NOTE 19 — FAIR VALUE OF FINANCIAL INSTRUMENTS, Continued

settlement, are not taken into consideration in the fair value presented. The estimated fair values of the Company’s financial instruments at December 31, 2013 and 2012 are as follows:

December 31, 2013	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$6,541,955	$6,541,955	$6,541,955	$—	$—
Federal funds sold	7,880,000	7,880,000	7,880,000	—	—
Investment securities available for sale	20,125,470	20,125,470	—	20,125,470	—
Non-marketable equity securities	424,200	424,200	—	424,200	—

Loans, net	62,368,250	62,304,580	—	—	62,304,580
Loans held for sale	900,000	900,000	—	900,000	—

Financial Liabilities:
Deposits	89,168,677	88,778,134	—	88,778,134	—
Securities sold under agreements to repurchase	96,879	96,879	—	96,879	—

December 31, 2012	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$20,138,500	$20,138,500	$20,138,500	$—	$—
Federal funds sold	2,500,000	2,500,000	2,500,000	—	—
Investment securities available for sale	25,484,115	25,484,115	—	25,484,115	—
Non-marketable equity securities	735,300	735,300	—	735,300	—

Loans, net	68,523,330	67,418,337	—	—	67,418,337

Financial Liabilities:
Deposits	96,404,388	96,600,430	—	96,600,430	—
Federal Home Loan Bank advances	7,000,000	7,280,808	—	7,280,808	—
Securities sold under agreements to repurchase	108,680	108,680	—	108,680	—

NOTE 20 — PARENT COMPANY FINANCIAL INFORMATION

Following is condensed financial information of Independence Bancshares, Inc. (includes transaction service, asset management and holding company segments — for further detail, see “Note 17 — Business segments”):

Condensed Balance Sheets

	December 31,
	2013	2012
Cash and cash equivalents	$2,348,995	$10,900,608
Investment in subsidiary	9,089,900	10,222,618
Loans, net	811,120	—
Loans held for sale	900,000	—
Premises and equipment, net	386,534	—
Other real estate owned	1,116,270	—
Other assets	185,378	—
	$14,838,197	$21,123,226
Liabilities and Shareholders’ Equity
Liabilities	$530,741	$563,720
Shareholders’ equity	14,307,456	20,559,506
Total liabilities and shareholders’ equity	$14,838,197	$21,123,226

Condensed Statements of Operations

	Year Ended December 31,
	2013	2012
Equity in undistributed net loss of subsidiary	$(664,065)	$(348,065)
Product research and development — Transaction Services	(2,980,067)	—
Loan interest and other income — Asset Management	35,962	—
Provision for loan losses	(505,424)	—
Property tax expense	(21,665)	—
Consulting and miscellaneous fees	(106,367)	—
Real estate owned activity	(726,765)	—
General and administrative expenses	(108,231)	—
Legal expense	(486,163)	(96,221)
Stock compensation expense	(464,964)	(168,750)
Net loss	$(6,027,749)	$(613,036)

NOTE 20 — PARENT COMPANY FINANCIAL INFORMATION, Continued

Condensed Statements of Cash Flows

	Year Ended December 31,
	2013	2012
Operating activities
Net loss	$(6,027,749)	$(613,036)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock compensation expense	464,964	168,750
Equity in undistributed net income of subsidiary	664,065	348,065
Net changes in fair value and losses on other real estate owned	712,979	—
Loan loss provision	505,424	—
Depreciation expense	13,131	—
Change in other assets	(185,379)	—
Change in accrued items	(31,093)	563,720
Net cash (used in) provided by operating activities	(3,883,658)	467,499

Investing activities
Purchase of premises and equipment	(399,664)	—
Loans, net of allowance	(2,216,544)	—
Change in other real estate owned	(1,829,249)	—
Capital contributions to Bank	(750,000)
Issuance of stock from capital raise	527,502	12,651,536

Net cash (used in) provided by investing activities	(4,667,955)	12,651,536

Financing activities
2012 capital raise	—	(2,254,465)

Net cash used by financing activities	—	(2,254,465)

Net (decrease) increase in cash and cash equivalents	(8,551,613)	10,864,570

Cash and cash equivalents, beginning of year	10,900,608	36,038

Cash and cash equivalents, end of year	$2,348,995	$10,900,608

Schedule of non-cash transactions
Loans transferred to held for sale (at liquidation value)	$900,000	$—

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

Management’s Annual Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management (with the participation of the principal executive officer and principal financial officer) conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of the internal control over financial reporting as of December 31, 2013 was not required to be, and has not been, audited by Elliott Davis, LLC, the Company’s independent registered public accounting firm.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our fourth quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance.

Directors and Executive Officers

The following table sets forth information about our directors, executive officers, and other officers. Our directors are elected by a plurality of the votes cast at our annual shareholders’ meetings and serve for one-year terms, which expire at the next annual shareholders’ meeting.

Name	Age	Year First Appointed or Elected to the Company’s Board	Year First Appointed or Elected to the Bank’s Board	Position(s) Held
Directors of the Company
Gordon A. Baird	45	2012	—	Director, Chief Executive Officer of the Company; Director of the Bank
Alvin G. Hageman	71	2013	—	Director
H. Neel Hipp, Jr.	62	2004	2005	Director, Chairman of the Bank’s Board
A. Alexander McLean, III	62	2008	2008	Director
Keith Stock	61	2013	—	Director
Robert B. Willumstad	68	2013	—	Director, Chairman of the Company’s Board
Non-Director Executive Officers and Other Officers of the Company
Martha L. Long	55	—	—	Chief Financial Officer of the Company and the Bank
Lawrence R. Miller	67	—	2005	President and Chief Executive Officer of the Bank
Proposed Non-Director Executive Officer
Richard J. Garside	54	—	—	Proposed President and Chief Operating Officer of the Company

Set forth below is certain information about our directors, executive officers, and proposed executive officer, including their age, their business experience for at least the past five years, the names of other publicly-held companies where they currently serve as a director or served as a director during the past five years, and additional information about the specific experience, qualifications, attributes, or skills that led to the board’s conclusion that such person should serve as a director for the Company.

Gordon A. Baird, 45, director and the Company’s chief executive officer, has served as the Company’s chief executive officer since December 2012. Mr. Baird has had an extensive career in banking and financial services, starting early in technology designing and developing custom systems applications, databases and financial models and moving on to positions in banking, lending, credit, trading, capital markets and structured finance. Prior to joining our Company in December 2012, Mr. Baird served as an operating advisor to Thomas H. Lee Partners from January 2011 through October 2012. From 2003 to 2011, he served as chief executive officer and partner of Paramax Capital Group, LLC, a private capital, advisory and asset finance company focused exclusively on the financial services sector. Previously, he was a director in the Financial Institutions Group at Citigroup Global Markets and Assistant Vice President, Product Manager at State Street Bank & Trust Company in Boston, MA. Mr. Baird is also currently director and Chairman of the Audit Committee of the Macquarie Total Return Global Infrastructure Fund, a NYSE-listed closed-end mutual fund. Mr. Baird is a Chartered Financial Analyst and member of the New York Security Analyst Society and holds a B.S. in economics from Emory University. Mr. Baird’s extensive knowledge of transaction services banks led the board to conclude that he should serve as a director as the Company explores the expansion of its business model.

Alvin G. Hageman, 71, director, is currently Co-Chief Investment Officer and Partner of MPIB Holdings, LLC, a company he formed in 2011 with Mr. Baird to develop proprietary software that will support transaction services banks. From 2003 to 2011, he served as Co-Chief Investment Officer and Partner of Paramax Capital Group, LLC, a private capital, advisory and asset finance company focused exclusively on the financial services sector. Prior to that role, Mr. Hageman spent 34 years at Citigroup managing multiple Citigroup regional offices and ultimately co-headed the Global Securitization, Asset-backed and Mortgage Group, managing 300 professional employees located in New York, London, Tokyo, and Hong Kong. Mr. Hageman has extensive experience with all asset-backed sectors, including credit cards, auto loans, student loans, equipment loans and leases, and foreign and domestic trade receivables. Mr. Hageman holds a B.A., from Williams College and a M.B.A. from Harvard Business School. Mr. Hageman also previously served on the boards of directors of American Honda Receivables Corp. and American Honda Receivables Corp. II, companies which arranged consumer financing facilities for Honda Motor Corporation. Mr. Hageman’s extensive knowledge of transaction services banks led the board to conclude that he should serve as a director as the Company explores the expansion of its business model.

H. Neel Hipp, Jr., 62, director and chairman of the Bank’s board, is the former vice president of Liberty Corporation and former chairman of Liberty Life Insurance Company with over 29 years of experience with the Liberty companies. He is the current owner of Hipp Investments, LLC, which he founded in 1998. Mr. Hipp was a founder and a director of Greenville Financial Corporation and Greenville National Bank. He received his B.A. in economics from Furman University, his M.B.A. from the University of North Carolina, Chapel Hill, and he also attended the Harvard Business School Program for Management Development. Mr. Hipp is actively involved in the community. He currently serves on the Wofford College board of trustees and the board of the Aircraft Owners and Pilots Association of Frederick, Maryland. Mr. Hipp was appointed chairman of the South Carolina Aeronautics Commission in 2006 by Governor Sanford. He has also served as a member of the South Carolina Chamber of Commerce, the South Carolina Historical Society board, the Greenville Downtown Airport Commission (chair), the Greenville County United Way, and the Furman University board of trustees. Mr. Hipp’s extensive business experience in a regulated industry, his past experience in the banking industry, including service as a bank director, as well as his ties to the Greenville community led the board to conclude that he should serve as a director.

A. Alexander McLean, III, 62, director, is chairman and chief executive officer of World Acceptance Corporation, a national consumer finance company. Mr. McLean has held various positions with World Acceptance Corporation, including chief financial officer, during his service with the company beginning in 1989. Prior to joining World Acceptance Corporation, he worked in banking for six years and public accounting for four years. Mr. McLean received his B.S. in economics from Davidson College and a Masters of Accountancy from University of South Carolina School of Business. He currently resides in Greenville, South Carolina and is active in various community organizations. Mr. McLean’s extensive business experience in the financial services industry, particularly his financial expertise in public company reporting, as well as his ties to the Greenville community led the board to conclude that he should serve as a director.

Keith Stock, 61, director, is chairman and chief executive officer of First Financial Investors, Inc., a financial services investment firm, a position he has held since February 2011. In addition, since February 2011 he has served as senior executive advisor with The Brookside Group and since January 2014 as chairman and chief executive officer of Clarien Group Limited as well as chairman of its wholly-owned subsidiary, Capital G Bank Limited. Mr. Stock is a registered securities professional with J.V.B. Financial Group, a full service investment bank. Previously, from March 2009 until February 2011, Mr. Stock served as chief strategy officer and member of the Office of the CEO at TIAA-CREF and, from 2004 until May 2008, as president of MasterCard Advisors, LLC, a unit of MasterCard Worldwide. He was a member of the MasterCard Operating Committee and Management Council. Prior to that, Mr. Stock served as chairman and chief executive officer of St. Louis Bank, FSB, chairman of Treasury Bank Ltd., and as a director of Severn Bancorp, Inc. and Severn Savings Bank. He has also held global management roles with AT Kearney, Capgemini, Ernst & Young and McKinsey & Company after beginning his career with BNY Mellon. He is a director of Sun Bancorp, Inc. and its wholly-owned subsidiary Sun National Bank, the Bermuda Stock Exchange (BSX), and the Foreign Policy Association. He is a member of the Economic Club of New York, the Advisory Board of the Institute for Ethical Leadership at Rutgers University Business School, and the International Trustee Election Commission of AFS Intercultural Programs, Inc. (formerly known as the American Field Service). He is a graduate of Princeton University and received his MBA from The University of Pennsylvania Wharton School. Mr. Stock’s prior service as an executive officer and director of other banks, as well as his extensive payments services experience with MasterCard, led the board to conclude that he should serve as a director as the Company explores the expansion of its business model.

Robert B. Willumstad, 68, director and chairman of the Company’s board, has over 35 years of experience in the banking and financial services industry, and he presently serves as a partner with Brysam Global Partners, a specialty private equity firm that focuses in financial services, which he co-founded in 2005, and as senior advisor of Commercial International Bank (Egypt) S.A.E. Mr. Willumstad also previously served as the chairman, and briefly as chief executive officer, of American International Group until 2008. Mr. Willumstad served as Chief Executive Officer of CitiCorp. Credit Services, Inc., CitiCorp. and Citibank N.A. He served as Chief Executive Officer of Citi Private Bank, President and Chief Operating Officer of Citigroup Asset Management, and President and Chief Operating Officer of Global Investment Management and Head of Global Consumer Lending at Citigroup Inc. Mr. Willumstad served as the Chief Operating Officer and President at Citigroup Inc. from October 2003 to July 2005 and from 2002 to July 2005, and as the Chief Executive Officer of Travelers Group Consumer Finance Services and The Citigroup Private Bank. He joined Commercial Credit in 1987 and served as the Chief Executive Officer from 1993 to 1998. Mr. Willumstad also served for over 20 years with Chemical Bank in various capacities of operations, retail banking and computer systems, and prior to that, he also served with JPMorgan &Chase Co. He currently serves as chairman of the Board of Trustees of Adelphi University in Long Island, NY. Mr. Willumstad’s extensive banking and financial services experience led the board to conclude that he should serve as a director and as chairman of the board of directors.

Additional information is set forth below regarding certain other executive officers or proposed executive officer of our Company and our Bank:

Martha L. Long, 55, has served as the Company’s chief financial officer since December 30, 2013 and the Bank’s chief financial officer since 2012. Ms. Long previously assisted the Company as the principal financial officer until obtaining regulatory approval and the Bank with financial accounting matters as an independent contractor beginning in June 2011. She has over 31 years of experience in various senior financial officer roles. Prior to her work with the Bank, Ms. Long served in various accounting capacities, including most recently working for her own CPA firm from 2009 to 2012. Prior to that, she served as Senior Vice President for AIMCO, a publicly held real estate investment trust from 1998 to 2009 in various financial capacities. She has also served as Senior Vice President and Controller for two SEC-registered companies, The First Savings Bank and Insignia Financial Group, Inc., an owner and operator of multi-family housing facilities. Ms. Long is a graduate of Bob Jones University with a degree in Accounting and is a certified public accountant in South Carolina.

Lawrence R. Miller, 67, is the Bank’s president and chief executive officer. Mr. Miller also served as the Company’s president and chief executive officer until December 31, 2012. He has over 43 years of banking experience, having held various positions in the banking industry since November 1971. He was most recently market chief executive officer for SouthTrust Bank from 1995 until he retired in March 2004. In June 2004, he joined our Bank. While with SouthTrust Bank, Mr. Miller successfully opened seven offices in 10 years. He has lived in Upstate South Carolina for over 40 years and has been actively involved in the community and its future planning. He is a former trustee for the College of Charleston and is past board chairman of Christ School, Arden, North Carolina. Mr. Miller has also served as a member of the South Carolina Bankers Association Council and a board member of the South Carolina Bankers Association. He has served on both the economic development board of the Greenville Chamber of Commerce and the board of directors of the Greer Chamber of Commerce. Mr. Miller graduated from Newberry College, from the School of Banking of the South at Louisiana State University, and from the National Commercial Lending Graduate School at the University of Oklahoma.

Richard J. Garside, 54, is the Company’s proposed president and chief operating officer. Since early 2013, Mr. Garside has served as a consultant to the Company regarding the development of its expanded business model. Previously, from March 2008 to January 2013, Mr. Garside served as the Global Head of Consumer Operations and Technology for Citigroup Inc. He had previously served as Chief Operating Officer of North America Consumer Operations and Technology for Citigroup Inc. from September 2005 to February 2008 and the Chief Operating Officer of Citicards from November 2002 to August 2005. Mr. Garside currently serves on the board of directors of The University of Sioux Falls, in Sioux Falls, SD, the Georgia Tech Advisory Board, and the advisory board of the I.M. Sulzbacher Center for the Homeless in Jacksonville, FL. Mr. Garside graduated from The University of Sioux Falls with a degree in Business Administration.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers and directors and persons who own more than 10% of the Company’s common stock to file reports of ownership and changes in ownership with the SEC. Based solely on the Company’s review of these forms and written representations from the officers and directors, the Company believes that all Section 16(a) filing requirements were met during fiscal 2013.

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

Audit Committee and Audit Committee Financial Expert

Our audit committee is currently composed of Messrs. Stock, McLean, and Hipp. Each of these members is considered “independent” under NASDAQ Rule 5605(c)(2). The board of directors has determined that Mr. Stock is an “audit committee financial expert” as defined in Item 407(d)(5) of the SEC’s Regulation S-K. The audit committee met five times in 2013.

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

Item 11.    Executive Compensation.

Summary Compensation Table

The following table summarizes the compensation paid to or earned by each of the named executive officers for the year ended December 31, 2013:

Name and Position	Year	Salary	Bonus	Option Awards	All Other Compensation		Total
Gordon A. Baird	2013	$360,000	$—	$180,944	$804	(4)	$360,804
Chief Executive Officer of the	2012	$—	$—	$168,750	$250,000	(4)	$250,000
Company(1)
Lawrence R. Miller	2013	$160,600	$—	$3,629	$22,423	(3)(4)	$183,023
President and Chief Executive	2012	$160,600	$—	$—	$13,749	(3)(4)	$174,349
Officer of the Bank(1)
Martha L. Long	2013	$190,000	$—	$4,500	$5,558	(3)(4)	$195,558
Chief Financial Officer of the Company and the Bank(2)	2012	$113,333	$—	$—	$59,232	(3)(4)	$172,565

(1)	Effective as of December 31, 2012, Mr. Baird joined the Company as its chief executive officer, and Lawrence R. Miller stepped down from this role. Mr. Miller continues in his role as the Bank’s president and chief executive officer.

(2)	On August 16, 2012, Ms. Long was appointed as the Bank’s chief financial officer. Ms. Long previously assisted the Bank with financial accounting matters as an independent contractor beginning in June 2011. Effective December 30, 2013, Ms. Long was appointed as the Company’s chief financial officer.

(3)	Includes 401(k) matching contributions, excess premiums for life insurance at two times salary and premiums for long-term and short-term disability insurance policies. All of these benefits are provided to all full-time Bank employees on a non-discriminatory basis.

(4)	Includes membership dues paid to country clubs, vehicle expenses, and premiums paid on additional life insurance. For Mr. Baird and Ms. Long, this includes payments made as contractors in the amounts of $250,000 and $58,100, respectively.

Employment Agreements

Gordon A. Baird

On March 27, 2013, the Company entered into an employment agreement with Gordon A. Baird under which Mr. Baird agreed to serve as president and chief executive officer of the Company for a term of two years. Mr. Baird’s employment with the Company will be automatically extended for additional terms of one year each unless the Company delivers a notice of termination at least three months prior to the end of the term. Under the agreement, Mr. Baird is entitled to an annual base salary of $360,000 per year, and the board of directors (or an appropriate committee thereof) will review Mr. Baird’s annual base salary at least annually for upward adjustment. He is eligible to receive an annual bonus of up to 200% of his annual base salary, with a target annual bonus of 100% of his annual base salary, if the Bank achieves certain performance levels. He is also eligible to participate in any long-term equity incentive program and is eligible for grants of stock options, restricted stock, or other awards thereunder. As of March 24, 2014, Mr. Baird has been granted options to purchase a total of 1,500,000 shares of common stock. These options were granted in 2012 and 2013, under our 2005 Incentive Plan and were immediately vested. The options have a term of 10 years. Additionally, Mr. Baird participates in the Company’s retirement, welfare, and other benefit programs and is entitled to reimbursement for travel and business expenses.

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

Lawrence R. Miller

We entered into an employment agreement with Lawrence R. Miller on December 10, 2008, for an initial one-year term, annually renewing thereafter, pursuant to which he served as the president and the chief executive officer of the Company and the Bank. On December 31, 2012, the Company, the Bank and Mr. Miller entered into an amendment to his employment agreement solely to remove references to his position as the Company’s president and chief executive officer. As of March 24, 2014, Mr. Miller receives an annual salary of $160,600, plus a portion of his yearly medical insurance premium. He is eligible to receive an annual increase in his salary as determined by the board of directors. He is eligible to receive an annual bonus of up to 50% of his annual salary if the Bank achieves certain performance levels to be determined from time to time by the board of directors. He is also eligible to participate in any management incentive program of the Bank or any long-term equity incentive program and is eligible for grants of stock options and other awards thereunder. As of March 24, 2014, Mr. Miller has been granted options to purchase a total of 92,885 shares of common stock. These options were granted in 2005, 2007, 2008 and 2013 under our 2005 Incentive Plan, with each grant vesting over a three-year period beginning on the date of grant. All options have a term of 10 years. Additionally, Mr. Miller participates in the Bank’s retirement, welfare, and other benefit programs and is entitled to a life insurance policy and an accident liability policy and reimbursement for automobile expenses, club dues, and travel and business expenses.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning equity awards that were outstanding to our named executive officers at December 31, 2013.

	Option Awards
	Number of Securities Underlying Unexercised Options		Option Exercise Price	Option Expiration Date	Grant-date Fair Value
	Exercisable	Unexercisable	(per share)
Gordon A. Baird	375,000	—	$0.80	12/31/2022	$300,000
	—	1,125,000	$0.80	05/16/2023	$900,000

Martha L. Long	—	40,000	$0.80	07/16/2023	$32,000

Lawrence R. Miller	15,000	—	$10.00	07/26/2015	$61,650
	13,500	—	$10.00	04/11/2017	$57,375
	14,385	—	$10.50	01/23/2018	$57,396
	—	50,000	$0.80	07/16/2023	$40,000

With respect to the 1,125,000 options granted to Mr. Baird on May 16, 2013, 187,500 options were to vest every six months beginning on June 30, 2013, provided that certain regulatory restrictions at the Company were removed. If such restrictions were or are not reserved prior to an applicable vesting date, then no options shall vest on such vesting date. Upon the date that these restrictions are met, all options that would have otherwise vested shall immediately vest. The 375,000 options granted to Mr. Baird on December 31, 2012 were immediately vested on the grant date.

Ten percent of the options granted to each of Ms. Long and Mr. Miller on July 16, 2013 were to immediately vest on the grant date, with the remaining 90% subject to incremental vesting over a 3-year period (30% to vest annually on the first three anniversaries of the grant date); provided, in each case, that the Consent Order with the OCC had been removed. If the Consent Order has not been removed prior to the applicable vesting date, including the grant date, then all options that would have otherwise vested shall vest upon the date that the Consent Order is removed by the OCC.

The options previously granted to Mr. Miller, vested at a rate of 33% each year on the first three anniversaries of the date of grant.

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

We anticipate that, if we are successful in raising a material amount of additional capital and growing our business, our compensation structure, as well as our levels of compensation, will materially increase.

Director Compensation

In 2013, we paid Mr. Willumstad an annual retainer of $70,000 as the chairman of the board. No other directors received any form of compensation.

In July 2008, we granted 5,000 stock options to Mr. McLean. These options were granted at an exercise price of $10.00 per share, vested at a rate of 33% each year on the first three anniversaries of the date of grant, and expire on July 22, 2018.

In conjunction with the opening of the Bank in 2005, each director in office at that time, as well as the Bank’s organizer, received a warrant to purchase one share of common stock at a purchase price of $10.00 per share for every share of our common stock purchased by that individual, up to a maximum of 25,000 shares. In total, we granted our initial directors and the Bank’s organizer warrants to purchase 412,500 shares of common stock exercisable until May 16, 2015. At December 31, 2013, 337,500 warrants remained outstanding.

Ultimately, after we raise additional capital, we anticipate that we will begin paying market director fees and that we will grant options or other equity incentives to our directors as compensation for their service on our board of directors.

Potential Payments upon Termination or Change in Control

For information regarding the potential payments that would be due upon Termination or Change in Control, see “Employment Agreements” in this Part III, Item 11 “Executive Compensation” included in this Annual Report on Form 10-K.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Equity Based Compensation Plan Information

The following table sets forth equity-based compensation plan information at December 31, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (c) (excluding securities reflected in column(a))
Equity compensation plans approved by security holders
2005 Incentive Plan (1)	2,323,505	$1.20	143,215
2013 Incentive Plan (2)	950,000	0.80	1,708,970
Equity compensation plans not approved by security holders (2)	—	—	—
Organizer warrants (3)	312,500	$10.00	—
Total	3,586,005	$1.86	1,852,185

(1)	At our annual meeting of shareholders held on May 16, 2006, our shareholders approved the 2005 Incentive Plan. The 260,626 of shares of common stock initially available for issuance under the 2005 Incentive Plan automatically increased to 2,466,720 shares on December 31, 2012, such that the number of shares available for issuance continued to equal 12.5% of our total outstanding shares. In February 2013, the board of directors adopted Amendment No. 2 to the 2005 Incentive Plan to provide that the maximum number of shares that may be issued thereunder shall be 2,466,720 and to eliminate the evergreen provision.

(2)	At our annual meeting of shareholders held on May 15, 2013, our shareholders approved the 2013 Incentive Plan. The 2,466,720 shares of common stock initially available for issuance under the 2013 Incentive Plan automatically increased to 2,658,970 shares on August 1, 2013, such that the number of shares available for issuance (plus the 2,466,720 shares reserved for issuance under the 2005 Incentive Plan) continued to equal 20% of our total outstanding shares on an as-diluted basis.

(3)	Each of our organizers received, for no additional consideration, a warrant to purchase one share of common stock for $10.00 per share for each share purchased during our initial public offering up to a maximum of 25,000 warrants. The warrants are represented by separate warrant agreements. The warrants vested six months from the date our Bank opened for business, or May 16, 2005, and they are exercisable in whole or in part until May 16, 2015. The warrants may not be assigned, pledged, or hypothecated in any way. The 312,500 of shares issued pursuant to the exercise of such warrants are transferable, subject to compliance with applicable securities laws. If the OCC or other federal or state regulatory authority issues a capital directive or other order requiring the Bank to obtain additional capital, such regulator, or the Company, may require that the warrants be forfeited or immediately exercised.

See Item 8. Financial Statements and Supplementary Data, Note 1, Summary of Significant Accounting Policies, and Note 14, Equity-Based Compensation, for a discussion regarding matters related to our equity-based compensation.

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth information known to the Company with respect to beneficial ownership of the Company’s common stock as of March 27, 2013 for (i) each current director of the Company, (ii) each of the Company’s named executive officers, (iii) each holder of 5.0% or greater of the Company’s common stock, and (iv) all of the Company’s directors and executive officers as a group. Unless otherwise indicated, the mailing address for each beneficial owner is care of Independence Bancshares, Inc., 500 East Washington St., Greenville, South Carolina 29601.

Name	Number of Shares Owned(1)	Right to Acquire(2)	Percentage of Beneficial Ownership(3)
Directors of the Company
Gordon A. Baird(4)	1,072,250	375,000	6.93%
Alvin G. Hageman(5)	1,390,250	—	6.78%
H. Neel Hipp, Jr.	315,500	25,000	1.69%
A. Alexander McLean, III	215,000	5,000	1.05%
Keith Stock(6)	125,000	—	0.61%
Robert B. Willumstad	1,250,000	181,250	6.92%
Named Executive Officers (Non-Directors)
Martha L. Long	62,500	—	0.50%
Lawrence R. Miller	87,500	55,385	0.97%
Other Holders of 5% or Greater of the Company’s Common Stock
Huntington Partners, LLLP	1,875,000	—	9.15%
10 S. Wacker Drive, Suite 2675 Chicago, IL 60606
Steven D. Hovde	1,250,000	—	6.10%
968 Williamsburg Park Barrington, IL 60010
All directors and executive officers of the Company as a group (8 persons)	3,618,000	783,155	20.7%

(1)	Includes shares for which the named person has sole voting and investment power, has shared voting and investment power with a spouse, or holds in an IRA or other retirement plan program, unless otherwise indicated in these footnotes.

(2)	Includes shares that may be acquired within 60 days of the date of this proxy statement by exercising vested stock options and warrants but does not include any unvested stock options or warrants.

(3)	For each individual, this percentage is determined by assuming the named person exercises all options and warrants which he or she has the right to acquire within 60 days, but that no other persons exercise any options or warrants. For the directors and executive officers as a group, this percentage is determined by assuming that each director and executive officer exercises all options and warrants which he or she has the right to acquire within 60 days, but that no other persons exercise any options or warrants. The calculations are based on 20,502,760 shares of common stock outstanding on March 27, 2014.

(4)	Consists of 900,000 shares held by Baird Hageman & Co. Series 1, LLC and 172,250 shares individually owned by Gordon A. Baird. Mr. Baird and Alvin G. Hageman are the members of the board of managers of Baird Hageman & Co., LLC and therefore share voting and investment power over the shares. The foregoing is not an admission by Mr. Baird that he is the beneficial owner of the shares held by Baird Hageman & Co., LLC. The address of Baird Hageman & Co., LLC is c/o Baird Hageman & Co., LLC, 33 Christie Hill Road, Darien, CT 06820.

(5)	Consists of 900,000 shares held by Baird Hageman & Co. Series 1, LLC and 490,250 shares individually owned by Alvin G. Hageman. Mr. Hageman and Gordon A. Baird are the members of the board of managers of Baird Hageman & Co., LLC and therefore share voting and investment power over the shares. The foregoing is not an admission by Mr. Hageman that he is the beneficial owner of the shares held by Baird Hageman & Co., LLC. The address of Baird Hageman & Co., LLC is c/o Baird Hageman & Co., LLC, 33 Christie Hill Road, Darien, CT 06820.

(6)	Consists of 125,000 shares held by First Financial Partners Fund II, LP. Mr. Stock serves as general partner for FFP Affiliates II, LP, which in turn serves as the general partner of First Financial Partners Fund II, LP. Its address is One Stamford Forum, 201 Tresser Blvd., Stamford, CT 06901.

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

In July 2011, Gordon A. Baird formed MPIB, a Delaware limited liability company for the purpose of developing the business and regulatory plans for a digital transaction services business. On December 31, 2012, Mr. Baird was appointed Chief Executive Officer and director of the Company. The Company is currently negotiating the purchase of MPIB to obtain the exclusive rights in all the property of MPIB. The Company has appointed an independent committee of the board as well as hired a nationally recognized independent audit and valuation firm to support the Company’s negotiation and valuation process. If we are able to negotiate an agreement with MPIB on terms that we find acceptable, we would acquire MPIB or its assets for an upfront fee that would not exceed $7 million and earnout payments that would not exceed 7% of the revenue generated by any digital payments business over a period of not longer than seven years.

Director Independence

We apply the definition of independent director as defined by NASDAQ Rule 5605(a)(2). In accordance with this guidance, all directors of the Company are considered independent with the exception of Gordon A. Baird, the Company’s chief executive officer.

Item 14.    Principal Accounting Fees and Services.

Elliott Davis, LLC was our auditor during the fiscal year ended December 31, 2013. A representative of Elliott Davis, LLC will be present at the 2014 annual shareholders’ meeting and will be available to respond to appropriate questions and will have the opportunity to make a statement if he or she desires to do so. The following table shows the fees that we paid for services performed in fiscal years ended December 31, 2013 and 2012:

	Years Ended December 31,
	2013	2012
Audit Fees	$59,500	$56,500
Audit-Related Fees	12,250	8,500
Tax Fees	8,660	12,945
All Other Fees	—	—
Total	$80,410	$77,945

Audit Fees

This category includes the aggregate fees billed for professional services rendered by the independent auditors during the Company’s 2013 and 2012 fiscal years for the audit of the Company’s consolidated annual financial statements and quarterly reports on Form 10-Q.

Audit-Related Fees

This category includes the aggregate fees billed for non-audit services, exclusive of the fees disclosed relating to audit fees, during the fiscal years ended December 31, 2013 and 2012. These services principally include the assistance for various filings with the SEC and consultations regarding accounting and disclosure matters.

Tax Fees

This category includes the aggregate fees billed for tax services rendered in the preparation of federal and state income tax returns for the Company and its subsidiaries and consultations regarding tax and disclosure matters.

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

Item 15.    Exhibits, Financial Statement Schedules.

(a)(1)	Financial Statements

The following consolidated financial statements are included in Item 8 of this report:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2013 and 2012

•	Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2013 and 2012

•	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2013 and 2012

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and 2012

•	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

These schedules have been omitted because they are not required, are not applicable or have been included in our consolidated financial statements.

(3)	Exhibits

See the “Exhibit Index” immediate following the signature page to this report, which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENCE BANCSHARES, INC.

Dated: March 31, 2014	By: /s/ Gordon A. Baird
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

Signature	Title	Date
/s/ Gordon A. Baird	Chief Executive Officer (Principal Executive Officer) Director	March 31, 2014

/s/ Martha L. Long	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ H. Neel Hipp, Jr.	Director

/s/ A. Alexander Mclean	Director

/s/ Robert Willumstad	Chairman

/s/ Alvin Hageman	Director

/s/ Keith Stock	Director

EXHIBIT INDEX

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form SB-2, File No. 333-121485).
3.2	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A filed on May 2, 2011).
3.3	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on July 22, 2013).
3.4	Amended and Restated Bylaws as of March 5, 2012.
4.1	See Exhibits 3.1 — 3.4 for provisions in Independence Bancshares, Inc.’s Articles of Incorporation and Bylaws defining the rights of holders of the common stock.
4.2	Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Company’s Form SB-2, File No. 333-121485).
10.1
Amended and Restated Employment Agreement between Independence Bancshares, Inc. and Lawrence R. Miller dated December 10, 2008 (incorporated by reference to Exhibit 10.11 of the Company’s Form 10-K for the fiscal year ended December 31, 2008).*

10.2	Form of Stock Warrant Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Form SB-2, File No. 333-121485).*
10.3	Independence Bancshares, Inc. 2005 Stock Incentive Plan and Form of Option Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-QSB for the period ended June 30, 2005).*
10.4	Stock Warrant Agreement between Lawrence R. Miller and the Company dated May 16, 2005 (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-QSB for the period ended June 30, 2005).*
10.5	Amendment No. 1 to the Independence Bancshares, Inc. 2005 Stock Incentive Plan (incorporated by reference to the Company’s Form 10-Q for the period ended September 30, 2008).*
10.6	Consent Order by and between Independence National Bank and the OCC dated November 14, 2011 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on November 18, 2011.
10.7	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 7, 2013).
10.8	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on January 7, 2013).
10.9
Amendment to the Amended and Restated Employment Agreement by and among Independence Bancshares, Inc. and Lawrence R. Miller. (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on January 7, 2013).*

10.10	Amendment No. 2 to the Independence Bancshares, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 5, 2013).*
10.11	Independence Bancshares, Inc. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on March 5, 2013).*
10.12	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on March 5, 2013).*
10.13	Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on March 5, 2013).*

10.14
Employment Agreement by and between Independence Bancshares, Inc. and Gordon A. Baird dated March 27, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 1, 2013).*

21.1	Subsidiaries of the Company.
23.1	Consent of Elliott Davis, LLC.
24.1	Power of Attorney (filed as part of the signature page herewith).
31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.
31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.
32	Section 1350 Certifications of the Principal Executive Officer and Principal Financial Officer.
101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in eXtensible Business Reporting Language (XBRL); (i) the Consolidated Balance Sheets at December 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2013 and 2012, (iii) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012, and (iv) Notes to Consolidated Financial Statements*.

*	Management contract of compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.