Form 10-Q
period 2014-03-31
Independence Bancshares, Inc.
filed 2014-05-15
CIK 1311828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 X

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2014

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

Act).  Yes  [   ]   No  [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  20,502,760 shares of common stock, $.01 par value per share, were issued and outstanding as of May 15, 2014.

Independence Bancshares, Inc.

Part I – Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	(unaudited)	(audited)
Assets
Cash and due from banks	$4,132,837	$6,541,955
Federal funds sold	4,974,000	7,880,000
Investment securities available for sale	20,056,419	20,125,470
Non-marketable equity securities	363,700	424,200
Loans, net of allowance for loan losses of $1,301,036 and $1,301,886, respectively	64,550,897	62,368,250
Loans held for sale	—	900,000
Accrued interest receivable	302,815	358,350
Property and equipment, net	2,474,050	2,512,816
Other real estate owned and repossessed assets	2,349,010	2,508,170
Other assets	332,898	649,924
Total assets	$99,536,626	$104,269,135

Liabilities
Deposits:
Noninterest bearing	$11,660,210	$12,044,506
Interest bearing	73,902,621	77,124,171
Total deposits	85,562,831	89,168,677

Securities sold under agreements to repurchase	37,017	96,879
Accrued interest payable	7,993	7,432
Accounts payable and accrued expenses	510,123	688,691
Total liabilities	86,117,964	89,961,679

Commitments and contingencies

Shareholders’ equity
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued	—	—
Common stock, par value $.01 per share; 300,000,000 shares authorized; 20,502,760 shares issued and outstanding	205,028	205,028
Additional paid-in capital	34,865,670	34,738,643
Accumulated other comprehensive loss	(886,553)	(1,216,718)
Accumulated deficit	(20,765,483)	(19,419,497)
Total Total shareholders’ equity	13,418,662	14,307,456
Total liabilities and shareholders’ equity	$99,536,626	$104,269,135

The accompanying notes are an integral part of these consolidated financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(unaudited)

	Three Months Ended March 31
	2014	2013
Interest income
Loans	$813,136	$866,070
Investment securities	135,697	123,181
Federal funds sold and other	8,891	10,948
Total interest income	957,724	1,000,199

Interest expense
Deposits	74,694	140,828
Borrowings	22	27,852
Total interest expense	74,716	168,680

Net interest income	883,008	831,519
Provision for loan losses	—	—

Net interest income after provision for loan losses	883,008	831,519

Non-interest income
Service fees on deposit accounts	9,158	10,207
Residential loan origination fees	45,720	23,968
Gain on sale of loans held for sale	118,452	—
Other income	11,095	5,238
Total non-interest income	184,425	39,413

Non-interest expenses
Compensation and benefits	688,846	488,801
Real estate owned activity	99,674	90,838
Occupancy and equipment	156,078	143,756
Insurance	83,970	109,997
Data processing and related costs	85,864	81,679
Professional fees	184,213	214,046
Product research and development expense	1,029,921	275,481
Other	84,853	91,884
Total non-interest expenses	2,413,419	1,496,482

Loss before income tax expense (benefit)	(1,345,986)	(625,550)

Income tax expense (benefit)	—	—

Net loss	$(1,345,986)	$(625,550)

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on investment securities available for sale, net of tax	330,165	(229,906)
Reclassification adjustment included in net income, net of tax	—	—
Other comprehensive income (loss)	330,165	(229,906)

Total comprehensive loss	$(1,015,821)	$(855,456)
Loss per common share – basic and diluted	$(.07)	$(.03)

Weighted average common shares outstanding – basic and diluted	20,502,760	19,733,760

The accompanying notes are an integral part of these consolidated financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

 (unaudited)

	Common stock		Additional	Accumulated other comprehensive	Accumulated
	Shares	Amount	paid-in capital	income (loss)	deficit	Total
December 31, 2012	19,733,760	$197,338	$33,745,883	$8,033	$(13,391,748)	$20,559,506
Compensation expense related to stock options granted	—	—	472,948	—	—	472,948
Issuance of stock – capital raise, net of expenses	769,000	7,690	519,812	—	—	527,502
Net loss	—	—	—	—	(6,027,749)	(6,027,749)
Other comprehensive loss	—	—	—	(1,224,751)	—	(1,224,751)
December 31, 2013	20,502,760	$205,028	$34,738,643	$(1,216,718)	$(19,419,497)	$14,307,456

December 31, 2013	20,502,760	$205,028	$34,738,643	$(1,216,718)	$(19,419,497)	$14,307,456
Compensation expense related to stock options granted	—	—	127,027	—	—	127,027
Net loss	—	—	—	—	(1,345,986)	(1,345,986)
Other comprehensive income	—	—	—	330,165	—	330,165
March 31, 2014	20,502,760	$205,028	$34,865,670	$(886,553)	$(20,765,483)	$13,418,662

The accompanying notes are an integral part of these consolidated financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2014	2013
Operating activities
Net loss	$(1,345,986)	$(625,550)
Adjustments to reconcile net loss to cash used in operating activities
Provision for loan losses	—	—
Depreciation	52,126	31,341
Amortization of investment securities premiums, net	61,451	104,877
Compensation expense related to stock options granted	127,027	36,000
Net changes in fair value and losses on other real estate owned and repossessed assets	65,456	40,016
Gain on sale of loans held for sale	(118,452)	—
(Increase) decrease in other assets, net	372,561	(78,025)
Decrease in other liabilities, net	(178,007)	(532,074)
Net cash used in operating activities	(963,824)	(1,023,415)

Investing activities
(Originations) repayments of loans, net	(2,197,195)	2,177,765
Sale of loans held for sale	1,033,000	—
Repayments of investment securities available for sale	337,765	836,375
Redemption of non-marketable equity securities, net	60,500	18,600
Purchase of property and equipment, net	(13,360)	(24,088)
Sale of other real estate owned and repossessed assets	93,704	61,544
Net cash (used in) provided by investing activities	(685,586)	3,070,196

Financing activities
(Decrease) increase in deposits, net	(3,605,846)	3,353,272
Decrease in borrowings	(59,862)	(79,668)
Net cash (used in) provided by financing activities	(3,665,708)	3,273,604

Net (decrease) increase in cash and cash equivalents	(5,315,118)	5,320,385

Cash and cash equivalents at beginning of the period	14,421,955	22,638,500

Cash and cash equivalents at end of the period	$9,106,837	$27,958,885

Supplemental information:
Cash paid for
Interest	$74,155	$166,791
Schedule of non-cash transactions
Change in unrealized gain on securities, net of tax	$330,165	$(229,906)
Transfers from loans to other real estate owned	$—	$1,192,357

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

On December 31, 2012, the Company sold 17,648,750 shares of common stock at a price of $0.80 per share to certain investors in a private placement, including members of our board of directors, for gross proceeds of approximately $14.1 million (the “Private Placement”). On August 1, 2013, the Company sold 769,000 shares of common stock at a price of $0.80 per share to certain existing shareholders in a follow-on public offering for gross proceeds of approximately $615,200 (the “Follow-on Offering”). Upon closing the Private Placement, the Company made a capital contribution of $2.25 million to the Bank in order to increase the Bank’s capital levels above the amounts specified in the Bank’s consent order (the “Consent Order”) with the Office of the Comptroller of the Currency (the “OCC”). In addition, the Company made a capital contribution to the Bank of $750,000 during the quarter ended March 31, 2013. The Company is using the remaining proceeds of the Private Placement and the proceeds from the Follow-on Offering to build a digital payment technology platform and explore transaction services business opportunities as described in more detail in our Annual Report on Form 10-K for 2013 as filed with the Securities and Exchange Commission (the “SEC”). In conjunction with our efforts to pursue these opportunities, we have begun offering services under the trade name “nD bancgroup” and have taken steps to protect our intellectual property rights to that name.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for 2013 as filed with the SEC.

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

Business Segments

The Company reports its activities as four business segments – Community Banking, Transaction Services, Asset Management and Holding Company. In determining proper segment definition, the Company considers the materiality of a potential segment and components of the business about which financial information is available and regularly evaluated, relative to a resource allocation and performance assessment. Please refer to “Note 7 – Business Segments” for further information on the reporting for the four business segments.

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

Recent Developments

On March 28, 2014, the Company sold two loans, totaling approximately $900,000, that had previously been classified as loans held for sale for total proceeds of $1,033,000, resulting in a gain of approximately $118,452 to the Company. The Company paid a success fee of approximately $41,000 in conjunction with this transaction. Previously, in June 2013, the Company purchased several pieces of real estate owned totaling $3.3 million and three loans totaling $2.2 million, including these two loans, from the Bank (under terms that meet the Market Terms Requirement as described in Regulation W covering transactions between affiliates) in order to support a reduction in the Bank’s adversely classified assets ratio. Prior to the quarter ended March 31, 2014, the Company had sold seven pieces of the real estate owned purchased from the Bank for proceeds of approximately $2.0 million, which had resulted in an aggregate loss of $1,514,526 to the Company. The remaining pieces of real estate owned and loan purchased from the Bank are being actively marketed for sale.

Recent Regulatory Developments

On November 14, 2011, the Bank entered into the Consent Order with the OCC, which, among other things, contains a requirement that the Bank maintain minimum capital levels that exceed the minimum regulatory capital ratios for “well-capitalized” banks. The Consent Order requires the Bank to achieve and maintain Tier 1 capital at least equal to 9% of adjusted total average assets, Tier 1 risk based capital at least equal to 10%, and total risk based capital at least equal to 12% of risk-weighted assets. As of March 31, 2014 the Bank met these higher minimum capital levels. As long as the higher minimum capital levels imposed by the Consent Order remain in effect, the Bank will not be deemed to be “well-capitalized” and therefore, as of March 31, 2014, the Bank was considered “adequately capitalized”. For additional information on the Consent Order, including actions the Bank has taken in response to the Consent Order, see “Management’s Discussion and Analysis – Recent Regulatory Developments” and “Management’s Discussion and Analysis– Capital Resources.”

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

For further information regarding our significant accounting policies, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for 2013 as filed with the SEC.

Cash and Cash Equivalents - For purposes of reporting cash flows, cash and cash equivalents include cash, amounts due from banks and federal funds sold. Generally, federal funds are sold for one-day periods. Due to the short term nature of cash and cash equivalents, the carrying amount of these instruments is deemed to be a reasonable estimate of fair value.

At March 31, 2014 and December 31, 2013, the Company had restricted cash totaling $2,000 with the Federal Home Loan Bank (“FHLB”) of Atlanta. Also at December 31, 2013, the Company had restricted cash totaling $500,000 with Pacific Coast Bankers Bank, the Company’s primary correspondent bank. The Company had no restricted cash with Pacific Coast Bankers Bank at March 31, 2014 as the Company changed correspondent banks during the quarter. The Company places its deposits and correspondent accounts with and sells its federal funds to high quality institutions. Management believes credit risk associated with correspondent accounts is not significant.

Net Loss per Common Share – Basic loss per common share represents net loss divided by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method. For the three month periods ended March 31, 2014 and March 31, 2013, as a result of the Company’s net loss, all of the potential common shares were considered anti-dilutive.

Fair Value Measurements – The Company determines the fair market values of its financial instruments based on the fair value hierarchy established in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”), which provides a framework for measuring and disclosing fair value under generally accepted accounting principles.  ASC Topic 820 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available for sale investment securities) or on a nonrecurring basis (for example, impaired loans).

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

We did not recognize any income tax benefit or expense for the three month periods ended March 31, 2014 and 2013 due to our net operating loss carryforward position. Accounting literature states that a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized. The determination of whether a deferred tax asset is realizable is based on weighting all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified. During our September 30, 2010 quarterly analysis of the valuation allowance recorded against our deferred tax assets, we determined that it was not more likely than not that our deferred tax assets will be recognized in future years due to the continued decline in credit quality and the resulting impact on net interest margin, increased net losses, and negative impact on capital as a result of provision for loan losses and write-downs on other real estate owned, and we recorded a 100% valuation allowance against the deferred tax asset. We will continue to analyze our deferred tax assets and related valuation allowance each quarter taking into account performance compared to forecast and current economic or internal information that would impact forecasted earnings.

The Company believes that its income tax filing positions taken or expected to be taken in its tax returns will more likely than not be sustained upon audit by the taxing authorities, and does not anticipate any adjustments that will result in a material adverse impact on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740.

Recently Issued Accounting Pronouncements – The following is a summary of recent authoritative pronouncements that may affect our accounting, reporting, and disclosure of financial information:

In July 2013, the FASB issued guidance to eliminate the diversity in practice regarding presentation of unrecognized tax benefits in the statement of financial position. Under the clarified guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, will be presented in the financial statements as a reduction to a deferred tax asset unless certain criteria are met. The requirements should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The amendments became effective for the Company for reporting periods beginning after December 15, 2013 and did not have a material effect on the Company’s financial statements.

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

	March 31, 2014
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Government-sponsored mortgage-backed	$10,581,308	$50,701	$(464,944)	$10,167,065
Municipals, tax-exempt	9,038,005	—	(454,399)	8,583,606
Municipals, taxable	1,323,659	3,712	(21,623)	1,305,748
Total investment securities	$20,942,972	$54,413	$(940,966)	$20,056,419

	December 31, 2013
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Government-sponsored mortgage-backed	$10,952,187	$43,394	$(542,309)	$10,453,272
Municipals, tax-exempt	9,064,397	—	(682,916)	8,381,481
Municipals, taxable	1,325,604	4,417	(39,304)	1,290,717
Total investment securities	$21,342,188	$47,811	$(1,264,529)	$20,125,470

The following table presents information regarding securities with unrealized losses at March 31, 2014:

	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored mortgage-backed	$1,925,440	$38,515	$5,079,269	$426,429	$7,004,709	$464,944
Municipals, tax-exempt	5,643,588	235,663	2,940,018	218,736	8,583,606	454,399
Municipals, taxable	1,015,010	21,623	—	—	1,015,010	21,623
Total temporarily impaired securities	$8,584,038	$295,801	$8,019,287	$645,165	$16,603,325	$940,966

The following table presents information regarding securities with unrealized losses at December 31, 2013:

	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored mortgage-backed	$2,753,651	$55,958	$6,955,336	$486,351	$9,708,987	$542,309
Municipals, tax-exempt	5,497,537	402,945	2,883,944	279,971	8,381,481	682,916
Municipals, taxable	998,435	39,304	—	—	998,435	39,304
Total temporarily impaired securities	$9,249,623	$498,207	$9,839,280	$766,322	$19,088,903	$1,264,529

At March 31, 2014, investment securities with a fair value of $8.6 million and unrealized losses of $295,801 had been in a continuous loss position for less than twelve months. At March 31, 2014, investment securities with a fair value of approximately $8.0 million and unrealized losses of $645,165 had been in a continuous loss position for more than one year. All remaining investment securities were in an unrealized gain position. The Company believes, based on industry analyst reports and credit ratings that the deterioration in the fair value of these investment securities available for sale is attributed to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. The Company has the ability and intent to hold these securities until such time as the values recover or the securities mature. At December 31, 2013, investment securities with a fair value of $9.2 million and unrealized losses of $498,207 had been in a continuous loss position for less than twelve months. At December 31, 2013, investment securities with a fair value of approximately $9.8 million and unrealized losses of $766,322 had been in a continuous loss position for more than one year. All remaining investment securities were in an unrealized gain position.

The amortized costs and fair values of investment securities available for sale at March 31, 2014, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers have the right to prepay the obligations.

	March 31, 2014
	Amortized Cost	Fair Value
Due within one year	$—	$—
Due after one through three years	—	—
Due after three through five years	—	—
Due after five through ten years	2,835,927	2,690,866
Due after ten years	18,107,045	17,365,553
Total investment securities	$20,942,972	$20,056,419

NOTE 4 – LOANS

At March 31, 2014, our gross loan portfolio consisted primarily of $33.4 million of commercial real estate loans, $12.6 million of commercial business loans, and $19.9 million of consumer and home equity loans. Our current loan portfolio composition is not materially different than the loan portfolio composition disclosed in the footnotes to the consolidated financial statements included in our Annual Report on Form 10-K for 2013 as filed with the SEC.

Previously, in June 2013, the Company purchased several pieces of real estate owned totaling $3.3 million and three loans totaling $2.2 million, including these two loans, from the Bank (under terms that meet the Market Terms Requirement as described in Regulation W covering transactions between affiliates) in order to support a reduction in the Bank’s adversely classified assets ratio. Prior to the quarter ended March 31, 2014, the Company had sold seven pieces of the real estate owned purchased from the Bank for proceeds of approximately $2.0 million, which had resulted in an aggregate loss of $1,514,526 to the Company. The remaining pieces of real estate owned and loan purchased from the Bank are being actively marketed for sale.

At December 31, 2013, the Company held approximately $900,000 classified as loans held for sale that are not included in the loan balances disclosed above or in the disclosures presented in the remainder of Note 4. At December 31, 2013, the Company was in the process of soliciting bids to sell approximately $1.3 million of loans to unaffiliated third party investors, and it was the Company’s intent to accept the highest bid received assuming it was greater than $900,000. As of December 31, 2013, these loans were reclassified out of the loans held for investment category and segregated on the balance sheet as held for sale. These loans are carried at their liquidation value based on the minimum acceptable bid threshold set by the Company with the remaining difference of approximately $407,000 being charged off through the allowance for loan losses. During the three months ended March 31, 2014, the two loans classified as held for sale were sold for total proceeds of $1,033,000. A success fee of approximately $41,000 and a gain of approximately $118,000 was recognized as a result of this sale.

On March 28, 2014, the Company sold two loans, totaling approximately $900,000, that had previously been classified as loans held for sale for total proceeds of $1,033,000, resulting in a gain of approximately $118,452 to the Company. The Company paid a success fee of approximately $41,000 in conjunction with this transaction.

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

The following table summarizes delinquencies and nonaccruals, by portfolio class, as of March 31, 2014 and December 31, 2013.

	Single and multifamily residential real estate	Construction and development	Commercial real estate – other	Commercial business	Consumer	Total
March 31, 2014
30-59 days past due	$137,551	$—	$—	$24,284	$—	$161,835
60-89 days past due	—	—	—	—	3,199	3,199
Nonaccrual	46,847	1,008,253	875,372	—	—	1,930,472
Total past due and nonaccrual	184,398	1,008,253	875,372	24,284	3,199	2,095,506
Current	18,701,125	9,249,438	22,310,198	12,552,003	1,053,164	63,865,928
Total loans (gross of deferred fees)	$18,885,523	$10,257,691	$23,185,570	$12,576,287	$1,056,363	$65,961,434
Deferred fees						(109,501)
Loan loss reserve						(1,301,036)
Total Loans, net						$64,550,897

	Single and multifamily residential real estate	Construction and development	Commercial real estate – other	Commercial business	Consumer	Total
December 31, 2013
30-59 days past due	$—	$42,542	$524,430	$—	$—	$566,972
60-89 days past due	—	—	—	—	—	—
Nonaccrual	46,847	1,008,253	347,615	—	—	1,402,715
Total past due and nonaccrual	46,847	1,050,795	872,045	—	—	1,969,687
Current	18,710,637	9,002,305	20,923,002	12,170,698	999,941	61,806,583
Total loans (gross of deferred fees)	$18,757,484	$10,053,100	$21,795,047	$12,170,698	$999,941	$63,776,270
Deferred fees						(106,134)
Loan loss reserve						(1,301,886)
Total Loans, net						$62,368,250

At March 31, 2014 and December 31, 2013, there were nonaccrual loans of $1.9 million and $1.4 million, respectively. Foregone interest income related to nonaccrual loans equaled $12,321 for the three months ended March 31, 2014, which was offset by discount amortization of $13,836 recognized on one loan, for a total of $1,515 interest income recognized on nonaccrual loans. Foregone interest income related to nonaccrual loans equaled $70,231 for the three months ended March 31, 2013. No interest income was recognized on nonaccrual loans during the three months ended March 31, 2013. At March 31, 2014 and December 31, 2013, there were no accruing loans which were contractually past due 90 days or more as to principal or interest payments. On April 15, 2014, one nonaccrual loan for $909,189 was transferred to other real estate owned for $809,000, net of a specific reserve, which includes $16,000 in selling costs, of $100,189.  In addition, $25,000 in funds were received as deed-in-lieu of foreclosure on this loan.  The property is currently being marketed for sale.

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

The following table summarizes management’s internal credit risk grades, by portfolio class, as of March 31, 2014 and December 31, 2013.

March 31, 2014	Single and multifamily residential real estate	Construction and development	Commercial real estate – other	Commercial business	Consumer	Total
Pass Loans	$11,102,921	$1,038,099	$—	$—	$1,045,304	$13,186,324
Grade 1 – Prime	—	—	—	—	—	—
Grade 2 – Good	—	—	271,213	172,206	—	443,419
Grade 3 – Acceptable	1,926,686	786,616	7,380,262	3,291,338	—	13,384,902
Grade 4 – Acceptable w/ Care	4,522,257	6,491,603	13,634,244	9,112,743	11,059	33,771,906
Grade 5 – Special Mention	—	87,685	1,024,479	—	—	1,112,164
Grade 6 – Substandard	1,333,659	1,853,688	875,372	—	—	4,062,719
Grade 7 – Doubtful	—	—	—	—	—	—
Total loans (gross of deferred fees)	$18,885,523	$10,257,691	$23,185,570	$12,576,287	$1,056,363	$65,961,434

December 31, 2013	Single and multifamily residential real estate	Construction and development	Commercial real estate – other	Commercial business	Consumer	Total
Pass Loans	$10,875,181	$693,307	$—	$—	$999,941	$12,568,429
Grade 1 – Prime	—	—	—	—	—	—
Grade 2 – Good	—	—	274,757	176,921	—	451,678
Grade 3 – Acceptable	1,967,068	646,410	6,743,008	3,034,590	—	12,391,076
Grade 4 – Acceptable w/ Care	4,571,825	6,743,830	13,232,782	8,959,187	—	33,507,624
Grade 5 – Special Mention	731,681	88,665	677,746	—	—	1,498,092
Grade 6 – Substandard	611,729	1,880,888	866,754	—	—	3,359,371
Grade 7 – Doubtful	—	—	—	—	—	—
Total loans (gross of deferred fees)	$18,757,484	$10,053,100	$21,795,047	$12,170,698	$999,941	$63,776,270

Loans graded one through four are considered “pass” credits. At March 31, 2014, approximately 92% of the loan portfolio had a credit grade of “pass” compared to 92% at December 31, 2013. For loans to qualify for this grade, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment. Consumer loans are assigned a “pass” credit rating unless something within the loan warrants a specific classification grade. As of March 31, 2014, we had loans totaling $1.1 million classified as special mention.  This classification is utilized when an initial concern is identified about the financial health of a borrower.  Loans are designated as such in order to be monitored more closely than other credits in the loan portfolio. At March 31, 2014, substandard loans totaled $4.1 million, with all loans being collateralized by real estate. Substandard credits are evaluated for impairment on a quarterly basis.

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

At March 31, 2014, impaired loans totaled $2.7 million, all of which were valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral. Impaired loans increased $1.3 million from December 31, 2013 due to four new loans which were considered for impairment in accordance with our loan rating policies for approximately $1.3 million. Market values were obtained using independent appraisals, updated in accordance with our reappraisal policy, or other market data such as recent offers to the borrower. As of March 31, 2014, we had loans totaling approximately $1.3 million that were classified in accordance with our loan rating policies but were not considered impaired. The following table summarizes information relative to impaired loans, by portfolio class, at March 31, 2014 and December 31, 2013.

	Unpaid principal balance	Recorded investment	Related allowance	Average impaired investment	Year to date interest income
March 31, 2014
With no related allowance recorded:
Single and multifamily residential real estate	$1,058,751	$1,058,751	$—	$563,450	$13,484
Construction and development	—	—	—	512,216	—
Commercial real estate – other	187,934	187,934	—	292,900	—
With related allowance recorded:
Single and multifamily residential real estate	986,375	138,267	31,347	599,955	1,476
Construction and development	1,273,083	1,008,253	119,564	1,158,686	—
Commercial real estate – other	379,087	356,587	92,587	348,020	—
Commercial business	84,420	—	—	—	—
Consumer	—	—	—	—	—
Total:
Single and multifamily residential real estate	2,045,126	1,197,018	31,347	1,163,405	14,960
Construction and development	1,273,083	1,008,253	119,564	1,670,902	—
Commercial real estate – other	567,021	544,521	92,587	640,920	—
Commercial business	84,420	—	—	—	—
Consumer	—	—	—	—	—
	$3,969,650	$2,749,792	$243,498	$3,475,227	$14,960

December 31, 2013
With no related allowance recorded:
Single and multifamily residential real estate	$46,846	$46,846	$—	$68,150	$—
Construction and development	99,064	99,064	—	1,024,431	—
Commercial real estate – other	—	—	—	397,866	—
Commercial business	—	—	—	—	—
Consumer	—	—	—	—	—
With related allowance recorded:
Single and multifamily residential real estate	91,845	91,845	7,425	1,061,643	4,546
Construction and development	1,174,019	909,189	101,000	1,309,119	—
Commercial real estate – other	347,969	347,969	83,614	339,453	—
Commercial business	—	—	—	—	—
Consumer	—	—	—	—	—
Total:
Single and multifamily residential real estate	138,691	138,691	7,425	1,129,793	4,546
Construction and development	1,273,083	1,008,253	101,000	2,333,550	—
Commercial real estate – other	347,969	347,969	83,614	737,319	—
Commercial business	—	—	—	—	—
Consumer	—	—	—	—	—
	$1,759,743	$1,494,913	$192,039	$4,200,662	$4,546

Troubled debt restructuring (“TDRs”) are loans which have been restructured from their original contractual terms and include concessions that would not otherwise have been granted outside of the financial difficulty of the borrower. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges in the current economic environment. The purpose of a TDR is to facilitate ultimate repayment of the loan.

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

At March 31, 2014 and December 31, 2013, the principal balance of TDRs was approximately $331,000 and zero, respectively. As of March 31, 2014, the carrying balance of TDR consisted of one performing loan for approximately $331,000, which was restructured and granted a period of interest only payments during January 2014. At December 31, 2013, the principal balance of TDRs was zero as these loans had been reclassified as loans held for sale at that date. During the three months ended March 31, 2014, the two loans classified as held for sale were sold for total proceeds of $1,033,000. A success fee of approximately $41,000 and a gain of approximately $118,000 was recognized as a result of this sale.

There were no loans modified as troubled debt restructurings within the previous 12-month period for which there was a payment default during the three months ended March 31, 2014.

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

The following table summarizes activity related to our allowance for loan losses for the three months ended March 31, 2014 and 2013, by portfolio segment.

	Single and multifamily residential real estate	Construction and development	Commercial real estate – other	Commercial business	Consumer	Total
March 31, 2014
Allowance for loan losses:
Balance, beginning of period	$268,757	$710,010	$206,176	$26,870	$90,073	$1,301,886
Provision for loan losses	—	—		—	—	—
Loan charge-offs	—	—	(4,277)	—	—	(4,277)
Loan recoveries	3,427	—	—	—	—	3,427
Net loans charged-off	3,427	—	(4,277)	—	—	(850)
Balance, end of period	$272,184	$710,010	$201,899	$26,870	$90,073	$1,301,036

	Single and multifamily residential real estate	Construction and development	Commercial real estate – other	Commercial business	Consumer	Total
March 31, 2014
Individually reviewed for impairment	$31,347	$119,564	$92,587	$—	$—	$243,498
Collectively reviewed for impairment	240,837	590,446	109,312	26,870	90,073	1,057,538
Total allowance for loan losses	$272,184	$710,010	$201,899	$26,870	$90,073	$1,301,036

Gross loans, end of period:
Individually reviewed for impairment	$1,197,018	$1,008,253	$544,521	$—	$—	$2,749,792
Collectively reviewed for impairment	17,688,505	9,249,438	22,641,049	12,576,287	1,056,363	63,211,642
Total loans (gross of deferred fees)	$18,885,523	$10,257,691	$23,185,570	$12,576,287	$1,056,363	$65,961,434

March 31, 2013
Allowance for loan losses:
Balance, beginning of year	$611,576	$1,073,110	$63,747	$36,683	$73,301	$1,858,417
Provision for loan losses	—	—	—	—	—	—
Loan charge-offs	(68,071)	—	—	—	—	(68,071)
Loan recoveries	—	—	—	—	—	—
Net loans charged-off	(68,071)	—	—	—	—	(68,071)
Balance, end of period	$543,505	$1,073,110	$63,747	$36,683	$73,301	$1,790,346

Individually reviewed for impairment	$140,643	$97,060	$75,972	$—	$—	$313,675
Collectively reviewed for impairment	402,862	976,050	(12,225)	36,683	73,301	1,476,671
Total allowance for loan losses	$543,505	$1,073,110	$63,747	$36,683	$73,301	$1,790,346

Gross loans, end of period:
Individually reviewed for impairment	$1,705,119	$2,149,251	$339,972	$—	$—	$4,194,342
Collectively reviewed for impairment	19,027,725	8,851,648	24,328,032	9,524,103	1,117,903	62,849,411
Total loans (gross of deferred fees)	$20,732,844	$11,000,899	$24,668,004	$9,524,103	$1,117,903	$67,043,753

	March 31, 2014	March 31, 2013
Nonaccrual loans	$1,930,472	$2,952,856
Average gross loans	66,238,145	67,876,603
Net loans charged-off as a percentage of average gross loans	.00%	.01%
Allowance for loan losses as a percentage of total gross loans	1.97%	2.67%
Allowance for loan losses as a percentage of non-accrual loans	67.39%	60.63%

Portions of the allowance for loan losses may be allocated for specific loans or portfolio segments. However, the entire allowance for loan losses is available for any loan that, in management’s judgment, should be charged-off. Beginning first quarter 2012, we began using the average of the last eight quarters of our charge-off history versus the prior three years with a heavier weight on the most recent year, both adjusted for portfolio and economic factors. The general reserve as a percentage of loans has decreased from 1.78% at December 31, 2013 to 1.67% at March 31, 2014. While management utilizes the best judgment and information available to it, the ultimate adequacy of the allowance for loan losses depends on a variety of factors beyond our control, including the performance of our loan portfolio, the economy, changes in interest rates, and the view of the regulatory authorities toward loan classifications. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

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

	One year or less	After one but within five years	After five years	Total
March 31, 2014
Single and multifamily residential real estate	$3,883,909	$10,468,542	$4,533,072	$18,885,523
Construction and development	3,693,965	6,130,932	432,794	10,257,691
Commercial real estate – other	3,448,788	19,450,547	286,235	23,185,570
Commercial business	2,582,431	9,362,266	631,590	12,576,287
Consumer	284,424	750,802	21,137	1,056,363
Total	$13,893,517	$46,163,089	$5,904,828	$65,961,434

	One year or less	After one but within five years	After five years	Total
December 31, 2013
Single and multifamily residential real estate	$2,528,783	$11,767,239	$4,461,462	$18,757,484
Construction and development	3,930,335	6,122,765	—	10,053,100
Commercial real estate – other	1,987,071	19,040,747	767,229	21,795,047
Commercial business	2,423,356	8,940,000	807,342	12,170,698
Consumer	289,382	691,946	18,613	999,941
Total	$11,158,927	$46,562,697	$6,054,646	$63,776,270

Loans maturing after one year with:	March 31, 2014	December 31, 2013
Fixed interest rates	$27,095,174	$24,691,121
Floating interest rates	$24,972,743	$27,926,222

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

Available-for-sale investment securities ($20,056,419 and $20,125,470 at March 31, 2014 and December 31, 2013, respectively) are carried at fair value and measured on a recurring basis using Level 2 inputs. Fair values are estimated by using bid prices and quoted prices of pools or tranches of securities with similar characteristics.

We do not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and a specific reserve within the allowance for loan losses is established or the loan is charged down to the fair value less costs to sell. At March 31, 2014, all impaired loans were evaluated on a nonrecurring basis based on the market value of the underlying collateral. Market values are generally obtained using independent appraisals or other market data, which the Company considers to be Level 3 inputs. The aggregate carrying amount, net of specific reserves, of impaired loans carried at fair value at March 31, 2014 and December 31, 2013 was $2.5 million and $1.3 million, respectively.

At December 31, 2013, the Company held approximately $900,000 in loans classified as held for sale, which are included in the table below, because the Company was in the process of soliciting bids to sell approximately $1.3 million of loans to unaffiliated third party investors, and it was the Company’s intent to accept the highest bid received assuming it was greater than $900,000. As of December 31, 2013, these loans were reclassified out of the loans held for investment category and segregated on the balance sheet as held for sale. These loans are carried at their liquidation value based on the minimum acceptable bid threshold set by the Company with the remaining difference of approximately $407,000 being charged off through the allowance for loan losses. During the three months ended March 31, 2014, the two loans classified as held for sale were sold for total proceeds of $1,033,000. A success fee of approximately $41,000 and a gain of approximately $118,000 was recognized as a result of this sale.

Other real estate owned and repossessed assets, generally consisting of properties or other collateral obtained through foreclosure or in satisfaction of loans, are carried at the lower or market value and measured on a non-recurring basis. Market values are generally obtained using independent appraisals which are generally prepared using the income or market valuation approach, adjusted for estimated selling costs which the Company considers to be Level 3 inputs. The carrying amount of other real estate owned and repossessed assets carried at fair value at March 31, 2014 and December 31, 2013 was $2,349,010 and $2,508,170, respectively. The Company utilizes two methods to determine carrying values, either appraised value, or if lower, current net listing price.

The Company has no assets whose fair values are measured using Level 1 inputs. The Company also has no liabilities carried at fair value or measured at fair value.

For Level 3 assets measured at fair value on a non-recurring basis as of March 31, 2014, the significant observable inputs used in the fair value measurements were as follows:

Description	Fair Value at March 31, 2014	Valuation Technique	Significant Unobservable Inputs
Other real estate owned and repossessed assets	$2,349,010	Appraised value	Discounts to reflect current market conditions, abbreviated holding period, and estimated costs to sell
Impaired loans	$2,506,294	Internal assessment of appraised value	Adjustments to estimated value based on recent sales of comparable collateral

For Level 3 assets measured at fair value on a non-recurring basis as of December 31, 2013, the significant unobservable inputs used in the fair value measurements were as follows:

Description	Fair Value at December 31, 2013	Valuation Technique	Significant Unobservable Inputs
Other real estate owned and repossessed assets	$2,508,170	Appraised value	Discounts to reflect current market conditions and estimated costs to sell
Impaired loans	$1,302,874	Internal assessment of appraised value	Adjustments to estimated value based on recent sales of comparable collateral

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

The estimated fair values of the Company’s financial instruments at March 31, 2014 and December 31, 2013 are as follows:

March 31, 2014	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$4,132,837	$4,132,837	$4,132,837	$—	$—
Federal funds sold	4,974,000	4,974,000	4,974,000	—	—
Investment securities available for sale	20,056,419	20,056,419	—	20,056,419	—
Non-marketable equity securities	363,700	363,700	—	363,700	—
Loans, net	64,550,897	64,485,045	—	—	64,485,045

Financial Liabilities:
Deposits	85,562,831	85,207,743	—	85,207,743	—
Securities sold under agreements to repurchase	37,017	37,017	—	37,017	—

December 31, 2013	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$6,541,955	$6,541,955	$6,541,955	$—	$—
Federal funds sold	7,880,000	7,880,000	7,880,000	—	—
Investment securities available for sale	20,125,470	20,125,470	—	20,125,470	—
Non-marketable equity securities	424,200	424,200	—	424,200	—
Loans, net	62,368,250	62,304,580	—	—	62,304,580
Loans held for sale	900,000	900,000	—	900,000	—

Financial Liabilities:
Deposits	89,168,677	88,778,134	—	88,778,134	—
Securities sold under agreements to repurchase	96,879	96,879	—	96,879	—

NOTE 6 – STOCK COMPENSATION PLANS

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

In February 2013, our board of directors amended the 2005 Incentive Plan to cap the number of shares issuable thereunder at 2,466,720 and adopted the Independence Bancshares, Inc. 2013 Incentive Plan (the “2013 Incentive Plan”). The 2013 Incentive Plan is an omnibus equity incentive plan which provides for the granting of various types of equity compensation awards, including stock options, restricted stock, and stock appreciation rights, to the Company’s employees and directors. Initially, the maximum number of shares of common stock that may be issued under the 2013 Incentive Plan was 2,466,720. Such number will automatically adjust each time the Company issues additional shares of common stock so that the number of shares of common stock available for issuance under the 2013 Incentive Plan (plus the 2,466,720 shares reserved for issuance under the 2005 Incentive Plan) continues to equal 20% of the Company’s total outstanding shares, assuming all shares under the 2005 Incentive Plan and the 2013 Incentive Plan are exercised. Our board of directors submitted the 2013 Incentive Plan to the shareholders of the Company for their consideration at the 2013 annual shareholders’ meeting and it was approved.

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

During the year ended December 31, 2013, the Company granted an additional 2,800,000 stock options to certain employees and an advisor to the Company under the 2005 Incentive Plan and the 2013 Incentive Plan, for a total outstanding of 3,273,505 options at a weighted average price of $1.08. Of the 3,273,505 options issued, as of December 31, 2013, 734,255 options were vested as of December 31, 2013.

In February 2014, the Company granted an additional 155,000 stock options at a price of $1.59 to certain employees and to a third-party contractor, for a total outstanding of 3,428,505 options at a weighted average price of $1.11. Of the 3,428,505 options issued, only 1,013,005 options were vested as of March 31, 2014.

Compensation expense related to stock options granted was $127,027 and $36,000 for the three months ended March 31, 2014 and March 31, 2013, respectively. Compensation expense is based on the fair value of the option estimated at the date of grant using the Black-Scholes option-pricing model. Compensation expense is recognized on a straight line basis over the vesting period of the option.

NOTE 7 – BUSINESS SEGMENTS

The Company reports its activities as four business segments – Community Banking, Transaction Services, Asset Management and Holding Company as defined in Note 1. In determining proper segment definition, the Company considers the materiality of a potential segment and components of the business about which financial information is available and regularly evaluated, relative to a resource allocation and performance assessment.

The following table presents selected financial information for the Company’s reportable business segments for the three months ended March 31, 2014 and 2013.

	Banking	Transaction Services	Asset Management	Holding Company	Eliminations	Total
For the three months ended March 31, 2014
Interest income	$980,388	$—	$(22,664)	$—	$—	$957,724
Interest expense	74,716	—	—	—	—	74,716
Net interest income	905,672	—	(22,664)	—	—	883,008
Provision for loan losses	—	—	—	—	—	—
Noninterest income	100,589	—	118,452	44,084	(78,700)	184,425
Noninterest expense	962,561	1,029,921	140,402	315,535	(35,000)	2,413,419
Income (loss) before income taxes	43,700	(1,029,921)	(44,614)	(271,451)	(43,700)	(1,345,986)
Income taxes	—	—	—	—	—	—
Net income (loss)	$43,700	$(1,029,921)	$(44,614)	$(271,451)	$(43,700)	$(1,345,986)
Assets	$96,475,999	$434,554	$1,861,199	$11,522,458	$(10,757,584)	$99,536,626
Loans receivable, net	63,742,708	—	808,189	—	—	64,550,897
Cash and due from banks	3,527,125	—	—	1,894,723	(1,289,011)	4,132,837
Other real estate owned	1,296,000	—	1,053,010	—	—	2,349,010
Deposits	86,851,842	—	—	—	(1,289,011)	85,562,831
Shareholders’ equity	9,468,573	(4,009,988)	(1,368,875)	18,797,525	(9,468,573)	13,418,662

	Banking	Transaction Services	Asset Management	Holding Company	Eliminations	Total
For the three months ended March 31, 2013
Interest income	$1,000,199	$—	$—	$—	$—	$1,000,199
Interest expense	168,680		—	—	—	168,680
Net interest income	831,519	—	—	—	—	831,519
Provision for loan losses	—	—	—	—	—	—
Noninterest income	39,413	—	—	(158,044)	158,044	39,413
Noninterest expense	1,028,976	275,481	—	192,025	—	1,496,482
Loss before income taxes	(158,044)	(275,481)	—	(350,069)	158,044	(625,550)
Income taxes	—	—	—	—	—	—
Net (loss)	$(158,044)	$(275,481)	—	$(350,069)	$158,044	$(625,550)
Assets	$116,776,585	$—	$—	$21,364,542	$(11,334,667)	$126,806,460
Loans receivable, net	65,153,208	—	—	—	—	65,153,208
Cash and due from banks	9,005,636	—	—	9,823,019	(444,704)	18,383,951
Other real estate owned	5,559,090	—	—	—	—	5,559,090
Deposits	100,202,364	—	—	—	(444,704)	99,757,660
Shareholders’ equity	10,117,162	—	—	20,365,600	(10,742,712)	19,740,050

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

•

our ability to comply with our Consent Order and potential regulatory actions if we fail to comply;

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

•

changes in monetary and tax policies;

•

changes in accounting policies and practices

•

other risks and uncertainties detailed in this report and, from time to time, in our other filings with the SEC.

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

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our audited consolidated financial statements as of December 31, 2013, as filed in our Annual Report on Form 10-K.

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

As part of our development plan to build a digital payment technology platform and explore transaction services business opportunities, the Company filed three patent applications with the U.S. Patent and Trademark Office covering concepts associated with mobile wallet messages among different software platforms; entered into multiple contracts with third party technology developers and vendors to support its business operations; and has received approval from the Federal Reserve for an additional ABA number to support its operations, including its transaction services. We may also enter into agreements with vendors, payment networks and payment gateways as well as marketing and distribution partners and work with other banks and financial institutions in offering transaction and payment services or other forms of digital banking services, in each case subject to the discretion of the board of directors and management and the receipt of any necessary regulatory approvals or non-objections.

Overview

The following discussion describes our results of operations for the three month periods ended March 31, 2014 and 2013 and also analyzes our financial condition as of March 31, 2014.

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

At March 31, 2014, we had total assets of $99.5 million, a decrease of $4.7 million, or 4.5%, from total assets of $104.3 million at December 31, 2013. The largest components of our total assets are net loans, investment securities available for sale, federal funds sold and cash and due from banks, which were $64.6 million, $20.1 million, $5 million and $4.1 million, respectively, at March 31, 2014. Comparatively, our net loans, investment securities available for sale, federal funds sold and cash and due from banks totaled $62.4 million, $20.1 million, $7.9 million and $6.5 million, respectively, at December 31, 2013. Our liabilities and shareholders’ equity at March 31, 2014, totaled $86.1 million and $13.4 million, respectively, compared to liabilities of $90 million and shareholders’ equity of $14.3 million at December 31, 2013. The principal component of our liabilities is deposits, which were $85.6 million and $89.2 million at March 31, 2014 and December 31, 2013, respectively.

Our net loss was $1.3 million for the three months ended March 31, 2014, or $0.07 per common share, an increase in loss of $720,436 or 115.2%, compared to a net loss of $625,550, or $0.03 per common share, for the three months ended March 31, 2013. This increase in net loss was primarily driven by an increase in product research and development expense and compensation and benefits expense.

Recent Regulatory Developments

On November 14, 2011, the Bank entered into the Consent Order with its primary regulator, the OCC, which, among other things, contains a requirement that the Bank maintain minimum capital levels that exceed the minimum regulatory capital ratios for “well-capitalized” banks. The minimum capital ratios for a bank are generally 8% for total capital, 4% for Tier 1 capital and 4% for leverage. To be eligible to be classified as “well-capitalized,” a bank must generally maintain a total capital ratio of 10% or more, a Tier 1 capital ratio of 6% or more, and a leverage ratio of 5% or more. The Consent Order required the Bank to achieve Tier 1 capital at least equal to 9% of adjusted total average assets, Tier 1 risk based capital at least equal to 10%, and total risk based capital at least equal to 12% of risk-weighted assets by March 31, 2012. The Bank did not achieve these higher capital requirements by March 31, 2012, and as a result, the OCC deemed the Bank not to be in compliance with a majority of the Articles in the Consent Order, all of which were dependent on the Bank achieving these higher capital requirements. On December 31, 2012, in connection with the closing of the Private Placement, the Company made a capital contribution of $2.25 million to the Bank. On March 31, 2013, the Company made an additional capital contribution of $750,000 to the Bank. As a result, the Bank’s capital levels are now above the higher minimum capital levels imposed by the OCC in the Consent Order, and the Bank is in compliance with a majority of the Articles in the Consent Order. Nevertheless, as long as the higher minimum capital levels imposed by the Consent Order remain in effect, the Bank will not be deemed to be “well-capitalized”. As of March 31, 2014, the Bank was considered “adequately capitalized”.

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

We are working to improve the Bank’s earnings by, among other methods, reducing its adversely classified assets ratio. During the quarter ended June 30, 2013, following receipt of nonobjection from the OCC and Federal Reserve, we purchased certain classified assets totaling approximately $5.5 million from the Bank (under terms that meet the Market Terms Requirement as described in Regulation W covering transactions between affiliates), resulting in a significant reduction in the Bank’s adversely classified assets. As of March 31, 2014, the Bank’s adversely classified assets ratio (e.g., the ratio of the substandard assets plus other real estate owned to Tier 1 Capital plus the allowance for loan loss) was approximately 28%, compared to 33% on December 31, 2013 and approximately 130% on March 31, 2013. The decrease in the Bank’s adversely classified assets has reduced, and we believe will continue to reduce, the costs to the Bank associated with these assets thereby increasing its profitability, and ultimately, allowing it to be released from the Consent Order. The determination of our compliance with the requirements of the Consent Order will be made by the OCC, and there can be no assurance that the OCC will determine that we are in compliance as described above. Failure to meet the requirements of the Consent Order could result in additional enforcement remedies, including civil money penalties and/or sanctions as the OCC considers appropriate, which could have a material impact on our financial condition. In addition, the OCC may amend the Consent Order based on the results of their ongoing examinations of the Bank.

Currently, the Company must obtain the prior written approval of the Federal Reserve Bank of Richmond before declaring or paying any dividends, directly or indirectly accepting dividends or any other form of payment representing a reduction in capital from the Bank, making any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities, directly or indirectly, incurring, increasing or guaranteeing any debt, and directly or indirectly, purchasing or redeeming any shares of its stock. Once certain financial performance and capital adequacy metrics have been met and the Company has either received the necessary regulatory approvals to engage in such activities or such regulatory approvals are no longer required, the Company intends to engage in some of these activities in the future, such as paying dividends to our shareholders or purchasing shares of our stock, provided these activities could be conducted in a safe and sound manner while maintaining prudent capital levels in order to support the Bank and its operations and to maintain the Company’s research and development, acquisition, regulatory, and legal costs and marketing efforts associated with the development of its transaction services business. The Company currently has no definitive plans to engage in such activities, and there can be no assurances that the Company will take any such actions in the future.

Results of Operations

Three months ended March 31, 2014 and 2013

We recorded a net loss of $1,345,986, or $0.07 per diluted share, for the quarter ended March 31, 2014, compared to a net loss of $625,550, or $0.03 per diluted share, for the quarter ended March 31, 2013. The increase in net loss of $720,436 was primarily driven by increases in research and development in addition to compensation and benefits expense partially offset by a decrease in real estate owned activity. Each of these components is discussed in greater detail below.

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the three months ended March 31, 2014 and 2013. We derived these yields by dividing annualized income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. The net amount of capitalized loan fees are amortized into interest income on loans.

	For the Three Months Ended March 31,
	2014			2013

	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

Federal funds sold and other	$11,477,919	$8,891	0.31%	$18,148,020	$10,948	0.24%
Investment securities	20,148,222	135,697	2.73	25,079,206	123,181	1.99
Loans (1)	64,548,717	813,136	5.11	67,078,692	866,070	5.24
Total interest-earning assets	$96,174,858	$957,724	4.04%	$110,305,918	$1,000,199	3.68%

NOW accounts	$6,721,548	$3,111	0.19%	$6,785,730	$4,559	0.27%
Savings & money market	40,324,590	23,395	0.24	43,688,329	51,932	0.48
Time deposits (excluding brokered time deposits)	27,582,509	42,154	0.62	36,883,594	78,247	0.86
	1,576,346	6,034	1.55	5,411,999	6,090	0.46
Total interest-bearing deposits	76,204,993	74,694	0.40	92,769,652	140,828	0.62
Borrowings	76,726	22	0.12	7,101,245	27,852	1.59
Total interest-bearing liabilities	$76,281,719	$74,716	0.40%	$99,870,897	$168,680	0.68%

Net interest spread			3.64%			2.99%
Net interest income/ margin		$883,008	3.72%		$831,519	3.19%

(1)

Nonaccrual loans are included in average balances for yield computations.

For the three months ended March 31, 2014, we recognized $957,724 in interest income and $74,716 in interest expense, resulting in net interest income of $883,008, an increase of $51,489, or 6.2%, over the same period in 2013. Average earning assets decreased to $96.2 million for the three months ended March 31, 2014 from $110.3 million for the three months ended March 31, 2013, a decrease of $14.1 million, or 13%. This decrease in earning assets was primarily due to a $6.7 million decrease in federal funds sold, a $4.9 million decrease in investment securities and a decrease of $2.5 million in average loans. Average interest bearing liabilities decreased to $76.3 million for the three months ended March 31, 2014 from $99.9 million for the three months ended March 31, 2013, a decrease of $23.6 million, or 24%. Beginning in 2009, we adopted measures to promote the long term stability of the Bank. These measures included restructuring the balance sheet to focus on credit quality and management of our funding sources to increase liquidity and the net interest margin. As a result, average loans have decreased between periods, with funds from net loan payoffs being used to pay off brokered time deposits as well as to strengthen our liquidity position through cash and the investment securities portfolio. Net interest margin, calculated as annualized net interest income divided by average earning assets, increased from 3.19%

for the quarter ended March 31, 2013 to 3.72% for the quarter ended March 31, 2014, primarily due to an increase in yield on earning assets from 3.68% to 4.04% between periods, and a decrease in cost of funds from 0.68% to 0.40% between periods due to the mix of liabilities and the timing of their repricing.

We did not recognize any provision for loan losses for the quarters ended March 31, 2014 and 2013. The allowance as a percentage of gross loans decreased from 2.67% as of March 31, 2013 to 1.97% as of March 31, 2014. Specific reserves were $243,498 on impaired loans of $2.7 million as of March 31, 2014 compared to specific reserves of $192,039 on impaired loans of $1.5 million as of December 31, 2013 and $4.2 million as of March 31, 2013. As of March 31, 2014, the general reserve allocation was 1.67% of gross loans not impaired compared to 1.78% as of December 31, 2013.

For the three months ended March 31, 2014, noninterest income was $184,425 compared to $39,413 for the three months ended March 31, 2013, an increase of $145,012, or 367.9%, between comparable periods. Noninterest income for the three months ended March 31, 2014 and 2013 was derived from service charges on deposits, customer service fees, and mortgage origination income. The largest contributor for this quarter’s increase was the gain resulting from the sale of loans held for sale in the amount of $118,452.

During the quarter ended March 31, 2014, we incurred noninterest expenses of $2.4 million, compared to noninterest expenses of $1.5 for the quarter ended March 31, 2013, an increase of $916,937, or 61.3%. This increase in noninterest expenses for the three month period ended March 31, 2014 primarily resulted from an increase in research and development expense of $754,440 and an increase in compensation and benefits of $200,045. Compensation and benefits increased $200,045, or 41% due to new positions being filled during the second half of 2013 and due to stock options granted and expense recognized during the quarter for $127,027.

We did not recognize any income tax benefit or expense for the three months ended March 31, 2014 and 2013. Accounting literature states that a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized. The determination of whether a deferred tax asset is realizable is based on weighing all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified. During our September 30, 2010 quarterly analysis of the valuation allowance recorded against our deferred tax assets, we determined that it was not more likely than not that our deferred tax assets will be recognized in future years due to the continued decline in credit quality and the resulting impact on net interest margin, increased net losses, and negative impact on capital as a result of provision for loan losses and write-downs on other real estate owned, and booked a 100% valuation allowance against the deferred tax asset. We will continue to analyze our deferred tax assets and related valuation allowance each quarter taking into account performance compared to forecast and current economic or internal information that would impact forecasted earnings. No expense was recognized on net income for the quarter ended March 31, 2014 due to the Company’s large cumulative net operating loss carry-forward position as well as the 100% valuation allowance on our deferred tax assets.

Assets and Liabilities

General

Total assets as of March 31, 2014 and December 31, 2013 were $99.6 million and $104.3 million, respectively, a decrease of $4.7 million. Loans, net of allowance increased $2.2 million due to new loan originations during the quarter. Loans held for sale decreased $900,000 as a result of the sale of two loans during the quarter. Other real estate owned decreased $159,000 due to the sale of one property and the writedown of one property during the three months ended March 31, 2014. Investment securities available for sale decreased $69,051 as a result of $337,765 in paydowns, $61,451 in amortization and a $330,165 change in unrealized losses. Cash and cash equivalents decreased $2.4 million and federal funds sold decreased $2.9 million. At March 31, 2014, our total assets consisted principally of $4.1 million in cash and due from banks, $4.9 million in fed funds sold, $20 million in investment securities, $64.6 million in net loans, $2.5 million in property and equipment and $2.4 million in other real estate owned and repossessed assets. Our management closely monitors and seeks to maintain appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and demand.

Liabilities at March 31, 2014 totaled $86.1 million, representing a decrease of approximately $3.8 million compared to December 31, 2013, and consisted principally of $85.6 million in deposits and $510,123 in accounts payable and accrued expenses. At March 31, 2014, shareholders’ equity was $13.4 million compared to $14.3 million at December 31, 2013.

Shareholders’ equity decreased due to the recognition of net loss of $1,282,726, and stock option expense of $127,027, partially offset by a reduction of $330,165 in unrealized losses on investment securities available for sale.

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, we invest a substantial percentage of our earning assets in our loan portfolio. At March 31, 2014, our gross loan portfolio consisted primarily of $33.4 million of commercial real estate loans, $12.6 million of commercial business loans, and $19.9 million of consumer and home equity loans. Our current loan portfolio composition is not materially different than the loan portfolio composition disclosed in the footnotes to the consolidated financial statements included in our Annual Report on Form 10-K for 2013 as filed with the SEC. We experienced net originations of $2.2 million during the three months ended March 31, 2014 due to higher market demand, while continuing to carefully consider liquidity needs and credit risk management.

The composition of net loans by major category is as follows:

	March 31,
	2014	% of Total
Real estate:
Commercial	$23,185,570	35.2%
Construction and development	10,257,691	15.6
Single and multifamily residential	18,885,523	28.6
Total real estate loans	52,328,784	79.4
Commercial business	12,576,287	19.1
Consumer	1,056,363	1.6
Deferred origination fees, net	(109,501)	(0.1)
Gross loans, net of deferred fees	65,851,933	100.0%
Less allowance for loan losses	(1,301,036)
Loans, net	$64,550,897

	December 31,
	2013	% of Total
Real estate:
Commercial	$21,795,047	34.2%
Construction and development	10,053,100	15.8
Single and multifamily residential	18,757,484	29.5
Total real estate loans	50,605,631	79.5
Commercial business	12,170,698	19.1
Consumer	999,941	1.6
Deferred origination fees, net	(106,134)	(0.2)
Gross loans, net of deferred fees	63,670,136	100.0%
Less allowance for loan losses	(1,301,886)
Loans, net	$62,368,250

The largest component of our loan portfolio at March 31, 2014 was $23.2 million of commercial real-estate loans, which represented 35.2% of the portfolio. The remainder of our loan portfolio consisted primarily of $18.9 million of single and multifamily residential loans, $10.3 million of construction and development loans, and $12.6 million of commercial business loans.

Loan Performance and Asset Quality

The downturn in general economic conditions during the recession has resulted in increased loan delinquencies, defaults and foreclosures within our loan portfolio. The declining real estate market has had a significant impact on the performance of our loans secured by real estate. In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure. Although the real estate collateral provides an alternate source of repayment in the event of default by the borrower, in our current market the value of the collateral has deteriorated during the time the credit is extended.  There is a risk that this trend will continue, which could result in additional loss of earnings, increases in our provision for loan losses and loan charge-offs.

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

Refer to Note 4, Loans, for a table summarizing delinquencies and nonaccruals, by portfolio class, as of March 31, 2014 and December 31, 2013. Total delinquent and nonaccrual loans increased from $2.0 million at December 31, 2013 to $2.1 million at March 31, 2014, an increase of $125,819, or 6.4%. This increase was a result of movement in several categories. Nonaccrual loans increased during the three months due to the transfer of two loans during March 2014. At March 31 2014, nonaccrual loans represented 2.9% of gross loans compared to 2.2% of gross loans as of December 31, 2013. Loans past due 30-89 days are considered potential problem loans and amounted to $165,034 at March 31, 2014 compared to $566,972 at December 31, 2013.

Another method used to monitor the loan portfolio is credit grading. As part of the loan review process, loans are given individual credit grades, representing the risk we believe is associated with the loan balance. Credit grades are assigned based on factors that impact the collectability of the loan, the strength of the borrower, the type of collateral, and loan performance. Commercial loans are individually graded at origination and credit grades are reviewed on a regular basis in accordance with our loan policy. Consumer loans are assigned a “pass” credit rating unless something within the loan warrants a specific classification grade. Refer to Note 4, Loans, for a table summarizing management’s internal credit risk grades, by portfolio class, as of March 31, 2014 and December 31, 2013.

Loans graded one through four are considered “pass” credits. At March 31, 2014, approximately 92% of the loan portfolio had a credit grade of “pass” compared to 92% at December 31, 2013. For loans to qualify for this grade, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment. Consumer loans are assigned a “pass” credit rating unless something within the loan warrants a specific classification grade.

Loans with a credit grade of five are not considered classified; however they are categorized as a special mention or watch list credit, and are considered potential problem loans. This classification is utilized by us when we have an initial concern about the financial health of a borrower.  These loans are designated as such in order to be monitored more closely than other credits in our portfolio. We then gather current financial information about the borrower and evaluate our current risk in the credit.  We will then either reclassify the loan as “substandard” or back to its original risk rating after a review of the information.  There are times when we may leave the loan on the watch list, if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we determine to review the loan on a more regular basis.  Loans on the watch list are not considered problem loans until they are determined by management to be classified as substandard. As of March 31, 2014, we had loans totaling $1.1 million on the watch list compared to $1.5 million as of December 31, 2013, a decrease of $385,928 or 26%. This decrease in watch list loans was due to two loans being upgraded during the quarter and one loan being downgraded.

Loans graded six or greater are considered classified credits. At March 31, 2014 and December 31, 2013, classified loans totaled $4.1 million and $3.6 million, respectively. The increase in this category of $703,348, or 21%, during the three months ended March 31, 2014 is primarily due to two new loans added to the classified list for approximately $728,000. Classified credits are evaluated for impairment on a quarterly basis.

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

At March 31, 2014, impaired loans totaled $2.7 million, all of which were valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral. Market values were obtained using independent appraisals, updated in accordance with our reappraisal policy, or other market data such as recent offers to the borrower. As of March 31, 2014, we had three loans totaling approximately $1.3 million that were classified in accordance with our loan rating policies but were not considered impaired. Refer to Note 4, Loans, for a table summarizing information relative to impaired loans, by portfolio class, at March 31, 2014 and December 31, 2013.

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

At March 31, 2014 and December 31, 2013, the principal balance of TDRs was approximately $331,000 and zero, respectively. As of March 31, 2014, the carrying balance of troubled debt restructurings consisted of one performing loan for approximately $331,000, which was restructured and granted a period of interest only payments during January 2014. At December 31, 2013, the principal balance of TDRs was zero as these loans had been reclassified as loans held for sale at that date. During the three months ended March 31, 2014, the two loans classified as held for sale were sold for proceeds of $1,033,000. A success fee of approximately $41,000 and a gain of approximately $118,000 was recognized as a result of this sale.

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. At March 31, 2014, the allowance for loan losses was $1.3 million, or 1.97% of gross loans, compared to $1.3 million at December 31, 2013, or 2.04% of gross loans. The allowance for loan loss remained relatively constant for the period.

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

Our allowance for loan losses consists of both specific and general reserve components. The specific reserve component relates to loans that are impaired loans as defined in FASB ASC Topic 310, “Receivables”. Loans determined to be impaired are excluded from the general reserve calculation described below and evaluated individually for impairment. Impaired loans totaled $2.7 million at March 31, 2014, with an associated specific reserve of $243,498. See Note 4, Loans, as well as the above discussion under “Loan Performance and Credit Quality” for additional information related to impaired loans.

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

Refer to Note 4, Loans, for a table summarizing activity related to our allowance for loan losses for the quarter ended March 31, 2014 and 2013, by portfolio segment. As of March 31, 2014, the allowance for loan losses was $1.3 million, or 1.97% of gross loans, compared to $1.3 million, or 2.04% of gross loans, as of December 31, 2013 and $1.8 million, or 2.67% of gross loans, as of March 31, 2013. We recognized zero provision for loan losses for the three months ended March 31, 2014 and 2013. Net charge-offs for the three months ended March 31, 2014 and 2013 were $850 and $68,051, respectively. Charge-offs thus far in 2013 relate to unsecured consumer loans and write-downs of collateral to fair value, against specific reserves, at the time of repossession. The charge-offs during the three months ended March 31, 2013 related to one residential property loan and write-downs of collateral to fair value, against specific reserves, at the time of repossession. Partial charge-offs were based on recent appraisals and evaluations on commercial real estate loans in the process of foreclosure. Loans with partial charge-offs are typically considered impaired loans and remain on nonaccrual status.

Other Real Estate Owned and Repossessed Assets

As of March 31, 2014 and December 31, 2013, we had $2.4 million and $2.5 million in other real estate owned, respectively. During the three months ended March 31, 2014, we completed the sale of one parcel of real estate. The sale of that parcel of real estate resulted in a loss of approximately $2,196 and is included in the loss below. The following table summarizes changes in other real estate owned and repossessed assets for the three months ended March 31, 2014 and 2013:

	2014	2013
Balance at beginning of period	$2,508,170	$4,468,294
Repossessed property acquired in settlement of loans	—	1,192,357
Proceeds from sales of repossessed property	(93,704)	(61,544)
Loss on sale and write-downs of repossessed property, net	(65,456)	(40,016)
Balance at end of period	$2,349,010	$5,559,091

As of March 31, 2014, other real estate owned consisted of residential land lots valued at $944,010, 1-4 family residential dwellings valued at $63,000, commercial land valued at $109,000 and commercial office space valued at $1.2 million. Repossessed assets as of March 31, 2013 consisted of equipment valued at $39,457. On April 15, 2014, one nonaccrual loan for $909,189 was transferred to other real estate owned for $809,000, net of a specific reserve, which includes $16,000 in selling costs, of $100,189. In addition, $25,000 in funds were received as deed-in-lieu of foreclosure on this loan.  The property is currently being marketed for sale. These assets are being actively marketed with the primary objective of liquidating the collateral at a level which most accurately approximates fair value and allows recovery of as much of the unpaid principal loan balance as possible upon the sale of the asset within a reasonable period of time. Based on currently available valuation information, the carrying value of these assets is believed to be representative of their fair value less estimated costs to sell, although there can be no assurance that the ultimate proceeds from the sale of these assets will be equal to or greater than their carrying values, particularly in the current real estate environment.

Deposits

Our primary source of funds for loans and investments is our deposits. At March 31, 2014 we had $85.6 million in deposits, representing a decrease of $3.6 million compared to December 31, 2013. Deposits at March 31, 2014 consisted primarily of $18.1 million in demand deposit accounts, $39.6 million in money market accounts and $27.3 million in time deposits. During the fourth quarter of 2006, we began obtaining deposits outside of our local market area in the form of brokered time deposits. Due to the interest rate environment in our market, as well as strong competition from other banking and financial service companies in gathering deposits, brokered time deposits allowed us to obtain funding in order to support loan growth. However, due to regulatory constraints, including our Consent Order, we can no longer accept brokered time deposits without prior approval from the FDIC, and since early 2010 we have been reducing our reliance on brokered time deposits. At December 31, 2013, we had $1.6 million in brokered time deposits. We had no brokered time deposits as of March 31, 2014 as the remaining $1.6 million time deposit matured and was not renewed. Our strong customer deposit growth during 2011 through 2013 and thus far in 2014, along with the decrease in our loan portfolio, enabled us to maintain a strong liquidity position while decreasing our reliance on brokered deposits, thereby lowering our cost of interest-bearing liabilities. We will continue to not utilize brokered time deposits and reduce our reliance on other noncore funding sources, while focusing our efforts to gather core deposits in our local market. Our loan-to-deposit ratio was 77.0% and 71.4% at March 31, 2014 and December 31, 2013, respectively.

Since January 20, 2010, we have had to obtain written approval from the OCC to accept, renew or roll over brokered time deposits, and as a result of the Consent Order we are no longer permitted to renew or roll over brokered time deposits without the permission of the FDIC. We do not have any further brokered deposits at March 31, 2014, and do not believe that liquidity is an issue.

Borrowings

We use borrowings to fund growth of earning assets in excess of deposit growth. At March 31, 2014 and December 31, 2013, there were $37,017 and $96,879, respectively, in borrowings representing customer repurchase agreements.

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

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits within our market. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. Our investment securities available for sale at March 31, 2014 amounted to $20.1 million, or 20% of total assets. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. At March 31, 2014, $2.8 million of our investment portfolio was pledged against outstanding debt. Therefore, the related debt would need to be repaid prior to the securities being sold and converted to cash.

We are a member of the FHLB, from which applications for borrowings can be made for leverage purposes. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. At March 31, 2014, we had collateral that would support $40,810,361 in additional borrowings. We are subject to the FHLB’s credit risk rating policy which assigns member institutions a rating which is reviewed quarterly.  The rating system utilizes key factors such as loan quality, capital, liquidity, and profitability.  During the fourth quarter of 2010, the FHLB downgraded our credit risk rating, which resulted in decreased borrowing availability (total line reduced to 15% of total assets from 20% of total assets) and increased collateral requirements (moved to 125% of borrowings from 115%). During the third quarter of 2013, the FHLB upgraded our credit risk rating, which resulted in increased borrowing availability (total line increased from 15% of total assets to 20% of total assets) and decreased collateral requirements (moved to 115% of borrowings from 125%). Our ability to access our available borrowing capacity from the FHLB in the future is subject to our rating and any subsequent changes based on our financial performance as compared to factors considered by the FHLB in their assignment of our credit risk rating each quarter.

We also pledge collateral to the Federal Reserve Bank’s Borrower-in-Custody of Collateral program, and our available credit under this program was $12,504,202 as of March 31, 2014. During the second quarter of 2011, we were informed by the Federal Reserve Bank that our available credit under the Borrower-in-Custody of Collateral program had been moved from Primary Credit to Secondary Credit, meaning borrowing requests have to be reviewed and approved in advance, and advances are to be short term in nature. This change also resulted in an increase in our collateral requirements and a corresponding decrease in our borrowing capacity with the Federal Reserve Bank. In May 2013, we were informed by the Federal Reserve that as a result of our improving financial condition our available credit under the Borrower-in-Custody of Collateral program had been moved back to Primary Credit from Secondary Credit, which also resulted in a decrease in our collateral requirements.

We have a $2.0 million federal funds purchased line of credit through a correspondent bank that is unsecured, but has not been utilized.

We believe our liquidity sources are adequate to meet our operating needs. However, we continue to carefully focus on liquidity management during 2014. Comprehensive weekly and monthly liquidity analyses serve management as vital decision-making tools by providing summaries of anticipated changes in loans, investments, core deposits, and wholesale funds. These internal funding reports provide management with the details critical to anticipate immediate and long-term cash requirements, such as expected deposit runoff, loan pay downs and amount and cost of available borrowing sources, including secured overnight federal funds lines with our various correspondent banks.

Under Regulation W, the Bank may not be a source of cash or capital for the Company. The Company’s cash balances were $1.9 million and its loans and real estate held for sale were zero at March 31, 2014 as the two loans held for sale for $900,000 at December 31, 2013 were sold for proceeds of $1,033,000. A gain of approximately $118,000 was recognized as a result of this sale.

The level of liquidity is measured by the cash, cash equivalents, and investment securities available for sale to total assets ratio and was at 29.3% at March 31, 2014 compared to 33.1% as of December 31, 2013. The decrease in liquidity is due primarily to the decrease in cash and due from bank and fed funds sold, primarily due to expenses incurred related to the transaction services segment – refer to “Note 7 – Business Segments”.

Impact of Off-Balance Sheet Instruments

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2014, we had issued commitments to extend credit of $11.2 million through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Commitments and Contingencies

As of March 31, 2014, there were $1.3 million in commitments, primarily for systems and development software, most of which will be expensed in 2014.

Capital Resources

Total shareholders' equity decreased slightly from $14.3 million for December 31, 2013 to $13.4 million for March 31, 2014 due to a net loss of $1,345,986 and compensation expense related to stock options of $127,027 granted, partially offset by a $330,165 change in unrealized loss on investment securities available for sale. We believe that our capital is sufficient to fund the activities of our Bank’s operations; however, due to the uncertainty of the timing and amount of cash that might be received from the conversion of the held for sale assets, the current commitments outstanding, the current run rate on fixed expenses, and the prohibition within Regulation W, we believe the Company does not have sufficient capital to fund its current activities for at least the remainder of the year without a modification of our current operating strategy or without raising additional capital.

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

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at March 31, 2014 and December 31, 2013.

(Dollars in thousands)

							To be well capitalized
			Per capital directive		For capital		under prompt corrective
			of the Consent Order		adequacy purposes		action provisions
	Actual		Minimum		Minimum		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2014
Total Capital (to risk weighted assets)	$11,264,000	15.6%	$8,692,000	12.0%	$5,795,000	8.0%	$7,244,000	10.0%
Tier 1 Capital (to risk weighted assets)	10,355,000	14.3	7,244,000	10.0	2,897,000	4.0	4,346,000	6.0
Tier 1 Capital (to average assets)	10,355,000	10.5	8,900,000	9.0	3,956,000	4.0	4,945,000	5.0

As of December 31, 2013
Total Capital (to risk weighted assets)	$11,201,000	15.7%	$8,546,000	12.0%	$5,698,000	8.0%	$7,122,000	10.0%
Tier 1 Capital (to risk weighted assets)	10,307,000	14.5	7,122,000	10.0	2,849,000	4.0	4,273,000	6.0
Tier 1 Capital (to average assets)	10,307,000	10.2	9,082,000	9.0	4,036,000	4.0	5,045,000	5.0

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

We are a party to claims and lawsuits arising in the ordinary course of business. Management is not aware of any material pending legal proceedings against the Company which, if determined adversely, would have a material adverse impact on the Company’s financial position, results of operations or cash flows.

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

Date: May 15, 2014	By:	/s/
Gordon A. Baird
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/
Martha L. Long
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certification.

101   The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2014 and 2013, (iii) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (v) Notes to Consolidated Financial Statements.