Form 10-Q
period 2014-06-30
Independence Bancshares, Inc.
filed 2014-08-14
CIK 1311828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,502,760 shares of common stock, $.01 par value per share, were issued and outstanding as of August 14, 2014.

Independence Bancshares, Inc.

Part I – Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets

	June 30, 2014 (unaudited)	December 31, 2013 (audited)
Assets
Cash and due from banks	$7,007,688	$6,541,955
Federal funds sold	2,772,000	7,880,000
Investment securities available for sale	20,036,589	20,125,470
Non-marketable equity securities	382,100	424,200
Loans, net of allowance for loan losses of $1,129,303 and $1,301,886, respectively	64,668,498	62,368,250
Loans held for sale	—	900,000
Accrued interest receivable	318,768	358,350
Property and equipment, net	2,446,518	2,512,816
Other real estate owned and repossessed assets	3,035,290	2,508,170
Other assets	494,027	649,924
Total assets	$101,161,478	$104,269,135

Liabilities
Deposits:
Noninterest bearing	$11,923,829	$12,044,506
Interest bearing	75,982,272	77,124,171
Total deposits	87,906,101	89,168,677
Securities sold under agreements to repurchase	221,467	96,879
Accrued interest payable	7,837	7,432
Accounts payable and accrued expenses	1,262,984	688,691
Total liabilities	89,398,389	89,961,679

Commitments and contingencies

Shareholders’ equity
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued	—	—
Common stock, par value $.01 per share; 300,000,000 shares authorized; 20,502,760 shares issued and outstanding	205,028	205,028
Additional paid-in capital	34,965,883	34,738,643
Accumulated other comprehensive loss	(475,420)	(1,216,718)
Accumulated deficit	(22,932,402)	(19,419,497)
Total shareholders’ equity	11,763,089	14,307,456
Total liabilities and shareholders’ equity	$101,161,478	$104,269,135

The accompanying notes are an integral part of these consolidated financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest income
Loans	$855,185	$889,261	$1,668,321	$1,755,331
Investment securities	131,221	114,001	266,918	237,182
Federal funds sold and other	7,487	14,999	16,378	25,947
Total interest income	993,893	1,018,261	1,951,617	2,018,460

Interest expense
Deposits	71,396	116,962	146,090	257,790
Borrowings	52	16,013	74	43,865
Total interest expense	71,448	132,975	146,164	301,655

Net interest income	922,445	885,286	1,805,453	1,716,805
Reversal of provision for loan losses	(30,000)	(283,371)	(30,000)	(283,371)

Net interest income after provision for loan losses	952,445	1,168,657	1,835,453	2,000,176

Non-interest income
Service fees on deposit accounts	13,511	9,857	22,669	20,064
Residential loan origination fees	43,478	45,418	89,198	69,386
Gain on sale of loans held for sale	—	—	118,452	—
Other income	10,990	6,884	22,085	12,122
Total non-interest income	67,979	62,159	252,404	101,572

Non-interest expenses
Compensation and benefits	662,377	595,071	1,351,223	1,083,872
Real estate owned activity	388,294	878,860	487,968	969,698
Occupancy and equipment	154,539	136,464	310,617	280,220
Insurance	78,745	129,192	162,715	239,189
Data processing and related costs	82,972	84,986	168,836	166,665
Professional fees	247,129	310,086	431,342	524,132
Product research and development expense	1,474,508	988,112	2,504,429	1,263,593
Other	98,779	125,607	183,632	217,441
Total non-interest expenses	3,187,343	3,248,378	5,600,762	4,744,810
Loss before income tax expense	(2,166,919)	(2,017,562)	(3,512,905)	(2,643,062)

Income tax expense	—	—	—	—
Net loss	$(2,166,919)	$(2,017,562)	$(3,512,905)	$(2,643,062)

Other comprehensive income (loss), net of tax Unrealized gain (loss) on investment securities available for sale, net of tax	411,133	(787,696)	741,298	(1,017,602)
Reclassification adjustment included in net income (loss), net of tax	—	—	—	—
Other comprehensive income (loss)	411,133	(787,696)	741,298	(1,017,602)

Total comprehensive loss	$(1,755,786)	$(2,805,258)	$(2,771,607)	$(3,660,664)
Loss per common share — basic and diluted	$(.11)	$(.10)	$(.17)	$(.13)
Weighted average common shares outstanding — basic and diluted	20,502,760	19,733,760	20,502,760	19,733,760

The accompanying notes are an integral part of these consolidated financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Changes in Shareholders’ Equity
(unaudited)

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total
December 31, 2012	19,733,760	$197,338	$33,745,883	$8,033	$(13,391,748)	$20,559,506
Compensation expense related to stock options granted	—	—	86,024	—	—	86,024
Net loss	—	—	—	—	(2,643,062)	(2,643,062)
Unrealized loss on investment securities available for sale, net of tax	—	—	—	(1,017,602)	—	(1,017,602)
June 30, 2013	19,733,760	$197,338	$33,831,907	$1,009,569	$(16,034,810)	$16,984,866

December 31, 2013	20,502,760	$205,028	$34,738,643	$(1,216,718)	$(19,419,497)	$14,307,456
Compensation expense related to stock options granted	—	—	227,240	—	—	227,240
Net loss	—	—	—	—	(3,512,905)	(3,512,905)
Unrealized gain on investment securities available for sale, net of tax	—	—	—	741,298	—	741,298
June 30, 2014	20,502,760	$205,028	$34,965,883	$(475,420)	$(22,932,402)	$11,763,089

The accompanying notes are an integral part of these consolidated financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2014	2013
Operating activities
Net loss	$(3,512,905)	$(2,643,062)
Adjustments to reconcile net loss to cash used in operating activities
Reversal of provision for loan losses	(30,000)	(283,371)
Depreciation	106,293	64,105
Amortization of investment securities premiums, net	123,302	207,438
Gain on sale of loans held for sale	(118,452)	—
Compensation expense related to stock options granted	227,240	86,024
Net changes in fair value and losses on other real estate owned and repossessed assets	408,092	837,151
Decrease in other assets, net	195,479	26,569
Increase (decrease) in other liabilities, net	574,698	(400,337)
Net cash used in operating activities	(2,026,253)	(2,105,483)

Investing activities
(Originations) repayments of loans, net	(3,427,796)	4,221,902
Proceeds from sale of loans held for sale	1,033,000	—
Maturities and sales of investment securities available for sale	—	1,000,000
Repayments of investment securities available for sale	706,877	1,630,096
Redemption of non-marketable equity securities, net	42,100	278,700
Purchase of property and equipment, net	(39,995)	(58,902)
Proceeds from sale of other real estate owned and repossessed assets	207,788	333,743
Net cash (used in) provided by investing activities	(1,478,026)	7,405,539

Financing activities
Increase (decrease) in deposits, net	(1,262,576)	1,789,076
Increase (decrease) in borrowings	124,588	(7,078,801)
Net cash used in financing activities	(1,137,988)	(5,289,725)

Net (decrease) increase in cash and cash equivalents	(4,642,267)	10,331

Cash and cash equivalents at beginning of the period	14,421,955	22,638,500

Cash and cash equivalents at end of the period	$9,779,688	$22,648,831

Supplemental information:
Cash paid for
Interest	$145,758	$325,147
Schedule of non-cash transactions
Change in unrealized gain on securities, net of tax	$741,298	$(1,017,603)
Transfers between loans and other real estate owned	$1,143,000	$1,192,357

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

On December 31, 2012, the Company sold 17,648,750 shares of common stock at a price of $0.80 per share to certain investors in a private placement, including members of our board of directors, for gross proceeds of approximately $14.1 million (the “Private Placement”). On August 1, 2013, the Company sold 769,000 shares of common stock at a price of $0.80 per share to certain existing shareholders in a follow-on public offering for gross proceeds of approximately $615,200 (the “Follow-on Offering”). Upon closing the Private Placement, the Company made a capital contribution of $2.25 million to the Bank in order to increase the Bank’s capital levels above the amounts specified in the Bank’s consent order (the “Consent Order”) with the Office of the Comptroller of the Currency (the “OCC”) dated November 14, 2011, which was terminated on June 4, 2014 as described below. In addition, the Company made a capital contribution to the Bank of $750,000 during the quarter ended March 31, 2013. The Company is using the remaining proceeds of the Private Placement and the proceeds from the Follow-on Offering to build a digital payment technology platform and explore transaction services business opportunities as described in more detail in our Annual Report on Form 10-K for 2013 as filed with the Securities and Exchange Commission (the “SEC”). In conjunction with our efforts to pursue these opportunities, we have begun offering services under the trade name “nD bancgroup” and have taken steps to protect our intellectual property rights to that name.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for 2013 as filed with the SEC.

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

Business Segments

The Company reports its activities as four business segments—Community Banking, Transaction Services, Asset Management and Parent Only. In determining proper segment definition, the Company considers the materiality of a potential segment and components of the business about which financial information is available and regularly evaluated, relative to a resource allocation and performance assessment. Please refer to “Note 8 — Business Segments” for further information on the reporting for the four business segments.

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

Recent Regulatory Developments

On November 14, 2011, the Bank entered into the Consent Order with the OCC, which, among other things, contained a requirement that the Bank maintain minimum capital levels that exceed the minimum regulatory capital ratios for “well-capitalized” banks. The Consent Order required the Bank to achieve and maintain Tier 1 capital at least equal to 9% of adjusted total average assets, Tier 1 risk based capital at least equal to 10%, and total risk based capital at least equal to 12% of risk-weighted assets. As of March 31, 2014 the Bank met these higher minimum capital levels. As long as the higher minimum capital levels imposed by the Consent Order remain in effect, however, the Bank will not be deemed to be “well-capitalized” and therefore, as of March 31, 2014, the Bank was considered “adequately capitalized”. On June 5, 2014, the Board of Directors of the Bank received an Order Terminating the Consent Order indicating that the Consent Order was terminated by the OCC effective June 4, 2014. As a result, the Bank is considered “well-capitalized” as of June 30, 2014.

NOTE 2 — LIQUIDITY AND CAPITAL CONSIDERATIONS OF THE COMPANY

The Company’s cash balances, independent of the Bank, were approximately $876,000 and its real estate held for sale was $1.4 million at June 30, 2014 compared to cash balances of approximately $2.3 million and real estate held for sale of $1.1 million at December 31, 2013. In addition, at December 31, 2013, the Company had loans held for investment of approximately $811,000 and loans held for sale of approximately $900,000. The loan held for investment was transferred to other real estate and the held for sale loans were sold prior to June 30, 2014. The decrease in liquid assets of approximately $2.8 million is due primarily to expenses incurred related to the transaction services segment. See “Note 8 — Business Segments”, for additional information related to the transaction services segment.

Under Regulation W, the Bank may not be a source of cash or capital for the Company. Due to the uncertainty of timing and amount of cash that might be received from the conversion of the held for sale assets, the current commitments outstanding, the current run rate on fixed expenses, the current payables, and the prohibition within Regulation W, we believe that the Company does not have sufficient working capital to continue to fund its current level of activities without a modification of its expenses being incurred or without raising additional funding. Our ability to raise additional capital will depend on a number of factors, including conditions in the capital markets, which are outside of our control. There is a risk we will not be able to raise the capital we need at all or upon favorable terms. If we cannot raise this additional capital, we will not be able to implement our growth objective for our business, and we may be subject to increased regulatory supervision and restriction. These restrictions would most likely have a material adverse effect on our ability to grow and expand which would negatively impact our financial condition and results of operations.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission (the “2013 Form 10-K”).

Cash and Cash Equivalents — For purposes of reporting cash flows, cash and cash equivalents include cash, amounts due from banks and federal funds sold. Generally, federal funds are sold for one-day periods. Due to the short term nature of cash and cash equivalents, the carrying amount of these instruments is deemed to be a reasonable estimate of fair value.

At June 30, 2014 and December 31, 2013, the Company had restricted cash totaling $2,000 with the Federal Home Loan Bank (“FHLB”) of Atlanta. Also at December 31, 2013, the Company had restricted cash totaling $500,000 with Pacific Coast Bankers Bank, the Company’s primary correspondent bank. The Company had no restricted cash with Pacific Coast Bankers Bank at June 30, 2014 as the Company changed correspondent banks during the quarter ended March 31, 2014. The Company places its deposits and correspondent accounts with and sells its federal funds to high quality institutions. Management believes credit risk associated with correspondent accounts is not significant.

Net Loss per Common Share — Basic loss per share represents net loss divided by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method. For the three and six month periods ended June 30, 2014 and 2013, as a result of the Company’s net loss, all of the potential common shares were considered anti-dilutive.

Fair Value Measurements — The Company determines the fair market values of its financial instruments based on the fair value hierarchy established in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”), which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. ASC Topic 820 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available for sale investment securities) or on a nonrecurring basis (for example, impaired loans).

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

Income Taxes — The Company accounts for income taxes in accordance with FASB ASC Topic 740, “Income Taxes“ (”ASC Topic 740“). Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established to reduce deferred tax assets if it is determined to be ”more likely than not“ that all or some portion of the potential deferred tax asset will not be realized.

We did not recognize any income tax benefit or expense for the three and six month periods ended June 30, 2014 and 2013 due to our net operating loss carryforward position. Accounting literature states that a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized. The determination of whether a deferred tax asset is realizable is based on weighting all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified. During our September 30, 2010 quarterly analysis of the valuation allowance recorded against our deferred tax assets, we determined that it was not more likely than not that our deferred tax assets will be recognized in future years due to the continued decline in credit quality and the resulting impact on net interest margin, increased net losses, and negative impact on capital as a result of provision for loan losses and write-downs on other real estate owned, and we recorded a 100% valuation allowance against the deferred tax asset. We will continue to analyze our deferred tax assets and related valuation allowance each quarter taking into account performance compared to forecast and current economic or internal information that would impact forecasted earnings.

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

Recently Issued Accounting Pronouncements — The following is a summary of recent authoritative pronouncements that may affect our accounting, reporting, and disclosure of financial information:

In January 2014, the FASB amended the Receivables — Troubled Debt Restructurings by Creditors subtopic of the ASC to address the reclassification of consumer mortgage loans collateralized by residential real estate upon foreclosure. The amendments clarify the criteria for concluding that an in substance repossession or foreclosure has occurred, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. The amendments also outline interim and annual disclosure requirements. The amendments will be effective for the Company for interim and annual reporting periods beginning after December 15, 2014. Companies are allowed to use either a modified retrospective transition method or a prospective transition method when adopting this update. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

In January 2014, the FASB amended Receivables topic of the ASC. The amendments are intended to resolve diversity in practice with respect to when a creditor should reclassify a collateralized consumer mortgage loan to other real estate owned (”OREO“). In addition, the amendments require a creditor reclassify a collateralized consumer mortgage loan to OREO upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The amendments will be effective for the Company for interim and annual reporting periods beginning after December 15, 2014, with early implementation of the guidance permitted. In implementing this guidance, assets that are reclassified from real estate to loans are measured at the carrying value of the real estate at the date of adoption. Assets reclassified from loans to real estate are measured at the lower of the net amount of the loan receivable or the fair value of the real estate less costs to sell at the date of adoption. The Company will apply the amendments prospectively. The Company does not expect these amendments to have a material effect on its financial statements.

In May 2014, the FASB issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for reporting periods beginning after December 15, 2016. The Company will apply the guidance using a modified retrospective approach. The Company does not expect these amendments to have a material effect on its financial statements.

In June 2014, the FASB issued guidance which makes limited amendments to the guidance on accounting for certain repurchase agreements. The new guidance (1) requires entities to account for repurchase-to-maturity transactions as secured borrowings (rather than as sales with forward repurchase agreements), (2) eliminates accounting guidance on linked repurchase financing transactions, and (3) expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers (specifically, repos, securities lending transactions, and repurchase-to-maturity transactions) accounted for as secured borrowings. The amendments will be effective for the Company for the first interim or annual period beginning after December 15, 2014. The Company will apply the guidance by making a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company does not expect these amendments to have a material effect on its financial statements.

In June 2014, the FASB issued guidance which clarifies that performance targets associated with stock compensation should be treated as a performance condition and should not be reflected in the grant date fair value of the stock award. The amendments will be effective for the Company for fiscal years that begin after December 15, 2015. The Company will apply the guidance to all stock awards granted or modified after the amendments are effective. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 4 — INVESTMENT SECURITIES

Investment securities classified as ”Available for Sale“ are carried at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity (net of estimated tax effects). Realized gains or losses on the sale of investments are based on the specific identification method. The amortized costs and fair values of investment securities available for sale are as follows:

	June 30, 2014
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Government-sponsored mortgage-backed	$10,178,878	$123,387	$(347,540)	$9,954,725
Collateralized mortgage-backed	2,043,185	—	(95,063)	1,948,122
Municipals, tax-exempt	6,968,249	—	(157,857)	6,810,392
Municipals, taxable	1,321,697	6,350	(4,697)	1,323,350
Total investment securities	$20,512,009	$129,737	$(605,157)	$20,036,589

	December 31, 2013
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Government-sponsored mortgage-backed	$10,952,187	$43,394	$(542,309)	$10,453,272
Collateralized mortgage-backed	2,045,781	—	(170,427)	1,875,354
Municipals, tax-exempt	7,018,616	—	(512,489)	6,506,127
Municipals, taxable	1,325,604	4,417	(39,304)	1,290,717
Total investment securities	$21,342,188	$47,811	$(1,264,529)	$20,125,470

The following table presents information regarding securities with unrealized losses at June 30, 2014:

	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored mortgage-backed	$—	$—	$5,095,232	$347,540	$5,095,232	$347,540
Collateralized mortgage-backed	—	—	1,948,122	95,063	1,948,122	95,063
Municipals, tax-exempt	859,343	6,880	5,951,049	150,977	6,810,392	157,857
Municipals, taxable	—	—	499,590	4,697	499,590	4,697
Total temporarily impaired securities	$859,343	$6,880	$13,493,993	$598,277	$14,353,336	$605,157

The following table presents information regarding securities with unrealized losses at December 31, 2013:

	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored mortgage-backed	$2,753,651	$55,958	$6,955,336	$486,351	$9,708,987	$542,309
Collateralized mortgage-backed	—	—	1,875,354	170,427	1,875,354	170,427
Municipals, tax-exempt	5,497,537	402,945	1,008,590	109,544	6,506,127	512,489
Municipals, taxable	998,435	39,304	—	—	998,435	39,304
Total temporarily impaired securities	$9,249,623	$498,207	$9,839,280	$766,322	$19,088,903	$1,264,529

At June 30, 2014, investment securities with a fair value of $859,343 and unrealized losses of $6,880 had been in a continuous loss position for less than twelve months. At June 30, 2014, investment securities with a fair value of approximately $13.5 million and unrealized losses of $598,277 had been in a continuous loss position for more than twelve months. All remaining investment securities, which were rated at AA+ or AAA grade, were in an unrealized gain position. The Company believes that, based on industry analyst reports and credit ratings, the deterioration in the fair value of these investment securities available for sale is attributed to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. The Company has the ability and intent to hold these securities until such time as the values recover or the securities mature. At December 31, 2013, investment securities with a fair value of $9.2 million and unrealized losses of $498,207 had been in a continuous loss position for less than twelve months. At December 31, 2013, investment securities with a fair value of approximately $9.8 million and unrealized losses of $766,322 had been in a continuous loss position for more than twelve months. All remaining investment securities were in an unrealized gain position.

The amortized costs and fair values of investment securities available for sale at June 30, 2014, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers have the right to prepay the obligations.

	June 30, 2014
	Amortized Cost	Fair Value
Due within one year	$—	$—
Due after one through three years	—	—
Due after three through five years	—	—
Due after five through ten years	2,833,648	2,740,162
Due after ten years	17,678,361	17,296,427
Total investment securities	$20,512,009	$20,036,589

NOTE 5 — LOANS

At June 30, 2014, our gross loan portfolio consisted primarily of $32.3 million of commercial real estate loans, $14.7 million of commercial business loans, and $19.0 million of consumer and home equity loans. Our current loan portfolio composition is not materially different than the loan portfolio composition disclosed in the footnotes to the consolidated financial statements included in our 2013 Form 10-K for 2013.

Previously, in June 2013, the Company purchased several pieces of real estate owned totaling $3.3 million and three loans totaling $2.2 million, from the Bank (under terms that meet the Market Terms Requirement as described in Regulation W covering transactions between affiliates) in order to support a reduction in the Bank’s adversely classified assets ratio. Through March 31, 2014, the Company sold seven pieces of the real estate owned purchased from the Bank for proceeds of approximately $2.0 million, which resulted in an aggregate loss of $1,514,526 to the Company. During the quarter ended June 30, 2014, the Company sold one piece of real estate purchased from the Bank for proceeds of $113,255, which resulted in a gain of $5,084 (and an aggregate loss through June 30, 2014 of $1,509,442 to the Company). The remaining pieces of real estate owned purchased from the Bank are being actively marketed for sale. In July 2014, the Company sold one piece of real estate purchased from the Bank for proceeds of $22,500, which resulted in a loss of $20,614.

At December 31, 2013, the Company held approximately $900,000 classified as loans held for sale that are not included in the loan balances disclosed above or in the disclosures presented in the remainder of Note 5. At December 31, 2013, the Company was in the process of soliciting bids to sell approximately $1.3 million of loans to unaffiliated third party investors, and it was the Company’s intent to accept the highest bid received assuming it was greater than $900,000. As of December 31, 2013, these loans were reclassified out of the loans held for investment category and segregated on the balance sheet as held for sale. These loans are carried at their liquidation value based on the minimum acceptable bid threshold set by the Company with the remaining difference of approximately $407,000 being charged off through the allowance for loan losses as of December 31, 2013. During the six months ended June 30, 2014, the two loans classified as held for sale were sold for total proceeds of $1,033,000. A success fee of approximately $41,000 and a net gain of approximately $118,000 was recognized as a result of this sale.

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

The following table summarizes delinquencies and nonaccruals, by portfolio class, as of June 30, 2014 and December 31, 2013.

	Single and multifamily residential real estate	Construction and development	Commercial real estate – other	Commercial business	Consumer	Total
June 30, 2014
30-59 days past due	$271,965	$41,681	$509,700	$132,786	$—	$956,132
60-89 days past due	—	—	—	—	—	—
Nonaccrual	—	—	516,402	—	—	516,402
Total past due and nonaccrual	271,965	41,681	1,026,102	132,786	—	1,472,534
Current	17,304,896	9,028,394	22,154,386	14,555,650	1,396,081	64,439,407
Total loans (gross of deferred fees)	$17,576,861	$9,070,075	$23,180,488	$14,688,436	$1,396,081	$65,911,941
Deferred fees						(114,140)
Loan loss reserve						(1,129,303)
Total Loans, net						$64,668,498

	Single and multifamily residential real estate	Construction and development	Commercial real estate – other	Commercial business	Consumer	Total
December 31, 2013
30-59 days past due	$—	$42,542	$524,430	$—	$—	$566,972
60-89 days past due	—	—	—	—	—	—
Nonaccrual	46,847	1,008,253	347,615	—	—	1,402,715
Total past due and nonaccrual	46,847	1,050,795	872,045	—	—	1,969,687
Current	18,710,637	9,002,305	20,923,002	12,170,698	999,941	61,806,583
Total loans (gross of deferred fees)	$18,757,484	$10,053,100	$21,795,047	$12,170,698	$999,941	$63,776,270
Deferred fees						(106,134)
Loan loss reserve						(1,301,886)
Total Loans, net						$62,368,250

At June 30, 2014 and December 31, 2013, there were nonaccrual loans of $516,402 and $1.4 million, respectively. Foregone interest income related to nonaccrual loans equaled $17,696 for the six months ended June 30, 2014. Foregone interest income related to nonaccrual loans equaled $110,817 for the six months ended June 30, 2013. No interest income was recognized on nonaccrual loans during the six months ended June 30, 2013. At June 30, 2014 and December 31, 2013, there were no accruing loans which were contractually past due 90 days or more as to principal or interest payments.

As part of the loan review process, loans are given individual credit grades, representing the risk the Company believes is associated with the loan balance. Credit grades are assigned based on factors that impact the collectability of the loan, the strength of the borrower, the type of collateral, and loan performance. Commercial loans are individually graded at origination and credit grades are reviewed on a regular basis in accordance with our loan policy. Consumer loans are assigned a ”pass“ credit rating unless something within the loan warrants a specific classification grade.

The following table summarizes management’s internal credit risk grades, by portfolio class, as of June 30, 2014 and December 31, 2013.

June 30, 2014	Single and multifamily residential real estate	Construction and development	Commercial real estate – other	Commercial business	Consumer	Total
Pass Loans	$10,938,602	$1,119,817	$—	$—	$1,315,295	$13,373,714
Grade 1 — Prime	—	—	—	—	—	—
Grade 2 — Good	—	—	—	162,736	—	162,736
Grade 3 — Acceptable	1,951,028	819,208	8,390,183	3,279,638	38,324	14,478,381
Grade 4 — Acceptable w/ Care	3,403,151	6,529,133	12,833,710	11,246,062	42,462	34,054,518
Grade 5 — Special Mention	—	85,601	664,341	—	—	749,942
Grade 6 — Substandard	1,284,080	516,316	1,292,254	—	—	3,092,650
Grade 7 — Doubtful	—	—	—	—	—	—
Total loans (gross of deferred fees)	$17,576,861	$9,070,075	$23,180,488	$14,688,436	$1,396,081	$65,911,941

December 31, 2013	Single and multifamily residential real estate	Construction and development	Commercial real estate – other	Commercial business	Consumer	Total
Pass Loans	$10,875,181	$693,307	$—	$—	$999,941	$12,568,429
Grade 1 — Prime	—	—	—	—	—	—
Grade 2 — Good	—	—	274,757	176,921	—	451,678
Grade 3 — Acceptable	1,967,068	646,410	6,743,008	3,034,590	—	12,391,076
Grade 4 — Acceptable w/ Care	4,571,825	6,743,830	13,232,782	8,959,187	—	33,507,624
Grade 5 — Special Mention	731,681	88,665	677,746	—	—	1,498,092
Grade 6 — Substandard	611,729	1,880,888	866,754	—	—	3,359,371
Grade 7 — Doubtful	—	—	—	—	—	—
Total loans (gross of deferred fees)	$18,757,484	$10,053,100	$21,795,047	$12,170,698	$999,941	$63,776,270

Loans graded one through four are considered ”pass“ credits. At June 30, 2014, approximately 94% of the loan portfolio had a credit grade of ”pass“ compared to 92% at December 31, 2013. For loans to qualify for this grade, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment. Consumer loans are assigned a ”pass“ credit rating unless something within the loan warrants a specific classification grade. As of June 30, 2014, we had loans totaling $750,000 classified as special mention compared to $1.5 million as of December 31, 2013. This classification is utilized when an initial concern is identified about the financial health of a borrower. Loans are designated as such in order to be monitored more closely than other credits in the loan portfolio. At June 30, 2014, substandard loans totaled $3.1 million, with all loans being collateralized by real estate compared to $3.4 million at December 31, 2013. Substandard credits are evaluated for impairment on a quarterly basis.

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

At June 30, 2014, impaired loans totaled $2.3 million, all of which were valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral. Impaired loans increased $771,357 from December 31, 2013 due to several loans totaling $2.2 million being deemed impaired during the six months ended June 30, 2014, partially offset by $1.1 million in loans being transferred to other real estate owned and $0.3 million in loan balance reductions occurred through pay downs or short sales during the six months ended June 30, 2014. Market values were obtained using independent appraisals, updated in accordance with our reappraisal policy, or other market data such as recent offers to the borrower. As of June 30, 2014, we had loans totaling $826,381 that were classified in accordance with our loan rating policies but were not considered impaired. The following table summarizes information relative to impaired loans, by portfolio class, at June 30, 2014 and December 31, 2013.

	Unpaid principal balance	Recorded investment	Related allowance	Average impaired investment	Year to date interest income
June 30, 2014
With no related allowance recorded:
Single and multifamily residential real estate	$726,873	$726,873	$—	$452,824	$26,898
Construction and development	484,490	484,490	—	673,712	—
Commercial real estate — other	187,934	187,934	—	292,900	—
With related allowance recorded:
Single and multifamily residential real estate	91,121	91,121	6,701	584,240	2,962
Construction and development	—	—	—	822,602	—
Commercial real estate — other	775,852	775,852	240,352	487,775	18,763
Commercial business	—	—	—	—	—
Consumer	—	—	—	—	—
Total:
Single and multifamily residential real estate	817,994	817,994	6,701	1,037,064	29,860
Construction and development	484,490	484,490	—	1,496,314	—
Commercial real estate — other	963,786	963,786	240,352	780,675	18,763
Commercial business	—	—	—	—	—
Consumer	—	—	—	—	—
	$2,266,270	$2,266,270	$247,053	$3,314,053	$48,623

December 31, 2013
With no related allowance recorded:
Single and multifamily residential real estate	$46,846	$46,846	$—	$68,150	$—
Construction and development	99,064	99,064	—	1,024,431	—
Commercial real estate — other	—	—	—	397,866	—
Commercial business	—	—	—	—	—
Consumer	—	—	—	—	—
With related allowance recorded:
Single and multifamily residential real estate	91,845	91,845	7,425	1,061,643	4,546
Construction and development	1,174,019	909,189	101,000	1,309,119	—
Commercial real estate — other	347,969	347,969	83,614	339,453	—
Commercial business	—	—	—	—	—
Consumer	—	—	—	—	—
Total:
Single and multifamily residential real estate	138,691	138,691	7,425	1,129,793	4,546
Construction and development	1,273,083	1,008,253	101,000	2,333,550	—
Commercial real estate — other	347,969	347,969	83,614	737,319	—
Commercial business	—	—	—	—	—
Consumer	—	—	—	—	—
	$1,759,743	$1,494,913	$192,039	$4,200,662	$4,546

Troubled debt restructurings (”TDRs“) are loans which have been restructured from their original contractual terms and include concessions that would not otherwise have been granted outside of the financial difficulty of the borrower. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges in the current economic environment. The purpose of a TDR is to facilitate ultimate repayment of the loan.

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

At June 30, 2014 and December 31, 2013, the principal balance of TDRs was approximately $328,000 and $0, respectively. As of June 30, 2014, the carrying balance of TDRs consisted of one performing loan for approximately $328,000, which was restructured and granted a period of interest only payments during January 2014. At December 31, 2013, the principal balance of TDRs was $0 as these loans had been reclassified as loans held for sale at that date. During the six months ended June 30, 2014, the two loans classified as held for sale and previously classified as TDRS were sold for total proceeds of $1,033,000. A success fee of approximately $41,000 and a gain of approximately $118,000 was recognized as a result of this sale.

There were no loans modified as troubled debt restructurings within the previous 12-month period for which there was a payment default during the six months ended June 30, 2014.

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

The allowance consists of both a specific and a general component. The specific component relates to loans that are impaired loans as defined in FASB ASC Topic 310, ”Receivables.“ For such loans, an allowance is established when either the discounted cash flows or collateral value or observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors.

The following table summarizes activity related to our allowance for loan losses for the six months ended June 30, 2014 and 2013, by portfolio segment.

	Single and multifamily residential real estate	Construction and development	Commercial real estate – other	Commercial business	Consumer	Total
June 30, 2014
Allowance for loan losses:
Balance, beginning of period	$268,757	$710,010	$206,176	$26,870	$90,073	$1,301,886
Reversal of provision for loan losses	—	(30,000)	—	—	—	(30,000)
Loan charge-offs	—	(114,989)	(104,588)	—	—	(219,577)
Loan recoveries	3,427	—	—	—	73,567	76,994
Net loans charged-off	3,427	(114,989)	(104,588)	—	73,567	(142,583)
Balance, end of period	$272,184	$565,021	$101,588	$26,870	$163,640	$1,129,303

Individually reviewed for impairment	$6,701	$—	$240,352	—	$—	$247,053
Collectively reviewed for impairment	265,483	565,021	(138,764)	26,870	163,640	882,250
Total allowance for loan losses	$272,184	$565,021	$101,588	$26,870	$163,640	$1,129,303

Gross loans, end of period:
Individually reviewed for impairment	$817,994	$484,490	$963,786	$—	$—	$2,266,270
Collectively reviewed for impairment	16,758,867	8,585,585	22,216,702	14,688,436	1,396,081	63,645,671
Total loans (gross of deferred fees)	$17,576,861	$9,070,075	$23,180,488	$14,688,436	$1,396,081	$65,911,941

June 30, 2013
Allowance for loan losses:
Balance, beginning of year	$611,576	$1,073,110	$63,747	$36,682	$73,301	$1,858,416
Reversal of provision for loan losses	(83,473)	(462,040)	261,634	(16,312)	16,820	(283,371)
Loan charge-offs	(68,071)	(97,060)	—	—	—	(165,131)
Loan recoveries	—	95,000	—	6,501	—	101,501
Net loans charged-off	(68,071)	(2,060)	—	6,501	—	(63,630)
Balance, end of period	$460,032	$609,010	$325,381	$26,871	$90,121	$1,511,415

Individually reviewed for impairment	$122,437	$—	$75,972	—	$—	$198,409
Collectively reviewed for impairment	337,595	609,010	249,409	26,871	90,121	1,313,006
Total allowance for loan losses	$460,032	$609,010	$325,381	$26,871	$90,121	$1,511,415

Gross loans, end of period:
Individually reviewed for impairment	$488,735	$909,189	$339,972	$—	$—	$1,737,896
Collectively reviewed for impairment	19,202,971	10,145,577	23,139,841	9,611,341	1,175,212	63,274,942
Total loans (gross of deferred fees)	$19,691,706	$11,054,766	$23,479,813	$9,611,341	$1,175,212	$65,012,838

	June 30, 2014	June 30, 2013
Nonaccrual loans	$516,402	$1,645,411
Average gross loans	65,654,838	67,506,996
Net loans charged-off as a percentage of average gross loans	.42%	0%
Allowance for loan losses as a percentage of total gross loans	1.71%	2.22%
Allowance for loan losses as a percentage of non-accrual loans	218.69%	91.85%

Portions of the allowance for loan losses may be allocated for specific loans or portfolio segments. However, the entire allowance for loan losses is available for any loan that, in management’s judgment, should be charged-off. Beginning in the first quarter 2012, we began using the average of the last eight quarters of our charge-off history versus the prior three years with a heavier weight on the most recent year, both adjusted for portfolio and economic factors. The general reserve as a percentage of loans has decreased from 1.74% at December 31, 2013 to 1.34% at June 30, 2014. While management utilizes the best judgment and information available to it, the ultimate adequacy of the allowance for loan losses depends on a variety of factors beyond our control, including the performance of our loan portfolio, the economy, changes in interest rates, and the view of the regulatory authorities toward loan classifications. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

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

	One year or less	After one but within five years	After five years	Total
June 30, 2014
Single and multifamily residential real estate	$4,132,690	$8,940,454	$4,503,717	$17,576,861
Construction and development	3,096,590	5,545,489	427,996	9,070,075
Commercial real estate — other	2,834,380	20,070,098	276,010	23,180,488
Commercial business	4,722,783	8,092,576	1,873,077	14,688,436
Consumer	344,472	1,030,055	21,554	1,396,081
Total	$15,130,915	$43,678,672	$7,102,354	$65,911,941

	One year or less	After one but within five years	After five years	Total
December 31, 2013
Single and multifamily residential real estate	$2,528,783	$11,767,239	$4,461,462	$18,757,484
Construction and development	3,930,335	6,122,765	—	10,053,100
Commercial real estate — other	1,987,071	19,040,747	767,229	21,795,047
Commercial business	2,423,356	8,940,000	807,342	12,170,698
Consumer	289,382	691,946	18,613	999,941
Total	$11,158,927	$46,562,697	$6,054,646	$63,776,270

Loans maturing after one year with:	June 30, 2014	December 31, 2013
Fixed interest rates	$26,221,493	$24,691,121
Floating interest rates	$24,559,533	$27,926,222

NOTE 6 — FAIR VALUE

Assets and Liabilities Measured at Fair Value

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company determines the fair values of its financial instruments based on the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs that may be used to measure fair value are detailed in Note 3.

Available-for-sale investment securities ($20,036,589 and $20,125,470 at June 30, 2014 and December 31, 2013, respectively) are carried at fair value and measured on a recurring basis using Level 2 inputs. Fair values are estimated by using bid prices and quoted prices of pools or tranches of securities with similar characteristics.

We do not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and a specific reserve within the allowance for loan losses is established or the loan is charged down to the fair value less costs to sell. At June 30, 2014, all impaired loans were evaluated on a nonrecurring basis based on the market value of the underlying collateral. Market values are generally obtained using independent appraisals or other market data, which the Company considers to be Level 3 inputs. The aggregate carrying amount, net of specific reserves, of impaired loans carried at fair value at June 30, 2014 and December 31, 2013 was $2.0 million and $1.3 million, respectively.

At December 31, 2013, the Company held approximately $900,000 in loans classified as held for sale, which are included in the table below, because the Company was in the process of soliciting bids to sell approximately $1.3 million of loans to unaffiliated third party investors, and it was the Company’s intent to accept the highest bid received assuming it was greater than $900,000. As of December 31, 2013, these loans were reclassified out of the loans held for investment category and segregated on the balance sheet as held for sale. These loans were carried at their liquidation value based on the minimum acceptable bid threshold set by the Company with the remaining difference of approximately $407,000 being charged off through the allowance for loan losses. During the six months ended June 30, 2014, the two loans classified as held for sale were sold for total proceeds of $1,033,000. A success fee of approximately $41,000 and a gain of approximately $118,000 were recognized as a result of this sale.

Other real estate owned and repossessed assets, generally consisting of properties or other collateral obtained through foreclosure or in satisfaction of loans, are carried at the lower of cost or market value and measured on a non-recurring basis. Market values are generally obtained using independent appraisals which are generally prepared using the income or market valuation approach, adjusted for estimated selling costs which the Company considers to be Level 3 inputs. The carrying amount of other real estate owned and repossessed assets carried at fair value at June 30, 2014 and December 31, 2013 was $3,035,290 and $2,508,170, respectively. The Company utilizes two methods to determine carrying values, either appraised value, or if lower, current net listing price.

The Company has no assets whose fair values are measured using Level 1 inputs. The Company also has no liabilities carried at fair value or measured at fair value.

For Level 3 assets measured at fair value on a non-recurring basis as of June 30, 2014, the significant observable inputs used in the fair value measurements were as follows:

Description	Fair Value at June 30, 2014	Valuation Technique	Significant Unobservable Inputs
Other real estate owned and repossessed assets	$3,035,290	Appraised value	Discounts to reflect current market conditions, abbreviated holding period, and estimated costs to sell

Impaired loans	$2,019,217	Internal assessment of appraised value	Adjustments to estimated value based on recent sales of comparable collateral

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

Disclosures about Fair Value of Financial Instruments

FASB ASC Topic 825, ”Financial Instruments“ requires disclosure of fair value information, whether or not recognized in the consolidated balance sheets, when it is practical to estimate the fair value. FASB ASC Topic 825 defines a financial instrument as cash, evidence of an ownership interest in an entity or contractual obligations which require the exchange of cash or other financial instruments. Certain items are specifically excluded from the disclosure requirements, including the Company’s common stock, property and equipment and other assets and liabilities.

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

The estimated fair values of the Company’s financial instruments at June 30, 2014 and December 31, 2013 are as follows:

June 30, 2014	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$7,007,688	$7,007,688	$7,007,688	—	—
Federal funds sold	2,772,000	2,772,000	2,772,000	—	—
Investment securities available for sale	20,036,589	20,036,589	—	20,036,589	—
Non-marketable equity securities	382,100	382,100	—	382,100	—
Loans, net	64,668,498	64,602,700	—	—	64,602,700

Financial Liabilities:
Deposits	87,906,101	87,539,938	—	87,539,938	—
Securities sold under agreements to repurchase	221,467	221,467	—	221,467	—

December 31, 2013	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$6,541,955	$6,541,955	$6,541,955	$—	$—
Federal funds sold	7,880,000	7,880,000	7,880,000	—	—
Investment securities available for sale	20,125,470	20,125,470	—	20,125,470	—
Non-marketable equity securities	424,200	424,200	—	424,200	—
Loans, net	62,368,250	62,304,580	—	—	62,304,580
Loans held for sale	900,000	900,000	—	900,000	—

Financial Liabilities:
Deposits	89,168,677	88,778,134	—	88,778,134	—
Securities sold under agreements to repurchase	96,879	96,879	—	96,879	—

NOTE 7 — STOCK COMPENSATION PLANS

The Independence Bancshares, Inc. 2005 Stock Incentive Plan (the ”2005 Incentive Plan“) initially reserved up to 260,626 shares of the Company’s common stock for the issuance of stock options but contained an evergreen provision, which provided that the maximum number of shares to be issued under the 2005 Incentive Plan would automatically increase each time the Company issued additional shares of common stock such that the total number of shares issuable under the 2005 Incentive Plan would at all times equal 12.5% of the then outstanding shares of common stock. With the closing of the Private Placement on December 31, 2012, the number of shares reserved for the issuance of stock options under the 2005 Incentive Plan increased to 2,466,720 shares.

In February 2013, our board of directors amended the 2005 Incentive Plan to cap the number of shares issuable thereunder at 2,466,720 and adopted the Independence Bancshares, Inc. 2013 Incentive Plan (the ”2013 Incentive Plan“). The 2013 Incentive Plan is an omnibus equity incentive plan which provides for the granting of various types of equity compensation awards, including stock options, restricted stock, and stock appreciation rights, to the Company’s employees and directors. Initially, the maximum number of shares of common stock that may be issued under the 2013 Incentive Plan was 2,466,720. Such number will automatically adjust each time the Company issues additional shares of common stock so that the number of shares of common stock available for issuance under the 2013 Incentive Plan (plus the 2,466,720 shares reserved for issuance under the 2005 Incentive Plan) continues to equal 20% of the Company’s total outstanding shares, assuming all shares under the 2005 Incentive Plan and the 2013 Incentive Plan are exercised. Our board of directors submitted the 2013 Incentive Plan to the shareholders of the Company for their consideration at the 2013 annual shareholders’ meeting and it was approved.

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

During the year ended December 31, 2013, the Company granted an additional 2,800,000 stock options to certain employees and an advisor to the Company under the 2005 Incentive Plan and the 2013 Incentive Plan, for a total outstanding of 3,273,505 options at a weighted average price of $1.08. Of the 3,273,505 options issued, as of December 31, 2013, 734,255 options were vested.

In February 2014, the Company granted an additional 155,000 stock options at a price of $1.59 to certain employees and to a third-party contractor, for a total outstanding of 3,428,505 options at a weighted average price of $1.11. In April 2014, 240,000 options granted to one employee were cancelled. Of the 3,188,505 options issued, 1,291,130 options were vested as of June 30, 2014.

The Company measures the fair value of each option award on the date of grant using the Black-Scholes option-pricing model. The Company determines the assumptions used in the Black-Scholes option pricing model as follows: the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant; the dividend yield is based on the Company’s dividend yield at the time of the grant (subject to adjustment if the dividend yield on the grant date is not expected to approximate the dividend yield over the expected life of the option); the volatility factor is based on the historical volatility of the Company’s stock (subject to adjustment if future volatility is reasonably expected to differ from the past); and the weighted-average expected life is based on the historical behavior of employees related to exercises, forfeitures and cancellations.

Compensation expense related to stock options granted was $227,240 and $86,024 for the six months ended June 30, 2014 and June 30, 2013, respectively. Compensation expense is based on the fair value of the option estimated at the date of grant using the Black-Scholes option-pricing model. Compensation expense is recognized on a straight line basis over the vesting period of the option.

NOTE 8 — BUSINESS SEGMENTS

The Company reports its activities as four business segments—Community Banking, Transaction Services, Asset Management and Parent Only as defined in Note 1. In determining proper segment definition, the Company considers the materiality of a potential segment and components of the business about which financial information is available and regularly evaluated, relative to a resource allocation and performance assessment.

The following table presents selected financial information for the Company’s reportable business segments for the three and six months ended June 30, 2014 and 2013.

		Holding Company
	Banking	Transaction Services	Asset Management	Parent Only	Eliminations	Total
For the three months ended June 30, 2014
Interest income	$993,893	$—	$—	$—	$—	$993,893
Interest expense	71,448	—	—	—	—	71,448
Net interest income	922,445	—	—	—	—	922,445
Reversal of provision for loan losses	(30,000)	—	—	—	—	(30,000)
Noninterest income	103,056	—	—	65,386	(100,463)	67,979
Noninterest expense	990,038	1,474,508	439,029	318,768	(35,000)	3,187,343
Income (loss) before income taxes	65,463	(1,474,508)	(439,029)	(253,382)	(65,463)	(2,166,919)
Income taxes	—	—	—	—	—	—
Net income (loss)	$65,463	$(1,474,508)	$(439,029)	$(253,382)	$(65,463)	$(2,166,919)

		Holding Company
	Banking	Transaction Services	Asset Management	Parent Only	Eliminations	Total
For the six months ended June 30, 2014
Interest income	$1,974,281	$—	$(22,664)	$—	$—	$1,951,617
Interest expense	146,164		—	—	—	146,164
Net interest income	1,828,117	—	(22,664)	—	—	1,805,453
Reversal of provision for loan losses	(30,000)	—	—	—	—	(30,000)
Noninterest income	203,645	—	118,452	109,470	(179,163)	252,404
Noninterest expense	1,952,599	2,504,429	579,431	634,303	(70,000)	5,600,762
Income (loss) before income taxes	109,163	(2,504,429)	(483,643)	(524,833)	(109,163)	(3,512,905)
Income taxes	—	—	—	—	—	—
Net income (loss)	$109,163	$(2,504,429)	$(483,643)	$(524,833)	$(109,163)	$(3,512,905)

	Banking	Holding Company (1)	Eliminations	Total
As of June 30, 2014
Cash and due from banks	$6,385,369	$875,539	$(253,220)	$7,007,688
Federal funds sold	2,772,000	—	—	2,772,000
Investment securities	20,418,689	—	—	20,418,689
Loans receivable, net	64,668,498	—	—	64,668,498
Other real estate owned	1,625,000	1,410,290	—	3,035,290
Property and equipment, net	2,116,586	329,932	—	2,446,518
Other assets	535,985	312,494	(35,684)	812,795
Total assets	$98,522,127	$2,928,255	$(288,904)	$101,161,478

Deposits	$88,159,321	$—	$(253,220)	$87,906,101
Securities sold under agreements to repurchase	221,467	—	—	221,467
Accrued and other liabilities	191,355	1,115,150	(35,684)	1,270,821
Shareholders’ equity	9,949,984	1,813,105	—	11,763,089
Total liabilities and shareholders’ equity	$98,522,127	$2,928,255	$(288,904)	$101,161,478

(1)	Excludes investment in wholly-owned Bank subsidiary

		Holding Company
	Banking	Transaction Services	Asset Management	Parent Only	Eliminations	Total
For the three months ended June 30, 2013
Interest income	$1,017,308	$—	$—	$953	$—	$1,018,261
Interest expense	132,975	—	—	—	—	132,975
Net interest income	884,333	—	—	953	—	885,286
Reversal of provision for loan losses	(400,000)	—	116,629	—	—	(283,371)
Noninterest income	64,103	—	—	(664,843)	662,899	62,159
Noninterest expense	2,013,279	988,112	—	248,931	(1,944)	3,248,378
Income (loss) before income taxes	(664,843)	(988,112)	(116,629)	(912,821)	664,843	(2,017,562)
Income taxes	—	—	—	—	—	—
Net income (loss)	$(664,843)	$(988,112)	$(116,629)	$(912,821)	$664,843	$(2,017,562)

		Holding Company
	Banking	Transaction Services	Asset Management	Parent Only	Eliminations	Total
For the six months ended June 30, 2013
Interest income	$2,017,507	$—	$—	$953	$—	$2,018,460
Interest expense	301,655	—	—	—	—	301,655
Net interest income	1,715,852	—	—	953	—	1,716,805
Reversal of provision for loan losses	(400,000)	—	116,629	—	—	(283,371)
Noninterest income	103,516	—	—	(822,887)	820,943	101,572
Noninterest expense	3,042,255	1,263,593	5,276	435,630	(1,944)	4,744,810
Income (loss) before income taxes	(822,887)	(1,263,593)	(120,952)	(1,258,517)	822,887	(2,643,062)
Income taxes	—	—	—	—	—	—
Net income (loss)	$(822,887)	$(1,263,593)	$(120,952)	$(1,258,517)	$822,887	$(2,643,062)

	Banking	Holding Company (1)	Eliminations	Total
As of June 30, 2013
Cash and due from banks	$8,229,680	$2,438,284	$(829,067)	$9,838,897
Federal funds sold	12,809,934	—	—	12,809,934
Investment securities	22,081,441	—	—	22,081,441
Loans receivable, net	61,293,399	2,099,043	—	63,392,442
Other real estate owned	1,233,000	3,256,757	—	4,489,757
Property and equipment, net	2,155,083	29,311	—	2,184,397
Other assets	580,085	242,734	—	822,816
Total assets	$108,382,622	$8,066,129	$(829,067)	$115,619,684

Deposits	$99,022,530	$—	$(829,067)	$98,193,463
Securities sold under agreements to repurchase	29,879	—	—	29,879
Accrued and other liabilities	198,085	213,391	—	411,476
Shareholders’ equity	9,132,128	7,852,738	—	16,984,866
Total liabilities and shareholders’ equity	$108,382,622	$8,066,129	$(829,067)	$115,619,684

(1)	Excludes investment in wholly-owned Bank subsidiary.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including information included or incorporated by reference in this document, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words ”may,“ ”would,“ ”could,“ ”should,“ ”will,“ ”expect,“ ”anticipate,“ ”predict,“ ”project,“ ”potential,“ ”believe,“ ”continue,“ ”assume,“ ”intend,“ ”plan,“ and ”estimate,“ as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in our forward-looking statements include, but are not limited, to the following:

•	our anticipated strategies for growth and sources of new operating revenues;

•	our aim to list our shares of common stock on a nationally recognized securities exchange once eligible;

•	our expectations regarding our operating revenues, expenses, effective tax rates, and other results of operations;

•	our current and future products and services and plans to develop and promote them;

•	our anticipated capital expenditures and our estimates regarding our capital expenditures;

•	our liquidity and working capital requirements;

•	our ability to comply with regulatory rules and restrictions and potential regulatory actions if we fail to comply;

•	changes in economic conditions resulting in, among other things, a deterioration in credit quality;

•	credit losses as a result of declining real estate values, increasing interest rates, increasing unemployment, or changes in payment behavior or other factors;

•	credit losses due to loan concentration;

•	the rate of delinquencies and amount of loans charged-off;

•	the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;

•	the lack of loan growth in recent years;

•	our ability to attract and retain key personnel;

•	our ability to protect our proprietary technology and intellectual property rights and use, develop, market and otherwise exploit our products and services without infringing or misappropriating the proprietary technology or intellectual property rights of third parties;

•	our ability to retain our existing customers, including our deposit relationships;

•	increases in competitive pressure in the banking and financial services industries;

•	adverse changes in asset quality and resulting credit risk related losses and expenses;

•	changes in the interest rate environment which could reduce anticipated or actual margins;

•	changes in political conditions or the legislative or regulatory environment, including governmental initiatives affecting the financial services industry;

•	loss of consumer confidence and economic disruptions resulting from terrorist activities or other military actions;

•	changes occurring in business conditions and inflation;

•	changes in access to funding or increased regulatory requirements with regard to funding;

•	changes in deposit flows;

•	changes in technology;

•	increased cybersecurity risks, including potential business disruptions or financial losses;

•	changes in monetary and tax policies;

•	changes in accounting policies and practices; and

•	other risks and uncertainties detailed in this report and, from time to time, in our other filings with the SEC.

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

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our audited consolidated financial statements as of December 31, 2013, as filed in our 2013 Form 10-K.

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

Other Real Estate Owned and Repossessed Assets

Real estate and other property acquired in settlement of loans is recorded at the lower of cost or fair value less estimated selling costs, establishing a new cost basis when acquired. Fair value of such property is reviewed regularly and write-downs are recorded when it is determined that the carrying value of the property exceeds the fair value less estimated costs to sell. Recoveries of value are recorded only to the extent of previous write-downs on the property in accordance with FASB ASC Topic 360 ”Property, Plant, and Equipment“. Write-downs or recoveries of value resulting from the periodic reevaluation of such properties, costs related to holding such properties, and gains and losses on the sale of foreclosed properties are charged against income. Costs relating to the development and improvement of such properties are capitalized.

Income Taxes

We use assumptions and estimates in determining income taxes payable or refundable for the current year, deferred income tax liabilities and assets for events recognized differently in our consolidated financial statements and income tax returns, and income tax benefit or expense. Determining these amounts requires analysis of certain transactions and interpretation of tax laws and regulations. Management exercises judgment in evaluating the amount and timing of recognition of resulting tax liabilities and assets. These judgments and estimates are reevaluated on a continual basis as regulatory and business factors change. Valuation allowances are established to reduce deferred tax assets if it is determined to be ”more likely than not“ that all or some portion of the potential deferred tax asset will not be realized. No assurance can be given that either the tax returns submitted by us or the income tax reported on the financial statements will not be adjusted by either adverse rulings by the United States Tax Court, changes in the tax code, or assessments made by the Internal Revenue Service. We are subject to potential adverse adjustments, including, but not limited to, an increase in the statutory federal or state income tax rates, the permanent non-deductibility of amounts currently considered deductible either now or in future periods, and the dependency on the generation of future taxable income, including capital gains, in order to ultimately realize deferred income tax assets.

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

Overview

The following discussion describes our results of operations for the three and six month periods ended June 30, 2014 and 2013 and also analyzes our financial condition as of June 30, 2014.

The Consolidated Company

At June 30, 2014, we had total assets of $101.2 million, a decrease of $3.1 million, or 3.0%, from total assets of $104.3 million at December 31, 2013. The largest components of our total assets are net loans, investment securities available for sale, other real estate owned, federal funds sold and cash and due from banks, which were $64.7 million, $20.0 million, $3.0 million, $2.8 million and $7.0 million, respectively, at June 30, 2014. Comparatively, our net loans, investment securities available for sale, other real estate owned, federal funds sold and cash and due from banks totaled $62.4 million, $20.1 million, $2.5 million, $7.9 million and $6.5 million, respectively, at December 31, 2013.

Our liabilities and shareholders’ equity at June 30, 2014, totaled $89.4 million and $11.8 million, respectively, compared to liabilities of $90.0 million and shareholders’ equity of $14.3 million at December 31, 2013. The principal component of our liabilities is deposits, which were $87.9 million and $89.2 million at June 30, 2014 and December 31, 2013, respectively.

Our net loss was $2.2 million for the three months ended June 30, 2014, or $0.11 per share, an increase of $149,357, or 7.4%, compared to a net loss of $2.0 million, or $0.10 per share, for the three months ended June 30, 2013. This increase in net loss was primarily driven by an increase in product research and development expense, data processing costs and compensation and benefits expense, partially offset by decreases in real estate owned activity and professional fees, as well as a decrease in the reversal of provisions for loan losses.

Our net loss was $3.5 million for the six months ended June 30, 2014, or $0.17 per share, an increase of $869,843, or 32.9%, compared to net loss of $2.6 million, or $0.13 per share, for the six months ended June 30, 2013. This increase in net loss was primarily driven by an increase in product research and development expense, data processing costs and compensation and benefits expense, partially offset by decreases in real estate owned activity and professional fees, as well as a decrease in the reversal of provisions for loan losses.

The Bank

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

At June 30, 2014, we had total assets at the Bank of $98.5 million compared to $99.3 million at December 31, 2013. The largest components of total assets at the Bank are net loans, investment securities available for sale, other real estate owned, federal funds sold and cash and due from banks, which were $64.7 million, $20.0 million, $1.6 million, $2.8 million and $6.3 million, respectively, at June 30, 2014. Comparatively, our net loans, investment securities available for sale, other real estate owned, federal funds sold and cash and due from banks totaled $61.6 million, $20.1 million, $1.4 million, $7.9 million and $5.0 million, respectively, at December 31, 2013.

The Company

The Company’s cash balances, independent of the Bank, were approximately $876,000 and its real estate held for sale was $1.4 million at June 30, 2014 compared to cash balances of approximately $2.3 million and real estate held for sale of $1.1 million at December 31, 2013. In addition, at December 31, 2013, the Company had loans held for investment of approximately $811,000 and loans held for sale of approximately $900,000. The loan held for investment was transferred to other real estate and the held for sale loans were sold prior to June 30, 2014. The decrease in liquid assets of approximately $2.8 million is due primarily to expenses incurred related to the transaction services segment. See ”Note 8 — Business Segments“, for additional information related to the transaction services segment.

Under Regulation W, the Bank may not be a source of cash or capital for the Company. Due to the uncertainty of timing and amount of cash that might be received from the conversion of the held for sale assets, the current commitments outstanding, the current run rate on fixed expenses, the current payables, and the prohibition within Regulation W, we believe that the Company does not have sufficient working capital to continue to fund its current level of activities without a modification of its expenses being incurred or without raising additional funding. Our ability to raise additional capital will depend on a number of factors, including conditions in the capital markets, which are outside of our control. There is a risk we will not be able to raise the capital we need at all or upon favorable terms. If we cannot raise this additional capital, we will not be able to implement our growth objective for our business, and we may be subject to increased regulatory supervision and restriction. These restrictions would most likely have a material adverse effect on our ability to grow and expand which would negatively impact our financial condition and results of operations.

Recent Regulatory Developments

On November 14, 2011, the Bank entered into the Consent Order with the OCC, which, among other things, contained a requirement that the Bank maintain minimum capital levels that exceed the minimum regulatory capital ratios for ”well-capitalized“ banks. The Consent Order required the Bank to achieve and maintain Tier 1 capital at least equal to 9% of adjusted total average assets, Tier 1 risk based capital at least equal to 10%, and total risk based capital at least equal to 12% of risk-weighted assets. As of March 31, 2014 the Bank met these higher minimum capital levels. As long as the higher minimum capital levels imposed by the Consent Order remain in effect, however, the Bank will not be deemed to be ”well-capitalized“ and therefore, as of March 31, 2014, the Bank was considered ”adequately capitalized“. On June 5, 2014, the Board of Directors of the Bank received an Order Terminating the Consent Order indicating that the Consent Order was terminated by the OCC effective June 4, 2014. As a result, the Bank is considered ”well-capitalized“ as of June 30, 2014.

Transaction Services

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

We have made and plan to continue to make substantial investments in research and development, and we expect to focus our future research and development efforts on enhancing existing products and services and on developing new products and services. We expect to continue to develop technologies and operating functionalities to improve the efficiencies of and reduce the cost of transaction services, mobile and digital payments, data management and compliance services. These services may include expanding or introducing prepaid debit programs, decoupled debit and real time processing capabilities as well as expanding our traditional debit card issuance programs to generate additional interchange income. We may also seek to develop types of accounts and channels that reduce fraud, credit and settlement risks including near real time settlement accounts as well as those that reduce the types and amount of potential charge-backs. Product offerings may include cloud-based platform services, customized mobile wallets and payment Apps, financial planning and savings Apps, device finance and credit products and interconnectivity and integration web services. They could also include integration, development and engineering services, as well as providing operational, compliance and technology support. These products and services would be designed as separate product offerings, as well as integration services with existing core processing and data management systems, so that the companies may not be required to make wholesale conversions from their existing core processing systems.

We also anticipate expanding marketing and sales capabilities, treasury, funding, risk management and customer support programs which may involve expansion of activities and offices in Greenville, New York City, and other geographic locations as well as forming associations with other banks and financial institutions to establish policies and procedures and infrastructure services for more efficient payment networks and operations. We expect to continue to focus significant research and development efforts on ongoing projects to update the technology platforms for several of our offerings.

Under Regulation W, the Bank may not be a source of cash or capital for the Company. Due to the uncertainty of timing and amount of cash that might be received from the conversion of the held for sale assets, the current commitments outstanding, the current run rate on fixed expenses, the current payables, and the prohibition within Regulation W, we believe that the Company does not have sufficient working capital to continue to fund its current level of activities without a modification of its expenses being incurred or without raising additional funding. Our ability to raise additional capital will depend on a number of factors, including conditions in the capital markets, which are outside of our control. There is a risk we will not be able to raise the capital we need at all or upon favorable terms. If we cannot raise this additional capital, we will not be able to implement our growth objective for our business, and we may be subject to increased regulatory supervision and restriction. These restrictions would most likely have a material adverse effect on our ability to grow and expand which would negatively impact our financial condition and results of operations.

Our digital strategy remains subject to our having adequate capital to invest in its development and the support of our banking regulators. See our Risk Factors in our 2013 Form 10-K and in our Current Report on Form 8-K filed with the SEC July 18, 2014.

Results of Operations

Three months ended June 30, 2014 and 2013

We recorded a net loss of $2.2 million, or $0.11 per diluted share, for the quarter ended June 30, 2014, compared to a net loss of $2.0 million, or $0.10 per diluted share, for the quarter ended June 30, 2013. This increase in net loss between comparable periods was primarily driven by increases in research and development and compensation and benefits expense partially offset by a decrease in the reversal of provisions for loan losses and decreases in several expense areas including professional fees and real estate owned activity. Each of these components is discussed in greater detail below.

During the quarter ended June 30, 2013, the Company purchased several pieces of real estate owned totaling $3.3 million and three loans totaling $2.2 million, from the Bank (under terms that meet the Market Terms Requirement as described in Regulation W covering transactions between affiliates) in order to support a reduction in the Bank’s adversely classified assets ratio. Through March 31, 2014, the Company sold seven pieces of the real estate owned purchased from the Bank for proceeds of approximately $2.0 million, which resulted in an aggregate loss of $1,514,526 to the Company. During the quarter ended June 30, 2014, the Company sold one piece of real estate purchased from the Bank for proceeds of $113,255, which resulted in a gain of $5,084 (and an aggregate loss through June 30, 2014 of $1,509,442 to the Company). The remaining pieces of real estate owned and loan purchased from the Bank are being actively marketed for sale. In July 2014, the Company sold one piece of real estate purchased from the Bank for proceeds of $22,500, which resulted in a loss of $20,614.

The following table sets forth information related to our average balances, average yields on assets, and average costs of liabilities for the three months ended June 30, 2014 and 2013. We derived these yields by dividing annualized income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. The net amount of capitalized loan fees are amortized into interest income on loans.

	For the Three Months Ended June 30,
	2014			2013
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Federal funds sold and other	$4,123,428	$7,487	0.73%	$10,074,968	$14,999	0.60%
Investment securities	20,099,883	131,221	2.62	23,016,867	114,001	1.99
Loans (1)	65,077,942	855,185	5.27	66,123,684	889,261	5.40
Total interest-earning assets	$89,301,253	$993,893	4.46%	$99,215,519	$1,018,261	4.11%

NOW accounts	$7,065,940	$2,283	0.13%	$7,071,081	$4,845	0.27%
Savings & money market	39,830,423	24,830	0.25	43,963,931	30,980	0.28
Time deposits (excluding brokered time deposits)	27,717,072	44,283	0.64	37,091,341	74,978	0.81
Brokered time deposits	—	—	—	1,594,077	6,159	1.55
Total interest-bearing deposits	74,613,435	71,396	0.38	89,720,430	116,962	0.52
Borrowings	135,975	52	—	3,793,397	16,013	1.69
Total interest-bearing liabilities	$74,749,410	$71,448	0.38%	$93,513,827	$132,975	0.57%

Net interest spread			4.08%			3.54%
Net interest income/ margin		$922,445	4.14%		$885,286	3.57%

(1)	Nonaccrual loans are included in average balances for yield computations.

For the three months ended June 30, 2014, we recognized $993,893 in interest income and $71,448 in interest expense, resulting in net interest income of $922,445, an increase of $37,159, or 4.2%, over the same period in 2013. Average earning assets decreased to $89.3 million for the three months ended June 30, 2014 from $99.2 million for the three months ended June 30, 2013, a decrease of $9.9 million, or 10.0%. This decrease in earning assets was primarily due to a $6.0 million decrease in average federal funds sold, a $1.0 million decrease in average loans between periods and a $2.9 million decrease in average investment securities. Average interest bearing liabilities decreased to $74.7 million for the three months ended June 30, 2014 from $93.5 million for the three months ended June 30, 2013, a decrease of $18.8 million, or 20.1%. Net interest margin, calculated as annualized net interest income divided by average earning assets, increased from 3.57% for the quarter ended June 30, 2013 to 4.14% for the quarter ended June 30, 2014, primarily due to an increase in yield on earning assets from 4.11% to 4.46% between periods and a decrease in cost of funds from 0.57% to 0.38% between periods due to the mix of liabilities and the timing of their repricing.

We recorded a reversal of provision for loan losses of $30,000 for the quarter ended June 30, 2014, representing a decrease of $253,371 compared to the reversal of provision for loan losses of $283,371 for the quarter ended June 30, 2013. The allowance as a percentage of gross loans decreased to 1.71% as of June 30, 2014 compared to 2.04% at December 31, 2013. Specific reserves were approximately $247,000 on impaired loans of $2.3 million as of June 30, 2014 compared to specific reserves of approximately $192,000 on impaired loans of $1.5 million as of December 31, 2013. As of June 30, 2014, the general reserve allocation was 1.39% of gross loans not impaired compared to 1.78% as of December 31, 2013. The provision for loan losses is discussed further below under ”Provision and Allowance for Loan Losses.“

For the three months ended June 30, 2014, noninterest income was $67,979 compared to $62,159 for the three months ended June 30, 2013, an increase of $5,820, or 9.4%. Other noninterest income for the three months ended June 30, 2014 and 2013 was derived from service charges on deposits, customer service fees, gains on investment securities sales, and mortgage origination income. The primary contributor for this quarter’s increase was due to an increase in service fees on deposit accounts of $3,654.

During the quarter ended June 30, 2014, we incurred noninterest expenses of $3.2 million, compared to noninterest expenses of $3.2 million for the quarter ended June 30, 2013, a decrease of $61,035, or 1.9%. This decrease in noninterest expenses for the three month period ended June 30, 2014 primarily resulted from a decrease of $490,566 in real estate owned activity which includes expenses to carry other real estate, gains and losses on sales of other real estate, and write-downs on real estate owned, and a decrease in professional fees of $62,957, partially offset by increases in compensation and benefits expense of $67,306 and product research and development expenses of $486,396. Compensation and benefits increased $67,306 due to changes in staffing levels year over year for the quarter ended June 30, 2014.

We did not recognize any income tax benefit or expense for the three months ended June 30, 2014 and 2013.

Accounting literature states that a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized. The determination of whether a deferred tax asset is realizable is based on weighing all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified. During our September 30, 2010 quarterly analysis of the valuation allowance recorded against our deferred tax assets, we determined that it was not more likely than not that our deferred tax assets will be recognized in future years due to the continued decline in credit quality and the resulting impact on net interest margin, increased net losses, and negative impact on capital as a result of provision for loan losses and write-downs on other real estate owned, and booked a 100% valuation allowance against the deferred tax asset. We will continue to analyze our deferred tax assets and related valuation allowance each quarter taking into account performance compared to forecast and current economic or internal information that would impact forecasted earnings. No benefit was recognized on net loss for the quarter ended June 30, 2014 due to the Company’s large cumulative net operating loss carry-forward position as well as the 100% valuation allowance on our deferred tax assets.

Six months ended June 30, 2014 and 2013

We recorded a net loss of $3.5 million or $0.17 per diluted share, for the six months ended June 30, 2014, an increase of $869,843 compared to a net loss of $2.6 million, or $0.13 per diluted share, for the six months ended June 30, 2013. This increase between comparable periods was primarily driven by increases in several expense areas including product research and development expense, data processing costs and compensation and benefits and a decrease in the reversal of provision for loan losses. Each of these components is discussed in greater detail below.

The following table sets forth information related to our average balances, average yields on assets, and average costs of liabilities for the six months ended June 30, 2014 and 2013. We derived these yields by dividing annualized income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. The net amount of capitalized loan fees are amortized into interest income on loans.

	2014			2013
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Federal funds sold and other	$5,296,435	$16,378	0.63%	$11,606,355	$25,947	0.45%
Investment securities	20,123,919	266,918	2.68	24,042,340	237,182	1.98
Loans (1)	65,654,838	1,668,321	5.14	67,506,996	1,755,331	5.23
Total interest-earning assets	$91,075,192	$1,951,617	4.33%	$103,155,691	$2,018,460	3.93%

NOW accounts	$6,894,696	$5,394	0.16%	$6,929,194	$9,403	0.27%
Savings & money market	40,076,142	48,224	0.24	43,826,892	82,913	0.38
Time deposits (excluding brokered time deposits)	27,650,162	86,438	0.63	37,123,992	153,225	0.83
Brokered time deposits	783,819	6,034	1.56	1,594,066	12,249	1.55
Total interest-bearing deposits	75,404,819	146,090	0.39	89,474,144	257,790	0.58
Borrowings	106,514	74	0.14	5,430,756	43,865	1.62
Total interest-bearing liabilities	$75,511,333	$146,164	0.39%	$94,904,900	$301,655	0.64%

Net interest spread			3.94%			3.30%
Net interest income/ margin		$1,805,453	4.01%		$1,716,805	3.35%

(1)	Nonaccrual loans are included in average balances for yield computations.

For the six months ended June 30, 2014, we recognized $2.0 million in interest income and $146,164 in interest expense, resulting in net interest income of $1.8 million, an increase of $88,648, or 5.2%, over the same period in 2013. Average earning assets decreased to $91.0 million for the six months ended June 30, 2014 from $103.2 million for the six months ended June 30, 2013 a decrease of $12.1 million, or 11.7%. This decrease in earning assets was due to a $6.3 million decrease in average federal funds sold, a $3.9 million decrease in average investment securities and a $1.9 million decrease in average loans between periods. Average interest bearing liabilities decreased to $75.5 million for the six months ended June 30, 2014 from $94.9 million for the six months ended June 30, 2013 a decrease of $19.4 million, or 20.4%. Net interest margin, calculated as annualized net interest income divided by average earning assets, increased from 3.35% for the six months ended June 30, 2013 to 4.01% for the six months ended June 30, 2014, primarily due to an increase in yield on earning assets from 3.93% to 4.33% and a decrease in cost of funds from 0.64% to 0.39% for the same periods, respectively.

A reversal of provision for loan losses of $30,000 was recognized for the six months ended June 30, 2014 representing a decrease of $253,371, or 89.4%, compared to the reversal of provision of $283,371 for the six months ended June 30, 2013. The decrease in the reversal of provision for loan losses for the current six months is due to the decrease in average loans between comparable periods and a decrease in specific reserves as well as the general reserve level. Over the last year, we have seen a decrease in the amount of charge-offs and specific reserves needed due to the apparent stabilization of nonperforming loans. The provision for loan losses is discussed further below under ”Provision and Allowance for Loan Losses.“

For the six months ended June 30, 2014, noninterest income was $252,404 compared to $101,572 for the six months ended June 30, 2013, an increase of $150,832, or 148.5%, between comparable periods. Noninterest income for the six months ended June 30, 2014 and 2013 was derived from service charges on deposits, customer service fees, rental income, mortgage origination income and gains on the sale of loans held for sale. The largest contributor for the increase was the gain resulting from the sale of loans held for sale in the amount of $118,452 during the six months ended June 30, 2014.

During the six months ended June 30, 2014, we incurred noninterest expenses of $5.6 million, compared to noninterest expenses of $4.7 million for the six months ended June 30, 2013, an increase of $855,952, or 18.0%. This increase in noninterest expenses resulted primarily from an increase in product research and development expenses of $1.2 million, due to expenses incurred to prepare for the implementation of our new strategic plan. An increase in compensation and benefits of $267,351 also contributed to the increase in non-interest expenses. Compensation and benefits increased due to the filling of vacancies at the Bank and hiring new employees at the Company. Real estate owned activity, which includes expenses to carry other real estate, gains and losses on sales of other real estate, and write-downs on real estate owned, decreased $481,730.

We did not recognize any income tax benefit for the six months ended June 30, 2014 or 2013.

Assets and Liabilities

General

Total assets as of June 30, 2014 and December 31, 2013 were $101.2 million and $104.3 million, respectively, a decrease of $3.1 million. Net loans increased $2.3 million, which was the result of approximately $3.4 million of net loan originations, partially offset by $1.1 million in loans transferred to other real estate owned. Other real estate owned increased $527,120 due to the repossession of three properties of approximately $1.1 million, which was offset by the sale of two properties for proceeds of approximately $208,000 and net write-downs of approximately $408,000 taken during the six months ended June 30, 2014. Investment securities decreased $88,881 due to $706,877 in paydowns, $123,302 in amortization and $741,298 in change in unrealized losses. Cash and due from banks increased $465,733 and federal funds sold decreased $5.1 million. At June 30, 2014, our total assets consisted principally of $7.0 million in cash and due from banks, $20.0 million in investment securities, $64.7 million in net loans, $2.8 million in fed funds sold, $2.4 million in property and equipment and $3.0 million in other real estate owned and repossessed assets. Our management closely monitors and seeks to maintain appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and demand.

Liabilities at June 30, 2014 totaled $89.4 million, representing a decrease of $563,290 compared to December 31, 2013, and consisted principally of $87.9 million in deposits and $1,262,984 in accounts payable and accrued expenses. Our accrued expenses consisted primarily of accrued legal and accounts payable, accounting and tax fees, and FDIC assessments. At June 30, 2014, shareholders’ equity was $11.8 million compared to $14.3 million at December 31, 2013. The decrease in shareholders’ equity was due to a net loss of $3.5 million and stock option expense of $227,240 for the six months ended June 30, 2014 partially offset by a reduction of $741,298 in unrealized losses on investment securities available for sale.

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, we invest a substantial percentage of our earning assets in our loan portfolio. At June 30, 2014, our gross loan portfolio consisted primarily of $32.3 million of commercial real estate loans, $14.7 million of commercial business loans, and $19.0 million of consumer and home equity loans. Our current loan portfolio composition is not materially different than the loan portfolio composition disclosed in the footnotes to the consolidated financial statements included in our 2013 Form 10-K. We experienced net originations of approximately $3.4 million during the six months ended June 30, 2014, due to higher market demand, while continuing to carefully consider liquidity needs and conservative credit risk management.

The composition of net loans by major category is as follows:

	June 30, 2014	% of Total	December 31, 2013	% of Total
Real estate:
Commercial	$23,180,488	35.2%	$21,795,047	34.2%
Construction and development	9,070,075	13.8	10,053,100	15.8
Single and multifamily residential	17,576,861	26.7	18,757,484	29.5
Total real estate loans	49,827,424	75.7	50,605,631	79.5
Commercial business	14,688,436	22.3	12,170,698	19.1
Consumer	1,396,081	2.1	999,941	1.6
Deferred origination fees, net	(114,140)	(0.1)	(106,134)	(0.2)
Gross loans, net of deferred fees	65,797,801	100.0%	63,670,136	100.0%
Less allowance for loan losses	(1,129,303)		(1,301,886)
Loans, net	$64,668,498		$62,368,250

The largest component of our loan portfolio at June 30, 2014 was $23.2 million of commercial real-estate loans, which represented 35.2% of the portfolio. The remainder of our loan portfolio consisted primarily of $17.6 million of single and multifamily residential loans, $9.1 million of construction and development loans, and $14.7 million of commercial business loans.

Loan Performance and Asset Quality

The downturn in general economic conditions over the past several years has resulted in increased loan delinquencies, defaults and foreclosures within our loan portfolio although the last 18 months have seen a stabilization in delinquencies, defaults and foreclosures and an increase in recoveries. The declining real estate market has had a significant impact on the performance of our loans secured by real estate. In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure. Although the real estate collateral provides an alternate source of repayment in the event of default by the borrower, in our current market the value of the collateral has deteriorated during the time the credit is extended. There is a risk that this trend will continue, which could result in additional loss of earnings, increases in our provision for loan losses and loan charge-offs.

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

Refer to Note 5, Loans, for a table summarizing delinquencies and nonaccruals, by portfolio class, as of June 30, 2014 and December 31, 2013. Total delinquent and nonaccrual loans decreased from $2.0 million at December 31, 2013 to $1.5 million at June 30, 2014, a decrease of $497,153, or 25.2%. This decrease was a result of movement in several categories.

Nonaccrual loans decreased during the six months due to our repossession of single and multifamily residential real estate and construction and development properties in satisfaction of loans as well as due to one loan being brought back to accrual status. At June 30, 2014, nonaccrual loans represented 0.8% of gross loans compared to 2.2% of gross loans as of December 31, 2013. Loans past due 30-89 days are considered potential problem loans and amounted to $956,132 and $566,972 at June 30, 2014 and December 31, 2013, respectively, due to four loans moving from current status to past due, partially offset by two loans moving to nonaccrual status.

Another method used to monitor the loan portfolio is credit grading. As part of the loan review process, loans are given individual credit grades, representing the risk we believe is associated with the loan balance. Credit grades are assigned based on factors that impact the collectability of the loan, the strength of the borrower, the type of collateral, and loan performance. Commercial loans are individually graded at origination and credit grades are reviewed on a regular basis in accordance with our loan policy. Consumer loans are assigned a ”pass“ credit rating unless something within the loan warrants a specific classification grade. Refer to Note 5, Loans, for a table summarizing management’s internal credit risk grades, by portfolio class, as of June 30, 2014 and December 31, 2013.

Loans graded one through four are considered ”pass“ credits. At June 30, 2014, approximately 94% of the loan portfolio had a credit grade of ”pass“ compared to 92% at December 31, 2013. For loans to qualify for this grade, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment. Consumer loans are assigned a ”pass“ credit rating unless something within the loan warrants a specific classification grade.

Loans with a credit grade of five are not considered classified; however they are categorized as a special mention or watch list credit, and are considered potential problem loans. This classification is utilized by us when we have an initial concern about the financial health of a borrower. These loans are designated as such in order to be monitored more closely than other credits in our portfolio. We then gather current financial information about the borrower and evaluate our current risk in the credit. We will then either reclassify the loan as ”substandard“ or back to its original risk rating after a review of the information. There are times when we may leave the loan on the watch list, if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we determine to review the loan on a more regular basis. Loans on the watch list are not considered problem loans until they are determined by management to be classified as substandard. As of June 30, 2014, we had loans totaling $749,942 on the watch list compared to $1.5 million as of December 31, 2013, a decrease of approximately $748,150 or 50.0%. This decrease in watch list loans was due to two loans being deemed impaired during the six months ended June 30, 2014.

Loans graded six or greater are considered classified credits. At June 30, 2014 and December 31, 2013, classified loans totaled $3.1 million and $3.4 million, respectively. The decrease in this category of $266,721, or 7.9%, during the six months ended June 30, 2014 is primarily due to the repossession of four properties totaling $1.1 million as well as one loan for $85,000 being removed from the classified status due to performance, partially offset by three new loans added to the classified list for $1.5 million and paydowns of approximately $275,000. Classified credits are evaluated for impairment on a quarterly basis.

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

At June 30, 2014, impaired loans totaled $2.3 million, all of which were valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral. Market values were obtained using independent appraisals, updated in accordance with our reappraisal policy, or other market data such as recent offers to the borrower. As of June 30, 2014, we had loans totaling $826,380 that were classified in accordance with our loan rating policies but were not considered impaired. Refer to Note 5, Loans, for a table summarizing information relative to impaired loans, by portfolio class at June 30, 2014 and December 31, 2013.

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

At June 30, 2014 and December 31, 2013, the principal balance of TDRs was approximately $328,000 and $0, respectively. As of June 30, 2014, the carrying balance of TDRs consisted of one performing loan for approximately $328,000, which was restructured and granted a period of interest only payments during January 2014. At December 31, 2013, the principal balance of TDRs was $0 as these loans had been reclassified as loans held for sale at that date. During the six months ended June 30, 2014, the two loans classified as held for sale and previously classified as TDRs were sold for total proceeds of $1,033,000. A success fee of approximately $41,000 and a gain of approximately $118,000 was recognized as a result of this sale.

There were no loans modified as troubled debt restructurings within the previous 12-month period for which there was a payment default during the six months ended June 30, 2014.

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. At June 30, 2014, the allowance for loan losses was $1.1 million, or 1.71% of gross loans, compared to $1.3 million at December 31, 2013, or 2.04% of gross loans.

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

Our allowance for loan losses consists of both specific and general reserve components. The specific reserve component relates to loans that are impaired loans as defined in FASB ASC Topic 310, ”Receivables“. Loans determined to be impaired are excluded from the general reserve calculation described below and evaluated individually for impairment. Impaired loans totaled $2.3 million at June 30, 2014, with an associated specific reserve of $247,053. See Note 5, Loans, as well as the above discussion under ”Loan Performance and Credit Quality“ for additional information related to impaired loans.

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

Refer to Note 5, Loans, for a table summarizing activity related to our allowance for loan losses for the quarter ended June 30, 2014 and 2013, by portfolio segment. As of June 30, 2014, the allowance for loan losses was $1.1 million, or 1.71% of gross loans, compared to $1.3 million, or 2.04% of gross loans, as of December 31, 2013 and $1.5 million, or 2.22% of gross loans, as of June 30, 2013. We recognized a reversal of provision for loan losses of $30,000 for the six months ended June 30, 2014 and a reversal of provision for loan losses of $283,371 for the six months ended June 30, 2013. Net charge-offs for the six months ended June 30, 2014 were $142,583 compared to $63,630 for the six months ended June 30, 2013. The charge-offs during the six months ended June 30, 2014 related to three commercial loans and write-downs of collateral to fair value against specific reserves. Partial charge-offs were based on recent appraisals and evaluations on one residential loan and one construction and development loan in the process of foreclosure. Loans with partial charge-offs are typically considered impaired loans and may remain on nonaccrual status.

Other Real Estate Owned and Repossessed Assets

At June 30, 2014 and December 31, 2013, we had approximately $3.0 and $2.5 million in other real estate owned, respectively. During the six months ended June 30, 2014, we completed the sale of two pieces of real estate. The sale of those pieces of real estate resulted in a gain of approximately $2,888 and is included in the gain (loss) below. The following table summarizes changes in other real estate owned and repossessed assets for the six months ended June 30, 2014 and 2013:

	2014	2013
Balance at beginning of period	$2,508,170	$4,468,294
Repossessed property acquired in settlement of loans	1,143,000	1,192,357
Proceeds from sales of repossessed property	(207,788)	(333,743)
Gain (loss) on sale and write-downs of repossessed property, net	(408,092)	(837,151)
Balance at end of period	$3,035,290	$4,489,757

As of June 30, 2014, other real estate owned consisted of residential land lots valued at $770,290, 1–4 family residential dwellings valued at $63,000, commercial land valued at $710,000 and commercial office space valued at $1.5 million. During the quarter ended June 30, 2013, the Bank completed an asset sale to the Company for a purchase price of $5.5 million. Real estate owned of $3.3 million was transferred to the Company as a result of the sale. No gains or losses were recognized as a result of the asset sale as the assets were sold at current carrying value. Through March 31, 2014, the Company sold seven pieces of the real estate owned purchased from the Bank for proceeds of approximately $2.0 million, which resulted in an aggregate loss of $1,514,526 to the Company. During the quarter ended June 30, 2014, the Company sold one piece of real estate purchased from the Bank for proceeds of $113,255, which resulted in a gain of $5,084 (and an aggregate loss through June 30, 2014 of $1,509,442 to the Company). The remaining pieces of real estate owned purchased from the Bank are being actively marketed for sale. In July 2014, the Company sold one piece of real estate purchased from the Bank for proceeds of $22,500, which resulted in a loss of $20,614. These assets are being actively marketed with the primary objective of liquidating the collateral at a level which most accurately approximates fair value and allows recovery of as much of the unpaid principal loan balance as possible upon the sale of the asset within a reasonable period of time. Based on currently available valuation information, the carrying value of these assets is believed to be representative of their fair value less estimated costs to sell, although there can be no assurance that the ultimate proceeds from the sale of these assets will be equal to or greater than their carrying values, particularly in the current real estate environment.

Deposits

Our primary source of funds for loans and investments is our deposits. At June 30, 2014, we had $87.9 million in deposits, representing a decrease of $1.3 million compared to December 31, 2013. Deposits at June 30, 2014 consisted primarily of $20.2 million in demand deposit accounts, $39.0 million in money market accounts and $28.7 million in time deposits. Due to previous regulatory constraints beginning in 2010, we were no longer able to accept brokered time deposits without prior approval from the FDIC. Accordingly, beginning in 2010 we began reducing our reliance on brokered time deposits. At December 31, 2013, we had $1.6 million in brokered time deposits. We had no brokered time deposits as of June 30, 2014 as the remaining $1.6 million time deposit matured and was not renewed. Our strong customer deposit growth during 2011 through 2013 and thus far in 2014, along with the decrease in our loan portfolio, enabled us to maintain a strong liquidity position while decreasing our reliance on brokered deposits, thereby lowering our cost of interest-bearing liabilities. We plan to continue to not utilize brokered time deposits and reduce our reliance on other noncore funding sources, while focusing our efforts to gather core deposits in our local market. Our loan-to-deposit ratio was 74.85% and 71.4% at June 30, 2014 and December 31, 2013, respectively.

Borrowings

We use borrowings to fund growth of earning assets in excess of deposit growth. At June 30, 2014 and December 31, 2013, there were $221,467 and $96,879, respectively, in borrowings representing customer repurchase agreements. However, during the month of July, the Bank drew down a $5 million advance in preparation for increased loan fundings and pipeline.

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

The Company

The Company’s cash balances, independent of the Bank, were approximately $876,000 and its real estate held for sale was $1.4 million at June 30, 2014 compared to cash balances of approximately $2.3 million and real estate held for sale of $1.1 million at December 31, 2013. In addition, at December 31, 2013, the Company had loans held for investment of approximately $811,000 and loans held for sale of approximately $900,000. The loan held for investment was transferred to other real estate and the held for sale loans were sold prior to June 30, 2014. The decrease in liquid assets of approximately $2.8 million is due primarily to expenses incurred related to the transaction services segment. See ”Note 8 — Business Segments“, for additional information related to the transaction services segment.

Under Regulation W, the Bank may not be a source of cash or capital for the Company. Due to the uncertainty of timing and amount of cash that might be received from the conversion of the held for sale assets, the current commitments outstanding, the current run rate on fixed expenses, the current payables, and the prohibition within Regulation W, we believe that the Company does not have sufficient working capital to continue to fund its current level of activities without a modification of its expenses being incurred or without raising additional funding. Our ability to raise additional capital will depend on a number of factors, including conditions in the capital markets, which are outside of our control. There is a risk we will not be able to raise the capital we need at all or upon favorable terms. If we cannot raise this additional capital, we will not be able to implement our growth objective for our business, and we may be subject to increased regulatory supervision and restriction. These restrictions would most likely have a material adverse effect on our ability to grow and expand which would negatively impact our financial condition and results of operations.

The Bank

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity at the Bank. We plan to meet our future cash needs at the Bank through the liquidation of temporary investments and the generation of deposits within our market. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. Our investment securities available for sale at June 30, 2014 amounted to $20.0 million, or 19.8% of total assets. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. At June 30, 2014, $2.9 million of our investment portfolio was pledged against outstanding debt. Therefore, the related debt would need to be repaid prior to the securities being sold and converted to cash.

The Bank is a member of the FHLB, from which applications for borrowings can be made for leverage purposes. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. At June 30, 2014, we had collateral that would support approximately $39.6 million in additional borrowings. We are subject to the FHLB’s credit risk rating policy which assigns member institutions a rating which is reviewed quarterly. The rating system utilizes key factors such as loan quality, capital, liquidity, profitability, etc. Our ability to access our available borrowing capacity from the FHLB in the future is subject to our rating and any subsequent changes based on our financial performance as compared to factors considered by the FHLB in their assignment of our credit risk rating each quarter.

The Bank also pledges collateral to the Federal Reserve Bank’s Borrower-in-Custody of Collateral program, and our available credit under this program was $13.7 million as of June 30, 2014.

The Bank has a $2.0 million federal funds purchased line of credit through a correspondent bank that is unsecured, but has not been utilized.

We believe our liquidity sources are adequate to meet our operating needs at the Bank. However, we continue to carefully focus on liquidity management during 2014. Comprehensive weekly and monthly liquidity analyses serve management as vital decision-making tools by providing summaries of anticipated changes in loans, investments, core deposits, and wholesale funds. These internal funding reports provide management with the details critical to anticipate immediate and long-term cash requirements, such as expected deposit runoff, loan pay downs and amount and cost of available borrowing sources, including secured overnight federal funds lines with our various correspondent banks.

The Consolidated Company

The Company’s level of liquidity is measured by the cash, cash equivalents, and investment securities available for sale to total assets ratio and was 29.4% at June 30, 2014 compared to 33.1% as of December 31, 2013. The decrease in liquidity is due primarily to the decrease in cash and due from bank and fed funds sold, primarily due to expenses incurred related to the transaction services segment. See Note 8 — Business Segments, for additional information related to the transaction services segment.

Impact of Off-Balance Sheet Instruments

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2014, we had issued commitments to extend credit of $9.9 million through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Commitments and Contingencies

As of June 30, 2014, there were $893,000 in commitments, primarily for systems and development software, most of which will be expensed in 2014.

Capital Resources

Total shareholders’ equity decreased from $14.3 million for December 31, 2013 to $11.8 million for June 30, 2014 due to a net loss of $3,512,905, partially offset by compensation expense related to stock options of $227,240 granted, and by a $741,298 change in unrealized loss on investment securities available for sale. We believe that our capital is sufficient to fund the activities of our Bank’s operations; however, due to the uncertainty of timing and amount of cash that might be received from the conversion of the held for sale assets, the current commitments outstanding, the current run rate on fixed expenses, the current payables, and the prohibition within Regulation W, we believe that the Company does not have sufficient working capital to continue to fund its current level of activities without a modification of its expenses being incurred or without raising additional funding.

Our Bank and Company are subject to various regulatory capital requirements administered by the federal banking agencies. However, the Federal Reserve guidelines contain an exemption from the capital requirements for ”small bank holding companies,“ which in 2006 were amended to cover most bank holding companies with less than $500 million in total assets that do not have a material amount of debt or equity securities outstanding registered with the SEC. Although our class of common stock is registered under Section 12 of the Securities Exchange Act, we believe that because our stock is not listed on any exchange or otherwise actively traded, the Federal Reserve Board will interpret its guidelines to mean that we qualify as a small bank holding company. Nevertheless, our Bank remains subject to these capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

See also additional discussion above under ”Recent Regulatory Developments“ for further information regarding our efforts to increase our capital ratios.

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at June 30, 2014 and December 31, 2013.

			Target Capitalized Requirement		Adequately Capitalized Requirement		Well Capitalized Requirement
	Actual		Minimum		Minimum		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2014
Total Capital (to risk weighted assets)	$11,348,000	15.4%	$8,835,000	12.0%	$5,890,000	8.0%	$7,362,000	10.0%
Tier 1 Capital (to risk weighted assets)	10,425,000	14.1	7,363,000	10.0	2,945,000	4.0	4,417,000	6.0
Tier 1 Capital (to average assets)	10,425,000	10.7	8,793,000	9.0	3,907,000	4.0	4,885,000	5.0

As of December 31, 2013
Total Capital (to risk weighted assets)	$11,201,000	15.7%	$8,546,000	12.0%	$5,698,000	8.0%	$7,122,000	10.0%
Tier 1 Capital (to risk weighted assets)	10,307,000	14.5	7,122,000	10.0	2,849,000	4.0	4,273,000	6.0
Tier 1 Capital (to average assets)	10,307,000	10.2	9,082,000	9.0	4,036,000	4.0	5,045,000	5.0

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: August 14, 2014	By: /s/ Gordon A. Baird
Gordon A. Baird
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Martha L. Long
Martha L. Long
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certification.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2014 and 2013, (iii) Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for six months ended June 30, 2014 and 2013, and (v) Notes to Consolidated Financial Statements