Form 10-Q
period 2014-09-30
Independence Bancshares, Inc.
filed 2014-11-14
CIK 1311828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange

Act). Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,502,760 shares of common stock, $.01 par value per share, were issued and outstanding as of November 14, 2014.

Independence Bancshares, Inc.

Part I - Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
	(unaudited)	(audited)
Assets
Cash and due from banks	$6,152,282	$6,541,955
Federal funds sold	4,084,000	7,880,000
Investment securities available for sale	19,771,512	20,125,470
Non-marketable equity securities	607,100	424,200
Loans, net of allowance for loan losses of $1,167,703 and $1,301,886, respectively	65,782,786	62,368,250
Loans held for sale	—	900,000
Accrued interest receivable	299,866	358,350
Property and equipment, net	2,426,002	2,512,816
Other real estate owned and repossessed assets	2,743,557	2,508,170
Other assets	426,136	649,924

Total assets	$102,293,241	$104,269,135

Liabilities
Deposits:
Noninterest bearing	$10,792,531	$12,044,506
Interest bearing	73,344,378	77,124,171
Total deposits	84,136,909	89,168,677

Borrowings	5,000,000	—
Note payable	600,000	—
Securities sold under agreements to repurchase	37,415	96,879
Accrued interest payable	8,416	7,432
Accounts payable and accrued expenses	1,469,979	688,691

Total liabilities	91,252,719	89,961,679

Commitments and contingencies

Shareholders’ equity
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued	—	—
Common stock, par value $.01 per share; 300,000,000 shares authorized; 20,502,760 shares issued and outstanding	205,028	205,028
Additional paid-in capital	35,067,330	34,738,643
Accumulated other comprehensive loss	(301,468)	(1,216,718)
Accumulated deficit	(23,930,368)	(19,419,497)

Total shareholders’ equity	11,040,522	14,307,456

Total liabilities and shareholders’ equity	$102,293,241	$104,269,135

The accompanying notes are an integral part of these consolidated financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest income
Loans	$880,640	$877,959	$2,548,961	$2,633,290
Investment securities	126,260	115,586	393,178	352,768
Federal funds sold and other	7,406	15,116	23,784	41,063
Total interest income	1,014,306	1,008,661	2,965,923	3,027,121

Interest expense
Deposits	72,141	102,120	218,231	359,910
Borrowings and note payable	5,922	41	5,996	43,907
Total interest expense	78,063	102,161	224,227	403,817

Net interest income	936,243	906,500	2,741,696	2,623,304
Provision (reversal of provision) for loan losses	—	5,795	(30,000)	(277,576)

Net interest income after provision for loan losses	936,243	900,705	2,771,696	2,900,880

Non-interest income
Service fees on deposit accounts	14,167	9,259	36,836	29,322
Residential loan origination fees	51,381	28,191	140,579	97,577
Gain on sale of loans held for sale	—	—	118,452	—
Other income	20,455	6,788	42,540	18,911
Total non-interest income	86,003	44,238	338,407	145,810

Non-interest expenses
Compensation and benefits	668,013	643,300	2,019,236	1,727,172
Real estate owned activity	(6,282)	152,779	481,686	1,122,477
Occupancy and equipment	159,848	144,412	470,465	424,632
Insurance	57,706	72,645	220,421	311,834
Data processing and related costs	84,901	100,547	253,737	267,212
Professional fees	160,916	172,877	592,258	697,009
Product research and development expense	791,583	543,593	3,296,012	1,807,186
Other	103,527	132,890	287,159	350,331
Total non-interest expenses	2,020,212	1,963,043	7,620,974	6,707,853
Loss before income tax expense	(997,966)	(1,018,100)	(4,510,871)	(3,661,163)

Income tax expense	—	—	—	—
Net loss	$(997,966)	$(1,018,100)	$(4,510,871)	$(3,661,163)

Other comprehensive income (loss), net of tax Unrealized gain (loss) on investment securities available for sale, net of tax	173,952	(233,235)	915,250	(1,250,837)
Reclassification adjustment included in net income (loss), net of tax	—	—	—	—
Other comprehensive income (loss)	173,952	(233,235)	915,250	(1,250,837)

Total comprehensive loss	$(824,014)	$(1,251,335)	$(3,595,621)	$(4,912,000)
Loss per common share – basic and diluted	$(.05)	$(.05)	$(.22)	$(.18)
Weighted average common shares outstanding – basic and diluted	20,502,760	20,243,640	20,502,760	19,905,588

The accompanying notes are an integral part of these consolidated financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

 (unaudited)

				Accumulated other
	Common stock		Additional	comprehensive	Accumulated
	Shares	Amount	paid-in capital	income (loss)	deficit	Total

December 31, 2012	19,733,760	$197,338	$33,745,883	$8,033	$(13,391,748)	$20,559,506
Compensation expense related to stock options granted	—	—	198,996	—	—	198,996
Issuance of stock – capital raise, net of expenses	769,000	7,690	519,812	—	—	527,502
Net loss	—	—	—	—	(3,661,163)	(3,661,163)
Unrealized loss on investment securities available for sale, net of tax	—	—	—	(1,250,837)	—	(1,250,837)
September 30, 2013	20,502,760	$205,028	$34,464,691	$(1,242,804)	$(17,052,911)	$16,374,004

December 31, 2013	20,502,760	$205,028	$34,738,643	$(1,216,718)	$(19,419,497)	$14,307,456
Compensation expense related to stock options granted	—	—	328,687	—	—	328,687
Net loss	—	—	—	—	(4,510,871)	(4,510,871)
Unrealized gain on investment securities available for sale, net of tax	—	—	—	915,250	—	915,250
September 30, 2014	20,502,760	$205,028	$35,067,330	$(301,468)	$(23,930,368)	$11,040,522

The accompanying notes are an integral part of these consolidated financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating activities
Net loss	$(4,510,871)	$(3,661,163)
Adjustments to reconcile net loss to cash used in operating activities
Reversal of provision for loan losses	(30,000)	(277,576)
Depreciation	162,554	95,381
Amortization of investment securities premiums, net	185,983	299,631
Gain on sale of loans held for sale	(118,452)	—
Compensation expense related to stock options granted	328,687	198,996
Net changes in fair value and losses on other real estate owned and repossessed assets	402,350	1,109,112
Decrease in other assets and accrued interest receivable, net	282,272	146,339
Increase (decrease) in other liabilities and accrued interest payable, net	782,272	(321,925)
Net cash used in operating activities	(2,515,205)	(2,411,205)

Investing activities
Net (increase) decrease in loans	(4,542,084)	4,567,807
Proceeds from sale of loans held for sale	1,033,000	—
Maturities and sales of investment securities available for sale	—	1,000,000
Repayments of investment securities available for sale	1,083,225	2,309,142
Redemption (purchase) of non-marketable equity securities, net	(182,900)	278,700
Purchase of property and equipment, net	(75,740)	(75,707)
Proceeds from sale of other real estate owned and repossessed assets	505,263	1,353,282
Net cash (used in) provided by investing activities	(2,179,236)	9,433,224

Financing activities
Decrease in deposits, net	(5,031,768)	(4,591,889)
Increase (decrease) in borrowings	5,000,000	(7,000,000)
Decrease in securities sold under agreement to repurchase	(59,464)	(75,776)
Proceeds from issuance of note payable	600,000	—
Paid in capital and common stock from capital raise	—	527,502
Net cash provided by (used in) financing activities	508,768	(11,140,163)

Net decrease in cash and cash equivalents	(4,185,673)	(4,118,144)

Cash and cash equivalents at beginning of the period	14,421,955	22,638,500

Cash and cash equivalents at end of the period	$10,236,282	$18,520,356

Supplemental information:
Cash paid for
Interest	$223,244	$429,657
Schedule of non-cash transactions
Increase (decrease) in unrealized gain on securities, net of tax	$915,250	$(1,250,837)
Transfers between loans and other real estate owned	$1,143,000	$1,351,257

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

On December 31, 2012, the Company sold 17,648,750 shares of common stock at a price of $0.80 per share to certain investors in a private placement, including members of our board of directors, for gross proceeds of approximately $14.1 million (the “Private Placement”). On August 1, 2013, the Company sold 769,000 shares of common stock at a price of $0.80 per share to certain existing shareholders in a follow-on public offering for gross proceeds of approximately $615,200 (the “Follow-on Offering”). Upon closing the Private Placement, the Company made a capital contribution of $2.25 million to the Bank in order to increase the Bank’s capital levels above the amounts specified in the Bank’s consent order (the “Consent Order”) with the Office of the Comptroller of the Currency (the “OCC”) dated November 14, 2011, which was terminated on June 4, 2014 as described below. In addition, the Company made a capital contribution to the Bank of $750,000 during the quarter ended March 31, 2013. The Company is using the remaining proceeds of the Private Placement and the proceeds from the Follow-on Offering to build a digital payment technology platform and explore transaction services business opportunities as described in more detail in our Annual Report on Form 10-K for 2013 (the “2013 Form 10-K”) and other periodic reports filed with the Securities and Exchange Commission (the “SEC”) in 2014. In conjunction with our efforts to pursue these opportunities, we have begun offering services under the trade name “nD bancgroup” and have taken steps to protect our intellectual property rights to that name.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the financial statements and footnotes thereto included in our 2013 Form 10-K as filed with the SEC.

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

Business Segments

The Company reports its activities as four business segments - Community Banking, Transaction Services, Asset Management and Parent Only. In determining proper segment definition, the Company considers the materiality of a potential segment and components of the business about which financial information is available and regularly evaluated, relative to a resource allocation and performance assessment. Please refer to “Note 8 – Business Segments” for further information on the reporting for the four business segments.

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

Recent Regulatory Developments

On June 5, 2014, the Board of Directors of the Bank received an Order Terminating the Consent Order indicating that the Bank’s Consent Order with the OCC, which, among other things, required the Bank to maintain minimum capital levels in excess of the minimum regulatory capital ratios for “well-capitalized” banks, had been terminated effective June 4, 2014. The Bank was considered “well-capitalized” as of September 30, 2014.

NOTE 2 – LIQUIDITY AND CAPITAL CONSIDERATIONS

The Company

The Company’s cash balances, independent of the Bank, were approximately $782,000 and its real estate held for sale (which serves as collateral for the Company’s note payable) was $1.4 million at September 30, 2014 compared to cash balances of approximately $2.3 million and real estate held for sale of $1.1 million at December 31, 2013. In addition, at December 31, 2013, the Company had a loan held for investment of approximately $811,000 and loans held for sale of approximately $900,000. The loan held for investment was transferred to other real estate and the held for sale loans were sold prior to June 30, 2014. The decrease in liquid assets of approximately $3.5 million is due primarily to expenses incurred related to the transaction services segment.   In addition, the Company has payables due to unsecured vendors of $1.3 million and a note payable to a related party of $600,000 (secured by the real estate held for sale by the Company) which was advanced in September 2014. See “Note 8 – Business Segments”, for additional information related to the transaction services segment and the related advance.

Under Regulation W, the Bank may not be a source of cash or capital for the Company. Due to the uncertainty of timing and amount of cash that might be received from the conversion of the held for sale assets, the current commitments outstanding, the current run rate on fixed expenses, the current payables, and the prohibition within Regulation W, we believe that the Company does not have sufficient working capital to continue to fund its current level of activities without raising additional funding. Our ability to raise additional capital will depend on a number of factors, including conditions in the capital markets, which are outside of our control. There is a risk we will not be able to raise the capital we need at all or upon favorable terms. If we cannot raise this additional capital, we will not be able to implement our growth objective for our business, and we may be subject to increased regulatory supervision and restriction. These restrictions would most likely have a material adverse effect on our ability to grow and expand which would negatively impact our financial condition and results of operations.

The Bank

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity at the Bank. We plan to meet our future cash needs at the Bank through the liquidation of temporary investments and the generation of deposits within our market. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. Our investment securities available for sale at September 30, 2014 amounted to $19.8 million, or 19.8% of total assets. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. At September 30, 2014, $2.8 million of our investment portfolio was pledged against outstanding debt. Therefore, the related debt would need to be repaid prior to the securities being sold and converted to cash.

The Bank is a member of the FHLB, from which applications for borrowings can be made for leverage purposes. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. At September 30, 2014, we had collateral that would support approximately $40.4 million in additional borrowings. We are subject to the FHLB’s credit risk rating policy which assigns member institutions a rating which is reviewed quarterly.  The rating system utilizes key factors such as loan quality, capital, liquidity, profitability, etc.   Our ability to access our available borrowing capacity from the FHLB in the future is subject to our rating and any subsequent changes based on our financial performance as compared to factors considered by the FHLB in their assignment of our credit risk rating each quarter.

The Bank also pledges collateral to the Federal Reserve Bank’s Borrower-in-Custody of Collateral program, and our available credit under this program was $13.8 million as of September 30, 2014.

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

The Consolidated Company

The Company’s level of liquidity is measured by the cash, cash equivalents, and investment securities available for sale to total assets ratio and was 29.3% at September 30, 2014 compared to 33.1% as of December 31, 2013. The decrease in liquidity is due primarily to the decrease in cash and due from bank and fed funds sold, primarily due to expenses incurred related to the transaction services segment.  See “Note 8 – Business Segments”, for additional information related to the transaction services segment.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

For further information, refer to the consolidated financial statements and footnotes thereto included in our 2013 Form 10-K as filed with the SEC.

Cash and Cash Equivalents - For purposes of reporting cash flows, cash and cash equivalents include cash, amounts due from banks and federal funds sold. Generally, federal funds are sold for one-day periods. Due to the short term nature of cash and cash equivalents, the carrying amount of these instruments is deemed to be a reasonable estimate of fair value.

At September 30, 2014 and December 31, 2013, the Company had restricted cash totaling $2,000 with the Federal Home Loan Bank (“FHLB”) of Atlanta. Also at December 31, 2013, the Company had restricted cash totaling $500,000 with Pacific Coast Bankers Bank, the Company’s primary correspondent bank. The Company had no restricted cash with Pacific Coast Bankers Bank at September 30, 2014 as the Company changed correspondent banks during the quarter ended March 31, 2014. The Company places its deposits and correspondent accounts with and sells its federal funds to high quality institutions. Management believes credit risk associated with correspondent accounts is not significant.

       Net Loss per Common Share - Basic loss per share represents net loss divided by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the

Company relate to outstanding stock options and warrants, and are determined using the treasury stock method. For the three and nine month periods ended September 30, 2014 and 2013, as a result of the Company’s net loss, all of the potential common shares were considered anti-dilutive.

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

       Income Taxes – The Company accounts for income taxes in accordance with FASB ASC Topic 740, “Income Taxes” (“ASC Topic 740”). Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled.The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established to reduce deferred tax assets if it is determined to be “more likely than not” that all or some portion of the potential deferred tax asset will not be realized.

       We did not recognize any income tax benefit or expense for the three and nine month periods ended September 30, 2014 and 2013 due to our net operating loss carryforward position. Accounting literature states that a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized. The determination of whether a deferred tax asset is realizable is based on weighting all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified. During our September 30, 2010 quarterly analysis of the valuation allowance recorded against our deferred tax assets, we determined that it was not more likely than not that our deferred tax assets will be recognized in future years due to the continued decline in credit quality and the resulting impact on net interest margin, increased net losses, and negative impact on capital as a result of provision for loan losses and write-downs on other real estate owned, and we recorded a 100% valuation allowance against the deferred tax asset. We will continue to analyze our deferred tax assets and related valuation allowance each quarter taking into account performance compared to forecast and current economic or internal information that would impact forecasted earnings.

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

       Recently Issued Accounting Pronouncements –The following is a summary of recent authoritative pronouncements that may affect our accounting, reporting, and disclosure of financial information:

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

In January 2014, the FASB amended Receivables topic of the ASC. The amendments are intended to resolve diversity in practice with respect to when a creditor should reclassify a collateralized consumer mortgage loan to other real estate owned (“OREO”). In addition, the amendments require a creditor reclassify a collateralized consumer mortgage loan to OREO upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The amendments will be effective for the Company for annual periods, and interim periods within those annual periods beginning after December 15, 2014, with early implementation of the guidance permitted. In implementing this guidance, assets that are reclassified from real estate to loans are measured at the carrying value of the real estate at the date of adoption. Assets reclassified from loans to real estate are measured at the lower of the net amount of the loan receivable or the fair value of the real estate less costs to sell at the date of adoption. The Company will apply the amendments prospectively. The Company does not expect these amendments to have a material effect on its financial statements.

In April 2014, the FASB issued guidance to change the criteria for reporting a discontinued operation.  Under the new guidance, a disposal of part of an organization that has a major effect on its operations and financial results is a discontinued operation.  The amendments will be effective for the Company for annual periods, and interim periods within those annual periods beginning after December 15, 2014, with early implementation of the guidance permitted. The Company does not expect these amendments to have a material effect on its financial statements.

In May 2014, the FASB issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for reporting periods beginning after December 15, 2016.. The Company is in the process of evaluating the impact these amendments will have on its financial statements.

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

In August 2014, the FASB issued guidance that is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures.  In connection with preparing financial statements, management will need to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the organization’s ability to continue as a going concern within one year after the date that the financial statements are issued. The amendments will be effective for the Company for annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 4 – INVESTMENT SECURITIES

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

	September 30, 2014
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Government-sponsored mortgage-backed	$9,768,581	$105,678	$(322,029)	$9,552,230
Collateralized mortgage-backed	2,041,877	—	(100,681)	1,941,196
Municipals, tax-exempt	6,942,807	49,444	(40,985)	6,951,266
Municipals, taxable	1,319,715	8,797	(1,692)	1,326,820

Total investment securities	$20,072,980	$163,919	$(465,387)	$19,771,512

	December 31, 2013
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Government-sponsored mortgage-backed	$10,952,187	$43,394	$(542,309)	$10,453,272
Collateralized mortgage-backed	2,045,781	—	(170,427)	1,875,354
Municipals, tax-exempt	7,018,616	—	(512,489)	6,506,127
Municipals, taxable	1,325,604	4,417	(39,304)	1,290,717

Total investment securities	$21,342,188	$47,811	$(1,264,529)	$20,125,470

The following table presents information regarding securities with unrealized losses at September 30, 2014:

	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored mortgage-backed	$—	$—	$5,307,204	$322,029	$5,307,204	$322,029
Collateralized mortgage-backed	—	—	2,051,250	100,681	2,051,250	100,681
Municipals, tax-exempt	—	—	2,311,170	40,985	2,311,170	40,985
Municipals, taxable	502,465	1,692	—	—	502,465	1,692
Total temporarily impaired securities	$502,465	$1,692	$9,669,624	$463,695	$10,172,089	$465,387

The following table presents information regarding securities with unrealized losses at December 31, 2013:

	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored mortgage-backed	$2,753,651	$55,958	$6,955,336	$486,351	$9,708,987	$542,309
Collateralized mortgage-backed	—	—	1,875,354	170,427	1,875,354	170,427
Municipals, tax-exempt	5,497,537	402,945	1,008,590	109,544	6,506,127	512,489
Municipals, taxable	998,435	39,304	—	—	998,435	39,304
Total temporarily impaired securities	$9,249,623	$498,207	$9,839,280	$766,322	$19,088,903	$1,264,529

       At September 30, 2014, investment securities with a fair value of $502,465 and unrealized losses of $1,692 had been in a continuous loss position for less than twelve months. At September 30, 2014, investment securities with a fair value of approximately $9.7 million and unrealized losses of $463,695 had been in a continuous loss position for more than twelve months. All remaining investment securities, which were rated at AA+ or AAA grade, were in an unrealized gain position. The Company believes that, based on industry analyst reports and credit ratings, the deterioration in the fair value of these investment securities available for sale is attributed to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. The Company has the ability and intent to hold these securities until such time as the values recover or the securities mature. At December 31, 2013, investment securities with a fair value of $9.2 million and unrealized losses of $498,207 had been in a continuous loss position for less than twelve months. At December 31, 2013, investment securities with a fair value of approximately $9.8 million and unrealized losses of $766,322 had been in a continuous loss position for more than twelve months. All remaining investment securities were in an unrealized gain position.

       The amortized costs and fair values of investment securities available for sale at September 30, 2014, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers have the right to prepay the obligations.

	September 30, 2014
	Amortized Cost	Fair Value
Due within one year	$—	$—
Due after one through three years	—	—
Due after three through five years	—	—
Due after five through ten years	2,831,354	2,734,291
Due after ten years	17,241,626	17,037,221
Total investment securities	$20,072,980	$19,771,512

NOTE 5 – LOANS

       At September 30, 2014, our gross loan portfolio consisted primarily of $33.0 million of commercial real estate loans, $14.5 million of commercial business loans, and $19.6 million of consumer and home equity loans. Our current loan portfolio composition is not materially different than the loan portfolio composition disclosed in the footnotes to the consolidated financial statements included in our 2013 10-K.

      Previously, in June 2013, the Company purchased several pieces of real estate owned totaling $3.3 million and three loans totaling $2.2 million, from the Bank (under terms that meet the Market Terms Requirement as described in Regulation W covering transactions between affiliates) in order to support a reduction in the Bank’s adversely classified assets ratio. Through June 30, 2014, the Company sold eight pieces of the real estate owned purchased from the Bank for proceeds of approximately $2.1 million, which resulted in an aggregate loss of $1,509,442 to the Company. During the quarter ended September 30, 2014, the Company sold two additional pieces of real estate owned purchased from the Bank for proceeds of

$39,707, which resulted in a gain of $12,617 (and an aggregate loss to the Company through September 30, 2014 of $1,496,825). The remaining pieces of real estate owned purchased from the Bank are being actively marketed for sale. Any proceeds received from the sale of real estate used as collateral on the note payable will be applied towards the remaining balance due on the note.

      At December 31, 2013, the Company held $900,000 classified as loans held for sale that are not included in the loan balances disclosed above or in the disclosures presented in the remainder of Note 5. At December 31, 2013, the Company was in the process of soliciting bids to sell approximately $1.3 million of loans to unaffiliated third party investors, and it was the Company’s intent to accept the highest bid received assuming it was greater than $900,000. As of December 31, 2013, these loans were reclassified out of the loans held for investment category and segregated on the balance sheet as held for sale. These loans are carried at their liquidation value based on the minimum acceptable bid threshold set by the Company with the remaining difference of approximately $407,000 being charged off through the allowance for loan losses as of December 31, 2013. During the nine months ended September 30, 2014, the two loans classified as held for sale were sold for total proceeds of $1,033,000. A success fee of approximately $41,000 and a net gain of approximately $118,000 was recognized as a result of this sale.

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

 The following table summarizes delinquencies and nonaccruals, by portfolio class, as of September 30, 2014 and December 31, 2013.

	Single and multifamily residential real estate	Construction and development	Commercial real estate - other	Commercial business	Consumer	Total
September 30, 2014
30-59 days past due	$141,519	$—	$502,162	$14,603	$—	$658,284
60-89 days past due	—	—	—	226,688	—	226,688
Nonaccrual	—	—	532,200	47,800	—	580,000
Total past due and nonaccrual	141,519	—	1,034,362	289,091	—	1,464,972
Current	18,059,987	8,237,563	23,706,985	14,259,063	1,354,233	65,617,831
Total loans (gross of deferred fees)	$18,201,506	$8,237,563	$24,741,347	$14,548,154	$1,354,233	$67,082,803
Deferred fees Loan loss reserve						(132,314) (1,167,703)
Total Loans, net						$65,782,786

	Single and multifamily residential real estate	Construction and development	Commercial real estate - other	Commercial business	Consumer	Total
December 31, 2013
30-59 days past due	$—	$42,542	$524,430	$—	$—	$566,972
60-89 days past due	—	—	—	—	—	—
Nonaccrual	46,847	1,008,253	347,615	—	—	1,402,715
Total past due and nonaccrual	46,847	1,050,795	872,045	—	—	1,969,687
Current	18,710,637	9,002,305	20,923,002	12,170,698	999,941	61,806,583
Total loans (gross of deferred fees)	$18,757,484	$10,053,100	$21,795,047	$12,170,698	$999,941	$63,776,270
Deferred fees						(106,134)
Loan loss reserve						(1,301,886)
Total Loans, net						$62,368,250

       At September 30, 2014 and December 31, 2013, there were nonaccrual loans of $580,000 and $1.4 million, respectively. Foregone interest income related to nonaccrual loans equaled $27,435 and $129,062 for the nine months ended September 30, 2014 and 2013, respectively. At September 30, 2014 and December 31, 2013, there were no accruing loans which were contractually past due 90 days or more as to principal or interest payments.

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

The following table summarizes management’s internal credit risk grades, by portfolio class, as of September 30, 2014 and December 31, 2013.

September 30, 2014	Single and multifamily residential real estate	Construction and development	Commercial real estate – other	Commercial business	Consumer	Total
Pass Loans	$11,388,915	$1,372,709	$—	$—	$1,317,109	$14,078,733
Grade 1 - Prime	—	—	—	—	—	—
Grade 2 - Good	—	—	—	158,314	—	158,314
Grade 3 - Acceptable	1,886,255	928,071	9,776,542	3,512,688	37,124	16,140,680
Grade 4 – Acceptable w/ Care	3,697,285	5,335,985	13,009,333	9,607,714	—	31,650,317
Grade 5 – Special Mention	—	84,482	656,294	994,949	—	1,735,725
Grade 6 - Substandard	1,229,051	516,316	1,299,178	274,489	—	3,319,034
Grade 7 - Doubtful	—	—	—	—	—	—
Total loans (gross of deferred fees)	$18,201,506	$8,237,563	$24,741,347	$14,548,154	$1,354,233	$67,082,803

December 31, 2013	Single and multifamily residential real estate	Construction and development	Commercial real estate – other	Commercial business	Consumer	Total
Pass Loans	$10,875,181	$693,307	$—	$—	$999,941	$12,568,429
Grade 1 - Prime	—	—	—	—	—	—
Grade 2 - Good	—	—	274,757	176,921	—	451,678
Grade 3 - Acceptable	1,967,068	646,410	6,743,008	3,034,590	—	12,391,076
Grade 4 – Acceptable w/ Care	4,571,825	6,743,830	13,232,782	8,959,187	—	33,507,624
Grade 5 – Special Mention	731,681	88,665	677,746	—	—	1,498,092
Grade 6 - Substandard	611,729	1,880,888	866,754	—	—	3,359,371
Grade 7 - Doubtful	—	—	—	—	—	—
Total loans (gross of deferred fees)	$18,757,484	$10,053,100	$21,795,047	$12,170,698	$999,941	$63,776,270

       Loans graded one through four are considered “pass” credits. At September 30, 2014, approximately 92% of the loan portfolio had a credit grade of “pass” compared to 92% at December 31, 2013.  For loans to qualify for this grade, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment. Consumer loans are assigned a “pass” credit rating unless something within the loan warrants a specific classification grade. As of September 30, 2014, we had loans totaling $1.7 million classified as special mention compared to $1.5 million as of December 31, 2013.  This classification is utilized when an initial concern is identified about the financial health of a borrower.  Loans are designated as such in order to be monitored more closely than other credits in the loan portfolio. At September 30, 2014, substandard loans totaled $3.3 million, with all loans being collateralized by real estate compared to $3.4 million at December 31, 2013. Substandard credits are evaluated for impairment on a quarterly basis.

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

At September 30, 2014, impaired loans totaled $2.5 million, all of which were valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral. Impaired loans increased $1.0 million from December 31, 2013 due to several loans totaling $2.3 million being deemed impaired during the nine months ended September 30, 2014, partially offset by $1.1 million in loans being transferred to other real estate owned and $0.2 million in loan balance reductions occurred through pay downs or short sales during the nine months ended September 30, 2014. Market values were obtained using independent appraisals, updated in accordance with our reappraisal policy, or other market data such as recent offers to the borrower. As of September 30, 2014, we had loans totaling $774,799 that were classified in accordance with our loan rating policies but were not considered impaired. The following table summarizes information relative to impaired loans, by portfolio class, at September 30, 2014 and December 31, 2013.

	Unpaid principal balance	Recorded investment	Related allowance	Average impaired investment	Year to date interest income
September 30, 2014
With no related allowance recorded:
Single and multifamily residential real estate	$879,688	$879,688	$—	$678,039	$33,115
Construction and development	—	—	—	145,888	—
Commercial real estate - other	187,934	187,934	—	140,950	—
With related allowance recorded:
Single and multifamily residential real estate	90,880	90,880	7,000	584,180	4,461
Construction and development	—	—	—	616,951	—
Commercial real estate - other	1,111,244	1,111,244	51,944	647,825	33,081
Commercial business	274,489	274,489	199,245	68,622	10,121
Consumer	—	—	—	—	—
Total:
Single and multifamily residential real estate	970,568	970,568	7,000	1,262,219	37,576
Construction and development	—	—	—	762,839	—
Commercial real estate - other	1,299,178	1,299,178	51,944	788,775	33,081
Commercial business	274,489	274,489	199,245	68,622	10,121
Consumer	—	—	—	—	—
	$2,544,235	$2,544,235	$258,189	$2,882,455	$80,778

December 31, 2013
With no related allowance recorded:
Single and multifamily residential real estate	$46,846	$46,846	$—	$68,150	$—
Construction and development	99,064	99,064	—	1,024,431	—
Commercial real estate - other	—	—	—	397,866	—
Commercial business	—	—	—	—	—
Consumer	—	—	—	—	—
With related allowance recorded:
Single and multifamily residential real estate	91,845	91,845	7,425	1,061,643	4,546
Construction and development	1,174,019	909,189	101,000	1,309,119	—
Commercial real estate - other	347,969	347,969	83,614	339,453	—
Commercial business	—	—	—	—	—
Consumer	—	—	—	—	—
Total:
Single and multifamily residential real estate	138,691	138,691	7,425	1,129,793	4,546
Construction and development	1,273,083	1,008,253	101,000	2,333,550	—
Commercial real estate - other	347,969	347,969	83,614	737,319	—
Commercial business	—	—	—	—	—
Consumer	—	—	—	—	—
	$1,759,743	$1,494,913	$192,039	$4,200,662	$4,546

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

       At September 30, 2014 and December 31, 2013, the principal balance of TDRs was approximately $344,000 and $0, respectively. As of September 30, 2014, the carrying balance of TDRs consisted of one performing loan for approximately $344,000, which was restructured and granted a period of interest only payments during January 2014. At December 31, 2013, the principal balance of TDRs was $0 as these loans had been reclassified as loans held for sale at that date. During the nine months ended September 30, 2014, the two loans classified as held for sale and previously classified as TDRs were sold for total proceeds of $1,033,000. A success fee of approximately $41,000 and a gain of approximately $118,000 was recognized as a result of this sale.

       There were no loans modified as troubled debt restructurings within the previous 12-month period for which there was a payment default during the nine months ended September 30, 2014.

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

       The following table summarizes activity related to our allowance for loan losses for the nine months ended September 30, 2014 and 2013, by portfolio segment.

	Single and multifamily residential real estate	Construction and development	Commercial real estate - other	Commercial business	Consumer	Total
September 30, 2014
Allowance for loan losses:
Balance, beginning of period	$268,757	$710,010	$206,176	$26,870	$90,073	$1,301,886
Reversal of provision for loan losses	—	(30,000)	—	—	—	(30,000)
Loan charge-offs	—	(114,989)	(104,588)	—	—	(219,577)
Loan recoveries	3,427	—	—	38,400	73,567	115,394
Net loans charged-off	3,427	(114,589)	(104,588)	38,400	73,567	(104,183)
Balance, end of period	$272,184	$565,021	$101,588	$65,270	$163,640	$1,167,703

Individually reviewed for impairment	$7,000	$—	$51,944	$199,245	$—	$258,189
Collectively reviewed for impairment	265,184	565,021	49,644	(133,975)	163,640	909,514
Total allowance for loan losses	$272,184	$565,021	$101,588	$65,270	$163,640	$1,167,703

Gross loans, end of period:
Individually reviewed for impairment	$970,568	$—	$1,299,178	$274,489	$—	$2,544,235
Collectively reviewed for impairment	17,230,938	8,237,563	23,442,169	14,273,665	1,354,233	64,538,568
Total loans (gross of deferred fees)	$18,201,506	$8,237,563	$24,741,347	$14,548,154	$1,354,233	$67,082,803

September 30, 2013
Allowance for loan losses:
Balance, beginning of year	$611,576	$1,073,110	$63,747	$36,682	$73,301	$1,858,416
Reversal of provision for loan losses	(83,473)	(462,040)	267,429	(16,312)	16,820	(277,576)
Loan charge-offs	(177,595)	(97,060)	—	—	(148)	(274,803)
Loan recoveries	—	95,000	—	6,500	100	101,600
Net loans charged-off	(177,595)	(2,060)	—	6,500	(48)	(173,203)
Balance, end of period	$350,508	$609,010	$331,176	$26,870	$90,073	$1,407,637

Individually reviewed for impairment	$90,004	$—	$75,972	—	$—	$165,976
Collectively reviewed for impairment	260,504	609,010	255,204	26,870	90,073	1,241,661
Total allowance for loan losses	$350,508	$609,010	$331,176	$26,870	$90,073	$1,407,637

Gross loans, end of period:
Individually reviewed for impairment	$220,152	$1,008,253	$339,972	$—	$—	$1,568,377
Collectively reviewed for impairment	18,824,803	9,237,637	22,601,794	10,913,575	1,246,465	62,824,274
Total loans (gross of deferred fees)	$19,044,955	$10,245,890	$22,941,766	$10,913,575	$1,246,465	$64,392,651

	September 30, 2014	September 30, 2013
Nonaccrual loans	$580,000	$1,475,702
Average gross loans	66,137,954	66,250,162
Net loans charged-off as a percentage of average gross loans	.16%	26%
Allowance for loan losses as a percentage of total gross loans	1.74%	2.19%
Allowance for loan losses as a percentage of non-accrual loans	201.33%	95.39%

       Portions of the allowance for loan losses may be allocated for specific loans or portfolio segments. However, the entire allowance for loan losses is available for any loan that, in management’s judgment, should be charged-off. Beginning in the first quarter 2012, we began using the average of the last eight quarters of our charge-off history versus the prior three years with a heavier weight on the most recent year, both adjusted for portfolio and economic factors. The general reserve as a percentage of loans has decreased from 1.93% at December 31, 2013 to 1.36% at September 30, 2014. While management utilizes the best judgment and information available to it, the ultimate adequacy of the allowance for loan losses depends on a variety of factors beyond our control, including the performance of our loan portfolio, the economy, changes in interest rates, and the view of the regulatory authorities toward loan classifications. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

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

	One year or less	After one but within five years	After five years	Total
September 30, 2014
Single and multifamily residential real estate	$5,567,593	$8,201,649	$4,432,264	$18,201,506
Construction and development	2,924,347	4,839,606	473,610	8,237,563
Commercial real estate - other	3,463,908	20,604,794	672,645	24,741,347
Commercial business	5,151,654	7,608,066	1,788,434	14,548,154
Consumer	290,886	1,043,237	20,110	1,354,233
Total	$17,398,388	$42,297,352	$7,387,063	$67,082,803

	One year or less	After one but within five years	After five years	Total
December 31, 2013
Single and multifamily residential real estate	$2,528,783	$11,767,239	$4,461,462	$18,757,484
Construction and development	3,930,335	6,122,765	—	10,053,100
Commercial real estate - other	1,987,071	19,040,747	767,229	21,795,047
Commercial business	2,423,356	8,940,000	807,342	12,170,698
Consumer	289,382	691,946	18,613	999,941
Total	$11,158,927	$46,562,697	$6,054,646	$63,776,270

Loans maturing after one year with:	September 30, 2014	September 30, 2013
Fixed interest rates	$20,404,883	$24,691,121
Floating interest rates	$29,279,532	$27,926,222

NOTE 6 – FAIR VALUE

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

       Available-for-sale investment securities ($19,771,512 and $20,125,470 at September 30, 2014 and December 31, 2013, respectively) are carried at fair value and measured on a recurring basis using Level 2 inputs. Fair values are estimated by using bid prices and quoted prices of pools or tranches of securities with similar characteristics.

       We do not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and a specific reserve within the allowance for loan losses is established or the loan is charged down to the fair value less costs to sell. At September 30, 2014, all impaired loans were evaluated on a nonrecurring basis based on the market value of the underlying collateral. Market values are generally obtained using independent appraisals or other market data, which the Company considers to be Level 3 inputs.  The aggregate carrying amount, net of specific reserves, of impaired loans carried at fair value at September 30, 2014 and December 31, 2013 was $2.3 million and $1.3 million, respectively.

       At December 31, 2013, the Company held $900,000 in loans classified as held for sale, which are included in the table below, because the Company was in the process of soliciting bids to sell approximately $1.3 million of loans to unaffiliated third party investors, and it was the Company’s intent to accept the highest bid received assuming it was greater than $900,000. As of December 31, 2013, these loans were reclassified out of the loans held for investment category and segregated on the balance sheet as held for sale. These loans were carried at their liquidation value based on the minimum acceptable bid threshold set by the Company with the remaining difference of approximately $407,000 being charged off through the allowance for loan losses. During the nine months ended September 30, 2014, the two loans classified as held for sale were sold for total proceeds of $1,033,000. A success fee of approximately $41,000 and a gain of approximately $118,000 were recognized as a result of this sale.

       Other real estate owned and repossessed assets, generally consisting of properties or other collateral obtained through foreclosure or in satisfaction of loans, are carried at the lower of cost or market value and measured on a non-recurring basis. Market values are generally obtained using independent appraisals which are generally prepared using the income or market valuation approach, adjusted for estimated selling costs which the Company considers to be Level 3 inputs. The carrying amount of other real estate owned and repossessed assets carried at fair value at September 30, 2014 and December 31, 2013 was $2,743,557 and $2,508,170, respectively. The Company utilizes two methods to determine carrying values, either appraised value, or if lower, current net listing price.

       The Company has no assets whose fair values are measured using Level 1 inputs. The Company also has no liabilities carried at fair value or measured at fair value.

       For Level 3 assets measured at fair value on a non-recurring basis as of September 30, 2014, the significant observable inputs used in the fair value measurements were as follows:

Description	Fair Value at September 30, 2014	Valuation Technique	Significant Unobservable Inputs
Other real estate owned and repossessed assets	$2,743,557	Appraised value	Discounts to reflect current market conditions, abbreviated holding period, and estimated costs to sell
Impaired loans	$2,286,046	Internal assessment of appraised value	Adjustments to estimated value based on recent sales of comparable collateral

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

       Fair value for demand deposit accounts and interest bearing accounts with no fixed maturity date is equal to the carrying value. Fair value of certificate of deposit accounts are estimated by discounting cash flows from expected maturities using current interest rates on similar instruments. Fair value for FHLB advances and note payable is based on discounted cash flows using the Company’s current incremental borrowing rate.

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

The estimated fair values of the Company’s financial instruments at September 30, 2014 and December 31, 2013 are as follows:

September 30, 2014	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$6,152,282	$6,152,282	$6,152,282	—	—
Federal funds sold	4,084,000	4,084,000	4,084,000	—	—
Investment securities available for sale	19,771,512	19,771,512	—	19,771,512	—
Non-marketable equity securities	607,100	607,100	—	607,100	—
Loans, net	65,782,786	65,715,836	—	—	65,715,836

Financial Liabilities:
FHLB advance	5,000,000	5,000,790	—	5,000,790	—
Note payable	600,000	603,572	—	603,572	—
Deposits	84,136,909	83,162,918	—	83,162,918	—
Securities sold under agreements to repurchase	37,415	37,415	—	37,415	—

December 31, 2013	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$6,541,955	$6,541,955	$6,541,955	$—	$—
Federal funds sold	7,880,000	7,880,000	7,880,000	—	—
Investment securities available for sale	20,125,470	20,125,470	—	20,125,470	—
Non-marketable equity securities	424,200	424,200	—	424,200	—
Loans, net	62,368,250	62,304,580	—	—	62,304,580
Loans held for sale	900,000	900,000	—	900,000	—

Financial Liabilities:
Deposits	89,168,677	88,778,134	—	88,778,134	—
Securities sold under agreements to repurchase	96,879	96,879	—	96,879	—

NOTE 7 – STOCK COMPENSATION PLANS

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

In February 2014, the Company granted an additional 155,000 stock options at a price of $1.59 to certain employees and to a third-party contractor, for a total outstanding of 3,428,505 options at a weighted average price of $1.11.  In April 2014, 240,000 options granted to one employee were cancelled. Of the 3,188,505 options issued, 1,907,880 options were vested as of September 30, 2014.

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

Compensation expense related to stock options granted was $328,687 and $198,996 for the nine months ended September 30, 2014 and September 30, 2013, respectively. Compensation expense is based on the fair value of the option estimated at the date of grant using the Black-Scholes option-pricing model. Compensation expense is recognized on a straight line basis over the vesting period of the option.

NOTE 8 – BUSINESS SEGMENTS

The Company reports its activities as four business segments - Community Banking, Transaction Services, Asset Management and Parent Only as defined in Note 1. In determining proper segment definition, the Company considers the materiality of a potential segment and components of the business about which financial information is available and regularly evaluated, relative to a resource allocation and performance assessment.

The following table presents selected financial information for the Company’s reportable business segments for the three and nine months ended September 30, 2014 and 2013.

		Holding Company
	Banking	Transaction Services	Asset Management	Parent Only	Eliminations	Total
For the three months ended September 30, 2014
Interest income	$1,014,306	$—	$—	$—	$—	$1,014,306
Interest expense	74,842	—	—	3,221	—	78,063
Net interest income (expense)	939,464	—	—	(3,221)	—	936,243
Reversal of provision for loan losses	—	—	—	—	—	—
Noninterest income	109,478	—	—	90,137	(113,612)	86,003
Noninterest expense	958,663	791,583	21,382	271,917	(23,333)	2,020,212
Income (loss) before income taxes	90,279	(791,583)	(21,382)	(185,001)	(90,279)	(997,966)
Income taxes	—	—	—	—	—	—
Net income (loss)	$90,279	$(791,583)	$(21,382)	$(185,001)	$(90,279)	$(997,966)

		Holding Company
	Banking	Transaction Services	Asset Management	Parent Only	Eliminations	Total
For the nine months ended September 30, 2014
Interest income	$2,988,587	$—	$(22,664)	$—	$—	$2,965,923
Interest expense	221,006		—	3,221	—	224,227
Net interest income (expense)	2,767,581	—	(22,664)	(3,221)	—	2,741,696
Reversal of provision for loan losses	(30,000)	—	—	—	—	(30,000)
Noninterest income	313,123	—	118,452	199,607	(292,775)	338,407
Noninterest expense	2,911,262	3,296,012	600,813	906,220	(93,333)	7,620,974
Income (loss) before income taxes	199,442	(3,296,012)	(505,025)	(709,834)	(199,442)	(4,510,871)
Income taxes	—	—	—	—	—	—
Net income (loss)	$199,442	$(3,296,012)	$(505,025)	$(709,834)	$(199,442)	$(4,510,871)

	Banking	Holding Company (1)	Eliminations	Total
As of September 30, 2014
Cash and due from banks	$5,745,103	$782,073	$(374,894)	$6,152,282
Federal funds sold	4,084,000	—	—	4,084,000
Investment securities	19,771,512	—	—	19,771,512
Loans receivable, net	65,782,786	—	—	65,782,786
Other real estate owned	1,360,357	1,383,200	—	2,743,557
Property and equipment, net	2,127,746	298,256	—	2,426,002
Other assets	1,053,323	279,779	—	1,333,102
Total assets	$99,924,827	$2,743,308	$(374,894)	$102,293,241

Deposits	$84,511,803	$—	$(374,894)	$84,136,909
Securities sold under agreements to repurchase	37,415	—	—	37,415
Borrowings	5,000,000	—	—	5,000,000
Note Payable	—	600,000	—	600,000
Accrued and other liabilities	156,574	1,321,821	—	1,478,395
Shareholders’ equity	10,219,035	821,487	—	11,040,522
Total liabilities and shareholders’ equity	$99,924,827	$2,743,308	$(374,894)	$102,293,241

(1)

Excludes investment in wholly-owned Bank subsidiary

		Holding Company
	Banking	Transaction Services	Asset Management	Parent Only	Eliminations	Total
For the three months ended September 30, 2013
Interest income	$991,182	$—	$18,432	$(953)	$—	$1,008,661
Interest expense	102,161	—	—	—	—	102,161
Net interest income (expense)	889,021	—	18,432	(953)	—	906,500
(Reversal) provision for loan losses	—	—	122,424	(116,629)	—	5,795
Noninterest income	79,240	—	—	124,825	(159,827)	44,238
Noninterest expense	834,436	543,593	336,770	274,246	(35,002)	1,963,043
Income (loss) before income taxes	124,825	(543,593)	(440,762)	(33,745)	(124,825)	(1,018,100)
Income taxes	—	—	—	—	—	—
Net income (loss)	$124,825	$(543,593)	$(440,762)	$(33,745)	$(124,825)	$(1,018,100)

		Holding Company
	Banking	Transaction Services	Asset Management	Parent Only	Eliminations	Total
For the nine months ended September 30, 2013
Interest income	$3,008,689	$—	$18,432	$—	$—	$3,027,121
Interest expense	403,817	—	—	—	—	403,817
Net interest income	2,604,872	—	18,432	—	—	2,623,304
(Reversal) provision for loan losses	(400,000)	—	122,424	—	—	(277,576)
Noninterest income (expense)	182,756	—	—	(698,062)	661,116	145,810
Noninterest expense	3,885,690	1,807,186	336,770	715,153	36,946	6,707,853
Loss before income taxes	(698,062)	(1,807,186)	(440,762)	(1,413,215)	698,062	(3,661,163)
Income taxes	—	—	—	—	—	—
Net loss	$(698,062)	$(1,807,186)	$(440,762)	$(1,413,215)	$698,062	$(3,661,163)

	Banking	Holding Company (1)	Eliminations	Total
As of September 30, 2013
Cash and due from banks	$6,225,756	$3,371,531	$(1,741,865)	$7,855,422
Federal funds sold	10,664,934	—	—	10,664,934
Investment securities	20,620,367	—	—	20,620,367
Loans receivable, net	60,796,956	2,084,886	—	62,881,842
Other real estate owned	1,391,901	1,965,256	—	3,357,157
Property and equipment, net	2,126,945	42,981	—	2,169,926
Other assets	1,002,008	180,971	(23,333)	1,159,646
Total assets	$102,828,867	$7,645,625	$(1,765,198)	$108,709,294

Deposits	$93,554,364	$—	$(1,741,865)	$$91,812,499
Securities sold under agreements to repurchase	32,904	—	—	32,904
Accrued and other liabilities	214,688	298,532	(23,333)	489,887
Shareholders’ equity	9,026,911	7,347,093	—	16,374,004
Total liabilities and shareholders’ equity	$102,828,867	$7,645,625	$(1,765,198)	$$108,709,294

(1)

Excludes investment in wholly-owned Bank subsidiary

NOTE 9 – NOTE PAYABLE

In September 2014, the Company received a loan for $600,000 from a board member of the Bank to assist in covering outstanding commitments. The loan is secured by two pieces of real estate owned by the Company with a combined book value of $1.4 million.  The terms of this note require monthly interest payments over the next 12 months at a rate of 7% for the first six months and then at a rate of 8% until maturity. The balance of the note, along with any unpaid accrued interest, is due at maturity in September 2015.

NOTE 10 – BORROWINGS

In July 2014, the Bank obtained $5,000,000 in new FHLB advances in order to fund future loan growth.  These advances are secured by $13.9 million in collateralized loans. The terms of this note require monthly interest payments through the January 2015 maturity date, at which time the advance will be refinanced or repaid in its entirety.

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

•

increased cybersecurity risks, including potential business disruptions or financial losses;

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

Overview

The following discussion describes our results of operations for the three and nine month periods ended September 30, 2014 and 2013 and also analyzes our financial condition as of September 30, 2014.

The Consolidated Company

At September 30, 2014, we had total assets of $102.3 million, a decrease of $2.0 million, or 1.9%, from total assets of $104.3 million at December 31, 2013.  The largest components of our total assets are net loans, investment securities available for sale, other real estate owned, federal funds sold and cash and due from banks, which were $65.8 million, $19.8 million, $2.7 million, $4.1 million and $6.2 million, respectively, at September 30, 2014. Comparatively, our net loans, investment securities available for sale, other real estate owned, federal funds sold and cash and due from banks totaled $62.4 million, $20.1 million, $2.5 million, $7.9 million and $6.5 million, respectively, at December 31, 2013.

Our liabilities and shareholders’ equity at September 30, 2014, totaled $91.3 million and $11.0 million, respectively, compared to liabilities of $90.0 million and shareholders’ equity of $14.3 million at December 31, 2013. The principal component of our liabilities is deposits, which were $84.1 million and $89.2 million at September 30, 2014 and December 31, 2013, respectively.

Our net loss was $997,966 for the three months ended September 30, 2014, or $0.05 per share, as slight decrease of $20,134, or 1.9%, compared to a net loss of $1.0 million, or $0.05 per share, for the three months ended September 30, 2013. This decrease in net loss was primarily driven by increases in net interest income and non-interest income, including service fees on deposit accounts and residential loan origination fees, and decreases in real estate owned activity, insurance, data processing, and other expenses and professional fees, as well as a decrease in provisions for loan losses partially offset by increases in compensation and benefits, occupancy, and product research and development expenses.

Our net loss was $4.5 million for the nine months ended September 30, 2014, or $0.22 per share, an increase of $849,708, or 23.2%, compared to net loss of $3.7 million, or $0.18 per share, for the nine months ended September 30, 2013. This increase in net loss was primarily driven by an increase in product research and development expense, and compensation and benefits expense, partially offset by decreases in real estate owned activity and professional fees, as well as a decrease in the reversal of provisions for loan losses.

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

At September 30, 2014, we had total assets at the Bank of $99.9 million compared to $99.3 million at December 31, 2013.  The largest components of total assets at the Bank are net loans, investment securities available for sale, other real estate owned, federal funds sold and cash and due from banks, which were $65.8 million, $19.8 million, $1.4 million, $4.1 million and $5.7 million, respectively, at September 30, 2014. Comparatively, our net loans, investment securities available for sale, other real estate owned, federal funds sold and cash and due from banks totaled $61.6 million, $20.1 million, $1.4 million, $7.9 million and $5.0 million, respectively, at December 31, 2013. At September 30, 2014, we had total liabilities at the Bank of approximately $89.7 million compared to approximately $89.5 million at December 31, 2013. The largest components of total liabilities at the Bank are deposits and FHLB advances, which were $84.5 million and $5.0 million, respectively.

The Company

The Company’s cash balances, independent of the Bank, were approximately $782,000 and its real estate held for sale was approximately $1.4 million at September 30, 2014 compared to cash balances of approximately $2.3 million and real estate held for sale of $1.1 million at December 31, 2013. In addition, at December 31, 2013, the Company had loans held for investment of approximately $811,000 and loans held for sale of $900,000. The loan held for investment was transferred to other real estate and the held for sale loans were sold prior to June 30, 2014.  The decrease in liquid assets of approximately $3.5 million is due primarily to expenses incurred related to the transaction services segment. In addition, the Company has payables due to unsecured vendors of $1.3 million and a note payable to a related party of $600,000 which was advanced in September 2014. See “Note 8 – Business Segments” and “Note 9 – Note Payable”, for additional information related to the transaction services segment and the related advance.

Under Regulation W, the Bank may not be a source of cash or capital for the Company. Due to the uncertainty of timing and amount of cash that might be received from the conversion of the held for sale assets, the current commitments outstanding, the current run rate on fixed expenses, the current payables, and the prohibition within Regulation W, we believe that the Company does not have sufficient working capital to continue to fund its current level of activities without raising additional funding. Our ability to raise additional capital will depend on a number of factors, including conditions in the capital markets, which are outside of our control. There is a risk we will not be able to raise the capital we need at all or upon favorable terms. If we cannot raise this additional capital, we will not be able to implement our growth objective for our business, and we may be subject to increased regulatory supervision and restriction. These restrictions would most likely have a material adverse effect on our ability to grow and expand which would negatively impact our financial condition and results of operations.

Recent Regulatory Developments

   On June 5, 2014, the Board of Directors of the Bank received an Order Terminating the Consent Order indicating that the Bank’s Consent Order with the OCC, which, among other things, required the Bank to maintain minimum capital levels in excess of the minimum regulatory capital ratios for “well-capitalized” banks, had been terminated effective June 4, 2014. The Bank was considered “well-capitalized” as of September 30, 2014.

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

Under Regulation W, the Bank may not be a source of cash or capital for the Company. Due to the uncertainty of timing and amount of cash that might be received from the conversion of the held for sale assets, the current commitments outstanding, the current run rate on fixed expenses, the current payables, and the prohibition within Regulation W, we believe that the Company does not have sufficient working capital to continue to fund its current level of activities without raising additional funding. Our ability to raise additional capital will depend on a number of factors, including conditions in the capital markets, which are outside of our control. There is a risk we will not be able to raise the capital we need at all or upon favorable terms. If we cannot raise this additional capital, we will not be able to implement our growth objective for our business, and we may be subject to increased regulatory supervision and restriction. These restrictions would most likely have a material adverse effect on our ability to grow and expand which would negatively impact our financial condition and results of operations.

Our digital strategy remains subject to our having adequate capital to invest in its development and the support of our banking regulators. See our Risk Factors in our 2013 Form 10-K and in our Current Report on Form 8-K filed with the SEC on July 18, 2014.

Results of Operations

Three months ended September 30, 2014 and 2013

We recorded a net loss of $997,966, or $0.05 per diluted share, for the quarter ended September 30, 2014, compared to a net loss of $1.0 million, or $0.05 per diluted share, for the quarter ended September 30, 2013. The slight change in net loss between comparable periods was primarily driven by increases net interest income and non-interest income, including service fees on deposit accounts and residential loan origination fees, and decreases in real estate owned activity, insurance, data processing and other expenses and professional fees, as well as a decrease in provisions for loan losses, partially offset by increases in compensation and benefits, occupancy, and product research and development expenses. Each of these components is discussed in greater detail below.

During the quarter ended June 30, 2013, the Company purchased several pieces of real estate owned totaling $3.3 million and three loans totaling $2.2 million, from the Bank (under terms that meet the Market Terms Requirement as described in Regulation W covering transactions between affiliates) in order to support a reduction in the Bank’s adversely classified assets ratio. Through June 30, 2014, the Company sold eight pieces of the real estate owned purchased from the Bank for proceeds of approximately $2.1 million, which resulted in an aggregate loss of $1,509,442 to the Company. During the quarter ended September 30, 2014, the Company sold two additional pieces of real estate owned purchased from the Bank for proceeds of $39,707, which resulted in a gain of $12,617 (and an aggregate loss to the Company through September 30, 2014 of $1,496,825). The remaining pieces of real estate owned and loan purchased from the Bank are being actively marketed for sale.

The following table sets forth information related to our average balances, average yields on assets, and average costs of liabilities for the three months ended September 30, 2014 and 2013. We derived these yields by dividing annualized income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated.  The net amount of capitalized loan fees are amortized into interest income on loans.

	For the Three Months Ended September 30,
	2014			2013

	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Federal funds sold and other	$3,356,987	$7,406	0.88%	$14,337,507	$15,116	0.42%
Investment securities	19,966,011	126,260	2.54	20,988,844	115,586	2.21
Loans (1)	67,088,432	880,640	5.27	63,771,145	877,959	5.52
Total interest-earning assets	$90,411,430	$1,014,306	4.50%	$99,097,536	$1,008,661	4.08%

NOW accounts	$7,536,256	$2,202	0.12%	$7,302,108	$4,417	0.24%
Savings & money market	38,001,476	22,138	0.23	41,430,317	24,468	0.24
Time deposits (excluding brokered time deposits)	28,654,954	47,801	0.67	35,884,146	67,009	0.75
Brokered time deposits	—	—	—	1,594,095	6,226	1.57
Total interest-bearing deposits	74,192,686	72,141	0.39	86,210,666	102,120	0.48
Borrowings and note payable	4,394,042	5,922	0.54	115,025	41	0.14
Total interest-bearing liabilities	$78,586,728	$78,063	0.40%	$86,325,691	$102,161	0.47%

Net interest spread			4.10%			3.61%
Net interest income/ margin		$936,243	4.15%		$906,500	3.67%

(1)

Nonaccrual loans are included in average balances for yield computations.

For the three months ended September 30, 2014, we recognized $1,014,306 in interest income and $78,063 in interest expense, resulting in net interest income of $936,243, an increase of $29,743, or 3.3%, over the same period in 2013. Average earning assets decreased to $90.4 million for the three months ended September 30, 2014 from $99.1 million for the three months ended September 30, 2013, a decrease of $8.7 million, or 8.8%. This decrease in earning assets was primarily due to a $11.0 million decrease in average federal funds sold and a $1.0 million decrease in average investment securities, partially offset by a $3.3 million increase in average loans between periods. Average interest bearing liabilities decreased to $78.6 million for the three months ended September 30, 2014 from $86.3 million for the three months ended September 30, 2013, a decrease of $7.7 million, or 9.0%. Net interest margin, calculated as annualized net interest income divided by average earning assets, increased from 3.67% for the quarter ended September 30, 2013 to 4.15% for the quarter ended September 30, 2014, primarily due to an increase in yield on earning assets from 4.08% to 4.50% between periods and a decrease in cost of funds from 0.47% to 0.40% between periods due to the mix of liabilities and the timing of their repricing.

We recorded no provision for loan losses for the quarter ended September 30, 2014 compared to the provision for loan losses of $5,795 for the quarter ended September 30, 2013. The allowance as a percentage of gross loans decreased to 1.74% as of September 30, 2014 compared to 2.04% at December 31, 2013. Specific reserves were approximately $258,000 on impaired loans of $2.5 million as of September 30, 2014 compared to specific reserves of approximately $192,000 on impaired loans of $1.5 million as of December 31, 2013. As of September 30, 2014, the general reserve allocation was 1.36% of gross loans not impaired compared to 1.78% as of December 31, 2013. The provision for loan losses is discussed further below under “Provision and Allowance for Loan Losses.”

For the three months ended September 30, 2014, noninterest income was $86,003 compared to $44,238 for the three months ended September 30, 2013, an increase of $41,765, or 94.4%. Noninterest income for the three months ended September 30, 2014 and 2013 was derived from service charges on deposits, customer service fees, and mortgage origination income. The primary contributor for this quarter’s increase was an increase in mortgage origination income of $23,190.

During the quarter ended September 30, 2014, we incurred noninterest expenses of $2.0 million, compared to noninterest expenses of $2.0 million for the quarter ended September 30, 2013, an increase of $57,169, or 2.9%. This increase in noninterest expenses for the three month period ended September 30, 2014 primarily resulted from increases in product research and development expenses of $247,990 and compensation and benefits expenses of $24,713, partially offset by a decrease of $159,061 in real estate owned activity which includes expenses to carry other real estate, gains and losses on sales of other real estate, and write-downs on real estate owned, a decrease in data processing fees of $15,646, a decrease in insurance expenses of $14,939, and a decrease in other noninterest expenses of $29,363. Compensation and benefits expenses increased due to changes in staffing levels year over year for the quarter ended September 30, 2014.

We did not recognize any income tax benefit or expense for the three months ended September 30, 2014 and 2013. Accounting literature states that a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized. The determination of whether a deferred tax asset is realizable is based on weighing all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified. During our September 30, 2010 quarterly analysis of the valuation allowance recorded against our deferred tax assets, we determined that it was not more likely than not that our deferred tax assets will be recognized in future years due to the continued decline in credit quality and the resulting impact on net interest margin, increased net losses, and negative impact on capital as a result of provision for loan losses and write-downs on other real estate owned, and booked a 100% valuation allowance against the deferred tax asset. We will continue to analyze our deferred tax assets and related valuation allowance each quarter taking into account performance compared to forecast and current economic or internal information that would impact forecasted earnings. No benefit was recognized on net loss for the quarter ended September 30, 2014 due to the Company’s large cumulative net operating loss carry-forward position as well as the 100% valuation allowance on our deferred tax assets.

Nine months ended September 30, 2014 and 2013

We recorded a net loss of $4.5 million or $0.22 per diluted share, for the nine months ended September 30, 2014, an increase of $849,708 compared to a net loss of $3.7 million, or $0.18 per diluted share, for the nine months ended September 30, 2013. This increase in net loss between comparable periods was primarily driven by increases in several noninterest expense areas, including product research and development expense and compensation and benefits expense, which were partially offset by decreases in real estate owned activity expenses and professional fees, and a decrease in the reversal of provision for loan losses. Each of these components is discussed in greater detail below.

The following table sets forth information related to our average balances, average yields on assets, and average costs of liabilities for the nine months ended September 30, 2014 and 2013. We derived these yields by dividing annualized income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated.  The net amount of capitalized loan fees are amortized into interest income on loans.

	2014			2013

	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Federal funds sold and other	$4,678,396	$23,784	0.68%	$12,526,743	$41,063	0.44%
Investment securities	20,070,705	393,178	2.64	23,013,336	352,768	2.05
Loans (1)	66,137,954	2,548,961	5.19	66,248,028	2,633,290	5.31
Total interest-earning assets	$90,887,055	$2,965,923	4.39%	$101,788,107	$3,027,121	3.97%

NOW accounts	$7,110,899	$7,596	0.14%	$7,054,864	$13,820	0.26%
Savings & money market	39,376,986	70,362	0.24	43,015,255	107,379	0.33
Time deposits (excluding brokered time deposits)	27,988,773	134,239	0.65	36,706,168	220,237	0.80
Brokered time deposits	519,675	6,034	1.56	1,594,076	18,474	1.55
Total interest-bearing deposits	74,996,333	218,231	0.39	88,374,363	359,910	0.54
Borrowings and note payable	1,552,275	5,996	0.52	3,639,374	43,907	1.61
Total interest-bearing liabilities	$76,548,608	$224,227	0.39%	$92,013,737	$403,817	0.59%

Net interest spread			4.00%			3.39%
Net interest income/ margin		$2,741,696	4.06%		$2,623,304	3.44%

(1)

Nonaccrual loans are included in average balances for yield computations.

For the nine months ended September 30, 2014, we recognized $3.0 million in interest income and $224,227 in interest expense, resulting in net interest income of $2.7 million, an increase of $118,392, or 4.5%, over the same period in 2013. Average earning assets decreased to $90.9 million for the nine months ended September 30, 2014 from $101.8 million for the nine months ended September 30, 2013 a decrease of $10.9 million, or 10.7%. This decrease in earning assets was due to a $7.8 million decrease in average federal funds sold, a $2.9 million decrease in average investment securities and a $110,074 decrease in average loans between periods. Average interest bearing liabilities decreased to $76.5 million for the nine months ended September 30, 2014 from $92.0 million for the nine months ended September 30, 2013 a decrease of $15.5 million, or 16.9%. Net interest margin, calculated as annualized net interest income divided by average earning assets, increased from 3.44% for the nine months ended September 30, 2013 to 4.06% for the nine months ended September 30, 2014, primarily due to an increase in yield on earning assets from 3.97% to 4.39% and a decrease in cost of funds from 0.59% to 0.39% for the same periods, respectively.

A reversal of provision for loan losses of $30,000 was recognized for the nine months ended September 30, 2014 representing a decrease of $247,576, or 89.2%, compared to the reversal of provision of $277,576 for the nine months ended September 30, 2013. The decrease in the reversal of provision for loan losses for the current nine months is due to a decrease in specific reserves as well as the general reserve level.  Over the last year, we have seen a decrease in the amount of charge-offs and specific reserves needed due to the apparent stabilization of nonperforming loans. The provision for loan losses is discussed further below under “Provision and Allowance for Loan Losses.”

For the nine months ended September 30, 2014, noninterest income was $338,407 compared to $145,810 for the nine months ended September 30, 2013, an increase of $192,597, or 132.1%, between comparable periods. Noninterest income for the nine months ended September 30, 2014 and 2013 was derived from service charges on deposits, customer service fees, rental income, mortgage origination income and gains on the sale of loans held for sale. The largest contributor for the increase was the gain resulting from the sale of loans held for sale in the amount of $118,452 during the nine months ended September 30, 2014.

During the nine months ended September 30, 2014, we incurred noninterest expenses of $7.6 million, compared to noninterest expenses of $6.7 million for the nine months ended September 30, 2013, an increase of $913,121, or 13.6%. This increase in noninterest expenses resulted primarily from an increase in product research and development expenses of $1.5 million, due to expenses incurred to prepare for the implementation of our new strategic plan. An increase in compensation and benefits of $292,064 also contributed to the increase in noninterest expenses.  Compensation and benefits increased due to the filling of vacancies at the Bank and hiring new employees at the Company. Real estate owned activity, which includes expenses to carry other real estate, gains and losses on sales of other real estate, and write-downs on real estate owned, decreased $640,791.

We did not recognize any income tax benefit for the nine months ended September 30, 2014 or 2013.

 Assets and Liabilities

General

Total assets as of September 30, 2014 and December 31, 2013 were $102.3 million and $104.3 million, respectively, a decrease of $2.0 million. Net loans increased $3.4 million, which was the result of approximately $4.5 million of net loan originations, partially offset by $1.1 million in loans transferred to other real estate owned. Other real estate owned increased $235,387 due to the repossession of three properties of approximately $1.1 million, which was offset by the sale of two properties for proceeds of approximately $505,000 and net write-downs of approximately $416,000 taken during the nine months ended September 30, 2014. Investment securities decreased $353,958 due to $1.1 million in paydowns, $185,983 in amortization and $915,250 in change in unrealized losses. Cash and due from banks decreased $389,673 and federal funds sold decreased $3.8 million.  At September 30, 2014, our total assets consisted principally of $6.2 million in cash and due from banks, $19.8 million in investment securities, $65.8 million in net loans, $4.1 million in fed funds sold, $2.4 million in property and equipment and $2.7 million in other real estate owned and repossessed assets.  Our management closely monitors and seeks to maintain appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and demand.

Liabilities at September 30, 2014 totaled $91.3 million, representing an increase of $1.3 million compared to December 31, 2013, and consisted principally of $84.1 million in deposits, $5.0 million in FHLB borrowings, a $600,000 note payable and $1.5 million in accounts payable and accrued expenses. Our accrued expenses consisted primarily of accrued legal and accounts payable, accounting and tax fees, and FDIC assessments. At September 30, 2014, shareholders’ equity was $11.0 million compared to $14.3 million at December 31, 2013. The decrease in shareholders’ equity was due to a net loss of $4.5 million and stock option expense of $328,687 for the nine months ended September 30, 2014 partially offset by a reduction of $915,250 in unrealized losses on investment securities available for sale.

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, we invest a substantial percentage of our earning assets in our loan portfolio. At September 30, 2014, our gross loan portfolio consisted primarily of $33.0 million of commercial real estate loans, $14.5 million of commercial business loans, and $19.6 million of consumer and home equity loans. Our current loan portfolio composition is not materially different than the loan portfolio composition disclosed in the footnotes to the consolidated financial statements included in our 2013 Form 10-K. We experienced net originations of approximately $4.5 million during the nine months ended September 30, 2014, due to higher market demand, while continuing to carefully consider liquidity needs and conservative credit risk management.

The composition of net loans by major category is as follows:

	September 30, 2014	% of Total	December 31, 2013	% of Total
Real estate:
Commercial	$24,741,347	36.9%	$21,795,047	34.2%
Construction and development	8,237,563	12.3	10,053,100	15.8
Single and multifamily residential	18,201,506	27.2	18,757,484	29.5
Total real estate loans	51,180,416	76.4	50,605,631	79.5
Commercial business	14,548,154	21.7	12,170,698	19.1
Consumer	1,354,233	2.0	999,941	1.6
Deferred origination fees, net	(132,314)	(0.1)	(106,134)	(0.2)
Gross loans, net of deferred fees	66,950,489	100.0%	63,670,136	100.0%
Less allowance for loan losses	(1,167,703)		(1,301,886)
Loans, net	$65,782,786		$62,368,250

The largest component of our loan portfolio at September 30, 2014 was $24.7 million of commercial real-estate loans, which represented 36.9% of the portfolio. The remainder of our loan portfolio consisted primarily of $18.2 million of single and multifamily residential loans, $8.2 million of construction and development loans, and $14.5 million of commercial business loans.

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

Refer to Note 5, Loans, for a table summarizing delinquencies and nonaccruals, by portfolio class, as of September 30, 2014 and December 31, 2013. Total delinquent and nonaccrual loans decreased from $2.0 million at December 31, 2013 to $1.5 million at September 30, 2014, a decrease of $504,715, or 25.6%. This decrease was a result of movement in several categories. Nonaccrual loans decreased during the nine months due to our repossession of single and multifamily residential real estate and construction and development properties in satisfaction of loans as well as due to one loan being brought back to accrual status.  At September 30, 2014, nonaccrual loans represented 0.9% of gross loans compared to 2.2% of gross loans as of December 31, 2013. Loans past due 30-89 days are considered potential problem loans and amounted to $658,284 and  $566,972 at September 30, 2014 and December 31, 2013, respectively, due to four loans moving from current status to past due, partially offset by two loans moving to nonaccrual status.

Another method used to monitor the loan portfolio is credit grading. As part of the loan review process, loans are given individual credit grades, representing the risk we believe is associated with the loan balance. Credit grades are assigned based on factors that impact the collectability of the loan, the strength of the borrower, the type of collateral, and loan performance. Commercial loans are individually graded at origination and credit grades are reviewed on a regular basis in accordance with our loan policy. Consumer loans are assigned a “pass” credit rating unless something within the loan warrants a specific classification grade. Refer to Note 5, Loans, for a table summarizing management’s internal credit risk grades, by portfolio class, as of September 30, 2014 and December 31, 2013.

Loans graded one through four are considered “pass” credits. Approximately 92% of the loan portfolio had a credit grade of “pass” at September 30, 2014 and December 31, 2013.  For loans to qualify for this grade, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment. Consumer loans are assigned a “pass” credit rating unless something within the loan warrants a specific classification grade.

Loans with a credit grade of five are not considered classified; however they are categorized as a special mention or watch list credit, and are considered potential problem loans. This classification is utilized by us when we have an initial concern about the financial health of a borrower.  These loans are designated as such in order to be monitored more closely than other credits in our portfolio. We then gather current financial information about the borrower and evaluate our current risk in the credit.  We will then either reclassify the loan as “substandard” or back to its original risk rating after a review of the information.  There are times when we may leave the loan on the watch list, if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we determine to review the loan on a more regular basis.  Loans on the watch list are not considered problem loans until they are determined by management to be classified as substandard. As of September 30, 2014, we had loans totaling $1.7 million on the watch list compared to $1.5 million as of December 31, 2013, an increase of approximately $237,633 or 15.9%. This increase in watch list loans was due to one loan being deemed classified partially offset by two loans being deemed impaired during the nine months ended September 30, 2014.

Loans graded six or greater are considered classified credits. At September 30, 2014 and December 31, 2013, classified loans totaled $3.3 million and $3.4 million, respectively. The decrease in this category of $40,337, or 1.2%, during the nine months ended September 30, 2014 is primarily due to the repossession of four properties totaling $1.1 million as well as one loan for $85,000 being removed from the classified status due to performance, partially offset by five new loans added to the classified list for $1.8 million and paydowns of approximately $334,000.  Classified credits are evaluated for impairment on a quarterly basis.

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

At September 30, 2014, impaired loans totaled $2.5 million, all of which were valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral.  Market values were obtained using independent appraisals, updated in accordance with our reappraisal policy, or other market data such as recent offers to the borrower. As of September 30, 2014, we had loans totaling $774,800 that were classified in accordance with our loan rating policies but were not considered impaired. Refer to Note 5, Loans, for a table summarizing information relative to impaired loans, by portfolio class at September 30, 2014 and December 31, 2013.

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

At September 30, 2014 and December 31, 2013, the principal balance of TDRs was approximately $344,000 and $0, respectively. As of September 30, 2014, the carrying balance of TDRs consisted of one performing loan for approximately $344,000, which was restructured and granted a period of interest only payments during January 2014. At December 31, 2013, the principal balance of TDRs was $0 as these loans had been reclassified as loans held for sale at that date. During the nine months ended September 30, 2014, the two loans classified as held for sale and previously classified as TDRs were sold for total proceeds of $1,033,000. A success fee of approximately $41,000 and a gain of approximately $118,000 was recognized as a result of this sale.

There were no loans modified as troubled debt restructurings within the previous 12-month period for which there was a payment default during the nine months ended September 30, 2014.

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. At September 30, 2014, the allowance for loan losses was $1.2 million, or 1.74% of gross loans, compared to $1.3 million at December 31, 2013, or 2.04% of gross loans.

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

Our allowance for loan losses consists of both specific and general reserve components. The specific reserve component relates to loans that are impaired loans as defined in FASB ASC Topic 310, “Receivables”. Loans determined to be impaired are excluded from the general reserve calculation described below and evaluated individually for impairment. Impaired loans totaled $2.5 million at September 30, 2014, with an associated specific reserve of $258,189. See Note 5, Loans, as well as the above discussion under “Loan Performance and Credit Quality” for additional information related to impaired loans.

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

Refer to Note 5, Loans, for a table summarizing activity related to our allowance for loan losses for the quarter ended September 30, 2014 and 2013, by portfolio segment. As of September 30, 2014, the allowance for loan losses was $1.2 million, or 1.74% of gross loans, compared to $1.3 million, or 2.04% of gross loans, as of December 31, 2013 and $1.4 million, or 2.19% of gross loans, as of September 30, 2013. We recognized a reversal of provision for loan losses of $30,000 for the nine months ended September 30, 2014 and a reversal of provision for loan losses of $277,576 for the nine months ended September 30, 2013. Net charge-offs for the nine months ended September 30, 2014 were $104,183 compared to $173,203 for the nine months ended September 30, 2013. The charge-offs during the nine months ended September 30, 2014 related to three commercial loans and write-downs of collateral to fair value against specific reserves.

Partial charge-offs were based on recent appraisals and evaluations on one residential loan and one construction and development loan in the process of foreclosure. Loans with partial charge-offs are typically considered impaired loans and may remain on nonaccrual status.

Other Real Estate Owned and Repossessed Assets

At September 30, 2014 and December 31, 2013, we had approximately $2.7 and $2.5 million in other real estate owned, respectively. During the nine months ended September 30, 2014, we completed the sale of five pieces of real estate. The sale of those pieces of real estate resulted in a gain of approximately $14,274 and is included in the gain (loss) below. The following table summarizes changes in other real estate owned and repossessed assets for the nine months ended September 30, 2014 and 2013:

	2014	2013
Balance at beginning of period	$2,508,170	$4,468,294
Repossessed property acquired in settlement of loans	1,143,000	1,351,257
Proceeds from sales of repossessed property	(505,263)	(1,353,282)
Gain (loss) on sale and write-downs of repossessed property, net	(402,350)	(1,109,112)
Balance at end of period	$2,743,557	$3,357,157

As of September 30, 2014, other real estate owned consisted of residential land lots valued at $743,200, 1-4 family residential dwellings valued at $57,357, commercial land valued at $710,000 and commercial office space valued at $1.2 million. During the quarter ended June 30, 2013, the Bank completed an asset sale to the Company (under terms that meet the Market Terms Requirement as described in Regulation W covering transactions between affiliates) for a purchase price of $5.5 million. Real estate owned of $3.3 million was transferred to the Company as a result of the sale. No gains or losses were recognized as a result of the asset sale as the assets were sold at fair value. Through June 30, 2014, the Company sold eight pieces of the real estate owned purchased from the Bank for proceeds of approximately $2.1 million, which resulted in an aggregate loss of $1,509,442 to the Company. During the quarter ended September 30, 2014, the Company sold two additional pieces of real estate owned purchased from the Bank for proceeds of $39,707, which resulted in a gain of $12,617 (and an aggregate loss to the Company through September 30, 2014 of $1,496,825). These assets are being actively marketed with the primary objective of liquidating the collateral at a level which most accurately approximates fair value and allows recovery of as much of the unpaid principal loan balance as possible upon the sale of the asset within a reasonable period of time. Based on currently available valuation information, the carrying value of these assets is believed to be representative of their fair value less estimated costs to sell, although there can be no assurance that the ultimate proceeds from the sale of these assets will be equal to or greater than their carrying values, particularly in the current real estate environment.

Deposits

Our primary source of funds for loans and investments is our deposits. At September 30, 2014, we had $84.1 million in deposits, representing a decrease of $5.0 million compared to December 31, 2013. Deposits at September 30, 2014 consisted primarily of $17.4 million in demand deposit accounts, $36.7 million in money market accounts and $30.0 million in time deposits. Due to previous regulatory constraints beginning in 2010, we were no longer able to accept brokered time deposits without prior approval from the FDIC. Accordingly, beginning in 2010 we began reducing our reliance on brokered time deposits. At December 31, 2013, we had $1.6 million in brokered time deposits. We had no brokered time deposits as of September 30, 2014 as the remaining $1.6 million time deposit matured and was not renewed. We plan to continue to not utilize brokered time deposits and reduce our reliance on other noncore funding sources, while focusing our efforts to gather core deposits in our local market. Our loan-to-deposit ratio was 79.6% and 71.4% at September 30, 2014 and December 31, 2013, respectively.

Borrowings

We use borrowings to fund growth of earning assets in excess of deposit growth. At September 30, 2014 and December 31, 2013, there were $37,415 and $96,879, respectively, in borrowings representing customer repurchase agreements.  FHLB advances accounted for $5.0 million of total borrowings as of September 30, 2014. There were no

FHLB advances at December 31, 2013.   In September 2014, the Company received a loan for $600,000 from a board member of the Bank to assist in covering outstanding commitments related to the transaction services segment. The loan is secured by two pieces of real estate owned by the Company with a combined book value of $1.4 million. The terms of this note require monthly interest payments over the next twelve months at a rate of 7% for the first six months and then at a rate of 8% until maturity. The balance of the note, along with any unpaid accrued interest, is due at maturity in September 2015.

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

The Company

The Company’s cash balances, independent of the Bank, were approximately $782,000 and its real estate held for sale (which serve as collateral for the Company’s note payable) was $1.4 million at September 30, 2014 compared to cash balances of approximately $2.3 million and real estate held for sale of $1.1 million at December 31, 2013. In addition, at December 31, 2013, the Company had loans held for investment of approximately $811,000 and loans held for sale of approximately $900,000. The loan held for investment was transferred to other real estate and the held for sale loans were sold prior to June 30, 2014. The decrease in liquid assets of approximately $3.5 million is due primarily to expenses incurred related to the transaction services segment. In addition, the Company has payables due of $1.3 million and a note payable by a related party of $600,000 which was advanced in September 2014. See “Note 8 – Business Segments”, for additional information related to the transaction services segment.

Under Regulation W, the Bank may not be a source of cash or capital for the Company. Due to the uncertainty of timing and amount of cash that might be received from the conversion of the held for sale assets, the current commitments outstanding, the current run rate on fixed expenses, the current payables, and the prohibition within Regulation W, we believe that the Company does not have sufficient working capital to continue to fund its current level of activities without raising additional funding. Our ability to raise additional capital will depend on a number of factors, including conditions in the capital markets, which are outside of our control. There is a risk we will not be able to raise the capital we need at all or upon favorable terms. If we cannot raise this additional capital, we will not be able to implement our growth objective for our business, and we may be subject to increased regulatory supervision and restriction. These restrictions would most likely have a material adverse effect on our ability to grow and expand which would negatively impact our financial condition and results of operations.

The Bank

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity at the Bank. We plan to meet our future cash needs at the Bank through the liquidation of temporary investments and the generation of deposits within our market. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. Our investment securities available for sale at September 30, 2014 amounted to $19.8 million, or 19.8% of total assets. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. At September 30, 2014, $2.8 million of our investment portfolio was pledged against outstanding debt. Therefore, the related debt would need to be repaid prior to the securities being sold and converted to cash.

The Bank is a member of the FHLB, from which applications for borrowings can be made for leverage purposes. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. At September 30, 2014, we had collateral that would support approximately $40.4 million in additional borrowings. We are subject to the FHLB’s credit risk rating policy which assigns member institutions a rating which is reviewed quarterly.  The rating system utilizes key factors such as loan quality, capital, liquidity, profitability, etc.   Our ability to access our available borrowing capacity from the FHLB in the future is subject to our rating and any subsequent changes based on our financial performance as compared to factors considered by the FHLB in their assignment of our credit risk rating each quarter.

The Bank also pledges collateral to the Federal Reserve Bank’s Borrower-in-Custody of Collateral program, and our available credit under this program was $13.8 million as of September 30, 2014.

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

The Consolidated Company

The Company’s level of liquidity is measured by the cash, cash equivalents, and investment securities available for sale to total assets ratio and was 29.3% at September 30, 2014 compared to 33.1% as of December 31, 2013. The decrease in liquid assets is due primarily to the decrease in cash and due from bank and fed funds sold, primarily due to losses recognized related to the transaction services segment.  See Note 8 – Business Segments, for additional information related to the transaction services segment.

Impact of Off-Balance Sheet Instruments

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2014, we had issued commitments to extend credit of $11.2 million through various types of lending arrangements.  We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Commitments and Contingencies

As of September 30, 2014, there were $893,000 in commitments, primarily for systems and development software, most of which will be expensed in 2014. One commitment for $170,000 was due in October 2014, but has not yet been paid.

Capital Resources

Total shareholders' equity decreased from $14.3 million for December 31, 2013 to $11.0 million for September 30, 2014 due to a net loss of $4,510,871, partially offset by compensation expense related to stock options of $328,687 granted, and by a $915,250 change in unrealized loss on investment securities available for sale. We believe that our capital is sufficient to fund the activities of our Bank’s operations; however, due to the uncertainty of timing and amount of cash that might be received from the conversion of the held for sale assets, the current commitments outstanding, the current run rate on fixed expenses, the current payables, and the prohibition within Regulation W, we believe that the Company does not have sufficient working capital to continue to fund its current level of activities without raising additional funding.

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

See also additional discussion above under “Recent Regulatory Developments” for more information regarding our required capital ratios.

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at September 30, 2014 and December 31, 2013.

			Target Capitalized Requirement		Adequately Capitalized Requirement		Well Capitalized Requirement
	Actual		Minimum		Minimum		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2014
Total Capital (to risk weighted assets)	$11,455,000	15.4%	$8,942,000	12.0%	$5,961,000	8.0%	$7,451,000	10.0%
Tier 1 Capital (to risk weighted assets)	10,521,000	14.1	7,451,000	10.0	2,981,000	4.0	4,471,000	6.0
Tier 1 Capital (to average assets)	10,521,000	10.7	8,837,000	9.0	3,927,000	4.0	4,909,000	5.0

As of December 31, 2013
Total Capital (to risk weighted assets)	$11,201,000	15.7%	$8,546,000	12.0%	$5,698,000	8.0%	$7,122,000	10.0%
Tier 1 Capital (to risk weighted assets)	10,307,000	14.5	7,122,000	10.0	2,849,000	4.0	4,273,000	6.0
Tier 1 Capital (to average assets)	10,307,000	10.2	9,082,000	9.0	4,036,000	4.0	5,045,000	5.0

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

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

Date: November 14, 2014	By: /s/Gordon A. Baird
Gordon A. Baird
Chief Executive Officer
(Principal Executive Officer)

By: /s/Martha L. Long
Martha L. Long
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

EXHIBIT INDEX

Exhibit

Number

Description

31.1

Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2

Rule 13a-14(a) Certification of the Principal Financial Officer.

32

Section 1350 Certification.

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2014 and 2013, (iii) Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for nine months ended September 30, 2014 and 2013, and (v) Notes to Consolidated Financial Statements