Form 10-K
period 2014-12-31
Independence Bancshares, Inc.
filed 2015-04-15
CIK 1311828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For The Fiscal Year Ended: December 31, 2014.

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the Transition Period from ______ to ______

Commission file number 000-51907

Independence Bancshares, Inc.
(Exact name of registrant as specified in its charter)

South Carolina	20-1734180
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 E. Washington Street, Greenville	29601
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

As of June 30, 2014, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon an estimate the last sales price of the registrant’s common stock of $2.00 was approximately $25,981,520.

The number of shares outstanding of the issuer’s common stock, as of April 15, 2015, was 20,502,760.

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

Cautionary Note Regarding Forward-Looking Statements

This report, including information included or incorporated by reference in this document, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “believe,” “continue,” “assume,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in our forward-looking statements include, but are not limited, to the following:

●	our anticipated strategies for growth and sources of new operating revenues;
●	risks and uncertainties related to potentially listing our shares on a national securities exchange;
●	our expectations regarding our operating revenues, expenses, effective tax rates, and other results of operations;
●	our current and future products and services and plans to develop and promote them;
●	risks and uncertainties related to capital expenditures and our estimates regarding our capital expenditures;
●	risks and uncertainties related to our liquidity, working capital requirements and access to funding;
●	increased cybersecurity risks, potential business disruptions or financial losses and changes in technology;
●	risks and uncertainties related to our ability to comply with regulations;
●	risks and uncertainties related to changes in economic conditions;
●	risks and uncertainties related to credit losses;
●	the rate of delinquencies and amount of loans charged-off;
●	risks and uncertainties related to allowances for loan losses and loan loss provisions;
●	the lack of loan growth in recent years;
●	our ability to attract and retain key personnel;
●	our ability to protect, use, develop, market and otherwise exploit our proprietary technology and intellectual property;
●	risks and uncertainties related to our ability to retain our existing customers;
●	increases in competitive pressure in the banking and financial services industries;
●	adverse changes in asset quality and resulting credit risk related losses and expenses;
●	changes in the interest rate environment, business conditions, inflation and changes in monetary and tax policies;
●	changes in political, legislative or regulatory conditions;
●	loss of consumer confidence and economic disruptions resulting from terrorist activities or other military actions;
●	changes in deposit flows;
●	changes in accounting policies and practices; and
●	other risks and uncertainties detailed in this Annual Report on Form 10-K and, from time to time, in our other filings with the Securities and Exchange Commission (“SEC”).

All forward-looking statements in this Annual Report on Form 10-K are based on information available to us as of the date of this Annual Report on Form 10-K. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee you that these expectations will be achieved. For additional information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A of this Annual Report on Form 10-K. We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 1. Business.

General

Independence Bancshares, Inc. (the “Company”) is a South Carolina corporation organized to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956 and the South Carolina Banking and Branching Efficiency Act of 1996, and to own and control all of the capital stock of Independence National Bank (the “Bank”). The Bank is a national association organized under the laws of the United States and opened for business on May 16, 2005. It is primarily engaged in the business of banking and providing services related to banking including accepting demand deposits and savings deposits insured by the Federal Deposit Insurance Corporation (the “FDIC”), and providing commercial, consumer and mortgage loans, principally in Greenville County, South Carolina.

We began offering digital banking, payments and transaction services in October 2013 on a limited basis and are focused on expanding and growing this line of business (the “digital banking business”). In addition to the online bill pay, person-to-person payments, ACH services, debit and credit cards, and merchant services, we now also offer mobile bill pay and person-to-person payments as well as mobile remote deposit capture. In conjunction with our efforts to pursue these opportunities, we have begun offering services under the trade name “nD bancgroup” and, as described below, have taken steps to protect our intellectual property rights to that name.

In March 2014, we filed three patent applications with the U.S. Patent and Trademark Office covering concepts associated with mobile wallet messages among different software platforms; entered into multiple contracts with third party developers and vendors to support its business operations; and has received approval from the Board of Governors of the Federal Reserve System (the “Federal Reserve”) for an additional ABA number to support its operations, including its transaction services. We may also enter into agreements with vendors, payment networks and payment gateways as well as marketing and distribution partners and work with other banks and financial institutions in offering transaction and payment services or other forms of digital banking and payment services, in each case subject to the discretion of the board of directors and management and the receipt of any necessary regulatory approvals or non-objections.

The Company continues to implement its plans to support and expand the digital banking business, which plans may include equity and debt financings to, among other things, invest in technology and infrastructure related to the digital banking business, recruit additional employees and management, expand our compliance and regulatory functions, build reserves for regulatory capital and expand our operations and sales, marketing, and advertising efforts. We will seek input and consent from the OCC or the Federal Reserve that they do not object to a material expansion of any of the Company’s business activities. There can be no assurance that they will not object to such expansions or that the Company will be successful in implementing the steps necessary to expand our business.

We have made and plan to continue to make investments of capital in technology and infrastructure relating to our banking, transaction services and digital banking businesses. We expect to continue to develop and license software from third parties, expand our mobile application development capabilities, our mobile payment functionalities and our data integration and security services. We also expect to expand our relationships with and investments in our existing datacenter relationships as well as establish new relationships with national and international datacenter infrastructure providers. We may form additional subsidiaries to support these efforts. We anticipate expanding our marketing and sales efforts as well as expanding our treasury, funding, payment processing, risk management and internal compliance functions. We also anticipate the possibilities of expanding the activities and offices in South Carolina and New York. We will need to generate internal and external capital to continue making these investments and pursuing these objectives.

The Bank continues to provide community banking services in Greenville County, South Carolina, fulfilling the financial needs of individuals and small business owners by providing traditional checking and savings products and commercial, consumer and mortgage loans, as well as ATM and online banking, cash management, and safe deposit boxes. The Company seeks to maintain capital resources at both the Bank and at the Company, as well as at any future subsidiary, to adequately finance their operations.

Going Concern

The Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has reported losses from operations during 2014 and 2013, primarily due to expenses incurred related to the transaction services segment, and credit write-downs and losses on REO sold. The Company’s short term liabilities are greater than its short term assets (independent of assets and liabilities held by the Bank). See Note 19 for additional information on the Company’s business segments. Without raising additional capital, the Company will not be able to sustain its current rate of investment, operations and business. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Due to regulatory restrictions, the Bank may not be a source of cash or capital for affiliates and may not be relied on as a source of financing. The foregoing discussion is a summary only and is qualified by reference to the report of the Company’s independent registered public accounting firm, Elliott Davis Decosimo, LLC, on page F-2 and the disclosure in other sections of this Form 10-K, including Management’s Discussion and Analysis, our financial statements and Risk Factors.

The Company’s ability to raise capital will depend on conditions in the capital markets, which are outside of the control of management, as well as the Company’s financial condition, business plan, regulatory status, management, customer activity and market trends. There is a risk the Company will not be able to raise the capital it needs at all or upon favorable terms. If the Company cannot raise this additional capital, management will not be able to implement parts of its business objectives.

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

Location and Service Area

Our primary market is Greenville County, which is located in the upstate region of South Carolina. The cities of Fountain Inn, Greenville, Greer, Mauldin, Simpsonville, and Travelers Rest make up Greenville County. The Greenville metropolitan area, positioned on the I-85 corridor, is home to one of the strongest manufacturing centers in the country, including approximately 250 international companies, such as the North American headquarters of BMW and Michelin, as well as Fluor Corporation, General Electric, and Lockheed Martin. Greenville County has a population of approximately 475,000, with a five-year projected annual growth rate of almost 3%, according to the South Carolina Community Profiles published by the South Carolina Budget and Control Board’s Office of Research and Statistics. The area’s demographics have changed considerably over the past 10 years and currently over 42,000 businesses are operating within the county limits, according to the U.S. Census Bureau.

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

Products and Services

The Bank is primarily engaged in the business of accepting demand and time deposits and providing commercial, consumer and mortgage loans to the general public. Deposits in the Bank are insured by the FDIC up to a maximum amount, which is currently set at $250,000 per depositor. Other services which the Bank offers include mobile banking, online banking, commercial cash management, remote deposit capture, safe deposit boxes, bank official checks, traveler’s checks, and wire transfer capabilities.

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

Merchant Services

The Bank offers merchant transaction processing and equipment for clients in coordination with a third party vendor known as Merchants’ Choice Payment Solutions. Clients enjoy the capability, as well as the specialized equipment, to accept debit and credit card transactions to conduct business with speed, ease and security. Clients are able to accept payments from Visa, MasterCard, American Express and Discover. Equipment and services available include POS terminals, wireless units, web based processing, online debit and TeleCheck services.

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

Real Estate Mortgage Loans. The principal component of our loan portfolio is loans secured by real estate mortgages. We obtain a security interest in real estate whenever possible, in addition to any other available collateral, in order to increase the likelihood of the ultimate repayment of the loan. At December 31, 2014, loans secured by mortgages on real estate — first mortgages of approximately $46.3 million and second mortgages of approximately $4.4 million — made up approximately 73% of our loan portfolio.

These loans generally fall into one of four categories: commercial real estate loans, construction and development loans (including land loans), residential real estate loans, or home equity loans. Most of our real estate loans are secured by residential or commercial property. Interest rates for all categories may be fixed or adjustable, and will more likely be fixed for shorter-term loans. We generally charge an origination fee for each loan. Other loan fees consist primarily of late charge fees or prepayment penalties. Real estate loans are subject to the same general risks as other loans and are particularly sensitive to fluctuations in the value of real estate. Fluctuations in the value of real estate, as well as other factors arising after a loan has been made, could negatively affect a borrower’s cash flow, credit-worthiness, and ability to repay the loan.

●

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

●

Construction and Development Real Estate Loans (Including Land Loans). We offered adjustable and fixed rate residential and commercial construction loans in the past. We continue to offer construction and development loans on a limited basis to certain qualified borrowers. The terms of construction and development loans have generally been limited to eighteen months, although some payments have been structured on a longer amortization basis. Most loans mature and require payment in full upon the sale of the property. We believe that construction and development loans generally carry a higher degree of risk than long term financing of existing properties. Repayment depends on the ultimate completion of the project and usually on the sale of the property. Specific risks include:

	●	cost overruns;
	●	mismanaged construction;
	●	inferior or improper construction techniques;
	●	economic changes or downturns during construction;
	●	a downturn in the real estate market;
	●	rising interest rates which may prevent sale of the property; and
	●	failure to sell completed projects in a timely manner.

We attempted to reduce risk by obtaining personal guarantees where possible, and by keeping the loan-to-value ratio of the completed project below specified percentages. We previously reduced risk by selling participations in larger loans to other institutions when possible.

●

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

Market Share

As of June 30, 2014, the most recent date for which FDIC deposit market share data is available, total deposits in the Greenville-Anderson-Mauldin, South Carolina MSA were over $13.8 billion, an increase of approximately 1.08% from $13.7 billion as of June 30, 2013. At June 30, 2014 and 2013, the Bank’s deposits represented 0.64% and 0.72% of this market, respectively.

Digital Banking, Payments & Transaction Services Business

Our Strategy

With digital banking and mobile payments in the United States growing, check usage decreasing, and a significant portion of consumer transactions in the United States still being initiated in cash, we believe there are opportunities for business efforts configured to provide more efficient digital banking, payments and transaction services. We expect to continue to invest in and focus on developing these channels and services, including transaction processing, credit management, data and loyalty programs, compliance services and risk management. In order to pursue these at the desired level of investment, the Company will need to raise additional capital. We also believe the lower cost and deeper penetrations of mobile banking and payments enabled by smart phones will accelerate a shift toward mobile payments mainly among the younger generation as well as under-banked and under-serviced market segments.

Research and Development

We have made and plan to continue to make significant investments in technology, infrastructure and research and development. We expect to focus our future investment and research and development efforts on enhancing existing products and services and on developing new products and services. We expect to continue to develop technologies and operating functionalities to improve the efficiencies of and reduce the cost of transaction services, mobile and digital payments, data management and compliances services. During the year ended December 31, 2014 and 2013, we incurred product research and development expenses of approximately $4.9 million and $3.0 million, respectively.

The Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has reported losses from operations during 2014 and 2013, primarily due to expenses incurred related to the transaction services segment (see Note 19 for additional information on the Company’s business segments). As a result, the Company’s total liabilities independent of those held by the Bank totaled $3.1 million which were in excess of its total assets independent of those held by the Bank and its investments in the Bank which totaled $2.0 million. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Under Regulation W, the Bank may not be a source of cash or capital for the Company. Due to the uncertainty of timing and amount of cash that might be received from the conversion of the held for sale assets, the current commitments outstanding, the current run rate on fixed expenses, the current payables, and the prohibition within Regulation W, management believes that the Company does not have sufficient working capital to continue to fund its current level of activities without raising additional funding. The Company’s ability to raise additional capital will depend on a number of factors, including conditions in the capital markets, which are outside of the control of management. There is a risk the Company will not be able to raise the capital it needs at all or upon favorable terms. If the Company cannot raise this additional capital, management will not be able to implement its growth objective for the Company and the Company may be subject to increased regulatory supervision and restriction. These restrictions would most likely have a material adverse effect on our ability to grow and expand which would negatively impact our financial condition and results of operations.

Business Segments

The Company reports its activities as four business segments — Community Banking, Transaction Services, Asset Management and Parent Only. In determining proper segment definition, the Company considers the materiality of a potential segment and components of the business about which financial information is available and regularly evaluated, relative to a resource allocation and performance assessment. Please refer to “Note 19 — Business Segments” for further information on the reporting for the four business segments.

Intellectual Property

We rely on a combination of intellectual property laws, confidentiality procedures and contractual provisions to protect our proprietary technology and products and services. We have registered or have applied for the registration in the United States certain trademarks, service marks, and domain names used by the Company. The Company owns an incontestable United States trademark registration for “Independence National Bank”, U.S. Reg. No 3234648, and pending United States trademark applications for our trade name “nD bancgroup,” Serial No. 86075221. As described above, from time to time we have filed, and may in the future file, patent applications to protect our proprietary technology and products and services. The Company has not been granted any form of patent protection from the U.S. Patent and Trademark Office or other government entity that grants intellectual property protections and is continuing to explore its alternatives regarding the type of protection to pursue regarding its proprietary technology and products and services. Please refer to “Item 1A. Risk Factors” for further information on intellectual property.

Employees

As of April 15, 2015, we had 32 full-time employees and two part-time employees.

Capital

As of December 31, 2014, the Company had total shareholders’ equity of $9.6 million. The Company’s and the Bank’s regulatory capital ratios as of December 31, 2014 were as follows:

	Bank			Holding Company
	2014	2013	2012	2014	2013	2012
Total risk-based capital	15.3%	15.7%	13.8%	14.0%	24.0%	26.5%
Tier 1 risk-based capital	14.0%	14.5%	12.5%	12.7%	22.7%	25.3%
Leverage capital	10.6%	10.2%	9.1%	9.7%	16.0%	18.4%

The Company may engage in activities such as paying dividends to our shareholders or purchasing shares of our stock, provided these activities could be conducted in a safe and sound manner while maintaining prudent capital levels in order to support the Bank and its operations and to maintain the Company’s research and development, acquisition, regulatory, and legal costs and marketing efforts. The Company currently has no plans to engage in such activities, and there can be no assurances that the Company will take any such actions in the future.

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

Compliance with legal and regulatory requirements is a highly complex and integral part of our day-to-day operations. Our products and services are generally subject to federal, state and local laws and regulations, including:

●	anti-money laundering laws;
●	privacy and information safeguard laws;
●	consumer protection laws; and
●	and bank regulations.

These laws are often evolving and sometimes ambiguous or inconsistent, and the extent to which they apply to us or our customers is at times unclear. Any failure to comply with applicable law — either by us or by our third-party vendors and service providers, over which we have limited legal and practical control — could result in restrictions on our ability to provide our products and services, as well as the imposition of civil fines and criminal penalties and the suspension or revocation of a license or registration required to sell our products and services. See “Risk Factors” under Part I, Item 1A for additional discussion regarding the potential effects of changes in laws and regulations to which we are subject and failure to comply with existing or future laws and regulations.

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

Anti-Money Laundering Laws

Our products and services are generally subject to federal anti-money laundering laws, including the Bank Secrecy Act (the “BSA”), as amended by the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”), and similar state laws. On an ongoing basis, these laws require us, among other things, to:

●	report large cash transactions and suspicious activity;
●	screen transactions against the U.S. government’s watch-lists, such as the watch-list maintained by the U.S. Treasury Department’s Office of Foreign Assets Control, or OFAC;
●	prevent the processing of transactions to or from certain countries, individuals, nationals and entities;
●	identify the dollar amounts loaded or transferred at any one time or over specified periods of time, which requires the aggregation of information over multiple transactions;
●	gather and, in certain circumstances, report customer information;
●	comply with consumer disclosure requirements; and
●	register or obtain licenses with state and federal agencies in the United States and seek registration of our retail distributors and network acceptance members when necessary.

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

The Dodd-Frank Act. The Dodd-Frank Act changes the oversight and supervision of financial institutions, includes new minimum capital requirements, creates a new federal agency to regulate consumer financial products and services and implements changes to corporate governance and compensation practices. The Dodd-Frank Act is focused in large part on the financial services industry, particularly bank holding companies with consolidated assets of $50 billion or more, and contains a number of provisions that have and will continue to affect us, including:

●

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

●

Deposit Insurance Modifications. The Dodd-Frank Act modifies the FDIC’s assessment base upon which deposit insurance premiums are calculated. The new assessment base will equal our average total consolidated assets minus the sum of our average tangible equity during the assessment period. The Dodd-Frank Act also permanently raises the standard maximum insurance amount to $250,000.

●

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

●

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

●

Executive Compensation and Corporate Governance Requirements. The Dodd-Frank Act requires public companies to include, at least once every three years, a separate non-binding “say on pay” vote in their proxy statement by which stockholders may vote on the compensation of the company’s named executive officers. In addition, if such companies are involved in a merger, acquisition, or consolidation, or if they propose to sell or dispose of all or substantially all of their assets, stockholders have a right to an advisory vote on any golden parachute arrangements in connection with such transaction (frequently referred to as “say-on-golden parachute” vote). Other provisions of the act may impact our corporate governance. For instance, the act requires the SEC to adopt rules:

	●	prohibiting the listing of any equity security of a company that does not have an independent compensation committee; and
●

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

On July 2, 2013, the Federal Reserve adopted a final rule for the Basel III capital framework and, on July 9, 2013, the OCC also adopted a final rule and the FDIC adopted the same provisions in the form of an “interim” final rule. The rule will apply to all national and state banks and savings associations, including the Bank, and most bank holding companies and savings and loan holding companies, which we collectively refer to herein as “covered” banking organizations. Bank holding companies with less than $500 million in total consolidated assets are not subject to the final rule, nor are savings and loan holding companies substantially engaged in commercial activities or insurance underwriting. In certain respects, the rule imposes more stringent requirements on “advanced approaches” banking organizations — those organizations with $250 billion or more in total consolidated assets, $10 billion or more in total foreign exposures, or that have opted in to the Basel II capital regime. The requirements in the rule began to phase in on January 1, 2014 for advanced approaches banking organizations and on January 1, 2015 for other covered banking organizations. The requirements in the rule will be fully phased in by January 1, 2019.

The rule imposes higher risk-based capital and leverage requirements than those currently in place. Specifically, the rule imposes the following minimum capital requirements:

●	a new minimum common equity Tier 1 risk-based capital ratio of 4.5%;
●	a minimum Tier 1 risk-based capital ratio of 6% (increased from the current 4% requirement);
●	a minimum total risk-based capital ratio of 8% (unchanged from current requirements);
●	a minimum leverage ratio of 4% (currently 3% for depository institutions with the highest supervisory composite rating and 4% for other depository institutions); and
●	a new minimum supplementary leverage ratio of 3% applicable to advanced approaches banking organizations.

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

The current capital rules require certain deductions from or adjustments to capital. The final rule retains many of these deductions and adjustments and also provides for new ones. As a result, deductions from Common Equity Tier 1 capital will be required for goodwill (net of associated deferred tax liabilities); intangible assets such as non-mortgage servicing assets and purchased credit card relationships (net of associated deferred tax liabilities); deferred tax assets that arise from net operating loss and tax credit carryforwards (net of any related valuations allowances and net of deferred tax liabilities); any gain on sale in connection with a securitization exposure; any defined benefit pension fund net asset (net of any associated deferred tax liabilities) held by a bank holding company (this provision does not apply to a bank or savings association); the aggregate amount of outstanding equity investments (including retained earnings) in financial subsidiaries; and identified losses. Savings associations also must deduct investments in certain subsidiaries. Other deductions will be necessary from different levels of capital.

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

Permitted Activities. Under the BHCA, a bank holding company is generally permitted to engage in, or acquire direct or indirect control of any company engaged in the following activities:

●	banking or managing or controlling banks;
●	furnishing services to or performing services for our subsidiaries; and
●	any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include, but are not limited to:

●	processing payments and related transaction services;
●	providing data management services related to payment and banking related information;
●	factoring accounts receivable;
●	making, acquiring, brokering or servicing loans and usual related activities;
●	leasing personal or real property;
●	operating a non-bank depository institution, such as a savings association;
●	conducting trust company functions;
●	conducting certain international operations;
●	owning other foreign banks and operating subsidiaries;
●	providing currency management, including both execution and advisory services;
●	providing international trade finance services;
●	providing financial and investment advisory activities;

●	conducting discount securities brokerage activities;
●	underwriting and dealing in government obligations and money market instruments;
●	providing specified management consulting and counseling activities;
●	performing certain data processing services and support services;
●	acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions;
●	performing selected insurance underwriting activities; and
●	developing software and capabilities that support and process banking and banking related services.

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

Independence National Bank

The Bank operates as a national banking association incorporated under the laws of the United States and subject to examination by the OCC. Deposits in the Bank are insured by the FDIC up to a maximum amount, which is currently $250,000 per depositor. The OCC and the FDIC regulate or monitor virtually all areas of the Bank’s operations, including:

●	security devices and procedures;
●	adequacy of capitalization and loss reserves;
●	loans;
●	investments;
●	borrowings;
●	deposits;
●	mergers;
●	issuances of securities;
●	payment of dividends;
●	interest rates payable on deposits;
●	interest rates or fees chargeable on loans;
●	establishment of branches;
●	corporate reorganizations;
●	maintenance of books and records; and
●	adequacy of staff training to carry on safe lending and deposit gathering practices.

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

Prompt Corrective Action. As an insured depository institution, the Bank is required to comply with the capital requirements under the Federal Deposit Insurance Act and the OCC’s prompt corrective action regulations thereunder, which set forth five capital categories, each with specific regulatory consequences. In connection with the new Basel III-based capital rules, the federal banking agencies have added a measurement of common equity tier 1 capital to the definitions of four of the five categories and have raised a few of the current minimum capital ratios. The new definitions became effective on January 1, 2015, and they incorporate the same transition periods for the new capital requirements. The five categories, including both the current standards and the revisions that took effect in 2015 are as follows:

●	Well Capitalized — The institution exceeds the required minimum level for each relevant capital measure. A well-capitalized institution is one (i) having a total risk-based capital ratio of 10% or greater, (ii) having a Tier 1 capital ratio of 8% or greater, (iii) having a leverage capital ratio of 5% or greater and (iv) that is not subject to any formal order or written directive to meet and maintain a specific capital level for any capital measure. As of January 1, 2015, a well-capitalized institution also must have a common equity Tier 1 measure of 6.5% or more. In addition, an institution is well capitalized only if it is not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by the OCC to meet and maintain a specific capital level for any capital measure.
●	Adequately Capitalized — The institution meets the required minimum level for each relevant capital measure. No capital distribution may be made that would result in the institution becoming undercapitalized. An adequately capitalized institution is one (i) having a total capital ratio of 8% or greater, (ii) having a Tier 1 capital ratio of 6% or greater, and (iii) having a leverage capital ratio of 4% or greater. As of January 1, 2015, an adequately capitalized institution also must have a common equity Tier 1 risk-based capital ratio of 4.5% or greater.
●	Undercapitalized — The institution fails to meet the required minimum level for any relevant capital measure. An undercapitalized institution is one (i) having a total capital ratio of less than 8% or (ii) having a Tier 1 capital ratio of less than 6%, or (iii) having a leverage capital ratio of less than 4%. As of January 1, 2015, an additional floor will apply: an institution will be undercapitalized if its common equity Tier 1 capital ratio is less than 4.5%.

●	Significantly Undercapitalized — The institution is significantly below the required minimum level for any relevant capital measure. A significantly undercapitalized institution is one (i) having a total capital ratio of less than 6%, (ii) having a Tier 1 capital ratio of less than 4%, or (iii) having a leverage capital ratio of less than 3%. In addition, as of January 1, 2015, an additional floor applies: an institution will be significantly undercapitalized if its common equity Tier 1 capital ratio is less than 3%.
●	Critically Undercapitalized — The institution fails to meet a critical capital level set by the appropriate federal banking agency. A critically undercapitalized institution is one having a ratio of tangible equity to total assets that is equal to or less than 2%. This measure did not change on January 1, 2015.

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

On June 5, 2014, the Board of Directors of the Bank received an Order Terminating the Consent Order indicating that the Bank’s Consent Order with the OCC, which among other things, required the Bank to maintain minimum capital levels in excess of the minimum regulatory capital ratios for “well-capitalized” banks, had been terminated effective June 4, 2014. The Bank was considered “well-capitalized” as of December 31, 2014. See additional discussion below under Part I, Item 7, “Capital Resources.”

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

Regulatory Examination. The OCC requires the Bank to prepare annual reports on the Bank’s financial condition and to conduct an annual audit of its financial affairs in compliance with its minimum standards and procedures. All insured institutions must undergo regular on-site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate federal banking agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC, their federal regulatory agency, and state supervisor when applicable. The FDIC has developed a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. The federal banking regulatory agencies prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

●	internal controls;
●	information systems and audit systems;
●	loan documentation;
●	credit underwriting;
●	interest rate risk exposure; and
●	asset quality.

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

FDIC insured institutions are required to pay a Financing Corporation assessment to fund the interest on bonds issued to resolve thrift failures in the 1980s. The Financing Corporation quarterly assessment for the fourth quarter of 2014 equaled 9 basis points for each $100 of average consolidated total assets minus average tangible equity. These assessments, which may be revised based upon the level of deposits, will continue until the bonds mature in the years 2017 through 2019. In addition, the FDIC increases assessments for banks subject to enforcement actions or other increased regulatory scrutiny.

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

Financial Subsidiaries. Under the GLBA, subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form “financial subsidiaries” that may conduct financial or incidental activities, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible. The GLBA imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank’s equity investment in the financial subsidiary be deducted from the bank’s assets and tangible equity for purposes of calculating the bank’s capital adequacy. In addition, the GLBA imposes new restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and non-bank affiliates. As of December 31, 2014, the Company did not have any financial subsidiaries.

Consumer Protection Regulations. Activities of the Bank are subject to a variety of statutes and regulations designed to protect consumers. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

●	the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
●	the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
●	the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
●	the Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act, governing the use and provision of information to credit reporting agencies, certain identity theft protections, and certain credit and other disclosures;
●	the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
●	the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of the Bank also are subject to:

●	the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and
●	the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that Act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

Risks Related to Our Commercial Banking Business

If we do not generate positive earnings and cash flow, there will be an adverse effect on our future results of operations.

For the years ended December 31, 2014 and 2013, we incurred net losses of $6.5 million and $6.0 million, respectively. For 2014, the $6.5 million loss was largely due to $4.9 million in expenses for product research and development relating to our technology and infrastructure investments and $651,038 in expenses related to real estate owned. For 2013, the $6.0 million loss was largely due to $3.0 million in expenses for product research and development relating to our technology and infrastructure investments and $1.5 million in expenses related to real estate owned, and approximately $0.5 million in expenses related to equity-based compensation and benefits.

The Company is not currently generating any significant cash flows from its activities. Therefore, the Company will need to produce cash flows to sustain our operations, raise capital or we will need to reduce or discontinue certain activities. In addition, the Bank may incur future credit costs, which could adversely affect the Bank’s financial condition, results of operations, and the value of our common stock.

Personnel departures could adversely affect our business, financial condition and operating results.

Personnel departures could disrupt our operations, affect employee morale, lead to attrition beyond planned reductions and affect our ability to attract new highly skilled employees. If we experience these or other adverse consequences our business, financial condition and operating results could be harmed.

Working capital needs could adversely affect our results of operations and financial condition.

Due to the uncertainty of timing and amount of cash that might be received from the conversion of the held for sale assets, the current commitments outstanding, the current run rate on fixed expenses, the current payables, regulatory restrictions, we believe that the Company does not have sufficient working capital to continue to fund its current level of activities without raising additional capital or making a modification of its expenses.

Our primary funding sources are customer deposits and loan repayments. Deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments and general economic conditions. Scheduled loan repayments are a relatively stable source of funds; however, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors outside of our control, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability. Accordingly, we may be required from time to time to rely on secondary sources of working capital to meet withdrawal demands or otherwise fund operations. Those sources may include borrowings from the Federal Home Loan Bank or Federal Reserve, federal funds lines of credit from correspondent banks and brokered deposits, to the extent allowable by regulatory authorities. While we believe that these sources are currently adequate, there can be no assurance they will be sufficient to meet future working capital demands, particularly if we were to experience atypical deposit withdrawal demands, increased loan demand or if regulatory decisions should limit available funding sources such as brokered deposits. We may be required to slow or discontinue loan growth, capital expenditures or other investments or liquidate assets should those sources not be adequate.

A continuation of the current low interest rate environment or subsequent movements in interest rates may have an adverse effect on our profitability.

Changes in the interest rate environment may materially affect our business. Changes in interest rates affect the following areas, among others, of our business:

●	the level of net interest income we earn;
●	the volume of loans originated and prepayment of loans;
●	the market value of our securities holdings; and
●	gains from sales of loans and securities.

In recent years, it has been the policy of the Federal Reserve to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, yields on securities purchased, and market rates on the loans originated, have been at levels lower than were available prior to 2008. Consequently, the average yield on our interest-earning assets has decreased during the recent low interest rate environment. As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets; however, our ability to lower interest expense has been limited at these interest rate levels, while the average yield on interest-earning assets has continued to decrease. If a low interest rate environment persists, net interest income may further decrease, which may have an adverse effect on our profitability.

Our net interest margin would narrow if the cost of funding increases without a correlative increase in the interest we earn from loans and investments. Because we rely extensively on deposits to fund operations, our cost of funding would increase if there is an increase in the interest rate we are required to pay customers to retain their deposits. In addition, if the interest rates we are required to pay in respect of other sources of funding, either in the interbank or capital markets, increases, our cost of funding would increase. If either of these risks occurs, our net interest margin would narrow without a correlative increase in the interest we earn from loans and investments. Our assets currently reprice faster than our liabilities, which would result in a benefit to net interest income as interest rates rise; however, the benefit from rising rates could be less than assumed as interest rates rise if increased competition for deposits causes the deposit expense to rise faster than assumed.

In addition, increases in interest rates may decrease customer demand for loans as the higher cost of obtaining credit may deter customers from new loans. Further, higher interest rates might also lead to an increased number of delinquent loans and defaults, which would impact the value of our loans.

We cannot control or predict with certainty changes in interest rates. Global, national, regional and local economic conditions, competitive pressures and the policies of regulatory authorities, including monetary policies of the Federal Reserve, affect interest income and interest expense. Although we have policies and procedures designed to manage the risks associated with changes in market interest rates, changes in interest rates still may have an adverse effect on profitability.

If our assumptions regarding borrower behavior are wrong or overall economic conditions are significantly different than we anticipate, then risk mitigation may be insufficient to protect against interest rate risk and net income would be adversely affected.

The planned expansion of our digital banking, payments and transaction services business could strain management resources and distract the management team from our traditional banking business.

We began offering digital banking, payments and transaction services in October 2013 on a limited basis and are focused on expanding and growing this line of business. The challenges of expanding this line of business could strain management resources, distract the management team and disrupt our traditional banking business. For example, we or the Bank may need to obtain approval from the OCC or the Federal Reserve to significantly expand these services, which could require significant management engagement. In addition, we will need to establish robust compliance controls and procedures in connection with the expansion of the digital banking, payments, and transaction services business. As a result, management may need to focus on training and managing an increasing number of employees. A prolonged strain on management resources or distraction of management’s attention, and any delays or difficulties encountered in connection with the expansion of this line of business, could have a material adverse effect on our overall business, financial condition and results of operations.

Competition with other financial institutions may have an adverse effect on our ability to retain and grow our client base, which could have a negative effect on our financial condition or results of operations.

The banking and financial services industry is very competitive and includes services offered from other banks, savings and loan associations, credit unions, mortgage companies, other lenders, and institutions offering uninsured investment alternatives. Legal and regulatory developments have made it easier for new and sometimes unregulated businesses to compete with us. The financial services industry has and is experiencing an ongoing trend towards consolidation in which fewer large national and regional banks and other financial institutions are replacing many smaller and more local banks. These larger banks and other financial institutions hold a large accumulation of assets and have significantly greater resources and a wider geographic presence or greater accessibility. In some instances, these larger entities operate without the traditional brick and mortar facilities that restrict geographic presence. Some competitors have more aggressive marketing campaigns and better brand recognition, and are able to offer more services, more favorable pricing or greater customer convenience than the Bank. In addition, competition has increased from new banks and other financial services providers that target our existing or potential customers. As consolidation continues among large banks, we expect other smaller institutions to try to compete in the markets we serve. This competition could reduce our net income by decreasing the number and size of the loans that the Bank originates and the interest rates the Bank charges on these loans. Additionally, these competitors may offer higher interest rates, which could decrease the deposits the Bank attracts or require it to increase rates to retain existing deposits or attract new deposits.

Increased deposit competition could adversely affect the Bank’s ability to generate the funds necessary for lending operations, which could increase the cost of funds.

The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge as part of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Technological developments have allowed competitors, including some non-depository institutions, to compete more effectively in local markets and have expanded the range of financial products, services and capital available to our target customers. If we are unable to implement, maintain and use such technologies effectively, we may not be able to offer products or achieve cost efficiencies necessary to compete in the industry. In addition, some of these competitors have fewer regulatory constraints and lower cost structures.

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

Higher FDIC deposit insurance premiums and assessments could adversely affect our financial condition.

The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC and are subject to deposit insurance assessments to maintain deposit insurance. As an FDIC-insured institution, the Bank is required to pay quarterly deposit insurance premium assessments to the FDIC. Although the Bank cannot predict what the insurance assessment rates will be in the future, deterioration in the Bank’s risk-based capital ratios or adjustments to the base assessment rates could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

Negative public opinion could damage our reputation and adversely affect earnings.

Reputation risk, or the risk to our business, earnings and capital from negative public opinion, is inherent in our operations. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions, and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to keep and attract clients and employees and can expose us to litigation and regulatory action and adversely affect our results of operations. Although we take steps to minimize reputation risk in dealing with clients and communities, this risk will always be present given the nature of our business.

We are subject to a variety of operational risks, including reputational risk, legal risk and regulatory and compliance risk, and the risk of fraud or theft by employees or outsiders, which may adversely affect business and results of operations.

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

Our business involves storing and processing sensitive consumer and business customer data. If personal, nonpublic, confidential or proprietary information of customers in its possession were to be mishandled or misused, we could suffer significant regulatory consequences, reputational damage and financial loss. Such mishandling or misuse could include, for example, if such information were erroneously provided to parties who are not permitted to have the information, either by fault of our systems, employees or counterparties, or where such information is intercepted or otherwise inappropriately taken by third parties.

Because the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified. Our necessary dependence upon automated systems to record and process transactions and its large transaction volume may further increase the risk that technical flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. We also may be subject to disruptions of operating systems arising from events that are wholly or partially beyond our control, such as computer viruses, electrical or telecommunications outages, natural disasters, or other damage to property or physical assets which may give rise to disruption of service to customers and to financial loss or liability. We are further exposed to the risk that its external vendors may be unable to fulfill our contractual obligations, or will be subject to the same risk of fraud or operational errors by their respective employees as it is, and to the risk that our, or our vendors’, business continuity and data security systems prove to be inadequate. The occurrence of any of these risks could result in a diminished ability to operate our business, as well as potential liability to clients, reputational damage and regulatory intervention, which could adversely affect our business, financial condition or results of operations.

Our operational or security systems may experience an interruption or breach in security.

We rely heavily on communications and information systems to conduct business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in customer relationship management, deposit, loan, and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

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

If our nonperforming assets increase, earnings will be adversely affected.

At December 31, 2014, our nonperforming assets (which consist of nonaccrual loans and other real estate owned) totaled $3.1 million, or 3.1% of total assets. At December 31, 2013, our nonperforming assets were $3.8 million, or 3.7% of total assets. Our nonperforming assets adversely affect our net income in various ways:

●	We do not record interest income on nonaccrual loans or real estate owned.
●	We must provide for probable loan losses through a current period charge to the provision for loan losses.
●	Noninterest expense increases when we must write down the value of properties in our other real estate owned portfolio to reflect changing market values.
●	There are legal fees associated with the resolution of problem assets, as well as carrying costs, such as taxes, insurance, and maintenance fees related to other real estate owned.
●	The resolution of nonperforming assets requires the active involvement of management, which can distract them from more profitable activity.

If additional borrowers become delinquent and do not pay their loans and we are unable to successfully manage our nonperforming assets, our losses and troubled assets could increase significantly, which could have a material adverse effect on our results of operations.

If we are unable to generate additional noninterest income, it could have a material adverse effect on our Business.

In order to thrive in a competitive banking market, we will need to general additional sources of noninterest income. For the years ended December 31, 2014 and 2013, we generated noninterest income of $424,095 and $225,144, respectively. Our largest component of noninterest income is residential loan origination fees. Due to the changes in mortgage loan underwriting and compensation regulations, as well as customer demand, there can be no assurance that the Bank will continue to generate additional residential loan origination fees.

We intend to enhance our ability to generate additional noninterest income, including through offering consumer finance, payments, digital banking and transaction services. We also expect to offer other products and services which may include secured credit cards, general purpose reloadable prepaid cards, loyalty cards and services. To the extent we propose to offer these services through the Bank, the Bank must obtain OCC nonobjection to expand its existing business model, and there can be no assurance that the Bank will receive OCC nonobjection or be successful in implementing the steps necessary to expand our business model. If we are unable to generate additional noninterest income by expanding our business model or through other means, it could have a material adverse effect on our business.

We have previously sustained losses from a decline in credit quality and may see further losses.

Our ability to generate earnings is significantly affected by the ability to properly originate, underwrite and service loans. We have previously sustained losses primarily because borrowers, guarantors or related parties have failed to perform in accordance with the terms of their loans and we failed to detect or respond to deterioration in asset quality in a timely manner. We could sustain additional losses for these reasons. Further problems with credit quality or asset quality could cause interest income and net interest margin to further decrease, which could adversely affect our business, financial condition and results of operations. We have identified credit deficiencies with respect to certain loans in our loan portfolio which were primarily related to the downturn in the real estate industry. As a result of the decline of the residential housing market, property values for this type of collateral have declined substantially. In response to this determination, we increased our loan loss reserve throughout 2010 and 2011 to a total loan loss reserve of $2.1 million, or 2.74% of gross loans, at December 31, 2011 to address the risks inherent within our loan portfolio. Throughout 2012 and 2013, we consistently applied our formulaic methodology in calculating the reserve, and because charge offs are beginning to drop, our reserve is gradually matching the experience factors. At December 31, 2014, our loan loss reserve was $1.0 million, or 1.50% of gross loans. Although credit quality indicators generally have shown signs of stabilization, further deterioration in the South Carolina real estate market as a whole or individual deterioration in the financial condition of our borrowers may cause management to adjust its opinion of the level of credit quality in our loan portfolio. Such a determination may lead to an additional increase in our provisions for loan losses, which could also adversely affect our business, financial condition, and results of operations.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market hurt our business.

As of December 31, 2014, approximately 75% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. Due to the weakened real estate market in our primary market area over the past few years, we experienced an increase in the number of borrowers who have defaulted on their loans and a reduction in the value of the collateral securing their loans, which in turn has adversely affected our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

We are subject to certain risks related to originating and selling mortgages. We may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, or borrower fraud, and this could harm our liquidity, results of operations and financial condition.

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

Making loans and other extensions of credit is an essential element of our business. Although we seek to mitigate risks inherent in lending by adhering to specific underwriting practices, our loans and other extensions of credit may not be repaid. The risk of nonpayment is affected by a number of factors, including:

●	the duration of the credit;
●	credit risks of a particular customer;
●	changes in economic and industry conditions; and
●	in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.

We attempt to maintain an appropriate allowance for loan losses to provide for potential losses in our loan portfolio. We periodically determine the amount of the allowance based on consideration of several factors, including, but not limited to:

●	an ongoing review of the quality, mix, and size of our overall loan portfolio;
●	historical loan loss experience;
●	evaluation of economic conditions;
●	regular reviews of loan delinquencies and loan portfolio quality;
●	ongoing review of financial information provided by borrowers; and
●	the amount and quality of collateral, including guarantees, securing the loans.

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

While we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances we have made loans which exceed either our internal underwriting guidelines, supervisory guidelines, or both. We are permitted to hold loans that exceed supervisory guidelines up to 100% of our regulatory capital. We have made loans that exceed our internal guidelines to a limited number of customers who have significant liquid assets, net worth, and amounts on deposit with the Bank. As of December 31, 2014, approximately $2.5 million of our loans, or a loan balance equal to 21.6% of the Bank’s regulatory capital, had loan-to-value ratios that exceeded regulatory supervisory guidelines. In addition, supervisory limits on commercial loan-to-value exceptions are generally set at 30% of the Bank’s capital. At December 31, 2014, $2.0 million of our commercial loans, or a loan balance equal to 17.0% of the Bank’s regulatory capital, exceeded the supervisory loan-to-value ratio. The number of loans in our portfolio with loan-to-value ratios in excess of supervisory guidelines, our internal guidelines, or both could increase the risk of delinquencies and defaults in our portfolio.

An economic downturn, in particular an economic downturn in South Carolina, could reduce our customer base, level of deposits, and demand for financial products such as loans.

Our success significantly depends upon the growth in population, income levels, deposits, and housing starts in our markets. The economic downturn over the past few years negatively affected the markets in which we operate in South Carolina and, in turn, the quality of our loan portfolio. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed. An economic downturn or prolonged recession would likely result in further deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business. Interest received on loans represented approximately 94% of our interest income for the year ended December 31, 2014. If we experience an economic downturn or a prolonged economic recession occurs in the economy as a whole, borrowers will be less likely to repay their loans as scheduled. Moreover, in many cases the value of the real estate or other collateral that secures our loans was adversely affected by the economic conditions over the past few years, and an economic downtown or a prolonged economic recession could further negatively affect such values. Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. An economic downturn could, therefore, result in losses that materially and adversely affect our business.

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

The Bank faces increased risk under the terms of the CRA as it accepts additional deposits in new geographic markets.

Under the terms of the CRA, each appropriate federal bank regulatory agency is required, in connection with its examination of a bank, to assess such bank’s record in assessing and meeting the credit needs of the communities served by that bank, including low- and moderate-income neighborhoods. During these examinations, the regulatory agency rates such bank’s compliance with the CRA as “Outstanding,” “Satisfactory,” “Needs to Improve” or “Substantial Noncompliance.” The regulatory agency’s assessment of the institution’s record is part of the regulatory agency’s consideration of applications to acquire, merge or consolidate with another banking institution or its holding company, or to open or relocate a branch office. As the Bank accepts additional deposits in new geographic markets, the Bank will be required to maintain an acceptable CRA rating. Maintaining an acceptable CRA rating may become more difficult as the Bank’s deposits increase across new geographic markets.

Risks Related to our Digital Banking, Payments & Transaction Services Businesses

We may face regulatory restrictions and other obstacles in expanding and growing our business model.

Our aim is to expand and grow our digital banking, payments and transaction services business as well as our consumer finance business. The Bank is subject to oversight by the OCC, and the Company is subject to oversight by the Federal Reserve, and, therefore, in many cases we must obtain prior approval or nonobjection to engage, grow, or expand our business activities. There can be no assurances that these approvals or nonobjections can be obtained or that, if they are obtained, they would be on terms that would allow us to engage in the proposed activities to the extent requested in our application.

Even if we do receive regulatory approval, there can be no assurance that we will be successful in implementing the steps necessary to expand and grow our business model. Revenues, if any, from the expanded business model may occur materially later than initial expenses from the implementation of the expanded business model. As a result, we may incur material operating losses during development, and these expenses may not be recouped if we are unsuccessful in implementation. In addition, we will remain subject to supervision by the OCC and the Federal Reserve, and this supervision could affect our ability to expand our business model. For example, the OCC or the Federal Reserve could limit our growth if it believes we are growing too quickly, especially in comparison to our banking business, or without sufficient internal controls, or it could limit the expansion of our business model if it were to conclude that we lack appropriate managerial resources and expertise, risk management controls, policies, and procedures, and other assessment tools.

We will need to raise a significant amount of additional capital in order to implement our growth objective to expand our business and that capital may not be available on favorable terms, if at all.

Our growth objective in expanding our business model requires additional capital. The Company does not currently generate internal capital to finance such objectives. Future business opportunities are intended to include both traditional banking services as well as opportunities in consumer finance, transaction processing services, digital payments and mobile banking. Therefore, we will need additional capital in the near future, primarily in the form of common equity, in order to complete development and implement our new business model and to support our growth and operations. Our ability to raise additional capital will depend on a number of factors, including conditions in the capital markets, which are outside of our control. There is a risk we will not be able to raise the capital we need at all or upon favorable terms. If we cannot raise this additional capital, we will not be able to implement our growth objective for our business, and we may be subject to increased regulatory supervision and restriction. These restrictions would most likely have a material adverse effect on our ability to grow and expand which would negatively impact our financial condition and results of operations.

Even if we are successful in raising a significant amount of additional capital, we expect operating losses on a consolidated basis to continue for a significant period of time as the Company continues to invest in product research and development and customer marketing. At times, these operating losses could be significant. On an unconsolidated basis, we continue to prioritize maintaining sustainable profitability at the Bank level, even if other operating subsidiaries or the Company operate at a loss. The Company seeks to maintain capital resources at both the Bank and at the Company, as well as at any future subsidiary, to adequately finance their operations. In order to maintain adequate capital resources and grow our business, the Company may pursue additional financings, even if we are successful in raising a significant amount of additional capital in the near future. These financings may include the offering of additional common shares, preferred shares, or the issuance of debt. These issuances would dilute the percentage ownership interests of our shareholders and could dilute the per share book value of our common stock. In addition, new investors could have rights, preferences, and privileges senior to our common stock, which may also adversely impact our current shareholders.

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

Our chief executive officer is also a principal of MPIB and, as such, we may be the subject of litigation in connection with MPIB, including allegations that there was a conflict of interest.

Gordon A. Baird is the Company’s chief executive officer. Mr. Baird is also a member of MPIB, which he formed in July 2011. If we were to purchase any assets of MPIB, including intellectual property, it would be characterized as an affiliated transaction. In conjunction with its affiliated transaction policy, our board of directors appointed a committee of independent directors to engage in negotiations on our behalf with Mr. Baird and MPIB. The Company also engaged a nationally recognized valuation and accounting firm to assist in its due diligence of MPIB. Mr. Baird has not negotiated on our behalf with MPIB, and MPIB has engaged its own legal counsel. Nevertheless, because Mr. Baird is our chief executive officer, we may be subject to allegations that there was a conflict of interest arising between the duties of Mr. Baird in his role as our chief executive officer and his own personal financial and business interests as the managing member of MPIB and we may be subject to claims that the purchase price or other terms of any transaction were not fair to or in the best interest of our shareholders.

The proposed asset purchase may not materialize as we hope and could have an adverse effect on our business.

The asset purchase being negotiated with MPIB involves significant challenges and risks, including that the transaction will not advance our business, that we will not realize a satisfactory return on our investment, that we experience difficulty integrating new business systems, and technology or that the transaction diverts management’s attention from our traditional banking business. Failure to manage and successfully integrate the purchased assets could materially harm our business and operating results, and there can be no assurance that pre-acquisition due diligence identified all possible issues that might arise with respect to the purchased assets.

We may not be able to attract and retain qualified personnel.

We anticipate that the success of implementing our expanded business model will be largely dependent upon our executive management team members, including Gordon A. Baird, as well as other senior executives. We will need to attract senior industry professionals with extensive banking, payment, credit, technology, and marketing expertise to join our board of directors and executive management team, and we may lack the capital or other resources necessary to recruit or retain these professionals. If we fail to attract and retain these industry professionals, we may not be able to expand our business model, which could have a material adverse effect on our business, financial condition, and results of operations. Moreover, even if we are able to grow and expand our management team by attracting these industry professionals, the resources required to retain these employees may adversely affect our operating margins. We anticipate that, we are successful in raising a material amount of additional capital and growing our business, our compensation structure, as well as our levels of compensation, will materially increase.

We may not be able to manage growth, which may adversely affect results of operations and financial condition.

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

If we expand our business to include digital banking, payments and transaction services, we expect that we will obtain essential technological and customer services support for the systems we use from third-party providers. We also outsource check processing, check imaging, electronic bill payment, statement rendering, internal audit and other services to third-party vendors. While we believe that such providers will be able to continue to supply us with these essential services, they may be unable to do so in the short term or at prices or costs that are favorable to us, or at all. In addition, our agreements with each service provider are generally cancelable without cause by either party upon specified notice periods. If one of our third-party service providers terminates its agreement with us and we are unable to replace it with another service provider, our operations may be interrupted. In particular, while we believe that we will be able to secure alternate providers for most of this essential technological and customer services support in a relatively short time frame, qualifying alternate providers or developing our own replacement technology services may be time consuming, costly, and may force us to change our services offered. If an interruption were to continue for a significant period of time, our earnings could decrease, we could experience losses, and we could lose customers. In addition, we are obligated to exercise comprehensive risk management and oversight of third-party providers involving critical activities, including through the adoption of risk management processes commensurate with the level of risk and complexity of our third-party providers. As we develop and expand our new business model and our dependence on third-party providers increases, we will need more robust compliance policies and procedures to monitor our new business.

We will need to adequately protect our brand and the intellectual property rights related to our products and services and avoid infringing or misappropriating the intellectual property rights of others.

Our brand will be important to our business, and we intend to use trademark restrictions and other means to protect it. Our business would be harmed if we were unable to protect our brand against infringement and its value was to decrease as a result. We have filed several patents with the U.S. Patent and Trademark Office, and we will rely on a combination of trademark and copyright laws, trade secret protection and confidentiality and license agreements to protect the intellectual property rights related to our products and services. There is no guarantee that any of our patent applications will result in issued patents, or if they do that they will be sufficient to allow us to enforce our rights against third parties or effectively compete. Some of our intellectual property rights may not be protected by intellectual property laws at all, particularly in foreign jurisdictions. Additionally, third parties may challenge, invalidate, circumvent, infringe, misappropriate or challenge our rights in our proprietary technology and intellectual property, or such proprietary technology or intellectual property may not be sufficient to permit us to take advantage of current market trends or otherwise to provide competitive advantages, which could result in costly redesign efforts, discontinuance of certain offerings or other competitive harm. Others, including our competitors, may independently develop similar technology, duplicate our products or services or design around our intellectual property, and in such cases we could not assert our intellectual property rights against such parties. Further, our contractual arrangements may not effectively prevent disclosure of our confidential information or provide an adequate remedy in the event of unauthorized disclosure of our confidential information. We may have to litigate to enforce or determine the scope and enforceability of our intellectual property rights, trade secrets and know-how, which is expensive, could cause a diversion of resources and may not prove successful. Also, aspects of our business and our products and services rely on technologies and intellectual property rights developed by or licensed from third parties, and we may not be able to obtain or continue to obtain licenses or access to such technologies or intellectual property from these third parties on reasonable terms or at all. The loss of our intellectual property or the inability to secure or enforce our intellectual property rights could harm our business, results of operations, financial condition and prospects.

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

Additionally, in recent years, individuals and groups have been purchasing intellectual property assets for the sole purpose of making claims of infringement and attempting to extract settlements from companies like ours. Claims of intellectual property infringement also might require us to redesign affected products or services, enter into costly settlement or license agreements, pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling certain of our products or services. Even if we have an agreement for indemnification against such costs, the indemnifying party, if any, in such circumstances, may be unable to uphold its contractual obligations. Moreover, in some cases, we may be required to indemnify our customers or other third parties from third party claims of infringement, misappropriation or other violation of intellectual property rights. Our inability to defend successfully against an infringement or misappropriation action could harm our business, results of operations, financial condition and prospects.

Additionally, we or our partners may use open source software in connection with our products and services. Companies that incorporate open source software into their products have, from time to time, faced claims challenging the ownership of open source software. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software. Some open source software licenses require users who distribute open source software as part of their software to publicly disclose all or part of the source code to such software and/or make available any derivative works of the open source code on unfavorable terms or at no cost. Any requirement to disclose our proprietary source code could be harmful to our business, financial condition and results of operations.

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

Our business relies on the secure electronic transmission, storage, and hosting of sensitive information, including financial information and other sensitive information relating to our customers. As a result, we face the risk of a deliberate or unintentional incident involving unauthorized access to our computer systems that could result in misappropriation or loss of assets or sensitive information, data corruption, or other disruption of business operations. To our knowledge, the Company has not experienced a data breach. In light of this risk, we have devoted significant resources to protecting and maintaining the confidentiality of our information, including implementing security and privacy programs and controls, training our workforce, and implementing new technology. We have no guarantee that these programs and controls will be adequate to prevent all possible security threats. We believe that any compromise of our electronic systems, including the unauthorized access, use, or disclosure of sensitive information or a significant disruption of our computing assets and networks, would adversely affect our reputation and our ability to fulfill contractual obligations, and would require us to devote significant financial and other resources to mitigate such problems, and could increase our future cyber security costs. Moreover, unauthorized access, use or disclosure of such sensitive information could result in significant contractual, supervisory or other liability, or exposure of our trade secrets or other confidential or proprietary information. In addition, any real or perceived compromise of our security or disclosure of sensitive information may result in lost revenues by deterring customers from using or purchasing our products and services in the future or prompting them to use competing service providers.

Our success depends in part on timely introduction of new products and technologies and our results can be impacted by the effectiveness of our significant investments in new products and technologies.

The markets for certain of our products are characterized by rapidly changing technologies and evolving industry standards. In addition, new technologies and new competitors continue to enter our markets at a faster pace than we have experienced in the past, resulting in increased competition. New products are expensive to develop and bring to market and additional complexities are added when this process is outsourced as we have done in many cases. Our success depends, in substantial part, on the timely and successful introduction of new products and upgrades of current products to comply with emerging industry standards, laws and regulations, and to address competing technological and product developments carried out by our competitors. The research and development of new, technologically-advanced products is a complex and uncertain process requiring high levels of innovation and investment, as well as the accurate anticipation of technology and market trends. Many of our products and systems are complex and we may experience delays in completing development and introducing new products or technologies in the future. We may focus resources on technologies that do not become widely accepted or are not commercially viable or involve compliance obligations with additional areas of regulatory requirements.

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

We plan to continue to expand our solutions and services business by offering additional and expanded managed services for existing and new types of customers. The offering of services involves the integration of multiple services, multiple vendors and multiple technologies, requiring that we partner with other solutions and services providers, often on multi-year projects. In some cases we must compete with a company in some business areas and cooperate with the same company in other business areas. From time to time such projects may require that we form a joint venture with our partners. Risks associated with expanding our managed services offerings include:

●	We may be required to agree to specific performance metrics that meet the customer’s requirement for network security, availability, reliability, maintenance and support and, in some cases, if these performance metrics are not met we may not be paid.
●	The managed services business is one characterized by large subcontracting arrangements and we may not be able to obtain favorable contract terms or adequate indemnities or other protections from our subcontractors to adequately mitigate our risk to our customers.
●	Expansion will bring us into contact with new regulatory requirements and restrictions with which we will have to comply and may increase the costs and delay or limit the range of new solutions and services which we will be able to offer.

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

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various regulatory agencies. We are subject to Federal Reserve regulation. The Bank is subject to extensive regulation, supervision, and examination by our primary federal regulators, the OCC and the FDIC, the regulating authority that insures customer deposits. Also, as a member of the FHLB, the Bank must comply with applicable regulations of the Federal Housing Finance Board and the FHLB. Regulation by these agencies is intended primarily for the protection of the Bank’s depositors and the Deposit Insurance Fund and not for the benefit of our shareholders. The Bank’s activities are also regulated under consumer protection laws applicable to its lending, deposit, and other activities. A sufficient claim against the Bank under these laws could have a material adverse effect on our results of operations.

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

On July 21, 2010, the President signed the Dodd-Frank Act into law, which made wide-ranging changes to the regulation and supervision of banking and other financial institutions. Although much of the Dodd-Frank Act is designed to address systemic risks presented by the very largest banking and financial institutions, the law has begun to have an impact on the ways in which we do business. As the regulators continue to implement the law, they may impose new costs that will adversely affect the results of our operations. The Dodd-Frank Act notably creates a new Consumer Financial Protection Bureau with the power to write new regulations to implement provisions in the Dodd-Frank Act relating to consumer credit and to interpret existing consumer financial laws and regulations, such as the Truth in Lending Act. The OCC will continue to monitor the Bank’s compliance with all new rules and the regulations, but the CFPB may participate in OCC examinations on a “sampling basis” and may refer potential enforcement actions against the Bank to the OCC. Certain aspects of our business and operations could be affected in particular by the Dodd-Frank Act and the implementing regulations, as follows:

●	Residential Real Estate Loans and Home Equity Loans. Title XIV of the Dodd-Frank Act imposes a wide range of new underwriting and disclosure requirements on most residential mortgage lending, and the CFPB recently complete a series of rulemakings to implement these provisions, most of which took effect in January 2014. The new regulations have resulted in changes to our underwriting of residential mortgage loans and to our disclosures. Although we do not originate loans secured by first mortgages in any significant amount, the new rules also apply to second mortgage loans and, to a limited extent, to the HELOCs that we offer. Because the rules have only recently taken effect, we have not been able to assess their full impact, but it is possible that they will increase the costs of originating mortgage loans and HELOCs.
●	Consumer Loans. Although the Dodd-Frank Act does not explicitly require changes to the rules governing loans to consumers (other than residential mortgage loans and HELOCs), the statute transfers authority for writing the federal rules governing such loans to the CFPB from the Federal Reserve. The CFPB is perceived generally to take a more aggressive approach to the substance and application of these rules, and any changes made by the CFPB likely would impose additional compliance costs on our consumer lending business. In addition, any regulations issued by the CFPB to implement its authority to prohibit “abusive” practices, as well as unfair or deceptive ones, could result in new restrictions on and reduced profits from our consumer lending. We also could be exposed to civil actions in federal district court by the South Carolina Attorney General which (like all state attorneys general) received additional enforcement authority over national (and state) banks in the Dodd-Frank Act.
●	Debit Cards. A provision of the Dodd-Frank Act, popularly known as the Durbin Amendment, directed the Federal Reserve to place limits on the interchange fees that the issuers of debit cards may charge to merchants. The Federal Reserve finalized regulations in 2011 that had the effect of reducing the economic return on our debit card business. Since that time, a group of merchants has challenged the regulations in court, seeking to require the Federal Reserve to amend the regulation to further limit interchange fees. The litigation has been largely unsuccessful so far, but the litigation has not yet come to a conclusion. It remains possible that as a result of the litigation or for other reasons, the Federal Reserve will impose greater restrictions on the interchange fees that we may charge, which would adversely affect the return on our debit card business.
●	Insured Deposits. The modifications in the Dodd-Frank Act to the assessment base on which the FDIC calculates the Bank’s deposit insurance premiums may over time make the Bank’s deposit business more costly, which could have an adverse effect on our overall profitability.
●	Executive Compensation. The Dodd-Frank Act gives shareholders of public companies non-binding or advisory votes on certain executive compensation matters, which a board of directors takes into account as appropriate. These provisions could hinder our ability to recruit, hire, and retain qualified senior management.
●	Preemption. The Bank’s lending business relies in part on the preemption of South Carolina law by federal law, including the National Bank Act and the regulations of the OCC. The Dodd-Frank Act places restrictions on the preemption doctrine. Although the impact on national banks of the changes to the preemption doctrine has yet to be fully assessed, it is possible that the provisions of the Dodd-Frank addressing preemption could require changes to the Bank’s lending business.

New capital rules that were recently issued generally require insured depository institutions and their holding companies with total consolidated assets of $500 million or more to hold more capital. The impact of the new rules on our financial condition and operations is uncertain but could be materially adverse.

On July 2, 2013, the Federal Reserve adopted a final rule for the Basel III capital framework and, on July 9, 2013, the OCC also adopted a final rule. The FDIC adopted the same provisions in the form of an “interim final rule” on July 9, 2013, and adopted the rule in fully final form on April 8, 2014. These rules substantially amend the regulatory risk-based capital rules applicable to the Bank. The rules phase in over time and will become fully effective in 2019. The new capital rules, as well as the existing rules, do not apply to bank holding companies with pro forma consolidated assets of less than $500 million and that are not engaged in either significant nonbanking activities or significant off-balance sheet activities. We currently qualify for this exemption, but could become subject to the rules in future if the Federal Reserve Board were to deem any new activity that we undertake to be a significant nonbanking or off-balance sheet activity. Even if we are not directly subject to the capital rules, however, because the Bank is our sole operating subsidiary, changes to the Bank’s capital by virtue of the new capital rule or otherwise will have a direct effect on our capital levels.

The final rules increase capital requirements and generally include two new capital measurements that will affect the Bank, a risk-based common equity Tier 1 ratio and a capital conservation buffer. Common Equity Tier 1 (“CET1”) capital is a subset of Tier 1 capital and is limited to common equity (plus related surplus), retained earnings, accumulated other comprehensive income and certain other items. Other instruments that have historically qualified for Tier 1 treatment, including non-cumulative perpetual preferred stock, are consigned to a category known as Additional Tier 1 capital and must be phased out over a period of nine years beginning in 2014. If we become subject to the new rules, the rules permit bank holding companies with less than $15 billion in assets to continue to include trust preferred securities and non-cumulative perpetual preferred stock issued before May 19, 2010 in Tier 1 capital, but not CET1. Tier 2 capital consists of instruments that have historically been placed in Tier 2, as well as cumulative perpetual preferred stock.

The final rules adjust all three categories of capital by requiring new deductions from and adjustments to capital that will result in more stringent capital requirements and may require changes in the ways the Bank does business. Among other things, the current rule on the deduction of mortgage servicing assets from Tier 1 capital has been revised in ways that are likely to require a greater deduction than the Bank currently makes and that will require the deduction to be made from CET1. This deduction phases in over a three-year period from 2015 through 2017. The Bank closely monitors its mortgage servicing assets, and it expects to maintain its mortgage servicing asset at levels below the deduction thresholds by a combination of sales of portions of these assets from time to time either on a flowing basis as the Bank originates mortgages or through bulk sale transactions. Additionally, any gains on sale from mortgage loans sold into securitizations must be deducted in full from CET1. This requirement phases in over three years from 2015 through 2017. Under the earlier rule and through 2014, no deduction is required.

As of January 1, 2015, the minimum capital requirements for the Bank are (i) a CET1 ratio of 4.5%, (ii) a Tier 1 capital (CET1 plus Additional Tier 1 capital) of 6% (up from 4%) and (iii) a total capital ratio of 8% (the current requirement). The Bank’s leverage ratio requirement is 4%. Beginning in 2016, a capital conservation buffer will phase in over three years, ultimately resulting in a requirement of 2.5% on top of the CET1, Tier 1 and total capital requirements, resulting in a required CET1 ratio of 7%, a Tier 1 ratio of 8.5%, and a total capital ratio of 10.5%. Failure to satisfy any of these three capital requirements will result in limits on the Bank’s payment of dividends to us and the payment of discretionary bonuses. These limitations will establish a maximum percentage of eligible retained income that the Bank could use for such actions. Limits on the Bank’s ability to pay dividends or discretionary bonuses or to make capital distributions are likely in turn to affect our ability to take similar actions. While the final rules will result in higher regulatory capital standards, it is difficult at this time to predict when or how any new standards will ultimately be applied to us or the Bank.

In addition to the higher required capital ratios and the new deductions and adjustments, the final rules increase the risk weights for certain assets, meaning that the Bank has to hold more capital against these assets. For example, commercial real estate loans that do not meet certain new underwriting requirements must be risk-weighted at 150%, rather than the prior 100%. There are also new risk weights for unsettled transactions and derivatives. The Bank also is now required to hold capital against short-term commitments that are not unconditionally cancelable; previously, there are no capital requirements for these off-balance sheet assets. All changes to the risk weights took effect in full in 2015.

In addition, in the current economic and regulatory environment, bank regulators may impose capital requirements on bank holding companies and banks that are more stringent than those required by applicable existing regulations. If the Federal Reserve board were, for example, to rescind the Small Bank Holding Company Policy Statement, we would lose our current exemption from the existing and new capital requirements. The application of more stringent capital requirements for us or the Bank could, among other things, result in lower returns on invested capital, require the issuance of additional capital, and result in regulatory actions if we or the Bank were unable to comply with such requirements. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital or additional capital conservation buffers, could result in management modifying our or the Bank’s business strategy and could limit our or the Bank’s ability to make distributions, including paying dividends or buying back our shares.

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

Federal and state fair lending laws and regulations, such as the Equal Credit Opportunity Act and the Fair Housing Act, impose nondiscriminatory lending requirements on financial institutions. The Department of Justice, CFPB and other federal and state agencies are responsible for enforcing these laws and regulations. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. A successful challenge to our performance under the fair lending laws and regulations could adversely affect the Bank’s rating under the CRA and result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on merger and acquisition activity and restrictions on expansion activity, which could negatively impact our reputation, business, financial condition and results of operations.

The Federal Reserve may require us to commit capital resources to support the Bank.

The Federal Reserve requires a bank holding company to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. In addition, the Dodd-Frank Act directs the federal bank regulators to require that all companies that directly or indirectly control an insured depository institution serve as a source of strength for the institution. Under these requirements, in the future, we could be required to provide financial assistance to the Bank if the Bank experiences financial distress.

A capital injection may be required at times when we do not have the resources to provide it, and therefore we may be required to borrow the funds. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the holding company’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by the holding company in order to make the required capital injection becomes more difficult and expensive and will adversely affect the holding company’s cash flows, financial condition, results of operations and prospects.

The downgrade of the U.S. credit rating could negatively impact our business, results of operations and financial condition.

Recent U.S. debt ceiling and budget deficit concerns, together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns in the U.S. Although U.S. lawmakers passed legislation to raise the federal debt ceiling in 2011, Standard & Poor’s Ratings Services lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+” in August 2011. The impact of any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. The U.S. government has adopted legislation to suspend the debt limit numerous times since January 2013. Currently, the debt ceiling was suspended without conditions through March 15, 2015, but was reinstated on that date and is currently in place. Moody’s and Fitch have each warned that they may downgrade the U.S. government’s rating if the federal debt is not stabilized. A downgrade of the U.S. government’s credit rating or a default by the U.S. government to satisfy its debt obligations likely would create broader financial turmoil and uncertainty, which would weigh heavily on the global banking system. It is possible that any such impact could have a material adverse effect on our business, results of operations and financial condition.

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

Substantially all of our revenue is generated by the Bank, and consequently, as the parent company of the Bank, we receive substantially all of our revenue as dividends from the Bank. We are currently prohibited from paying dividends without the prior approval Federal Reserve Bank of Richmond. There can be no assurance such approvals would be granted or with regard to how long these restrictions will remain in place. In the future, any declaration and payment of cash dividends will be subject to the board’s evaluation of our operating results, financial condition, future growth plans, general business and economic conditions, and tax and other relevant considerations. The payment of cash dividends by us in the future will also be subject to certain other legal and regulatory limitations (including the requirement that our capital be maintained at certain minimum levels) and ongoing review by our banking regulators.

We may issue additional shares of common stock to our executive officers, other employees, and directors as equity compensation, which may reduce certain shareholders’ ownership.

On February 27, 2013, we adopted a new equity incentive plan, the Independence Bancshares, Inc. 2013 Equity Incentive Plan (the “2013 Incentive Plan”), and we amended the Independence Bancshares, Inc. 2005 Stock Incentive Plan (the “2005 Incentive Plan”) to cap the number of shares issuable thereunder. The 2013 Incentive Plan reserves 2,466,720 shares for the issuance of equity compensation awards, including stock options, to our executive officers, other employees, and directors and includes an evergreen provision that provides that the number of shares of common stock available for issuance under the 2013 Incentive Plan automatically increases each time we issue additional shares of common stock so that the number of shares available for issuance under the 2013 Incentive Plan (plus any shares reserved under the 2005 Incentive Plan) continues to equal 20% of our total outstanding shares on an as-diluted basis. The 2013 Incentive Plan is an omnibus plan and therefore also provides for the issuance of other equity compensation, including restricted stock and stock appreciation rights, to our employees and directors. We anticipate that we will grant awards for virtually all of these shares to our executive officers, other employees, and directors over the next two years. In addition, we anticipate that the 2013 Incentive Plan may be amended in the future to accommodate future hires by increasing the amount and percentage that can be reserved under the plan. There is also a risk that if we conduct a stock buy-back in the future that the 20% threshold could be exceeded as a result of our repurchasing outstanding shares.

There is no liquid market for our shares.

There is currently no established trading market for our common stock. As a result, any investor in shares of our common stock may find it difficult or impossible to resell such shares.

Our securities are not FDIC insured.

Our securities, including the outstanding shares of common stock, are not savings or deposit accounts or other obligations of ours and are not insured by the Deposit Insurance Fund, the FDIC, or any other governmental agency, and therefore are subject to investment risk, including the possible loss of the entire investment.

If securities or industry analysts publish inaccurate or unfavorable research about our business, our stock price could decline.

The trading market for the common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who cover us downgrades the common stock or publishes inaccurate or unfavorable research about our business, the common stock price would likely decline.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

Our principal executive offices consist of 6,500 square feet of leased space in downtown Greenville, South Carolina. The Company also leases an office located in New York, New York on a month to month basis. The Bank has two branch offices located in Taylors, South Carolina, and Simpsonville, South Carolina. We lease our Greenville and Taylors offices in South Carolina, as well as our office in New York. We believe these premises will be adequate for present and anticipated needs and that we have adequate insurance to cover our owned and leased premises. For each property that we lease, we believe that upon expiration of the lease we will be able to extend the lease on satisfactory terms or relocate to another acceptable location.

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

The following table sets forth for the period indicated the high and low bid prices for our common stock reported by the OTC Bulletin Board for the periods indicated:

2014	High	Low
Fourth Quarter	0.88	0.41
Third Quarter	1.60	0.90
Second Quarter	2.60	1.89
First Quarter	2.60	1.55

2013
Fourth Quarter	2.50	1.50
Third Quarter	3.00	1.00
Second Quarter	1.00	0.91
First Quarter	1.77	0.90

As of April 15, 2015, there were 20,502,760 shares of common stock outstanding held by approximately 580 shareholders of record.

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

Equity-Based Compensation Plan Information

For information regarding equity-based compensation awards outstanding and available for future grants at December 31, 2014, see Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” included in this Annual Report on Form 10-K.

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

The Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has reported losses from operations during 2014 and 2013, primarily due to expenses incurred related to the transaction services segment, and credit write-downs and losses on REO sold. The Company’s short term liabilities are greater than its short term assets (independent of assets and liabilities held by the Bank). See Note 19 for additional information on the Company’s business segments. Without raising additional capital, the Company will not be able to sustain its current rate of investment, operations and business. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Due to regulatory restrictions, the Bank may not be a source of cash or capital for affiliates and may not be relied on as a source of financing. The foregoing discussion is a summary only and is qualified by reference to the report of the Company’s independent registered public accounting firm, Elliott Davis Decosimo, LLC, on page F-2 and the disclosure in other sections of this Form 10-K, including this section, the Risk Factors and our financial statements.

The Company’s ability to raise capital will depend on conditions in the capital markets, which are outside of the control of management, as well as the Company’s financial condition, business plan, regulatory status, management, customer activity and market trends. There is a risk the Company will not be able to raise the capital it needs at all or upon favorable terms. If the Company cannot raise this additional capital, management will not be able to implement parts of its business objectives.

The Consolidated Company

At December 31, 2014, we had total assets of $100.7 million, a decrease of $3.6 million, or 3.4%, from total assets of $104.3 million at December 31, 2013. This decrease in assets was primarily driven by a decrease in investment securities of $4.5 million and a decrease in cash and due from banks of $1.3 million, partially offset by an increase in net loans (including loans held for sale) of $4.7 million. Total assets at December 31, 2014 consisted of cash and due from banks of $5.3 million, federal funds sold of $5.6 million, investment securities available for sale of $15.6 million, non-marketable equity securities of $609,650, property, equipment and software of $2.4 million, other real estate owned and repossessed assets of $2.6 million, loans net of allowances for loan losses of $68.0 million, and accrued interest receivable and other assets of $355,307. Total liabilities at December 31, 2014 were $91.3 million compared to $90.0 million at December 31, 2013, an increase of $1.3 million, or 1.5%. At December 31, 2014, liabilities consisted of deposits of $82.9 million, Federal Home Loan Bank advances of $5,000,000, note payable of $600,000, securities sold under agreements to repurchase of $153,603, and accrued interest payable and accounts payable and accrued expenses of $2.7 million. Shareholders’ equity at December 31, 2014 was $9.4 million, compared to $14.3 million at December 31, 2013, a decrease of $4.9 million or 34.2%. This decrease was primarily a result of the recognition of a net loss of $6.5 million partially offset by the increase in the unrealized gain on investment securities of $1.2 million.

Our net loss for the year ended December 31, 2014 was $6,500,256, or $0.32 per share, an increase in loss of $472,507, or 7.8%, compared to a net loss of $6,027,749 for the year ended December 31, 2013, or $0.30 per share. Although the Bank was profitable for the whole year, the Company’s increase in net loss for the year was primarily driven by an increase in non-interest expenses. Product research and development increased $1.9 million, real estate owned activity decreased $938,963, which includes expenses to carry other real estate owned, gains and losses on sales of other real estate owned, and write-downs on other real estate owned, and compensation and benefits expenses increased $77,337, which includes expenses related to additional stock options granted and the filling of open positions during the year. Each of these components is discussed in greater detail below.

The Company

The Company’s cash balances, independent of the Bank, were $288,440 and its loans and real estate held for sale (which serve as collateral for the Company’s note payable of $600,000) were $1.2 million at December 31, 2014 compared to cash balances of approximately $2.4 million and real estate held for sale of $2.8 million at December 31, 2013. In addition, at December 31, 2013, the Company had loans held for investment of approximately $811,000 and loans held for sale of approximately $900,000. The loan held for investment was transferred to other real estate and the held for sale loans were sold prior to June 30, 2014. The Company’s accrued and other liabilities, independent of the Bank, were $2.5 million at December 31, 2014 compared to $530,741 at December 31, 2013. The decrease in liquid assets of approximately $2.3 million and the increase in payables of $2.0 million is due primarily to expenses incurred related to the transaction services segment. See “Note 21 — Parent Company Financial Information” for additional information related to the transaction services segment.

The Bank

At December 31, 2014, we had total assets at the Bank of $98.8 million compared to $99.3 million at December 31, 2013. The largest components of assets at the Bank are net loans, investment securities available for sale, other real estate owned, federal funds sold and cash and due from banks, which were $68.0 million, $15.6 million, $1.4 million, $5.6 million, and $5.1 million at December 31, 2014. Total assets at December 31, 2013 consisted of cash and due from banks of $6.5 million, federal funds sold of $7.9 million, investment securities available for sale of $20.1 million, nonmarketable equity securities of $424,200, property, equipment, and software of $2.5 million, OREO and repossessed assets of $2.5 million, net loans of $62.4 million, loans held for sale of $900,000, and accrued interest receivable and other assets of $1.0 million. Comparatively, our net loans, investment securities available for sale, other real estate owned, federal funds sold and cash and due from banks totaled $61.6 million, $20.1 million, $1.4 million, $7.9 million and $5.0 million, respectively, at December 31, 2013. At December 31, 2014, we had total liabilities at the Bank of approximately $88.3 million compared to approximately $90.0 million at December 31, 2013. The largest components of total liabilities at the Bank are deposits and FHLB advances, which were $83.0 million and $5.0 million, respectively. We have included a number of tables to assist in our description of our results of operations. For example, the “Average Balances” table shows the average balance during 2014 and 2013 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we have channeled a substantial percentage of our earning assets into our loan portfolio. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included a table to help explain this. Finally, we have included a number of tables that provide detail about our investment securities, our loans, and our deposits and other borrowings.

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

Markets in the United States and elsewhere have experienced extreme volatility and disruption for the last several years. These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes; and have resulted in substantially increased market volatility, loss of investor confidence and severely constrained credit and capital markets, particularly for financial institutions. Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans. Dramatic slowdowns in the housing industry, with falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions. Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance. However, over the past 21 months, we have seen a stabilization in delinquencies, defaults and foreclosures, as well as an increase in recoveries. The following discussion and analysis describes our performance in this challenging economic environment.

Throughout our discussion we have identified significant factors that we believe have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with our financial statements and the other statistical information included in this report.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in Note 1 to our audited consolidated financial statements as of December 31, 2014.

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

Provision and Allowance for Loan Losses

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

Research and Development

All costs incurred to establish the technological feasibility of computer software to be sold, leased or otherwise marketed as research and development are expensed as incurred. Once technological feasibility has been established, the subsequent costs of producing, coding and testing the products should be capitalized. The expensing of computer software costs is discontinued when the product is available for general release to customers. Currently, the Company has not achieved technological feasibility and is expensing all computer software purchases related to research and development. Once technological feasibility is reached, the Company will capitalize allowable costs as incurred until such point that the product is available for general release to customers.

Results of Operations

Net Interest Income

Net interest income is the Company’s primary source of revenue. Net interest income is the difference between interest earned on assets and interest paid on deposits and borrowings used to support such assets. Net interest income is determined by the rates earned on the Company’s interest-earning assets and the rates paid on its interest-bearing liabilities and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income was $3.6 million for the year ended December 31, 2014, an increase of $83,111, or 2.4%, over net interest income of $3.5 million in 2013. Although total interest income decreased by $95,091, or 2.4%, during the year, primarily due to a decrease in interest income on loans, partially offset by an increase in interest earned on investments, this decrease in interest income was more than offset by a $178,202 decrease in interest expense.

Our consolidated net interest margin for the year ended December 31, 2014 was 3.97%, a 47 basis point increase over the net interest margin for the year ended December 31, 2013 of 3.50%. The net interest margin is calculated as net interest income divided by year-to-date average earning assets. Earning assets averaged $91.0 million in 2014, a decrease of $9.6 million, or 9.5%, from $100.6 million in 2013. This decrease in earning assets is due to the $3.8 million decrease in investment securities available for sale and a decrease in federal funds sold of $6.5 million, partially offset by an increase in net loans between years of $774,038. Our yield on earning assets increased during the year, moving from 3.99% for the year ended December 31, 2013 to 4.32% for the year ended December 31, 2014. This increase is largely attributable to an increase in yield on investment securities available for sale. These increases were coupled with a decrease in the cost of interest-bearing liabilities, which moved from 0.55% for the year ended December 31, 2013 to 0.41% for the year ended December 31, 2014. The decline in this area was a result of several factors, including the repricing of deposits, specifically money market accounts and retail time deposits, which decreased to a rate of 0.24% and 0.66%, respectively, for the year ended December 31, 2014 from 0.31% and 0.77%, respectively, for the year ended December 31, 2013. In pricing deposits, we considered our liquidity needs, the direction and levels of interest rates and local market conditions. At times, higher rates are paid initially to attract deposits. Borrowings averaged $2.6 million for the year ended December 31, 2014 compared to $2.8 million for the year ended December 31, 2013, primarily as a result of the FHLB advance and the note payable. Our net interest spread was 3.91% for 2014 compared to 3.45% in 2013. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

	For the Year Ended December 31,
	2014			2013
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest-earning assets:
Federal funds sold and other	$5,125,344	$34,505	0.68%	$11,667,644	$51,113	0.44%
Investment securities	19,225,587	495,403	2.58%	23,056,225	481,696	2.09%
Loans (1), (2)	66,635,561	3,388,060	5.10%	65,861,523	3,480,250	5.28%
Total interest-earning assets	90,986,482	3,917,968	4.32%	100,585,392	4,013,059	3.99%
Non-interest-earning assets	10,041,726			13,288,269
Total assets	$101,028,208			$113,873,661
Interest-bearing liabilities:
NOW accounts	$7,112,555	$9,689	0.14%	$6,965,863	$17,151	0.25%
Savings & money market	38,844,285	92,213	0.24%	42,248,283	131,128	0.31%
Time deposits (excluding brokered time
deposits)	28,085,586	184,351	0.66%	35,367,244	273,295	0.77%
Brokered time deposits	388,688	6,034	1.56%	1,594,158	24,700	1.55%
Total interest-bearing deposits	74,431,114	292,287	0.39%	86,175,548	446,274	0.52%
Borrowings	2,596,893	19,737	0.76%	2,753,124	43,952	1.60%
Total interest-bearing liabilities	77,028,007	312,024	0.41%	88,928,672	490,226	0.55%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	10,646,556			6,656,174
Other non-interest-bearing liabilities	924,433			278,501
Shareholders’ equity	12,429,212			18,010,314
Total liabilities and shareholders’ equity	$101,028,208			$113,873,661
Net interest spread			3.91%			3.45%
Net interest income/margin		$3,605,944	3.97%		$3,522,833	3.50%
____________________

(1)	Nonaccrual loans are included in average balances for yield computations.
(2)	Loans include $900,000 in loans classified as held for sale as of December 31, 2013.

	For the Year Ended December 31, 2012
	Average	Income/	Yield/
	Balance	Expense	Rate
Interest-earning assets:
Federal funds sold and other	$10,121,669	$46,093	0.46%
Investment securities	16,675,781	398,368	2.39%
Loans (1)	72,988,554	3,798,694	5.20%
Total interest-earning assets	99,786,004	4,243,155	4.25%
Non-interest-earning assets	11,787,915
Total assets	$111,573,919
Interest-bearing liabilities:
NOW accounts	$6,212,595	$22,330	0.36%
Savings & money market	39,825,189	277,265	0.70%
Time deposits (excluding brokered time deposits)	37,843,752	379,428	1.00%
Brokered time deposits	4,452,306	98,568	2.21%
Total interest-bearing deposits	88,333,842	777,591	0.88%
Borrowings	7,118,431	189,198	2.66%
Total interest-bearing liabilities	95,452,273	966,789	1.01%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	7,298,777
Other non-interest-bearing liabilities	225,344
Shareholders’ equity	8,597,525
Total liabilities and shareholders’ equity	$111,573,919
Net interest spread			3.25%
Net interest income/margin		$3,276,366	3.28%
____________________

(1)	Nonaccrual loans are included in average balances for yield computations.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following tables set forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	2014 Compared to 2013
	Total	Change in	Change in
	Change	Volume	Rate
Interest-earning assets:
Federal funds sold and other	$(16,608)	$(36,620)	$19,967
Investment securities	13,707	(88,038)	101,782
Loans (1), (2)	(92,190)	10,934	(90,204)
Total interest income	(95,091)	(113,724)	31,545
Interest-bearing liabilities:
Interest-bearing deposits	(153,987)	(79,884)	(74,525)
Borrowings	(24,215)	(2,373)	(21,908)
Total interest expense	(178,202)	(82,257)	(96,433)
Net Interest Income	$83,111	$(31,467)	$127,978

	2013 Compared to 2012
	Total	Total	Total
	Change	Change	Change
Interest-earning assets:
Federal funds sold and other	$5,020	$6,826	$(1,806)
Investment securities	83,328	138,023	(54,695)
Loans	(318,444)	(375,836)	57,392
Total interest income	(230,096)	(230,987)	891
Interest-bearing liabilities:
Interest-bearing deposits	(331,317)	(55,485)	(275,832)
Borrowings	(145,246)	(87,963)	(57,283)
Total interest expense	(476,563)	(143,448)	(333,115)
Net Interest Income	$246,467	$(87,539)	$334,006
____________________

(1)	Nonaccrual loans are included in average balances for yield computations.
(2)	Loans include $900,000 in loans classified as held for sale as of December 31, 2013.

Provision for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense to our consolidated statement of operations. We review our loan portfolio at least quarterly to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. Please see the discussion below under “Provision and Allowance for Loan Losses” for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance.

The provision, reversal of provision and allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

We recorded a reversal of provision for loan losses of $30,000 for the year ended December 31, 2014, a decrease of $135,424, or 128.5% from a provision for loan losses of $105,424 for the year ended December 31, 2013. The decrease in provision for loan losses is primarily due to the recognition of specific reserves during 2013 on three impaired loans, two of which were classified as held for sale, as well as due to the 2014 recovery of loan losses on two previously impaired loans, partially offset by the recognition of reserves for two loans. The allowance as a percentage of gross loans decreased to 1.50% at December 31, 2014 from 2.04% at December 31, 2013. This decline is due to payoffs in our commercial real estate portfolio which carries a higher historical loss ratio and consequently a higher reserve factor within our allowance model. Specific reserves were approximately $89,000 on impaired loans of $2.0 million as of December 31, 2014 compared to specific reserves of approximately $192,000 on impaired loans of $1.5 million as of December 31, 2013. As of December 31, 2014, the general reserve allocation was 1.41% of gross loans not impaired compared to 1.78% as of December 31, 2013. The provision for loan losses is discussed further below under “Provision and Allowance for Loan Losses.”

Non-interest Income

Non-interest income for the year ended December 31, 2014 was $440,758, an increase of 95.8% from non-interest income of $225,144 for the year ended December 31, 2013. Our largest component of non-interest income in 2014 is from residential loan origination fees, which were $191,384 for 2014, or approximately 45.1% of total non-interest income. Residential loan origination fees increased by $41,100, or 27.3%, during the year due to the changes in mortgage loan underwriting and compensation regulations as well as customer demand. The remaining increase is primarily due to the gain on sale of loans held for sale in 2014 of $118,452. There were no sales of loans held for sale during 2013.

For the year ended December 31, 2014, service fees on deposit accounts totaled $54,244, an increase of $12,769, or 30.8%, from 2013 due primarily to an increase in NSF/return check fees. Other income includes ATM surcharges, wire fees, commissions on insurance referrals, and other revenues recognized within the Transaction Services business segment. Other income was $75,646 for 2014, an increase of $42,261, or 126.6%, compared to $33,385 for the year ended December 31, 2013 due primarily to an increase in domestic wire fees and increases in revenues recognized within the Transaction Services business segment. The Company recognized approximately $17,000 in other income within the Transaction Services business segment during 2014 relating to revenue received under a contract with an independent third party to develop a proprietary mobile peer-to-peer payment service offering. No such noninterest income amounts were recognized during 2013.

The Company recognized a gain on sale of investment securities available for sale of approximately $1,000 during 2014. No such gains were recognized in 2013.

Non-interest Expenses

The following table sets forth information related to our non-interest expenses for the years ended December 31, 2014 and 2013.

	2014	2013
Compensation and benefits	$2,634,902	$2,557,565
Real estate owned activity	651,038	1,590,001
Occupancy and equipment	630,638	567,390
Insurance	281,503	394,056
Data processing and related costs	337,510	339,580
Professional fees	739,618	757,418
Product research and development	4,938,034	2,980,067
Other	363,715	484,225
Total non-interest expenses	10,576,958	$9,670,302

Non-interest expenses increased by $906,656, or 9.4%, for the year ended December 31, 2014. This increase was primarily due to increases in product research and development, occupancy and equipment expense, and compensation and benefits expense, partially offset by decreases in real estate owned activity and insurance expense. Product research and development expenses increased $1.9 million due to the expenses incurred to prepare for the implementation of our new strategic plan. Product research and development expenses consisted primarily of outside service fees to developers, software licenses, compensation expense, consulting fees and research and development expense. During 2014, real estate owned activity decreased by $938,963 primarily due to $582,109 of write-downs and losses incurred during 2014, which were charged against income as a result of our regular review of the fair value of repossessed property. Approximately $416,623 of these write downs were as a result of receiving updated appraisals for properties and the remainder of the losses were recognized when we sold properties at a loss. In addition, we had $6,341 in gains on real estate owned during 2014. No gains were recognized during 2013. Compensation and benefits increased due to $109,865 due to the filling of open positions in 2014, partially offset by a decrease of $76,180 in expense incurred related to the additional stock option expense recognized during 2014.

Income Tax Expense

No income tax benefit or expense was recognized for the year ended December 31, 2014 or 2013. Accounting literature states that a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized. The determination of whether a deferred tax asset is realizable is based on weighing all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified. During our September 30, 2010 quarterly analysis of the valuation allowance recorded against our deferred tax assets, we determined that it was not more likely than not that our deferred tax assets will be recognized in future years due to the continued decline in credit quality and the resulting impact on net interest margin, increased net losses, and negative impact on capital as a result of provision for loan losses and write-downs on other real estate owned, and booked a 100% valuation allowance against the deferred tax asset. During 2014 and 2013, we experienced losses from our product research and development segment. We will continue to analyze our deferred tax assets and related valuation allowance each quarter taking into account performance compared to forecast and current economic or internal information that would impact forecasted earnings. In February 2015, we recognized approximately $5,100 in state income taxes due with the Bank’s state tax return.

Balance Sheet Review

Investments

The purpose of the investment portfolio is to provide liquidity and stable returns through the purchase of high quality investment securities. At December 31, 2014, our investment portfolio of $15.6 million represented approximately 15.5% of total assets. The portfolio decreased from $20.1 million at December 31, 2013, or 19.3% of total assets. Decreases in investment balances during 2014 were due to normal investment maturities and repayments as well as due to the October 2014 sale of two non-taxable municipal bonds and two mortgage-backed securities. At December 31, 2014 and 2013, we held government-sponsored mortgage-backed securities, collateralized mortgage-backed securities, non-taxable and taxable municipal bonds as investment securities available for sale. At December 31, 2012, we held government-sponsored enterprise and mortgage-backed securities, collateralized mortgage-backed securities, non-taxable and taxable municipal bonds as investment securities available for sale. The amortized costs and the fair value of our investments at December 31, 2014, 2013, and 2012 are shown in the following table.

	2014		2013		2012
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Available for Sale
Government-sponsored enterprises	$—	$—	$—	$—	$1,000,000	$1,001,783
Government-sponsored mortgage-backed	7,597,334	7,601,517	10,952,187	10,453,272	13,970,527	13,943,118
Collateralized mortgage-backed	2,040,478	1,982,960	2,045,781	1,875,354	2,050,898	2,012,152
Municipals, tax-exempt	4,658,532	4,696,996	7,018,616	6,506,127	7,117,301	7,163,437
Municipals, taxable	1,317,433	1,334,053	1,325,604	1,290,717	1,333,217	1,363,625
Total	$15,613,777	$15,615,526	$21,342,188	$20,125,470	$25,471,943	$25,484,115

Contractual maturities and yields on our investment securities available for sale at December 31, 2014 are shown in the following table. Expected maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

			After one year		After five years
	One year or less		through five years		through ten years		After ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for Sale
Government-sponsored
mortgage-backed	$—	—%	$—	—%	$—	—%	$7,597,334	2.44%	$7,597,334	2.44%
Collateralized mortgage-backed	—	—	—	—	2,040,478	1.95	—	—	2,040,478	1.95
Municipals, tax-exempt	—	—	—	—	—	—	4,658,532	2.69	4,658,532	2.69
Municipals, taxable	—	—	—	—	788,314	3.23	529,119	3.30	1,317,433	3.26
Total	$—	—%	$—	—%	$2,828,792	2.31%	$12,784,985	2.52%	$15,613,777	2.52%

At December 31, 2014 and 2013, we also held non-marketable equity securities, which consisted of FRB stock of $295,250 and $149,900, respectively, and Federal Home Loan Bank stock of $314,400 and $274,300, respectively. These investments are carried at cost, which approximates fair market value.

Loans

In June 2013, the Company purchased three loans totaling $2.2 million from the Bank (under terms that meet the Market Terms Requirement as described in Regulation W covering transactions between affiliates) in order to support a reduction in the Bank’s adversely classified assets ratio. At December 31, 2013, the Company held approximately $900,000 classified as loans held for sale that are not included in the loan balances disclosed above or in the disclosures presented in the remainder of Note 3. At December 31, 2013, the Company was in the process of soliciting bids to sell two loans purchased from the Bank of approximately $1.3 million of loans to unaffiliated third party investors, and it was the Company’s intent to accept the highest bid received assuming it was greater than $900,000. As of December 31, 2013, these loans were reclassified out of the loans held for investment category and segregated on the balance sheet as held for sale. These loans are carried at their liquidation value based on the minimum acceptable bid threshold set by the Company with the remaining difference of approximately $407,000 being charged off through the allowance for loan losses. During the year ended December 31, 2014, the two loans classified as held for sale and previously classified as TDRs in 2013 were sold for total proceeds of $1,033,000. A success fee of approximately $41,000 and a gain of approximately $118,000 was recognized as a result of this sale. During 2014, the one remaining loan held by the Company was transferred into other real estate owned at its remaining outstanding principal balance at the time of transfer of approximately $809,000. There were no loans classified as held for sale at December 31, 2014. On March 5, 2015, one nonaccrual loan at the Bank for $343,266 was transferred to other real estate owned for $300,000, net of a specific reserve, which includes $34,327 in selling costs, of $43,266. The specific reserve was included in the December 31, 2014 allowance amounts. On March 20, 2015 proceeds of $62,306 were received from the sale of one piece of real estate held by the Bank. No gains or losses were recognized as a result of this transaction.

Since loans typically provide higher interest yields than other types of interest-earning assets, a significant percentage of our earning assets are invested in our loan portfolio. Average loans for the year ended December 31, 2014 were $66.6 million, an increase of $774,038 million, or 1.2%, compared to average loans of $65.9 million for the year ended December 31, 2013. Before allowance for loan losses, gross loans outstanding at December 31, 2014 were $69.0 million, or 68.5% of total assets, compared to $63.7 million, or 61.1% of total assets at December 31, 2013.

The principal component of our loan portfolio is loans secured by real estate mortgages. Most of our real estate loans are secured by residential or commercial property. We do not generally originate traditional long term residential mortgages for the Bank’s portfolio, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit. We obtain a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans we make to 80%. The total amount of second lien mortgage collateral and home equity loans as of December 31, 2014, 2013, 2012, 2011 and 2010 were approximately $8.3 million, $7.3 million, $8.6 million, $10.7 million, and $12.0 million, respectively.

The following table summarizes the composition of our loan portfolio as of December 31, 2014, 2013, 2012, 2011 and 2010.

	2014		2013
		% of		% of
	Amount	Total	Amount	Total
Real Estate:
Commercial	$25,246,396	36.6%	$21,795,047	34.2%
Construction and development	8,425,453	12.2	10,053,100	15.8
Single and multifamily residential	18,073,429	26.2	18,757,484	29.5
Total real estate loans	51,745,278	75.0	50,605,631	79.5
Commercial business	16,059,082	23.2	12,170,698	19.1
Consumer — other	1,372,906	2.0	999,941	1.6
Deferred origination fees, net	(149,823)	(0.2)	(106,134)	(0.2)
Gross loans, net of deferred fees	69,027,443	100.0%	63,670,136	100.0%
Less allowance for loan losses	(1,032,776)		(1,301,886)
Total loans, net	$67,994,667		$62,368,250

	2012		2011
		% of		% of
	Amount	Total	Amount	Total
Real Estate:
Commercial	$24,845,155	35.3%	$27,608,938	35.9%
Construction and development	12,299,452	17.5	13,073,899	17.0
Single and multifamily residential	21,294,926	30.2	23,360,151	30.4
Total real estate loans	58,439,533	83.0	64,042,988	83.3
Commercial business	10,915,768	15.5	11,346,361	14.8
Consumer — other	1,128,544	1.6	1,574,865	2.0
Deferred origination fees, net	(102,099)	(0.1)	(74,853)	(0.1)
Gross loans, net of deferred fees	70,381,746	100.0%	76,889,361	100.0%
Less allowance for loan losses	(1,858,416)		(2,110,523)
Total loans, net	$68,523,330		$74,778,838

	2010
		% of
	Amount	Total
Real Estate:
Commercial	$34,017,993	36.0%
Construction and development	19,209,473	20.3
Single and multifamily residential	27,408,007	29.0
Total real estate	80,635,473	85.3
Commercial business	12,262,223	13.0
Consumer — other	1,659,570	1.8
Deferred origination fees, net	(92,025)	(0.1)
Gross loans	94,465,241	100.0%
Less allowance for loan losses	(3,062,492)
Total loans, net	$91,402,749

The largest component of our loan portfolio at year-end was commercial real estate loans, which represented 36.6% of the portfolio. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration of certain types of collateral. Refer to Item 1, “Lending Activities”, for a detailed discussion regarding the risks inherent in each loan category noted above. Due to the short time our portfolio has existed, the current mix may not be indicative of the ongoing portfolio mix.

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at December 31, 2014.

		After one
	One year	but within	After five
	or less	five years	years	Total
Real Estate:
Commercial	$4,085,577	$20,504,283	$656,536	$25,246,396
Construction and development	2,257,649	5,599,646	568,158	8,425,453
Single and multifamily residential	5,290,321	8,197,828	4,585,280	18,073,429
Total real estate	11,633,547	34,301,757	5,809,974	51,745,278
Commercial business	5,767,504	9,521,755	769,823	16,059,082
Consumer — other	801,306	555,693	15,907	1,372,906
Gross loans	$18,202,357	$44,379,205	$6,595,704	$69,177,266
Deferred origination fees, net				(149,823)
Gross loans, net of deferred fees				$69,027,443
Loans maturing — after one year with
Fixed interest rates				$20,047,083
Floating interest rates				$30,927,826

Loan Performance and Asset Quality

Loan delinquencies, defaults and foreclosures within our loan portfolio stabilized in 2014. The declining real estate market had a significant impact on the performance of our loans secured by real estate. There is a risk that our results might again be affected by the economy resulting in additional losses of earnings and increases in our provision for loan losses and loans charged-off.

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

Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. When a loan is placed in nonaccrual status, interest accruals are discontinued and income earned but not collected is reversed. Cash receipts on nonaccrual loans are not recorded as interest income, but are used to reduce principal. Foregone interest income related to nonaccrual loans equaled $77,639 and $72,525 for the years ended December 31, 2014 and 2013, respectively. No interest income was recognized on nonaccrual loans during 2014 and 2013. At both December 31, 2014 and 2013, there were no accruing loans which were contractually past due 90 days or more as to principal or interest payments.

The following table summarizes delinquencies and nonaccruals, by portfolio class, as of December 31, 2014, 2013, 2012, 2011, and 2010.

	Single and
	multifamily	Construction	Commercial
	residential	and	real estate —	Commercial
	real estate	development	other	business	Consumer	Total
December 31, 2014
30–59 days past due	$ 188,033	$ 39,561	$—	$23,938	$—	$251,532
60–89 days past due	—	—	—	9,129	—	9,129
Nonaccrual	—	—	534,057	—	—	534,057
Total past due and nonaccrual	188,033	39,561	534,057	33,067	—	794,718
Total debt restructurings	—	—	—	—	—	—
Current	17,885,396	8,385,892	24,712,339	16,026,015	1,372,906	68,382,548
Total loans	$18,073,429	$8,425,453	$25,246,396	$16,059,082	$1,372,906	$69,177,266

	Single and
	multifamily	Construction	Commercial
	residential	and	real estate —	Commercial
	real estate	development	other	business	Consumer	Total
December 31, 2013
30–59 days past due	$—	$ 42,542	$524,430	$—	$—	$566,972
60–89 days past due	—	—	—	—	—	—
Nonaccrual	46,847	1,008,253	347,615	—	—	1,402,715
Total past due and nonaccrual	46,847	1,050,795	872,045	—	—	1,969,687
Total debt restructurings	—	—	—	—	—	—
Current	18,710,637	9,002,305	20,923,002	12,170,698	999,941	61,806,583
Total loans	$18,757,484	$10,053,100	$21,795,047	$12,170,698	$999,941	$63,776,270

	Single and
	multifamily	Construction	Commercial
	residential	and	real estate —	Commercial
	real estate	development	other	business	Consumer	Total
December 31, 2012
30–59 days past due	$46,178	$—	$—	$—	$9,316	$55,494
60–89 days past due	—	—	—	—	1,541	1,541
Nonaccrual	719,260	3,710,587	331,000	—	—	4,760,847
Total past due and nonaccrual	765,438	3,710,587	331,000	—	10,857	4,817,882
Total debt restructurings	1,175,843	—	1,314,205	—	—	2,490,048
Current	19,353,645	8,588,865	23,199,950	10,915,768	1,117,687	63,175,915
Total loans	$21,294,926	$12,299,452	$24,845,155	$10,915,768	$1,128,544	$70,483,845

	Single and
	multifamily	Construction	Commercial
	residential	and	real estate —	Commercial
	real estate	development	other	business	Consumer	Total
December 31, 2011
30–59 days past due	$760,086	$516,483	$—	$66,500	$—	$1,343,069
60–89 days past due	—	—	—	—	14,358	14,358
Nonaccrual	1,558,914	3,128,943	354,990	—	—	5,042,847
Total past due and nonaccrual	2,319,000	3,645,426	354,990	66,500	14,358	6,400,274
Total debt restructurings	1,348,775	—	—	—	—	1,348,775
Current	19,692,376	9,428,473	27,253,948	11,279,861	1,560,507	69,215,165
Total loans	$23,360,151	$13,073,899	$27,608,938	$11,346,361	$1,574,865	$76,964,214

	Single and
	multifamily	Construction	Commercial
	residential	and	real estate —	Commercial
	real estate	development	other	business	Consumer	Total
December 31, 2010
30–59 days past due	$16,902	$—	$428,273	$1,409	$7,576	$454,160
60–89 days past due	—	145,718	97,680	—	—	243,398
Nonaccrual	3,098,499	8,069,557	861,432	—	—	12,029,488
Total past due and nonaccrual	3,115,401	8,215,275	1,387,385	1,409	7,576	12,727,046
Total debt restructurings	1,272,614	—	—	—	—	1,272,614
Current	23,019,992	10,994,198	32,630,608	12,260,814	1,651,994	80,557,606
Total loans	$27,408,007	$19,209,473	$34,017,993	$12,262,223	$1,659,570	$94,557,266

Total delinquent and nonaccrual loans decreased from $2.0 million at December 31, 2013 to $794,718 at December 31, 2014, a decrease of $1.2 million or 59.7%. This decrease was a result of movement in nonaccrual loans to other real estate owned, which decreased by $868,658 from 2013 to 2014, and a decrease in loans past due 30-59 days of $315,440, partially offset by an increase in loans past due 60-89 days of $9,129 as discussed below. Nonaccrual decreases were seen in single and multifamily residential and residential lot real estate loans due to successful foreclosure of the properties collateralizing these loans and their transfer to other real estate owned. Nonaccrual increases were seen in commercial real estate loans. At December 31, 2014, nonaccrual loans represented 0.77% of gross loans. Loans past due 30-89 days are considered potential problem loans and amounted to $251,532 and $566,972 at December 31, 2014 and 2013, respectively. The increase in 30-89 delinquent loans is due to two loans moving into the 30-89 days delinquent category. The loan past due 60-89 days returned to current status in January 2015.

Another method used to monitor the loan portfolio is credit grading. As part of the loan review process, loans are given individual credit grades, representing the risk we believe is associated with the loan balance. Credit grades are assigned based on factors that impact the collectability of the loan, the strength of the borrower, the type of collateral, and loan performance. Commercial loans are individually graded at origination and credit grades are reviewed on a regular basis in accordance with our loan policy. Consumer loans are assigned a “pass” credit rating unless something within the loan warrants a specific classification grade. The following table summarizes management’s internal credit risk grades, by portfolio class, as of December 31, 2014 and 2013.

	Single and
	multifamily	Construction	Commercial
	residential	and	real estate —	Commercial
	real estate	development	other	business	Consumer	Total
December 31, 2014
Pass Loans (Consumer)	$10,739,155	$1,362,322	$—	$—	$1,341,699	$13,443,176
Grade 1 — Prime	—	—	—	—	—	—
Grade 2 — Good	—	—	—	1,652,739	—	1,652,739
Grade 3 — Acceptable	2,594,126	1,284,107	9,123,260	4,629,684	31,207	17,662,384
Grade 4 — Acceptable w/Care	3,792,456	5,277,692	14,184,482	9,754,850	—	33,009,480
Grade 5 — Special Mention	—	82,413	648,152	—	—	730,565
Grade 6 — Substandard	947,692	418,919	1,290,502	21,809	—	2,678,922
Grade 7 — Doubtful	—	—	—	—	—	—
Total loans	$18,073,429	$8,425,453	$25,246,396	$16,059,082	$1,372,906	$69,177,266

	Single and
	multifamily	Construction	Commercial
	residential	and	real estate —	Commercial
	real estate	development	other	business	Consumer	Total
December 31, 2013
Pass Loans (Consumer)	$10,875,181	$693,307	$—	$—	$999,941	$12,568,429
Grade 1 — Prime	—	—	—	—	—	—
Grade 2 — Good	—	—	274,757	176,921	—	451,678
Grade 3 — Acceptable	1,967,068	646,410	6,743,008	3,034,590	—	12,391,076
Grade 4 — Acceptable w/Care	4,571,825	6,743,830	13,232,782	8,959,187	—	33,507,624
Grade 5 — Special Mention	731,681	88,665	677,746	—	—	1,498,092
Grade 6 — Substandard	611,729	1,880,888	866,754	—	—	3,359,371
Grade 7 — Doubtful	—	—	—	—	—	—
Total loans	$18,757,484	$10,053,100	$21,795,047	$12,170,698	$999,941	$63,776,270

Loans graded one through four are considered “pass” credits. Consumer loans are assigned a “pass” credit rating unless something within the loan warrants a specific classification grade. At December 31, 2014, approximately 95% of the loan portfolio had a credit grade of “pass” compared to 92% at December 31, 2013. For loans to qualify for this grade, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment.

Loans with a credit grade of five are not considered classified; however they are categorized as a special mention or watch list credit, and are considered potential problem loans. This classification is utilized by us when we have an initial concern about the financial health of a borrower. These loans are designated as such in order to be monitored more closely than other credits in our portfolio. We then gather current financial information about the borrower and evaluate our current risk in the credit. We will then either reclassify the loan as “substandard” or back to its original risk rating after a review of the information. There are times when we may leave the loan on the watch list, if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we determine to review the loan on a more regular basis. Loans on the watch list are not considered problem loans until they are determined by management to be classified as substandard. As of December 31, 2014, we had loans totaling $730,565 on the watch list compared to $1.5 million as of December 31, 2013.

Loans graded six or greater are considered classified credits. At December 31, 2014 and 2013, classified loans totaled $2.7 million and $3.4 million, respectively, with the vast majority of these loans being collateralized by real estate. Classified credits are evaluated for impairment on a quarterly basis.

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

At December 31, 2014, impaired loans totaled $2.0 million, all of which were valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral. Market values were obtained using independent appraisals, updated in accordance with our reappraisal policy, or other market data such as recent offers to the borrower. During 2014, the average recorded investment in impaired loans was $2.9 million compared to $4.2 million during 2013. As of December 31, 2014 and December 31, 2013, we had loans totaling approximately $663,329 and $1.9 million, respectively that were classified in accordance with our loan rating policies but were not considered impaired. The following table summarizes information relative to impaired loans, by portfolio class, at December 31, 2014 and 2013.

	Unpaid			Average
	principal	Recorded	Related	impaired	Interest
	balance	investment	allowance	investment	income
December 31, 2014
With no related allowance recorded:
Single and multifamily residential real estate	$725,090	$725,090	$—	$604,851	$44,239
Construction and development	—	—	—	332,954	—
Commercial real estate — other	190,791	190,791	—	229,385	—
Commercial	—	—	—	—	—
Consumer	—	—	—	—	—
With related allowance recorded:
Single and multifamily residential real estate	—	—	—	442,094	—
Construction and development	—	—	—	649,560	—
Commercial real estate — other	1,099,712	1,099,712	88,712	645,833	42,321
Commercial	—	—	—	17,156	—
Consumer	—	—	—	—	—
Total:
Single and multifamily residential real estate	725,090	725,090	—	1,046,945	44,239
Construction and development	—	—	—	982,514	—
Commercial real estate — other	1,290,503	1,290,503	88,712	875,218	42,321
Commercial	—	—	—	17,156	—
Consumer	—	—	—	—	—
	$2,015,593	$2,015,593	$88,712	$2,921,833	$86,560

	Unpaid			Average
	principal	Recorded	Related	impaired	Interest
	balance	investment	allowance	investment	income
December 31, 2013
With no related allowance recorded:
Single and multifamily residential real estate	$46,846	$46,846	$—	$68,150	$—
Construction and development	99,064	99,064	—	1,024,431	—
Commercial real estate — other	—	—	—	397,866	—
Commercial	—	—	—	—	—
Consumer	—	—	—	—	—
With related allowance recorded:
Single and multifamily residential real estate	91,845	91,845	7,425	1,061,643	4,546
Construction and development	1,174,019	909,189	101,000	1,309,119	—
Commercial real estate — other	347,969	347,969	83,614	339,453	—
Commercial	—	—	—	—	—
Consumer	—	—	—	—	—
Total:
Single and multifamily residential real estate	138,691	138,691	7,425	1,129,793	4,546
Construction and development	1,273,083	1,008,253	101,000	2,333,550	—
Commercial real estate — other	347,969	347,969	83,614	737,319	—
Commercial	—	—	—	—	—
Consumer	—	—	—	—	—
	$1,759,743	$1,494,913	$192,039	$4,200,662	$4,546

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

At December 31, 2014, the principal balance of TDRs was approximately $343,000. At December 31, 2013, the principal balance of TDRs was zero as these loans had been reclassified as loans held for sale as of that date. During the year ended December 31, 2014, the two loans classified as held for sale and previously classified as TDRs in 2013 were sold for total proceeds of $1,033,000. A success fee of approximately $41,000 and a gain of approximately $118,000 was recognized as a result of this sale. No TDRs went into default during the year ended December 31, 2013. A TDR can be removed from “troubled” status once there is sufficient history of demonstrating the borrower can service the credit under market terms. We currently consider sufficient history to be approximately six months. As of December 31, 2014, the carrying balance consisted of one performing loan within one relationship which was restructured and granted a period of interest only payments during January 2014.

There were no loans modified as troubled debt restructurings within the previous 12- month period for which there was a payment default during the year ended December 31, 2014.

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. At December 31, 2014, the allowance for loan losses was $1.0 million, or 1.49% of gross loans, compared to $1.3 million at December 31, 2013, or 2.04% of gross loans. This decrease in the allowance for loan losses is due to charge-offs taken against specific reserves, as well as payoffs in our commercial real estate portfolio, which carries a higher historical loss ratio and, consequently, a higher reserve factor within our allowance model.

The provision, reversal of provision and allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. We strive to follow a comprehensive, well-documented, and consistently applied analysis of our loan portfolio in determining an appropriate level for the allowance for loan losses. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on what we believe are all significant factors that impact the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of directors’ oversight, concentrations of credit, and peer group comparisons.

Our allowance for loan losses consists of both specific and general reserve components. The specific reserve component relates to loans that are impaired loans as defined in FASB ASC Topic 310, “Receivables”. Loans determined to be impaired are excluded from the general reserve calculation described below and evaluated individually for impairment. Impaired loans totaled $2.0 million at December 31, 2014, with an associated specific reserve of approximately $89,000. See above discussion under “Loan Performance and Asset Quality” for additional information related to impaired loans.

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

The following table summarizes activity related to our allowance for loan losses for the years ended December 31, 2014, 2013, 2012, 2011, and 2010 by portfolio segment.

	Single and
	multifamily	Construction	Commercial
	residential	and	real estate —	Commercial
	real estate	development	other	business	Consumer	Total
December 31, 2014
Allowance for loan losses:
Balance, beginning of year	$237,230	$485,010	$360,564	$129,009	$90,073	$1,301,886
Provision (reversal of provision) for loan	(150,000)	(295,265)	100,106	315,159	—	(30,000)
losses
Loan charge-offs	—	(118,577)	(101,000)	(297,889)	—	(517,466)
Loan recoveries	73,567	162,962	3,427	38,400	—	278,356
Net loans charged-off	73,567	44,385	(97,573)	(259,489)	—	(239,110)
Balance, end of year	$160,797	$234,130	$363,097	$184,679	$90,073	$1,032,776
Individually reviewed for impairment	$ —	$ —	$88,712	$ —	$ —	$88,712
Collectively reviewed for impairment	160,797	234,130	274,385	184,679	90,073	944,064
Total allowance for loan losses	$160,797	$234,130	$363,097	$184,679	$90,073	$1,032,776
Gross loans, end of period:
Individually reviewed for impairment	$725,090	$ —	$1,290,503	$ —	$ —	$2,015,593
Collectively reviewed for impairment	17,348,339	8,425,453	23,955,893	16,059,082	1,372,906	67,161,673
Total gross loans	$18,073,429	$8,425,453	$25,246,396	$16,059,082	$1,372,906	$69,177,266

	Single and
	multifamily	Construction	Commercial
	residential	and	real estate —	Commercial
	real estate	development	other	business	Consumer	Total
December 31, 2013
Allowance for loan losses:
Balance, beginning of year	$611,576	$1,073,110	$63,747	$36,683	$73,300	$1,858,416
Provision (reversal of provision) for loan	(115,000)	(586,040)	703,817	85,827	16,820	105,424
losses
Loan charge-offs	(259,346)	(97,060)	(407,000)	—	(148)	(763,554)
Loan recoveries	—	95,000	—	6,499	101	101,600
Net loans charged-off	(259,346)	(2,060)	(407,000)	6,499	(47)	(661,954)
Balance, end of year	$237,230	$485,010	$360,564	$129,009	$90,073	$1,301,886
Individually reviewed for impairment	$7,425	$101,000	$83,614	$ —	$ —	$192,039
Collectively reviewed for impairment	229,805	384,010	276,950	129,009	90,073	1,109,847
Total allowance for loan losses	$237,230	$485,010	$360,564	$129,009	$90,073	$1,301,886
Gross loans, end of period:
Individually reviewed for impairment	$138,691	$1,008,253	$347,969	$ —	$ —	$1,494,913
Collectively reviewed for impairment	18,618,793	9,044,847	21,447,078	12,170,698	999,941	62,281,357
Total gross loans	$18,757,484	$10,053,100	$21,795,047	$12,170,698	$999,941	$63,776,270

	Single and
	multifamily	Construction	Commercial
	residential	and	real estate —	Commercial
	real estate	development	other	business	Consumer	Total
December 31, 2012
Allowance for loan losses:
Balance, beginning of year	$576,669	$688,847	$347,061	$412,808	$85,138	$2,110,523
Provision for loan losses	88,351	402,724	(233,315)	(361,806)	82,046	(22,000)
Loan charge-offs	(55,330)	(18,461)	(49,999)	(15,443)	(93,884)	(233,117)
Loan recoveries	1,886	—	—	1,124	—	3,010
Net loans charged-off	(53,444)	(18,461)	(49,999)	(14,320)	(93,884)	(230,108)
Balance, end of year	$611,576	$1,073,110	$63,747	$36,683	$73,300	$1,858,416
Individually reviewed for impairment	$159,979	$248,417	$34,000	$—	$—	$442,396
Collectively reviewed for impairment	451,597	824,693	29,747	36,683	73,300	1,416,020
Total allowance for loan losses	$611,576	$1,073,110	$63,747	$36,683	$73,300	$1,858,416
Gross loans, end of period:
Individually reviewed for impairment	$2,034,986	$4,814,002	$1,645,205	$—	$—	$8,494,193
Collectively reviewed for impairment	19,259,940	7,485,450	23,199,950	10,915,768	1,128,544	61,989,652
Total gross loans	$21,294,926	$12,299,452	$24,845,155	$10,915,768	$1,128,544	$70,483,845

	Single and
	multifamily	Construction	Commercial
	residential	and	real estate —	Commercial
	real estate	development	other	business	Consumer	Total
December 31, 2011
Allowance for loan losses:
Balance, beginning of year	$859,255	$1,365,914	$473,504	$306,791	$57,028	$3,062,492
Provision for loan losses	122,733	739,248	(59,736)	(107,334)	35,089	730,000
Loan charge-offs	(405,319)	(1,416,315)	(66,707)	(764)	(6,979)	(1,896,084)
Loan recoveries	—	—	—	214,115	—	214,115
Net loans charged-off	(405,319)	(1,416,315)	(66,707)	213,351	(6,979)	(1,681,969)
Balance, end of year	$576,669	$688,847	$347,061	$412,808	$85,138	$2,110,523
Individually reviewed for impairment	$141,830	$383,421	$—	$—	$38,424	$563,675
Collectively reviewed for impairment	434,839	305,426	347,061	412,808	46,714	1,546,848
Total allowance for loan losses	$576,669	$688,847	$347,061	$412,808	$85,138	$2,110,523
Gross loans, end of period:
Individually reviewed for impairment	$1,605,525	$6,814,177	$354,990	$—	$75,661	$8,850,353
Collectively reviewed for impairment	21,754,626	6,259,722	27,253,948	11,346,361	1,499,204	68,113,861
Total gross loans	$23,360,151	$13,073,899	$27,608.938	$11,346,361	$1,574,865	$76,964,214

	Single and
	multifamily	Construction	Commercial
	residential	and	real estate —	Commercial
	real estate	development	other	business	Consumer	Total
December 31, 2010
Allowance for loan losses:
Balance, beginning of year	$391,719	$911,974	$131,914	$360,156	$51,750	$1,847,513
Provision for loan losses	1,045,037	1,107,585	379,289	531,119	11,970	3,075,000
Loan charge-offs	(578,132)	(653,645)	(37,699)	(624,484)	(6,692)	(1,900,652)
Loan recoveries	631	—	—	40,000	—	40,631
Net loans charged-off	(577,501)	(653,645)	(37,699)	(584,484)	(6,692)	(1,860,021)
Balance, end of year	$859,255	$1,365,914	$473,504	$306,791	$57,028	$3,062,492
Individually reviewed for impairment	$551,415	$768,358	$251,971	$—	$—	$1,571,744
Collectively reviewed for impairment	307,840	597,556	221,533	306,791	57,028	1,490,748
Total allowance for loan losses	$859,255	$1,365,914	$473,504	$306,791	$57,028	$3,062,492
Gross loans, end of period:
Individually reviewed for impairment	$3,098,498	$8,215,275	$1,470,903	$—	$—	$12,784,676
Collectively reviewed for impairment	24,309,509	10,994,198	32,547,090	12,262,223	1,659,570	81,772,590
Total gross loans	$27,408,007	$19,209,473	$34,017,993	$12,262,223	$1,659,570	$94,557,266

Net loan charge-offs decreased during 2014 from $661,954 for the year ended December 31, 2013 to $239,110 for the twelve months ended December 31, 2014, a decrease of $422,844. Charge-offs in 2014 of approximately $220,000 were partial charge-offs taken on certain collateral-dependent loans within our real estate portfolio segments. Charge-offs in 2014 of approximately $297,000 were full charge-offs taken on two loans within our commercial business portfolio segment. Partial charge-offs were based on recent appraisals and evaluations on commercial real estate loans in the process of foreclosure. Loans with partial charge-offs are typically considered impaired loans and remain on nonaccrual status. In addition, when collateral is obtained in satisfaction of a loan, a charge-off is taken through the allowance at the time of repossession to move the collateral to other real estate owned at fair value less costs to sell.

The allowance as a percentage of gross loans decreased from 2.04% at December 31, 2013 to 1.49% at December 31, 2014. The decrease in the reserve percentage is due to a decrease in allowance for loan losses of $269,110. The decrease in allowance is attributed to the recognition of a provision for loan losses and charge-offs taken against specific reserves of $517,466, partially offset by recoveries received of $278,356. The general reserve as a percentage of loans has decreased from 1.78% at December 31, 2013 to 1.41% at December 31, 2014.

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

Other Real Estate Owned and Repossessed Assets

As of December 31, 2014, we had $2.6 million in other real estate owned. This compares to $2.5 million in other real estate owned as of December 31, 2013. During 2014, collateral was obtained from three loan relationships that went through the foreclosure process. We also completed the sale of five repossessed properties.

Previously, in June 2013, the Company purchased several pieces of real estate owned totaling $3.3 million from the Bank (under terms that meet the Market Terms Requirement as described in Regulation W covering transactions between affiliates) in order to support a reduction in the Bank’s adversely classified assets ratio. The table above, other than the net loss on sale of repossessed assets in 2013, does not reflect the effect of this transaction because it was an inter-company transaction. During 2014, other real estate owned for the Company increased due to the repossession of one property of $809,000, partially offset by the sale of real estate owned purchased from the Bank for proceeds of approximately $151,000, which resulted in losses of approximately $3,000 to the Company. In addition, the Company recognized write downs on real estate owned purchased from the Bank of approximately $579,000 during 2014. During 2013, the Company sold real estate owned purchased from the Bank for proceeds of approximately $1.4 million, which resulted in losses of approximately $100,000 to the Company. In addition, the Company recognized write downs on real estate owned purchased from the Bank (subsequent to the purchase of the property from the Bank) of approximately $575,000 during 2013. The remaining pieces of real estate owned purchased from the Bank are being actively marketed for sale and two of these properties are pledged as collateral against the Company’s note payable (see Note 9). In February 2015, the Company entered into a contract to sell one piece of real estate which was used to secure the note payable. Write downs of approximately $191,000 related to the upcoming sale have been included in the 2014 write down amounts discussed above. On March 18, proceeds of $452,593 were received from the sale of one piece of real estate which was used as collateral on the note payable. The full amount of proceeds was applied towards the remaining balance due on the note. On March 5, 2015, one nonaccrual loan at the Bank for $343,266 was transferred to other real estate owned for $300,000, net of a specific reserve, which includes $34,327 in selling costs, of $43,266. The specific reserve was included in the December 31, 2014 allowance amounts. On March 20, proceeds of $62,306 were received from the sale of one piece of real estate held by the Bank. No gains or losses were recognized as a result of this transaction. In March 2015, the Bank entered into a contract to sell one piece of real estate which is expected to close in April 2015.

The following table summarizes changes in other real estate owned and repossessed assets during the periods noted:

	2014	2013
Balance at beginning of year	$2,508,170	$4,468,294
Repossessed property acquired in settlement of loans	1,143,000	1,351,257
Proceeds from sales of repossessed property	(505,263)	(1,862,311)
Gain (loss) on sale and write-downs of repossessed property, net	(588,450)	(1,449,070)
Balance at end of year	$2,557,457	$2,508,170

The following table summarizes the composition of other real estate owned and repossessed assets as of the dates noted:

	December 31,
	2014	2013
Residential land lots	$ 552,200	$ 854,910
Single and multifamily residential real estate	62,257	158,900
Commercial office space	1,233,000	89,100
Commercial land	710,000	1,405,260
Equipment	—	—
Total	$2,557,457	$2,508,170

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

Deposits and Other Interest-Bearing Liabilities

Our primary source of funds for loans and investments is our deposits and short-term repurchase agreements. Average total deposits for the years ended December 31, 2014 and 2013 were $85.0 million and $92.8 million, respectively. The following table shows the balance outstanding and the weighted-average rates paid on deposits held by us as of December 31, 2014, 2013, and 2012.

	2014		2013		2012
	Amount	Rate	Amount	Rate	Amount	Rate
Non-interest bearing demand deposits	$11,016,882	—%	$12,044,506	—%	$8,510,872	—%
Interest bearing demand deposits	7,335,360	0.12	6,624,714	0.19	6,343,974	0.19
Money market accounts	35,077,304	0.24	40,031,189	0.24	42,506,508	0.58
Savings accounts	767,668	0.05	426,516	0.05	603,588	0.10
Time deposits less than $100,000	6,695,936	0.62	9,197,213	0.92	13,076,100	0.86
Time deposits of $100,000 or more	21,981,513	0.76	19,250,539	0.66	23,769,346	0.94
Brokered time deposits less than $100,000	—	—	1,594,000	1.55	1,594,000	1.55
Brokered time deposits of $100,000 or more	—	—	—	—	—	—
Total	$82,874,663	0.36%	$89,168,677	0.39%	$96,404,388	0.64%

Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. Core deposits decreased $7.4 million, or 10.9%, from $68.3 million at December 31, 2013 to $60.9 million at December 31, 2014. Total retail, or customer, deposits decreased $5.3 million during 2014, or 9.0%. In 2010 we began reducing our reliance on brokered time deposits. At December 31, 2013, we had $1.6 million in brokered time deposits. We had no brokered time deposits as of December 31, 2014 as the $1.6 million remaining time deposit matured in March 2014 and was not renewed. We plan to continue to not utilize brokered time deposits and reduce our reliance on other noncore funding sources, while focusing our efforts to gather core deposits in our local market. Our loan-to-deposit ratio was 78.5% and 72.9% at December 31, 2014 and 2013, respectively.

All of our time deposits are certificates of deposits. The maturity distribution of our time deposits of $100,000 or more, excluding brokered deposits, at December 31, 2014 is as follows:

Three months or less	$3,219,604
Over three through six months	2,895,234
Over six through twelve months	6,456,985
Over twelve months	9,409,690
Total	$21,981,513

Time deposits that meet or exceed the FDIC insurance limit at $250,000 amounted to $7,028,406 and $9,613,558 as of December 31, 2014 and 2013, respectively.

Short-Term Borrowings

At December 31, 2014, 2013, and 2012, respectively, the Bank had sold $153,603, $96,879, and $108,680 of securities under agreements to repurchase with brokers with a weighted rate of 0.15%, 0.10%, and 0.10%, respectively that mature in less than 90 days. These agreements were secured with approximately $130,000, $150,000, and $235,000 of investment securities, respectively. The securities, under agreements to repurchase, averaged $110,307 during 2014, with $221,467 being the maximum amount outstanding at any month-end. The average rate paid in 2014 was 0.10%. The securities, under agreements to repurchase, averaged $109,289 during 2013, with $218,426 being the maximum amount outstanding at any month-end. The average rate paid in 2013 was 0.10%. The securities, under agreements to repurchase, averaged $118,430 during 2012, with $218,426 being the maximum amount outstanding at any month-end. The average rate paid in 2012 was 0.34%.

At December 31, 2014, the Bank had an unused unsecured line of credit to purchase federal funds of $2.0 million. The line of credit is available on a one to fourteen day basis for general corporate purposes of the Bank. The lender has reserved the right to withdraw the line at its option. At December 31, 2014, the Bank had pledged $16.5 million in loans to the FRB’s Borrower-in-Custody of Collateral program. Our available credit under this line was approximately $11.9 million as of December 31, 2014.

In September 2014, the Company closed a $600,000 one-year borrowing. The loan was provided by a board member of the Bank and as a result needed to comply with Regulation O. Proceeds of the loan were used primarily to fund the research and development effort in the Transaction Services business segment. The loan is collateralized by a first perfected security interest in certain real estate assets of the Company. The loan was fully drawn at closing, and carries an annual interest rate of 7% per annum for the first six months on any outstanding borrowings and then steps up to 8% per annum for the remaining 6 months of the term. On March 18, 2015, one of the pieces of real estate was sold and a payment was made on the loan so that the outstanding balance of the loan was $149,774.

Federal Home Loan Bank Advances

At December 31, 2014, the Bank had $5.0 million of advances from the FHLB, with a weighted average rate of 0.25%. The advance was obtained in July 2014 with a maturity date of January 2015. FHLB advances averaged $2.3 million during 2014, with $5.0 million being the maximum amount outstanding at any month-end. The average rate paid in 2014 was 0.25%. The FHLB advance was repaid in full in January 2015 upon maturity. At December 31, 2013, the Bank had no advances from the FHLB as one of the two advances for $2 million reached maturity and was repaid in April 1, 2013. The additional FHLB advance was repaid in full in June 2013 which resulted in a prepayment penalty of $87,308. At December 31, 2012, the Bank had $7.0 million of advances from the FHLB, with a weighted average rate of 1.67%. The Bank utilizes FHLB advances as a source of funding. Advances outstanding as of December 31, 2014 were secured with approximately $41.4 million of first and second mortgage loans and $314,400 of stock in the FHLB. Advances outstanding as of December 31, 2012 were secured with approximately $45.5 million of first and second mortgage loans and $483,500 of stock in the FHLB. FHLB advances averaged $7.0 million during 2012, with $7.0 million being the maximum amount outstanding at any month-end. The average rate paid in 2012 was 2.70%.

Capital Resources

The Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has reported losses from operations during 2014 and 2013, primarily due to expenses incurred related to the transaction services segment, and credit write-downs and losses on REO sold. The Company’s short term liabilities are greater than its short term assets (independent of assets and liabilities held by the Bank). See Note 19 for additional information on the Company’s business segments. Without raising additional capital, the Company will not be able to sustain its current rate of investment, operations and business. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Due to regulatory restrictions, the Bank may not be a source of cash or capital for affiliates and may not be relied on as a source of financing. The foregoing discussion is a summary only and is qualified by reference to the report of the Company’s independent registered public accounting firm, Elliott Davis Decosimo, LLC, on page F-2 and the disclosure in other sections of this Form 10-K, including this section, the Risk Factors and our financial statements.

The Company’s ability to raise capital will depend on conditions in the capital markets, which are outside of the control of management, as well as the Company’s financial condition, business plan, regulatory status, management, customer activity and market trends. There is a risk the Company will not be able to raise the capital it needs at all or upon favorable terms. If the Company cannot raise this additional capital, management will not be able to implement parts of its business objectives.

Total shareholders’ equity was $9.4 million at December 31, 2014, a decrease of $4.9 million, or 34.2%, from $14.3 million at December 31, 2013. Shareholders’ equity decreased during 2014 primarily due to the recognition of a net loss of $6.5 million partially offset by the increase in the unrealized gain on investment securities of $1.2 million and compensation expense related to stock options of $385,508. For 2014, the $6.5 million net loss was primarily the result of product research and development expenses of $4.9 million, and $460,038 in expenses to carry other real estate owned, gains and losses of other real estate owned, and write-downs on other real estate owned. Our shareholders’ equity is also affected by fluctuations in our other comprehensive income (loss). The highest month end reported unrealized loss in other comprehensive income during calendar 2013 was $1,216,718 in December 2013 as compared to the highest month end unrealized gain in December 2014 of $1,154.

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

See additional discussion above under “Business — Supervision and Regulation.”

The following table sets forth the Bank’s and the Company’s various capital ratios at December 31, 2014, 2013, and 2012.

	Bank			Holding Company
	2014	2013	2012	2014	2013	2012
Total risk-based capital	15.3%	15.7%	13.8%	14.0%	24.0%	26.5%
Tier 1 risk-based capital	14.0%	14.5%	12.5%	12.7%	22.7%	25.3%
Leverage capital	10.6%	10.2%	9.1%	9.7%	16.0%	18.4%

Since December 31, 2014, no conditions or events have occurred, of which we are aware, that have resulted in a material change in the Company’s or the Bank’s capital category, other than as reported in this Annual Report on Form 10-K. Due to the uncertainty of timing and amount of cash that might be received from the conversion of the held for sale assets, the current commitments outstanding, the current run rate on fixed expenses, the current payables, and the prohibition within Regulation W, we believe that the Company does not have sufficient working capital to continue to fund its current level of activities without raising additional funding. Our ability to raise additional capital will depend on a number of factors, including conditions in the capital markets, which are outside of our control. There is a risk we will not be able to raise the capital we need at all or upon favorable terms. If we cannot raise this additional capital, we will not be able to implement our growth objective for our business, and we may be subject to increased regulatory supervision and restriction. These restrictions would most likely have a material adverse effect on our ability to grow and expand which would negatively impact our financial condition and results of operations. As of December 31, 2014, there were no commitments outstanding. There were no new commitments as of April 15, 2015. Under Regulation W, the Bank may not be a source of cash or capital for the Company. As disclosed in “Note 21 — Parent Company Financial Information,” the Company’s cash balances were $288,440 and its real estate held for sale were $1.4 million at December 31, 2014. Due to the uncertainty of timing and amount of cash that might be received from the conversion of the held for sale assets, the current commitments outstanding, the current run rate on fixed expenses, and the prohibition within Regulation W, we believe that the Company does not have sufficient liquidity to fund its current activities without a modification of our current operating strategy or without raising additional capital.

As proposed, the U.S. implementation of Basel III would lead to significantly higher capital requirements and more restrictive leverage and liquidity ratios than those currently in place. The ultimate impact of the U.S. implementation of the new capital and liquidity standards on the Company and the Bank is currently being reviewed and is dependent upon the terms of the final regulations, which may differ from the proposed regulations. Based on our current analyses, we believe that both the Company and the Bank would meet all capital adequacy requirements under the final rules. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact our net income and return on equity.

Return on Equity and Assets

The following table shows the return on average assets (net income (loss) divided by average total assets), return on average equity (net income (loss) divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the years ended December 31, 2014, 2013 and 2012. Since our inception, we have not paid cash dividends.

	2014	2013	2012
Return on average assets	(6.25)%	(5.75)%	(0.55)%
Return on average equity	(6.24)%	(3.92)%	(7.13)%
Equity to assets ratio	12.29%	14.68%	7.71%

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend to a client as long as the client has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2014 unfunded commitments to extend credit were $7.9 million, of which approximately $7.8 million is at fixed rates and $90,000 is at variable rates. A significant portion of the unfunded commitments related to commercial lines of credit. Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

Other than the significant firm commitments related to our software and development disclosed above under “Capital Resources,” we are not involved in off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements, or other transactions that could result in liquidity needs or other commitments that significantly impact earnings.

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

Approximately 59.6% of our loans were variable rate loans at December 31, 2014, an increase from 57% at December 31, 2013. As of December 31, 2014, our ratio of cumulative gap to total earning assets after 12 months but within five years was (26.05%) because in a rate change scenario, $23.7 million more liabilities would reprice in a 12 month period than assets. However, our gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

The Company

The Company’s cash balances, independent of the Bank, were $288,440 and its loans and real estate held for sale (most of which serve as collateral for the Company’s note payable) were $1.4 million at December 31, 2014 compared to cash balances of approximately $2.3 million and real estate held for sale of $1.1 million at December 31, 2013. In addition, at December 31, 2013, the Company had loans held for investment of approximately $811,000 and loans held for sale of approximately $900,000. The loan held for investment was transferred to other real estate and the held for sale loans were sold prior to June 30, 2014. The Company’s accrued and other liabilities, independent of the Bank, were $2.5 million at December 31, 2014 compared to $530,741 at December 31, 2013. The decrease in liquid assets of approximately $2.1 million and the increase in payables of $2.0 million are due primarily to expenses incurred related to the transaction services segment. See “Note 21 — Parent Company Financial Information” for additional information related to the transaction services segment.

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

The Bank

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits within our market. In addition, we will receive cash upon the maturity and the maturity of investment securities. Our investment securities available for sale at December 31, 2014 amounted to $15.6 million, or 15.5% of total assets. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. At December 31, 2014, $2.7 million of our investment portfolio was pledged against outstanding debt. Therefore, the related debt would need to be repaid prior to the securities being sold and converted to cash.

We are a member of the Federal Home Loan Bank of Atlanta (“FHLB”), from which applications for borrowings can be made for leverage purposes. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. At December 31, 2014, we had collateral that would support approximately $8.4 million in additional borrowings. Like all banks, we are subject to the FHLB’s credit risk rating policy which assigns member institutions a rating which is reviewed quarterly. The rating system utilizes key factors such as loan quality, capital, liquidity, profitability, etc. Our ability to access our available borrowing capacity from the FHLB in the future is subject to our rating and any subsequent changes based on our financial performance as compared to factors considered by the FHLB in their assignment of our credit risk rating each quarter.

At December 31, 2014, the Bank had an unused line of credit to purchase federal funds of $2.0 million. The line of credit is available on a one to fourteen day basis for general corporate purposes of the Bank. The lender has reserved the right to withdraw the line at its option. At December 31, 2014, the Bank had pledged $16.5 million in loans to the FRB’s Borrower-in-Custody of Collateral program. Our available credit under this line was approximately $11.9 million as of December 31, 2014.

The Consolidated Company

At December 31, 2014, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $10.9 million, or 10.8% of total assets, a decrease from our cash liquidity ratio of 13.8% as of December 31, 2013. During 2014, the decrease in liquidity is due primarily to the decrease in cash and due from bank and fed funds sold, primarily due to expenses incurred related to the transaction services segment. We carefully focused on liquidity management during 2014 and 2013. As brokered deposits and advances have matured, we have not replaced these funds with wholesale funding as we have sought to reduce our reliance on brokered time deposits and other noncore funding sources. We had one remaining brokered deposit of $1,594,000 that matured in March 31, 2014 and was not renewed.

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

The following table sets forth information regarding our rate sensitivity, as of December 31, 2014, at each of the time intervals. The information in the table may not be indicative of our rate sensitivity position at other points in time. In addition, the maturity distribution indicated in the table may differ from the contractual maturities of the earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

	Within three months	After three but within twelve months	After one but within five years	After five years	Total
Interest-earning assets:
Federal funds sold and other	$5,643,000	$—	$—	$—	$5,643,000
Investment securities	331,510	874,595	1,810,689	12,598,732	15,615,526
Loans	4,438,704	13,763,652	44,379,204	6,595,706	69,177,266
Total interest-earning assets	$10,413,214	$14,638,247	$46,189,893	$19,194,438	$90,435,792
Interest-bearing liabilities:
Money market and NOW	$42,412,664	$—	$—	$—	$42,412,664
Regular savings	767,668	—	—	—	767,668
Time deposits	4,782,928	11,881,978	8,817,849	3,194,694	28,677,449
Note payable	—	600,000	—	—	600,000
FHLB advances	5,000,000	—	—	—	5,000,000
Repurchase agreements	153,603	—	—	—	153,603
Total interest-bearing liabilities	$53,116,863	$12,481,978	$8,817,849	$3,194,694	$77,611,384
Period gap	$(42,703,649)	$2,156,296	$37,372,044	$15,999,743
Cumulative gap	(42,703,649)	(40,547,380)	(3,175,336)	12,824,408
Ratio of cumulative gap to total earning assets	(47.22)%	(44.84)%	(3.51)%	14.18%

Accounting, Reporting, and Regulatory Matters

The following is a summary of recent authoritative pronouncements that may affect our accounting, reporting, and disclosure of financial information:

In January 2014, the Financial Accounting Standards Board (“FASB”) amended Receivables topic of the Accounting Standards Codification. The amendments are intended to resolve diversity in practice with respect to when a creditor should reclassify a collateralized consumer mortgage loan to other real estate owned (“OREO”). In addition, the amendments require a creditor reclassify a collateralized consumer mortgage loan to OREO upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The amendments will be effective for the Company for annual periods, and interim periods within those annual periods beginning after December 15, 2014, with early implementation of the guidance permitted. In implementing this guidance, assets that are reclassified from real estate to loans are measured at the carrying value of the real estate at the date of adoption. Assets reclassified from loans to real estate are measured at the lower of the net amount of the loan receivable or the fair value of the real estate less costs to sell at the date of adoption. The Company will apply the amendments prospectively. The Company does not expect these amendments to have a material effect on its financial statements.

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

In January 2015, the FASB issued guidance that eliminated the concept of extraordinary items from U.S. GAAP. Existing U.S. GAAP required that an entity separately classify, present, and disclose extraordinary events and transactions. The amendments will eliminate the requirements for reporting entities to consider whether an underlying event or transaction is extraordinary, however, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments may be applied either prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Independence Bancshares, Inc.
Greenville, South Carolina

We have audited the accompanying consolidated balance sheets of Independence Bancshares, Inc. and subsidiary (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independence Bancshares, Inc. and subsidiary as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has reported losses from operations during 2014 and 2013, primarily due to expenses incurred related to the transaction services segment (see Note 19 for additional information on the Company’s business segments). As a result, the Company’s total liabilities independent of those held by its subsidiary, Independence National Bank, totaled $3.1 million which were in excess of its total assets independent of those held by its subsidiary and its investment in its subsidiary which totaled $2.0 million. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Elliott Davis Decosimo, LLC

Greenville, South Carolina
April 15, 2015

INDEPENDENCE BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
Assets
Cash and due from banks	$5,261,080	$6,541,955
Federal funds sold	5,643,000	7,880,000
Investment securities available for sale	15,615,526	20,125,470
Non-marketable equity securities	609,650	424,200
Loans, net of an allowance for loan losses of $1,032,776 and $1,301,886, respectively	67,994,667	62,368,250
Loans held for sale	—	900,000
Accrued interest receivable	291,288	358,350
Property, equipment, and software, net	2,384,007	2,512,816
Other real estate owned and repossessed assets	2,557,457	2,508,170
Other assets	355,307	649,924
Total assets	$100,711,982	$104,269,135
Liabilities
Deposits:
Non-interest bearing	$11,016,882	$12,044,506
Interest bearing	71,857,781	77,124,171
Total deposits	82,874,663	89,168,677
Federal Home Loan Bank advances	5,000,000	—
Note payable	600,000	—
Securities sold under agreements to repurchase	153,603	96,879
Accrued interest payable	8,226	7,432
Accounts payable and accrued expenses	2,664,910	688,691
Total liabilities	91,301,402	89,961,679
Commitments and contingencies — notes 12, 13 and 14
Shareholders’ equity
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued	—	—
Common stock, par value $.01 per share; 300,000,000 shares authorized; 20,502,760 shares issued and outstanding	205,028	205,028
Additional paid-in capital	35,124,151	34,738,643
Accumulated other comprehensive income (loss)	1,154	(1,216,718)
Accumulated deficit	(25,919,753)	(19,419,497)
Total shareholders’ equity	9,410,580	14,307,456
Total liabilities and shareholders’ equity	$100,711,982	$104,269,135

See notes to consolidated financial statements that are an integral part of these consolidated statements.

INDEPENDENCE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2014	2013
Interest income
Loans	$3,388,060	$3,480,250
Investment securities	495,403	481,696
Federal funds sold and other	34,505	51,113
Total interest income	3,917,968	4,013,059
Interest expense
Deposits	292,287	446,274
Borrowings	19,737	43,952
Total interest expense	312,024	490,226
Net interest income	3,605,944	3,522,833
Provision (reversal of provision) for loan losses	(30,000)	105,424
Net interest income after provision for loan losses	3,635,944	3,417,409
Non-interest income
Service fees on deposit accounts	54,244	41,475
Residential loan origination fees	191,384	150,284
Gain on sale of loans held for sale	118,452	—
Gain on sale of investments	1,032	—
Other income	75,646	33,385
Total non-interest income	440,758	225,144
Non-interest expenses
Compensation and benefits	2,634,902	2,557,565
Real estate owned activity	651,038	1,590,001
Occupancy and equipment	630,638	567,390
Insurance	281,503	394,056
Data processing and related costs	337,510	339,580
Professional fees	739,618	757,418
Product research and development expense	4,938,034	2,980,067
Other	363,715	484,225
Total non-interest expenses	10,576,958	9,670,302
Loss before income tax expense	(6,500,256)	(6,027,749)
Income tax expense	—	—
Net loss	$(6,500,256)	$(6,027,749)
Other comprehensive income, net of tax
Unrealized gain (loss) on investment securities available for sale, net of tax	1,218,904	(1,224,751)
Reclassification adjustment included in net income, net of tax	(1,032)	—
Other comprehensive income (loss)	1,217,872	(1,224,751)
Total comprehensive loss	$(5,282,384)	$(7,252,500)
Loss per common share — basic and diluted	$(0.32)	$(0.30)
Weighted average common shares outstanding — basic and diluted	20,502,760	20,056,108

See notes to consolidated financial statements that are an integral part of these consolidated statements.

INDEPENDENCE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

				Accumulated
				other		Total
	Common stock		Additional	comprehensive	Accumulated	shareholders’
	Shares	Amount	paid-in capital	income (loss)	deficit	equity
December 31, 2012	19,733,760	$197,338	$33,745,883	$8,033	$(13,391,748)	$20,559,506
Stock option expense related to stock options granted	—	—	472,948	—	—	472,948
Issuance of stock — capital raise, net of expenses	769,000	7,690	519,812	—	—	527,502
Net loss	—	—	—	—	(6,027,749)	(6,027,749)
Other comprehensive loss	—	—	—	(1,224,751)	—	(1,224,751)
December 31, 2013	20,502,760	$205,028	$34,738,643	$(1,216,718)	$(19,419,497)	$14,307,456
Stock option expense related to stock options granted	—	—	385,508	—	—	385,508
Net loss	—	—	—	—	(6,500,256)	(6,500,256)
Other comprehensive income	—	—	—	1,217,872	—	1,217,872
December 31, 2014	20,502,760	$205,028	$35,124,151	$1,154	$(25,919,753)	$9,410,580

See notes to consolidated financial statements that are an integral part of these consolidated statements.

INDEPENDENCE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013
Operating activities
Net loss	$(6,500,256)	$(6,027,749)
Adjustments to reconcile net loss to cash used in operating activities:
Provision (reversal of provision) for loan losses	(30,000)	105,424
Depreciation	216,323	130,110
Amortization of investment securities discounts/premiums, net	240,072	372,232
Stock option expense related to stock options granted	385,508	472,948
Gain on sale of investment securities	(1,032)	—
Gain on sale of loans held for sale	(118,452)	—
Net changes in fair value and losses on other real estate owned and repossessed assets	588,450	1,449,070
(Increase) decrease in other assets, net	361,679	(158,889)
Increase (decrease) in other liabilities, net	1,976,418	(115,689)
Net cash used in operating activities	(2,881,290)	(3,772,543)
Investing activities
Net (increase) decrease in loans	(6,753,965)	3,798,399
Proceeds from sale of loans held for sale	1,033,000	—
Maturities and sales of investment securities available for sale	4,097,244	1,000,000
Repayments of investment securities available for sale	1,392,127	2,757,523
Redemption (purchase) of non-marketable equity securities	(185,450)	311,100
Purchase of property, equipment, and software	(87,514)	(453,325)
Proceeds from sale of other real estate owned and repossessed assets	505,263	1,862,311
Net cash provided by investing activities	705	9,276,008
Financing activities
Decrease in deposits, net	(6,294,014)	(7,235,711)
Proceeds from (repayments on ) borrowings	5,000,000	(7,000,000)
Increase (decrease) in securities sold under agreements to repurchase	56,724	(11,801)
Proceeds from issuance of note payable	600,000	—
Paid in capital and common stock from capital raise	—	527,502
Net cash used in financing activities	(637,290)	(13,720,010)
Net decrease in cash and cash equivalents	(3,517,875)	(8,216,545)
Cash and cash equivalents at beginning of the year	14,421,955	22,638,500
Cash and cash equivalents at end of the year	$10,904,080	$14,421,955
Supplemental information
Cash paid for
Interest	$ 311,230	$518,707
Schedule of non-cash transactions
Increase (decrease) in unrealized gain (loss) on investment securities	$ 1,218,904	$(1,224,751)
Loans transferred to other real estate owned and repossessed assets	$ 1,143,000	$ 1,351,257
Loans transferred to loans held for sale	$—	$ 900,000

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

Going Concern

The Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has reported losses from operations during 2014 and 2013, primarily due to expenses incurred related to the transaction services segment (see Note 19 for additional information on the Company’s business segments). As a result, the Company’s total liabilities independent of those held by the Bank totaled $3.1 million which were in excess of its total assets independent of those held by the Bank and its investments in the Bank which totaled $2.0 million. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has been developing its digital banking business and incurred product research and development expenses of $4.9 million in 2014 in efforts to develop this business. The Company has used the majority of its available capital and assets for this business and is unable to continue to develop or pay obligations at this time.

Under Regulation W, the Bank may not be a source of cash or capital for the Company. Due to the uncertainty of timing and amount of cash that might be received from the conversion of the held for sale assets, the current commitments outstanding, the current run rate on fixed expenses, the current payables, and the prohibition within Regulation W, management believes that the Company does not have sufficient working capital to continue to fund its current level of activities without raising additional funding.

The Company is operating under a plan to raise capital. The Company’s ability to raise additional capital will depend on a number of factors, including conditions in the capital markets, which are outside of the control of management. There is a risk the Company will not be able to raise the capital it needs at all or upon favorable terms. If the Company cannot raise this additional capital, management will not be able to implement its growth objective for the Company and the Company may be subject to increased regulatory supervision and restriction. These restrictions would most likely have a material adverse effect on our ability to grow and expand which would negatively impact our financial condition and results of operations.

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

Business Segments

The Company reports its activities as four business segments — Community Banking, Transaction Services, Asset Management and Parent Only. In determining proper segment definition, the Company considers the materiality of a potential segment and components of the business about which financial information is available and regularly evaluated, relative to a resource allocation and performance assessment. Please refer to “Note 19 — Business Segments” for further information on the reporting for the four business segments.

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

On June 5, 2014, the Board of Directors of the Bank received an Order Terminating the Consent Order indicating that the Bank’s Consent Order with the OCC, which, among other things, required the Bank to maintain minimum capital levels in excess of the minimum regulatory capital ratios for “well-capitalized” banks, had been terminated effective June 4, 2014. The Bank was considered “well-capitalized” as of December 31, 2014.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents includes cash, amounts due from banks and federal funds sold. Generally, federal funds are sold for one-day periods. Due to the short term nature of cash and cash equivalents, the carrying amount of these instruments is deemed to be a reasonable estimate of fair value.

At December 31, 2014 and 2013, the Company had restricted cash totaling $2,000 with the Federal Home Loan Bank (“FHLB”) of Atlanta. Also at December 31, 2013, the Company had restricted cash totaling $500,000 with Pacific Coast Bankers Bank, the Company’s primary correspondent bank. The Company had no restricted cash with Pacific Coast Bankers Bank at December 31, 2014 as the Company changed correspondent banks during the quarter ended March 31, 2014. There are no restrictions required by the new correspondent bank. The Company places its deposits and correspondent accounts with and sells its federal funds to high quality institutions. Management believes credit risk associated with correspondent accounts is not significant.

Investment Securities

Investment securities are accounted for in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, “Investments — Debt and Equity Securities.” Management classifies securities at the time of purchase into one of three categories as follows: (1) Securities Held to Maturity: securities which the Company has the positive intent and ability to hold to maturity, which are reported at amortized cost; (2) Trading Securities: securities that are bought and held principally for the purpose of selling them in the near future, which are reported at fair value with unrealized gains and losses included in earnings; and (3) Securities Available for Sale: securities that may be sold under certain conditions, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity as accumulated other comprehensive income. The amortization of premiums and accretion of discounts on investment securities are recorded as adjustments to interest income. Gains or losses on sales of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. Unrealized losses on securities, reflecting a decline in value or impairment judged by the Company to be other-than-temporary, are charged to earnings in the consolidated statements of operations.

Non-Marketable Equity Securities

The Bank, as a member of the Federal Reserve Bank (“FRB”) and the FHLB, is required to own capital stock in these organizations. The amount of FRB stock owned is based on the Bank’s capital levels and totaled $295,250 and $274,300 at December 31, 2014 and 2013, respectively. The amount of FHLB stock owned is determined based on the Bank’s balances of residential mortgages and advances from the FHLB and totaled $314,400 and $149,900 at December 31, 2014 and 2013, respectively. No ready market exists for these stocks, and they have no quoted market value. However, redemption of these stocks has historically been at par value. Accordingly, the carrying amounts are deemed to be a reasonable estimate of fair value.

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

Loans Held for Sale

At December 31, 2013, the Company held approximately $900,000 in loans classified as held for sale because the Company was in the process of soliciting bids to sell approximately $1.3 million of loans to unaffiliated third party investors, and it was the Company’s intent to accept the highest bid received assuming it was greater than $900,000. As of December 31, 2013, these loans were reclassified out of the loans held for investment category and segregated on the balance sheet as held for sale. These loans are carried at their liquidation value based on the minimum acceptable bid threshold set by the Company with the remaining difference of approximately $407,000 being charged off through the allowance for loan losses. During the year ended December 31, 2014, the two loans classified as held for sale were sold for total proceeds of $1,033,000. A success fee of approximately $41,000 and a net gain of approximately $118,000 was recognized as a result of this sale.

Allowance for Loan Losses

An allowance for loan losses is maintained at a level deemed appropriate by management to adequately provide for known and inherent losses in the loan portfolio. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. In cases where management deems the amount of the reserve for loan losses to be less than previously determined, an adjustment to lower or reverse the provision will be recorded. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, as well as any reversal of provision, if any, are credited to the allowance.

The allowance for loan losses or any reversal of provision is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of both a specific and a general component. The specific component relates to loans that are impaired loans as defined in FASB ASC Topic 310, “Receivables”. For such loans, an allowance is established when either the discounted cash flows or collateral value (less estimated selling costs) or observable market price of the impaired loan is lower than the carrying value of that loan. The general reserve component covers non-impaired loans and is calculated by applying historical loss factors to each sector of the loan portfolio and adjusting for qualitative environmental factors. Qualitative adjustments are used to adjust the historical average for changes to loss indicators within the economy, our market, and specifically our portfolio. The general reserve component is then combined with the specific reserve to determine the total allowance for loan losses.

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

The Company designates loan modifications as troubled debt restructurings (TDRs) when, for economic or legal reasons related to the borrower’s financial difficulties, a concession is granted to the borrower that would not otherwise be considered. Upon initial restructuring, TDRs are considered classified and impaired and are placed in nonaccrual status if not already categorized. TDRs are returned to accrual status when there is economic substance to the restructuring, any portion of the debt not expected to be repaid has been charged off, the remaining note is reasonably assured of repayment in accordance with its modified terms, and the borrower has demonstrated sustained repayment performance in accordance with the modified terms for a reasonable period of time (generally six months).

Property and Equipment and Software

Land is reported at cost. Buildings and improvements, furniture and equipment, capitalized software, and automobiles are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method, based on the estimated useful lives of 40 years for buildings and 3 to 15 years for software, furniture, equipment and automobiles. Leasehold improvements are amortized over the life of the lease. The cost of assets sold or otherwise disposed of, and the related allowance for depreciation, are eliminated from the accounts and the resulting gains or losses are reflected in the statement of operations when incurred. Maintenance and repairs are charged to current expense. The costs of major renewals and improvements are capitalized.

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

Net Loss per Share

Basic loss per share represents net loss divided by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method. For the years ended December 31, 2014 and 2013 as a result of the Company’s net loss, all of the potential common shares (3,102,255 and 3,273,505 stock options, respectively, and 312,500 and 312,500 warrants, respectively) were considered anti-dilutive.

Research and Development

All costs incurred to establish the technological feasibility of computer software to be sold, leased or otherwise marketed as research and development are expensed as incurred. Once technological feasibility has been established, the subsequent costs of producing, coding and testing the products should be capitalized. The expensing of computer software costs is discontinued when the product is available for general release to customers. Currently, the Company has not achieved technological feasibility and is expensing all computer software purchases and development expenses related to research and development. Once technological feasibility is reached, the Company will capitalize costs as incurred until such point that the software being produced is available for general release to customers.

Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that may affect our accounting, reporting, and disclosure of financial information:

In January 2014, the Financial Accounting Standards Board (“FASB”) amended Receivables topic of the Accounting Standards Codification. The amendments are intended to resolve diversity in practice with respect to when a creditor should reclassify a collateralized consumer mortgage loan to other real estate owned (“OREO”). In addition, the amendments require a creditor reclassify a collateralized consumer mortgage loan to OREO upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The amendments will be effective for the Company for annual periods, and interim periods within those annual periods beginning after December 15, 2014, with early implementation of the guidance permitted. In implementing this guidance, assets that are reclassified from real estate to loans are measured at the carrying value of the real estate at the date of adoption. Assets reclassified from loans to real estate are measured at the lower of the net amount of the loan receivable or the fair value of the real estate less costs to sell at the date of adoption. The Company will apply the amendments prospectively. The Company does not expect these amendments to have a material effect on its financial statements.

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

In January 2015, the FASB issued guidance that eliminated the concept of extraordinary items from U.S. GAAP. Existing U.S. GAAP required that an entity separately classify, present, and disclose extraordinary events and transactions. The amendments will eliminate the requirements for reporting entities to consider whether an underlying event or transaction is extraordinary, however, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments may be applied either prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2 — INVESTMENT SECURITIES

The amortized costs and fair values of investment securities available for sale are as follows:

	December 31, 2014
	Gross Unrealized
	Amortized			Fair
	Cost	Gains	Losses	Value
Government-sponsored mortgage-backed	$7,597,334	$122,491	$(118,308)	$7,601,517
Collateralized mortgage-backed	2,040,478	—	(57,518)	1,982,960
Municipals, tax-exempt	4,658,532	68,643	(30,179)	4,696,996
Municipals, taxable	1,317,433	16,620	—	1,334,053
Total investment securities available for sale	$15,613,777	$207,754	$(206,005)	$15,615,526

	December 31, 2013
	Gross Unrealized
	Amortized			Fair
	Cost	Gains	Losses	Value
Government-sponsored mortgage-backed	$10,952,187	$43,394	$(542,309)	$10,453,272
Collateralized mortgage-backed	2,045,781	—	(170,427)	1,875,354
Municipals, tax-exempt	7,018,616	—	(512,489)	6,506,127
Municipals, taxable	1,325,604	4,417	(39,304)	1,290,717
Total investment securities available for sale	$21,342,188	$47,811	$(1,264,529)	$20,125,470

The following table presents information regarding securities with unrealized losses at December 31, 2014:

	Securities in an Unrealized		Securities in an Unrealized
	Loss Position for Less than		Loss Position for More than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Government-sponsored mortgage-backed	$—	$—	$3,247,141	$118,308	$3,189,623	$118,308
Collateralized mortgage-backed	—	—	1,982,960	57,518	2,040,478	57,518
Municipals, tax-exempt	—	—	1,072,090	30,179	1,072,090	30,179
Total temporarily impaired securities	$—	$—	$6,302,191	$206,005	$6,302,191	$206,005

The following table presents information regarding securities with unrealized losses at December 31, 2013:

	Securities in an Unrealized		Securities in an Unrealized
	Loss Position for Less than		Loss Position for More than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Government-sponsored mortgage-backed	$2,753,651	$55,958	$6,955,336	$486,351	$9,708,987	$542,309
Collateralized mortgage-backed	—	—	1,875,354	170,427	1,875,354	170,427
Municipals, tax-exempt	5,497,537	402,945	1,008,590	109,544	6,506,127	512,489
Municipals, taxable	998,435	39,304	—	—	998,435	39,304
Total temporarily impaired securities	$9,249,623	$498,207	$9,839,280	$766,322	$19,088,903	$1,264,529

At December 31, 2014, there were no investment securities which had been in a continuous loss position for less than twelve months. At December 31, 2014, investment securities with a fair value of approximately $6.3 million and unrealized losses of $206,005 had been in a continuous loss position for more than one year. All remaining investment securities were in an unrealized gain position. The Company believes, based on industry analyst reports and credit ratings that the deterioration in the fair value of these investment securities available for sale is attributed to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. The Company has the ability and intent to hold these securities until such time as the values recover or the securities mature. At December 31, 2013, investment securities with a fair value of $9.2 million and unrealized losses of $498,207 had been in a continuous loss position for less than twelve months and investment securities with a fair value of $9.8 million and unrealized losses of $766,322 had been in a continuous loss position for more than one year. At December 31, 2013, all remaining investment securities were in an unrealized gain position.

The amortized costs and fair values of investment securities available for sale at December 31, 2014, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers have the right to prepay the obligations.

	December 31, 2014
	Amortized	Fair
	Cost	Value
Due within one year	$—	$—
Due after one through three years	—	—
Due after three through five years	—	—
Due after five through ten years	2,828,792	2,779,513
Due after ten years	12,784,985	12,836,013
Total investment securities	$15,613,777	$15,615,526

During 2014, the Company received proceeds from sales of securities of $4.1 million for a total gain of $1,032. The Company did not receive any proceeds from sales of securities during 2013. At December 31, 2014 and 2013, $2.7 million and $2.5 million in securities were pledged as collateral for repurchase agreements, a credit line and public deposits.

The Company’s investment portfolio consists principally of obligations of the United States of America, its agencies or enterprises it sponsors. In the opinion of management, there is no concentration of credit risk in its investment portfolio.

NOTE 3 — LOANS

The composition of net loans by major category is as follows:

	December 31,
	2014	2013
Real estate:
Commercial	$25,246,396	$21,795,047
Construction and development	8,425,453	10,053,100
Single and multifamily residential	18,073,429	18,757,484
Total real estate loans	51,745,278	50,605,631
Commercial business	16,059,082	12,170,698
Consumer	1,372,906	999,941
Deferred origination fees, net	(149,823)	(106,134)
Gross loans, net of deferred fees	69,027,443	63,670,136
Less allowance for loan losses	(1,032,776)	(1,301,886)
Loans, net	$67,994,667	$62,368,250

The Company, through the Bank, makes loans to individuals and small- to mid-sized businesses for various personal and commercial purposes primarily in Greenville County, South Carolina. Credit concentrations can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, certain loan products, or certain regions of the country. Credit risk associated with these concentrations could arise when a significant amount of loans, related by similar characteristics, are simultaneously impacted by changes in economic or other conditions that cause their probability of repayment to be adversely affected. The Company regularly monitors its credit concentrations. The Company does not have a significant concentration to any individual client. The major concentrations of credit arise by collateral type. As of December 31, 2014, management has determined that the Company has a concentration in commercial real estate loans, including construction and development loans. At December 31, 2014, the Company had $33.7 million in commercial real estate loans, representing 48.8% of gross loans. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened portfolio monitoring and reporting, and strong underwriting criteria with respect to its commercial real estate portfolio.

Previously, in June 2013, the Company purchased three loans totaling $2.2 million from the Bank (under terms that meet the Market Terms Requirement as described in Regulation W covering transactions between affiliates) in order to support a reduction in the Bank’s adversely classified assets ratio. At December 31, 2013, the Company held approximately $900,000 classified as loans held for sale that are not included in the loan balances disclosed above or in the disclosures presented in the remainder of Note 3. At December 31, 2013, the Company was in the process of soliciting bids to sell two loans purchased from the Bank of approximately $1.3 million of loans to unaffiliated third party investors, and it was the Company’s intent to accept the highest bid received assuming it was greater than $900,000. As of December 31, 2013, these loans were reclassified out of the loans held for investment category and segregated on the balance sheet as held for sale. These loans are carried at their liquidation value based on the minimum acceptable bid threshold set by the Company with the remaining difference of approximately $407,000 being charged off through the allowance for loan losses. During the year ended December 31, 2014, the two loans classified as held for sale and previously classified as TDRs in 2013 were sold for total proceeds of $1,033,000. A success fee of approximately $41,000 and a gain of approximately $118,000 was recognized as a result of this sale. During 2014, the one remaining loan held by the Company was transferred into other real estate owned at its remaining outstanding principal balance at the time of transfer of approximately $809,000. There were no loans classified as held for sale at December 31, 2014.

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

The composition of gross loans, before the deduction for deferred origination fees, by rate type is as follows:

December 31, 2014
Variable rate loans	$41,285,319
Fixed rate loans	27,891,947
$69,177,266

Directors, executive officers and associates of such persons are customers of and have transactions with the Bank in the ordinary course of business. Included in such transactions are outstanding loans and commitments, all of which were made under substantially the same credit terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectability. The aggregate dollar amount of these outstanding loans was $3.2 million and $1.7 million at December 31, 2014 and 2013, respectively. During 2014, there were $1.6 million in new loans and advances on these lines of credit and repayments were approximately $67,000. During 2013, there were no new loans and advances on these lines of credit and repayments were approximately $2.2 million. At December 31, 2014, there were commitments to extend additional credit to related parties in the amount of approximately $158,000. There were no commitments to extend additional credit to related parties at December 31, 2014.

The Bank has a line of credit with the FHLB to borrow funds, subject to the pledge of qualified collateral. Acceptable collateral includes certain types of commercial real estate, consumer residential and home equity loans. At December 31, 2014, approximately $41.4 million of first and second mortgage loans, commercial loans and home equity lines of credit were specifically pledged to the FHLB, resulting in $8.4 million in lendable collateral. At December 31, 2014, the Bank had also pledged $16.5 million of commercial loans to the FRB’s Borrower-in-Custody of Collateral program, resulting in $11.9 million in lendable collateral. In July 2014, the Bank obtained $5,000,000 in new FLHB advances in order to fund future loan growth. These advances were secured by $13.9 million in collateralized loans. The terms of this note required monthly interest payments through the January 2015 maturity date. The advance was repaid in its entirety upon maturity. The Bank had no outstanding borrowings from the FRB or FHLB as of December 31, 2013.

Credit Quality

The following table summarizes delinquencies and nonaccruals, by portfolio class, as of December 31, 2014 and 2013.

	Single and
	multifamily	Construction	Commercial
	residential	and	real estate	Commercial
	real estate	development	— other	business	Consumer	Total
December 31, 2014
30–59 days past due	$188,033	$39,561	$—	$23,938	$—	$251,532
60–89 days past due	—	—	—	9,129	—	9,129
Nonaccrual	—	—	534,057	—	—	534,057
Total past due and nonaccrual	188,033	39,561	534,057	33,067	—	794,718
Current	17,885,396	8,385,892	24,712,339	16,026,015	1,372,906	68,382,548
Total loans	$18,073,429	$8,425,453	$25,246,396	$16,059,082	$1,372,906	$69,177,266
December 31, 2013
30–59 days past due	$—	$42,542	$524,430	$—	$—	$566,972
60–89 days past due	—	—	—	—	—	—
Nonaccrual	46,847	1,008,253	347,615	—	—	1,402,715
Total past due and nonaccrual	46,847	1,050,795	872,045	—	—	1,969,687
Current	18,710,637	9,002,305	20,923,002	12,170,698	999,941	61,806,583
Total loans	$18,757,484	$10,053,100	$21,795,047	$12,170,698	$999,941	$63,776,270

At December 31, 2014 and 2013, there were nonaccrual loans of $534,057 and $1.4 million, respectively, included in the above loan balances. Foregone interest income related to nonaccrual loans equaled $77,639 and $72,525 for the years ended December 31, 2014 and 2013, respectively. No interest income was recognized on nonaccrual loans during 2014 and 2013. At both December 31, 2014 and 2013, there were no accruing loans which were contractually past due 90 days or more as to principal or interest payments.

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

The following table summarizes management’s internal credit risk grades, by portfolio class, as of December 31, 2014 and 2013.

	Single and
	multifamily	Construction	Commercial
	residential	and	real estate	Commercial
	real estate	development	— other	business	Consumer	Total
December 31, 2014
Pass Loans (Consumer)	$10,739,155	$1,362,322	$—	$—	$1,341,699	$13,443,176
Grade 1 — Prime	—	—	—	—	—	—
Grade 2 — Good	—	—	—	1,652,739	—	1,652,739
Grade 3 — Acceptable	2,594,126	1,284,107	9,123,260	4,629,684	31,207	17,662,384
Grade 4 — Acceptable w/Care	3,792,456	5,277,692	14,184,482	9,754,850	—	33,009,480
Grade 5 — Special Mention	—	82,413	648,152	—	—	730,565
Grade 6 — Substandard	947,692	418,919	1,290,502	21,809	—	2,678,922
Grade 7 — Doubtful	—	—	—	—	—	—
Total loans	$18,073,429	$8,425,453	$25,246,396	$16,059,082	$1,372,906	$69,177,266

	Single and
	multifamily	Construction	Commercial
	residential	and	real estate	Commercial
	real estate	development	— other	business	Consumer	Total
December 31, 2013
Pass Loans (Consumer)	$10,875,181	$693,307	$—	$—	$999,941	$12,568,429
Grade 1 — Prime	—	—	—	—	—	—
Grade 2 — Good	—	—	274,757	176,921	—	451,678
Grade 3 — Acceptable	1,967,068	646,410	6,743,008	3,034,590	—	12,391,076
Grade 4 — Acceptable w/Care	4,571,825	6,743,830	13,232,782	8,959,187	—	33,507,624
Grade 5 — Special Mention	731,681	88,665	677,746	—	—	1,498,092
Grade 6 — Substandard	611,729	1,880,888	866,754	—	—	3,359,371
Grade 7 — Doubtful	—	—	—	—	—	—
Total loans	$18,757,484	$10,053,100	$21,795,047	$12,170,698	$999,941	$63,776,270

Loans graded one through four are considered “pass” credits. At December 31, 2014, approximately 95% of the loan portfolio had a credit grade of “pass” compared to 92% at December 31, 2013. For loans to qualify for this grade, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment. Loans totaling $730,565 and $1.5 million, respectively, were classified as special mention at December 31, 2014 and 2013. This classification is utilized when an initial concern is identified about the financial health of a borrower. Loans are designated as such in order to be monitored more closely than other credits in the loan portfolio. At December 31, 2014 and 2013, substandard loans totaled $2.7 million and $3.4 million, respectively, with the vast majority of these loans being collateralized by real estate. Substandard credits are evaluated for impairment on a quarterly basis.

The following table summarizes information relative to impaired loans, by portfolio class, at December 31, 2014 and 2013.

	Unpaid			Average
	principal	Recorded	Related	impaired	Interest
	balance	investment	allowance	investment	income
December 31, 2014
With no related allowance recorded:
Single and multifamily residential real estate	$725,090	$725,090	$—	$604,851	$44,239
Construction and development	—	—	—	332,954	—
Commercial real estate — other	190,791	190,791	—	229,385	—
Commercial business	—	—	—	—	—
Consumer	—	—	—	—	—
With related allowance recorded:
Single and multifamily residential real estate	—	—	—	442,094	—
Construction and development	—	—	—	649,560	—
Commercial real estate — other	1,099,712	1,099,712	88,712	645,833	42,321
Commercial business	—	—	—	17,156	—
Consumer	—	—	—	—	—
Total:
Single and multifamily residential real estate	725,090	725,090	—	1,046,945	44,239
Construction and development	—	—	—	982,514	—
Commercial real estate — other	1,290,503	1,290,503	88,712	875,218	42,321
Commercial business	—	—	—	17,156	—
Consumer	—	—	—	—	—
	$2,015,593	$2,015,593	$88,712	$2,921,833	$86,560

	Unpaid			Average
	principal	Recorded	Related	impaired	Interest
	balance	investment	allowance	investment	income
December 31, 2013
With no related allowance recorded:
Single and multifamily residential real estate	$46,846	$46,846	$—	$68,150	$—
Construction and development	99,064	99,064	—	1,024,431	—
Commercial real estate — other	—	—	—	397,866	—
Commercial business	—	—	—	—	—
Consumer	—	—	—	—	—
With related allowance recorded:
Single and multifamily residential real estate	91,845	91,845	7,425	1,061,643	4,546
Construction and development	1,174,019	909,189	101,000	1,309,119	—
Commercial real estate — other	347,969	347,969	83,614	339,453	—
Commercial business	—	—	—	—	—
Consumer	—	—	—	—	—
Total:
Single and multifamily residential real estate	138,691	138,691	7,425	1,129,793	4,546
Construction and development	1,273,083	1,008,253	101,000	2,333,550	—
Commercial real estate — other	347,969	347,969	83,614	737,319	—
Commercial business	—	—	—	—	—
Consumer	—	—	—	—	—
	$1,759,743	$1,494,913	$192,039	$4,200,662	$4,546

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

At December 31, 2014, the principal balance of TDRs was approximately $343,000. At December 31, 2013, the principal balance of TDRs was zero as these loans had been reclassified as loans held for sale as of that date. During the year ended December 31, 2014, the two loans classified as held for sale and previously classified as TDRs in 2013 were sold for total proceeds of $1,033,000. A success fee of approximately $41,000 and a gain of approximately $118,000 was recognized as a result of this sale. No TDRs went into default during the year ended December 31, 2014. A TDR can be removed from “troubled” status once there is sufficient history of demonstrating the borrower can service the credit under market terms. We currently consider sufficient history to be approximately six months. As of December 31, 2014, the carrying balance consisted of one performing loan within one relationship which was restructured and granted a period of interest only payments during January 2014.

Provision and Allowance for Loan Losses

The provision, reversal of provision and allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The following table summarizes activity related to our allowance for loan losses for the years ended December 31, 2014 and 2013, by portfolio segment.

	Single and
	multifamily	Construction	Commercial
	residential	and	real estate	Commercial
	real estate	development	— other	business	Consumer	Total
December 31, 2014
Allowance for loan losses:
Balance, beginning of year	$237,230	$485,010	$360,564	$129,009	$90,073	$1,301,886
Provision (reversal of provision) for loan
losses	(150,000)	(295,265)	100,106	315,159	—	(30,000)
Loan charge-offs	—	(118,577)	(101,000)	(297,889)	—	(517,466)
Loan recoveries	73,567	162,962	3,427	38,400	—	278,356
Net loans charged-off	73,567	44,385	(97,573)	(259,489)	—	(239,110)
Balance, end of year	$160,797	$234,130	$363,097	$184,679	$90,073	$1,032,776
Individually reviewed for impairment	$ —	$ —	$88,712	$ —	$ —	$88,712
Collectively reviewed for impairment	160,797	234,130	274,385	184,679	90,073	944,064
Total allowance for loan losses	$160,797	$234,130	$363,097	$ 184,679	$90,073	$1,032,776

Gross loans, end of period:
Individually reviewed for impairment	$725,090	$ —	$1,290,503	$ —	$ —	$2,015,593
Collectively reviewed for impairment	17,348,339	8,425,453	23,955,893	16,059,082	1,372,906	67,161,673
Total gross loans	$18,073,429	$8,425,453	$25,246,396	$16,059,082	$1,372,906	$69,177,266

	Single and
	multifamily	Construction	Commercial
	residential	and	real estate	Commercial
	real estate	development	— other	business	Consumer	Total
December 31, 2013
Allowance for loan losses:
Balance, beginning of year	$611,576	$1,073,110	$63,747	$36,683	$73,300	$1,858,416
Provision (reversal of provision) for loan	(115,000)	(586,040)	703,817	85,827	16,820	105,424
losses
Loan charge-offs	(259,346)	(97,060)	(407,000)	—	(148)	(763,554)
Loan recoveries	—	95,000	—	6,499	101	101,600
Net loans charged-off	(259,346)	(2,060)	(407,000)	6,499	(47)	(661,954)
Balance, end of year	$237,230	$485,010	$360,564	$129,009	$90,073	$1,301,886
Individually reviewed for impairment	$7,425	$101,000	$83,614	$—	$—	$192,039
Collectively reviewed for impairment	229,805	384,010	276,950	129,009	90,073	1,109,847
Total allowance for loan losses	$237,230	$485,010	$360,564	$129,009	$90,073	$1,301,886

Gross loans, end of period:
Individually reviewed for impairment	$138,691	$1,008,253	$347,969	$—	$—	$1,494,913
Collectively reviewed for impairment	18,618,793	9,044,847	21,447,078	12,170,698	999,941	62,281,357
Total gross loans	$18,757,484	$10,053,100	$21,795,047	$12,170,698	$999,941	$63,776,270

NOTE 4 — PROPERTY, EQUIPMENT AND SOFTWARE

Property, equipment and software are stated at cost less accumulated depreciation. Components of property, equipment and software included in the consolidated balance sheets are as follows:

	December 31,
	2014	2013
Land and land improvements	$1,108,064	$1,108,064
Building	784,845	784,845
Leasehold improvements	257,159	257,159
Software	374,039	374,039
Furniture and equipment	1,402,118	1,314,604
	3,926,225	3,838,711
Accumulated depreciation	(1,542,218)	(1,325,895)
Total property, equipment and software	$2,384,007	$2,512,816

Depreciation expense for the years ended December 31, 2014 and 2013 was $216,323 and $130,110, respectively. There was one asset disposal for $1,012, asset purchases of $87,514 and no asset retirements during 2014. In 2013, we entered into contracts with two software vendors for use in the digital payments processing business. These contracts required upfront payments totaling $576,000, some of which was capitalizable software and some of which was maintenance.

NOTE 5 — OTHER REAL ESTATE OWNED AND REPOSSESSED ASSETS

The following table summarizes the composition of other real estate owned and repossessed assets as of the dates noted.

	December 31,
	2014	2013
Residential land lots	$552,200	$854,910
Single and multifamily residential real estate	62,257	158,900
Commercial office space	1,233,000	89,100
Commercial land	710,000	1,405,260
Equipment	—	—
	$2,557,457	$2,508,170

Changes in other real estate owned and repossessed assets are presented below:

	2014	2013
Balance at beginning of year	$2,508,170	$4,468,294
Repossessed property acquired in settlement of loans	1,143,000	1,351,257
Proceeds from sales of repossessed property	(505,263)	(1,862,311)
Loss on sale and write-downs of repossessed property, net	(588,450)	(1,449,070)
Balance at end of year	$2,557,457	$2,508,170

Previously, in June 2013, the Company purchased several pieces of real estate owned totaling $3.3 million from the Bank (under terms that meet the Market Terms Requirement as described in Regulation W covering transactions between affiliates) in order to support a reduction in the Bank’s adversely classified assets ratio. The table above, other than the net loss on sale of repossessed assets in 2013, does not reflect the effect of this transaction because it was an inter-company transaction. During 2014, other real estate owned for the Company increased due to the repossession of one property of $809,000, partially offset by the sale of real estate owned purchased from the Bank for proceeds of approximately $151,000, which resulted in losses of approximately $3,000 to the Company. In addition, the Company recognized write downs on real estate owned purchased from the Bank of approximately $579,000 during 2014. During 2013, the Company sold real estate owned purchased from the Bank for proceeds of approximately $1.4 million, which resulted in losses of approximately $100,000 to the Company. In addition, the Company recognized write downs on real estate owned purchased from the Bank (subsequent to the purchase of the property from the Bank) of approximately $575,000 during 2013. The remaining pieces of real estate owned purchased from the Bank are being actively marketed for sale and two of these properties are pledged as collateral against the Company’s note payable (see Note 9). In February 2015, the Company entered into a contract to sell one piece of real estate which was used to secure the note payable. Write downs of approximately $191,000 related to the upcoming sale have been included in the 2014 write down amounts discussed above. On March 18, proceeds of $452,593 were received from the sale of one piece of real estate which was used as collateral on the note payable. The full amount of proceeds was applied towards the remaining balance due on the note. On March 5, 2015, one nonaccrual loan at the Bank for $343,266 was transferred to other real estate owned for $300,000, net of a specific reserve, which includes $34,327 in selling costs, of $43,266. The specific reserve was included in the December 31, 2014 allowance amounts. On March 20, proceeds of $62,306 were received from the sale of one piece of real estate held by the Bank. No gains or losses were recognized as a result of this transaction. In March 2015, the Bank entered into a contract to sell one piece of real estate which is expected to close in April 2015.

NOTE 6 — DEPOSITS

Deposits at December 31, 2014 and 2013 are summarized as follows:

	2014	2013
Non-interest bearing	$11,016,882	$12,044,506
Interest bearing:
NOW accounts	7,335,360	6,624,714
Money market accounts	35,077,304	40,031,189
Savings	767,668	426,516
Time, less than $100,000	6,695,936	9,197,213
Time, $100,000 and over	21,981,513	19,250,539
Brokered time deposits, less than $100,000	—	1,594,000
Brokered time deposits, $100,000 and over	—	—
Total deposits	$82,874,663	$89,168,677

Interest expense on time deposits greater than $100,000 was $141,597 and $185,010 for the years ended December 31, 2014 and 2013 respectively.

Time deposits that meet or exceed the FDIC insurance limit at $250,000 amounted to $7,028,406 and $9,613,558 as of December 31, 2014 and 2013, respectively.

At December 31, 2014 the scheduled maturities of certificates of deposit (including brokered time deposits) are as follows:

2015	$16,664,906
2016	7,369,301
2017	1,448,548
2018	555,424
2019	2,639,270
$28,677,449

At December 31, 2014, $2.6 million in securities were pledged as collateral for public deposits and approximately $130,000 in securities were pledged as collateral for business deposits.

NOTE 7 — SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

At December 31, 2014 and 2013, respectively, the Bank had sold $153,603 and $96,879 of securities under agreements to repurchase with brokers with a weighted rate of 0.15% and 0.10%, respectively that mature in less than 90 days. These agreements were secured with approximately $130, 000 and $150,000 of investment securities, respectively. The securities, under agreements to repurchase, averaged $110,307 during 2014, with $221,467 being the maximum amount outstanding at any month-end. The average rate paid in 2014 was 0.10%. The securities, under agreements to repurchase, averaged $109,289 during 2013, with $218,426 being the maximum amount outstanding at any month-end. The average rate paid in 2013 was 0.10%.

NOTE 8 — FEDERAL HOME LOAN BANK ADVANCES

At December 31, 2014, the Bank had $5.0 million of advances from the FHLB, with a weighted average rate of 0.25%. The advance was obtained in July 2014 with a maturity date of January 2015. FHLB advances averaged $2.3 million during 2014, with $5.0 million being the maximum amount outstanding at any month-end. The average rate paid in 2014 was 0.25%. The FHLB advance was repaid in full in January 2015 upon maturity. At December 31, 2013, the Bank had no advances from the FHLB as one of the two advances for $2 million reached maturity and was repaid in April 1, 2013. The additional FHLB advance was repaid in full in June 2013 which resulted in a prepayment penalty of $87,308.

NOTE 9 — NOTE PAYABLE

In September 2014, the Company closed a $600,000 one-year borrowing. The loan was provided by a board member of the Bank and as a result needed to comply with Regulation O. Proceeds of the loan were used primarily to fund the research and development effort in the Transaction Services business segment. The loan is collateralized by a first perfected security interest in certain real estate assets of the Company. The loan was fully drawn at closing, and carries an annual interest rate of 7% per annum for the first six months on any outstanding borrowings and then steps up to 8% per annum for the remaining 6 months of the term. On March 18, 2015, one of the pieces of real estate was sold and a payment was made on the loan so that the outstanding balance of the loan was $149,774.

NOTE 10 — UNUSED LINES OF CREDIT

At December 31, 2014, the Bank had an unused unsecured line of credit to purchase federal funds of $2.0 million that has not been utilized. The line of credit is available on a one to fourteen day basis for general corporate purposes of the Bank. The lender has reserved the right to withdraw the line at its option.

The Bank has a line of credit with the FHLB to borrow funds, subject to the pledge of qualified collateral. At December 31, 2014, approximately $41.4 million of first and second mortgage loans, commercial loans and home equity lines of credit were specifically pledged to the FHLB, resulting in $8.4 million in lendable collateral. In July 2014, the Bank obtained $5,000,000 in new FLHB advances in order to fund future loan growth. These advances were secured by $13.9 million in collateralized loans. The terms of this note required monthly interest payments through the January 2015 maturity date. The advance was repaid in its entirety upon maturity. The Bank had no outstanding borrowings from the FHLB as of December 31, 2013. In addition, the Bank could pledge investment securities or cash for additional borrowing capacity of $8.4 million.

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

At December 31, 2014, the Bank had pledged $16.5 million in loans to the FRB’s Borrower-in-Custody of Collateral program resulting in $11.4 million in lendable collateral. Our available credit under this line was approximately $11.9 million and $10.9 million as of December 31, 2014 and 2013, respectively. The Bank had no outstanding borrowings from the FRB as of December 31, 2014.

NOTE 11 — INCOME TAXES

The components of income tax expense were as follows:

	Year Ended December 31,
	2014	2013
Current income tax expense (benefit)	$—	$—
Deferred income tax expense (benefit)	(2,338,716)	(2,109,076)
	(2,338,716)	(2,109,076)
Change in valuation allowance	2,338,716	2,109,076
Income tax expense	$—	$—

The following is a summary of the items that caused recorded income taxes to differ from taxes computed using the Company’s statutory federal income tax rate of 35%:

	Year Ended December 31,
	2014	2013
Income tax benefit at federal statutory rate	$(2,210,087)	$(2,049,435)
Change in valuation allowance	2,338,716	2,109,076
Other	(128,629)	(59,641)
Income tax expense	$—	$—

The components of the net deferred tax liability are as follows:

	December 31,
	2014	2013
Deferred tax assets (liabilities):
Allowance for loan losses	$89,131	$218,264
Lost interest on nonaccrual loans	7,598	95,057
Real estate acquired in settlement of loans	248,148	409,925
Net operating loss carry-forward	5,213,659	4,433,585
Deferred operational and start-up costs	69,554	82,596
Other-than-temporary impairment on non-marketable equity securities	52,497	52,497
Unrealized loss (gain) on investment securities available for sale	(595)	449,821
Internally developed software	3,081,561	1,162,226
Other	78,197	47,479
	8,839,750	6,951,450
Valuation allowance	(8,839,750)	(6,951,450)
Net deferred tax liability	$—	$—

The valuation allowance for deferred tax assets as of December 31, 2014 and 2013 was $8.8 million and $7.0 million, respectively. Accounting literature states that a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized. The determination of whether a deferred tax asset is realizable is based on the weighting all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified. As of December 31, 2014 and 2013, the Company determined that it is not more likely than not that deferred tax assets will be recognized in future years.

The Company will continue to analyze deferred tax assets and the related valuation allowance on a quarterly basis, taking into account performance compared to forecasted earnings as well as current economic and internal information.

The net deferred tax liability is recorded in other liabilities in the Company’s consolidated balance sheets. At December 31, 2014, the Company has federal operating loss carry-forwards of approximately $15.3 million that may be used to offset future taxable income and expire beginning in 2025.

The Company has analyzed the tax positions taken or expected to be taken on its tax returns and concluded it has no liability related to uncertain tax positions in accordance with FIN 48. With limited exceptions, income tax returns for 2011 and subsequent years are subject to examination by the taxing authorities.

We have generated significant net operating losses, or NOLs, as a result of our recent losses. We are generally able to carry NOLs forward to reduce taxable income in future years. However, the ability to utilize the NOLs is subject to the rules of Section 382 of the Internal Revenue Code. Section 382 generally restricts the use of NOLs after an “ownership change.” An ownership change occurs if, among other things, the shareholders (or specified groups of shareholders) who own or have owned, directly or indirectly, 5% or more of a corporation’s common stock or are otherwise treated as 5% shareholders under Section 382 and U.S. Treasury regulations promulgated thereunder because of an increase of their aggregate percentage ownership of that corporation’s stock by more than 50 percentage points over the lowest percentage of the stock owned by these shareholders over a rolling three-year period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with NOL carryforwards. This annual limitation is generally equal to the product of the value of the corporation’s stock on the date of the ownership change, multiplied by the long-term tax-exempt rate published monthly by the Internal Revenue Service. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOL carryforwards. We do not believe that the 2012 Private Placement and 2013 Follow-on Offering (see Note 1) caused an “ownership change” at the Company, within the meaning of Section 382.

NOTE 12 — RELATED PARTY TRANSACTIONS

On December 31, 2014 and 2013, the Bank had various loans outstanding to directors and officers. All of these loans were made under normal credit terms and did not involve more than normal risk of collection. See Note 3 for further details.

In September 2014, the Company closed a $600,000 one-year borrowing. The loan was provided by a board member of the Bank and as a result needed to comply with Regulation O. Proceeds of the loan were used primarily to fund the research and development effort in the Transaction Services business segment. The loan is collateralized by a first perfected security interest in certain real estate assets of the Company. The loan was fully drawn at closing, and carries an annual interest rate of 7% per annum for the first six months on any outstanding borrowings and then steps up to 8% per annum for the remaining 6 months of the term. On March 18, 2015, one of the pieces of real estate was sold and a payment was made on the loan so that the outstanding balance of the loan was $149,774.

In July 2011, Gordon A. Baird, our Chief Executive Officer and member of the board of directors, formed MPIB, a Delaware limited liability company for the purpose of developing the business and regulatory plans for a digital transaction services business. The Company is currently in negotiations with MPIB to enter into an asset purchase agreement pursuant to which the Company would purchase certain assets from and assume certain liabilities of MPIB related to MPIB’s mobile payments and digital transactions business. It is anticipated that any asset purchase transaction with MPIB will require regulatory notice and non objection in advance of the closing of any transaction.

NOTE 13 — FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2014, unfunded commitments to extend credit were $1.1 million, of which approximately $977,000 is at fixed rates and $90,000 is at variable rates. The Company evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate. The fair value of these off-balance sheet financial instruments is considered immaterial.

The Company does not have any commitments to lend additional funds to borrowers whose loans have been modified as a TDR.

NOTE 14 — COMMITMENTS AND CONTINGENCIES

The Bank has a two-year operating lease on its main office facility which began in October 2008. The Bank exercised its remaining two-year renewal options in September 2012. The Bank renegotiated on terms similar to the current lease and amended the current lease in October 2014 for a term of five years. The monthly rent under the lease amendment is $10,370 from October 1, 2012 through September 30, 2014 and $10,789 from October 1, 2014 through September 30, 2015. The Bank has a ten-year operating lease on a branch facility which began in August 2007. The monthly rent under the lease is $9,229 from August 1, 2012 through July 31, 2017. The Company had a 21- month operating lease on its New York office which began in May 2013. The monthly rent under the lease agreement allows for one month free rent from May 23, 2013 through June 22, 2013, an installment of $2,680 for June 23, 2013 through June 30, 2013, and fixed monthly installments of $9,450 from July 1, 2013 through February 27, 2015. The New York office lease was not renewed in February 2015. The Company moved to a month to month lease in New York at a rate of $2,189 per month. Rent expense of $351,821 and $294,568 was recorded for the years ended December 31, 2014 and 2013, respectively.

Future minimum lease payments under these operating leases are summarized as follows:

For the year ended December 31,
2015	$259,763
2016	243,466
2018	199,975
2019	138,080
Thereafter	105,105
$946,389

As of December 31, 2014, there were no commitments outstanding. There were no new commitments as of April 15, 2015.

The board of directors has approved employment agreements with the chief executive officer of the Company, the president and chief executive officer of the Bank, the chief financial officer of the Company and Bank and the Bank’s retail banking officer. The agreements include provisions regarding term, compensation, benefits, annual bonus, incentive program, stock option plan and severance and non-compete upon early termination.

The Bank may become party to litigation and claims in the normal course of business. As of December 31, 2014, management believes there is no material litigation pending.

NOTE 15— STOCK COMPENSATION PLANS

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

During the year ended December 31, 2013, the Company granted an additional 2,800,000 stock options to certain employees and an advisor to the Company under the 2005 Incentive Plan and the 2013 Incentive Plan, for a total outstanding of 3,273,505 options at a weighted average price of $1.08 at December 31, 2013. Of the 3,273,505 options issued, as of December 31, 2013, 1,168,505 options had vested.

In February 2014, the Company granted an additional 155,000 stock options at a price of $1.59 to certain employees and to a third-party contractor, for a total outstanding of 3,428,505 options at a price of $1.11. In April 2014, 240,000 options granted to one former employee were forfeited. In December 2014, 86,250 options granted to three employees and to a third-party contractor were forfeited because the qualifying event date for vesting passed with no performance. As of December 31, 2014, 3,102,255 total options were outstanding at a weighted average price of $1.11. Of the 3,102,255 options issued, 2,186,005 options have vested.

A summary of the status of the plans and changes for the years ended December 31, 2014 and 2013 are presented below:

	2014			2013
		Weighted			Weighted
		average	Average		average
		exercise	Intrinsic		exercise
	Shares	price	Value	Shares	price
Outstanding at beginning of year	3,273,505	$1.08		473,505	$2.75
Granted	155,000	1.59		2,800,000	0.80
Exercised	—	—		—	—
Forfeited or expired	(326,250)	1.01		—	—
Outstanding at end of year	3,102,255	1.11	$0.00	3,273,505	1.08
Options exercisable at year-end	2,186,005		$0.00	1,168,505
Shares available for grant	2,023,435			1,852,185

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2014. This amount changes based on the fair market value of the Company’s stock. Fair market value is based on the most recent trade of common stock reported through the OTC Bulletin Board. As of December 31, 2014, the Company’s closing stock price was $0.42 resulting in no intrinsic value.

Compensation expense related to stock options granted was $385,508 and $472,948 for the years ended December 31, 2014 and 2013, respectively. Compensation expense is based on the fair value of the option estimated at the date of grant using the Black-Scholes option-pricing model. Compensation expense is recognized on a straight line basis over the vesting period of the option. During the year ended December 31, 2013, 2,800,000 stock options were granted to certain employees and an advisor to the Company under the 2005 Incentive Plan and the 2013 Incentive Plan. In February 2014, the Company granted an additional 155,000 stock options to certain employees and to a third-party contractor. Compensation expense of $43,788 was unrecognized in 2014 due to 116,250 in related incentive stock options being forfeited as the options will not vest. These options were awarded with a fair market value exercise price based on the valuation methodology established by the board of directors, which uses a model based on then current and historical prices of the Company’s stock transacted between two independent parties.

Upon completion of the stock offering in 2005, the Company issued warrants to each of its organizers to purchase up to an additional 312,500 shares of common stock at $10.00 per share. These warrants vested six-months from the date the Bank opened for business, or May 16, 2005, and they are exercisable in whole or in part until May 16, 2015. No warrants have been exercised. During the past several years, 75,000 warrants were forfeited when the directors retired from the board or declined to stand for reelection upon the completion of their terms.

NOTE 16 — EMPLOYEE BENEFIT PLAN

The Bank maintains an employee benefit plan for all eligible employees of the Bank under the provisions of Internal Revenue Code Section 401(k). The Independence National Bank 401(k) Profit Sharing Plan (the ”Plan”), adopted in 2005, allows for employee contributions. Upon annual approval of the board of directors, the Company also matches 50% of employee contributions up to a maximum of 6% of annual compensation. For the year ended December 31, 2014 and 2013, $17,762 and $13,438, respectively, was charged to operations for the Company’s matching contribution. Employees are immediately vested in their contributions to the Plan and become fully vested in the employer matching contribution after six years of service.

NOTE 17 — REGULATORY MATTERS

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

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at December 31, 2014 and 2013.

							To be well capitalized
			Required Minimum		For capital		under prompt corrective
			Capital Ratio		adequacy purposes		action provisions
	Actual		Minimum		Minimum		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014
Total Capital (to risk weighted assets)	$11,494,000	15.3%	$9,042,000	12.0%	$6,023,000	8.0%	$7,534,000	10.0%
Tier 1 Capital (to risk weighted assets)	10,551,000	14.0	7,534,000	10.0	3,014,000	4.0	4,521,000	6.0
Tier 1 Capital (to average assets)	10,551,000	10.6	8,933,000	9.0	3,970,000	4.0	4,963,000	5.0

As of December 31, 2013
Total Capital (to risk weighted assets)	$11,201,000	15.7%	$8,546,000	12.0%	$5,698,000	8.0%	$7,122,000	10.0%
Tier 1 Capital (to risk weighted assets)	10,307,000	14.5	7,122,000	10.0	2,849,000	4.0	4,273,000	6.0
Tier 1 Capital (to average assets)	10,307,000	10.2	9,082,000	9.0	4,036,000	4.0	5,045,000	5.0

The Federal Reserve has similar requirements for bank holding companies. The Company is currently not subject to these requirements because the Federal Reserve guidelines contain an exemption for bank holding companies of less than $500 million in consolidated assets, subject to certain limitations.

Since December 31, 2014, no conditions or events have occurred, of which we are aware, that have resulted in a material change in the Company’s or the Bank’s category, other than as reported in this Annual Report on Form 10-K, including the adoption of provisions of Basel III.

NOTE 18 — RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS, OR ADVANCES

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

NOTE 19— BUSINESS SEGMENTS

The Company reports its activities as four business segments — Community Banking, Transaction Services, Asset Management and Parent Only — as defined in “Item 1. Business”. In determining proper segment definition, the Company considers the materiality of a potential segment and components of the business about which financial information is available and regularly evaluated, relative to a resource allocation and performance assessment.

The following table presents selected financial information for the Company’s reportable business segments for the year ended December 31, 2014 and 2013. See Note 21 for parent company condensed financial information.

		Parent Company
		Transaction	Asset
	Community Banking	Services	Management	Parent Only	Eliminations	Total
For the year ended
December 31, 2014
Interest income	$3,940,632	$—	$(22,664)	$—	$—	$3,917,968
Interest expense	298,216		—	13,808	—	312,024
Net interest income	3,642,416	—	(22,664)	(13,808)	—	3,605,944
Provision (reversal of provision) for
loan losses	(30,000)	—	—	—	—	(30,000)
Noninterest income	398,939	16,663	118,452	225,641	(318,937)	440,758
Noninterest expense	3,845,751	4,938,034	767,809	1,118,697	(93,333)	10,576,958
Income (loss) before income taxes	225,604	(4,921,371)	(672,021)	(906,864)	(225,604)	(6,500,256)
Income taxes	—	—	—	—	—	—
Net income (loss)	$ 225,604	$(4,921,371)	$(672,021)	$(906,864)	$(225,604)	$(6,500,256)

		Holding
As of December 31, 2014	Community Banking	Company (1)	Eliminations	Total
Cash and due from banks	$ 5,105,940	$ 288,440	$(133,300)	$ 5,261,080
Federal funds sold	5,643,000	—	—	5,643,000
Investment securities	15,615,526	—	—	15,615,526
Loans receivable, net	67,994,667	—	—	67,994,667
Other real estate owned	1,365,257	1,192,200	—	2,557,457
Property, equipment, and software, net	2,117,645	266,362	—	2,384,007
Other assets	1,005,955	250,290	—	1,256,245
Total Assets	$98,847,990	$1,997,292	$(133,300)	$100,711,982

Deposits	$83,007,963	$—	$(133,300)	$ 82,874,663
Securities sold under agreement to
repurchase	153,603	—	—	153,603
Borrowings	5,000,000	—	—	5,000,000
Note Payable	—	600,000	—	600,000
Accrued and other liabilities	133,786	2,539,350	—	2,673,136
Shareholders’ equity (deficit)	10,552,638	(1,142,058)	—	9,410,580
Total liabilities and shareholders’
equity	$98,847,990	$1,997,292	$(133,300)	$100,711,982

(1)	Excludes investment in wholly-owned Bank subsidiary

		Parent
		Company
		Transaction	Asset
	Community Banking	Services	Management	Parent Only	Eliminations	Total
For the year ended
December 31, 2013
Interest income	$3,977,072	$—	$35,987	$—	$—	$4,013,059
Interest expense	490,226		—	—	—	490,226
Net interest income	3,486,846	—	35,987	—	—	3,522,833
Provision for loan losses	(400,000)	—	505,424	—	—	105,424
Noninterest income	297,113	—	(25)	(664,065)	592,121	225,144
Noninterest expense	4,848,024	2,980,067	854,797	1,059,358	(71,944)	9,670,302
Loss before income taxes	(664,065)	(2,980,067)	(1,324,259)	(1,723,423)	664,065	(6,027,749)
Income taxes	—	—	—	—	—	—
Net income (loss)	$(664,065)	$(2,980,067)	$(1,324,259)	$(1,723,423)	$664,065	$(6,027,749)

		Holding
As of December 31, 2013	Community Banking	Company (1)	Eliminations	Total
Cash and due from banks	$ 4,972,277	$ 2,348,995	$(779,317)	$ 6,541,955
Federal funds sold	7,880,000	—	—	7,880,000
Investment securities	20,125,470	—	—	20,125,470
Loans receivable, net	61,557,130	811,120	—	62,368,250
Loans held for sale	—	900,000	—	900,000
Other real estate owned	1,391,900	1,116,270	—	2,508,170

Property, equipment, and software, net	2,126,282	386,534	—	2,512,816
Other assets	1,247,096	185,378	—	1,432,474
Total Assets	$99,300,155	$5,748,297	$(779,317)	$104,269,135

Deposits	$89,947,994	$—	$(779,317)	$ 89,168,677
Securities sold under agreement to
repurchase	96,879	—	—	96,879
Accrued and other liabilities	165,382	530,741	—	696,123
Shareholders’ equity (deficit)	9,089,900	5,217,556	—	14,307,456
Total liabilities and shareholders’
equity	$99,300,155	$5,748,297	$(779,317)	$104,269,135

(1)	Excludes investment in wholly-owned Bank subsidiary

The sole activity conducted within our Asset Management business segment is the resolution of assets acquired from the Bank including, but not limited to, those certain classified assets totaling approximately $5.5 million purchased by the Company in the second quarter of 2013 from the Bank.

The activities conducted within our Transaction Services business segment relate to the Company’s research and development efforts to enhance existing and develop new digital banking, payments and transaction services. The Company incurred approximately $4.9 million and $3.0 million in research and development expenses during 2014 and 2013. The Company recognized approximately $17 thousand in noninterest income within the Transaction Services business segment during 2014 relating to revenue received under a contract with an independent third party to develop a proprietary mobile peer-to-peer payment service offering. No such noninterest income amounts were recognized during 2013.

NOTE 20 — FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Available-for-sale investment securities ($15,615,526 and $20,125,470 at December 31, 2014 and 2013, respectively) are carried at fair value and measured on a recurring basis using Level 2 inputs (other observable inputs). Fair values are estimated by using bid prices and quoted prices of pools or tranches of securities with similar characteristics.

We do not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and a specific reserve within the allowance for loan losses is established or the loan is charged down to the fair value less costs to sell. At December 31, 2014, all impaired loans were evaluated on a nonrecurring basis based on the market value of the underlying collateral. Market values are generally obtained using independent appraisals or other market data, which the Company considers to be Level 3 inputs. The aggregate carrying amount, net of specific reserves, of impaired loans carried at fair value at December 31, 2014 and 2013 was $1.9 million and $1.3 million, respectively.

At December 31, 2013, the Company held approximately $900,000 in loans classified as held for sale because the Company was in the process of soliciting bids to sell approximately $1.3 million of loans to unaffiliated third party investors, and it was the Company’s intent to accept the highest bid received assuming it was greater than $900,000. As of December 31, 2013, these loans were reclassified out of the loans held for investment category and segregated on the balance sheet as held for sale. These loans are carried at their liquidation value based on the minimum acceptable bid threshold set by the Company with the remaining difference of approximately $407,000 being charged off through the allowance for loan losses. During the year ended December 31, 2014, the two loans classified as held for sale were sold for total proceeds of $1,033,000. A success fee of approximately $41,000 and a net gain of approximately $118,000 was recognized as a result of this sale.

Other real estate owned and repossessed assets, generally consisting of properties or other collateral obtained through foreclosure or in satisfaction of loans, are carried at the lower or market value and measured on a non-recurring basis. Market values are generally obtained using independent appraisals which are generally prepared using the income or market valuation approach, adjusted for estimated selling costs which the Company considers to be Level 3 inputs. The carrying amount of other real estate owned and repossessed assets carried at fair value at December 31, 2014 and 2013 was $2,557,457 and $2,508,170, respectively. The Company utilizes two methods to determine carrying values, either appraised value, or if lower, current net listing price.

The Company has no assets whose fair values are measured using Level 1 inputs. The Company also has no liabilities carried at fair value or measured at fair value.

For Level 3 assets measured at fair value on a non-recurring basis as of December 31, 2014, the significant observable inputs used in the fair value measurements were as follows:

	Fair Value at		Significant
Description	December 31, 2014	Valuation Technique	Unobservable Inputs
Other real estate owned and repossessed assets	$2,557,457	Appraised value	Discounts to reflect current market conditions, abbreviated holding period, and estimated costs to sell

Impaired loans	$1,926,881	Internal assessment of appraised value	Adjustments to estimated value based on recent sales of comparable collateral

For Level 3 assets measured at fair value on a non-recurring basis as of December 31, 2013, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at		Significant
Description	December 31, 2014	Valuation Technique	Unobservable Inputs
Other real estate owned and repossessed assets	$2,508,170	Appraised value	Discounts to reflect current market conditions and estimated costs to sell

Impaired loans	$1,302,874	Internal assessment of appraised value	Adjustments to estimated value based on recent sales of comparable collateral

Disclosures about Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments” requires disclosure of fair value information, whether or not recognized in the consolidated balance sheets, when it is practical to estimate the fair value. FASB ASC Topic 825 defines a financial instrument as cash, evidence of an ownership interest in an entity or contractual obligations which require the exchange of cash or other financial instruments. Certain items are specifically excluded from the disclosure requirements, including the Company’s common stock, property, equipment, and software and other assets and liabilities.

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

The carrying value of loans held for sale as of December 31, 2014 approximates fair value as these loans were discounted to their liquidation value which is equal to the minimum acceptable bid price established by the Company in connection with the Company’s intent to sell these loans to unaffiliated third party investors.

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

The Company has used management’s best estimate of fair value based on the above assumptions. Thus, the fair values presented may not be the amounts that could be realized in an immediate sale or settlement of the instrument. In addition, any income taxes or other expenses, which would be incurred in an actual sale or settlement, are not taken into consideration in the fair value presented. The estimated fair values of the Company’s financial instruments at December 31, 2014 and 2013 are as follows:

	Carrying
December 31, 2014	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$5,261,080	$5,261,080	$5,261,080	$—	$—
Federal funds sold	5,643,000	5,643,000	5,643,000	—	—
Investment securities available for sale	15,615,526	15,615,526	—	15,615,526	—
Non-marketable equity securities	609,650	609,650	—	609,650	—
Loans, net	67,994,667	67,925,640	—	—	67,925,640

Financial Liabilities:
FHLB advance	5,000,000	5,000,347	—	5,000,347	—
Note payable	600,000	603,567	—	603,567	—
Deposits	82,874,663	81,928,307	—	81,928,307	—
Securities sold under agreements to repurchase	153,603	153,603	—	153,603	—

	Carrying
December 31, 2013	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$6,541,955	$6,541,955	$6,541,955	$—	$—
Federal funds sold	7,880,000	7,880,000	7,880,000	—	—
Investment securities available for sale	20,125,470	20,125,470	—	20,125,470	—
Non-marketable equity securities	424,200	424,200	—	424,200	—

Loans, net	62,368,250	62,304,580	—	—	62,304,580
Loans held for sale	900,000	900,000	—	900,000	—

Financial Liabilities:
Deposits	89,168,677	88,778,134	—	88,778,134	—
Securities sold under agreements to repurchase	96,879	96,879	—	96,879	—

NOTE 21 — PARENT COMPANY FINANCIAL INFORMATION

Following is condensed financial information of Independence Bancshares, Inc. (includes transaction service, asset management and holding company segments — for further detail, see “Note 19 — Business segments”):

Condensed Balance Sheets

	December 31,
	2014	2013
Cash and cash equivalents	$288,440	$2,348,995
Investment in subsidiary	10,552,638	9,089,900
Loans, net	—	811,120
Loans held for sale	—	900,000
Premises and equipment, net	266,362	386,534
Other real estate owned	1,192,200	1,116,270
Other assets	250,290	185,378
	$12,549,930	$14,838,197
Liabilities and Shareholders’ Equity
Note payable	$ 600,000	$—
Accrued and other liabilities	2,539,350	530,741
Shareholders’ equity	9,410,580	14,307,456
Total liabilities and shareholders’ equity	$12,549,930	$14,838,197

Condensed Statements of Operations

	Year Ended December 31,
	2014	2013
Equity in undistributed net income (loss) of subsidiary	$225,604	$(664,065)
Product research and development — Transaction Services	(4,938,034)	(2,980,067)
Loan interest and other income	2,855	35,962
Interest expense on note payable	(23,128)	—
Gain on sale of loans held for sale	118,452	—
Provision for loan losses	—	(505,424)
Property tax expense	(36,775)	(21,665)
Consulting and miscellaneous fees	(203,373)	(106,367)
Real estate owned activity	(581,856)	(726,765)
General and administrative expenses	(502,729)	(108,231)
Legal expense	(195,026)	(486,163)
Stock compensation expense	(366,246)	(464,964)
Net loss	$(6,500,256)	$(6,027,749)

Condensed Statements of Cash Flows

	Year Ended December 31,
	2014	2013
Operating activities
Net loss	$(6,500,256)	$(6,027,749)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	366,246	464,964
Equity in undistributed net income of subsidiary	(225,604)	664,065
Gain on sale of loans held for sale	(118,452)	—
Net changes in fair value and losses on other real estate owned	581,856	726,765
Loan loss provision	—	505,424
Depreciation expense	126,115	13,131
Change in other assets	(67,762)	(185,379)
Change in accrued items	1,996,911	(31,093)
Net cash used in operating activities	(3,840,946)	(3,869,872)

Investing activities
Purchase of premises and equipment	(5,943)	(399,664)
Change in loans, net of allowance	2,120	(2,216,544)
Proceeds from sale of loans held for sale	1,033,000	—
Purchase of other real estate owned	—	(3,256,757)
Proceeds from sale of other real estate owned	151,214	1,413,722
Capital contributions to Bank	—	(750,000)
Issuance of stock from capital raise	—	527,502

Net cash provided by (used in) investing activities	1,180,391	(4,681,741)

Financing activities
Proceeds from note payable from affiliate	600,000	—

Net cash provided by financing activities	600,000	—

Net decrease increase in cash and cash equivalents	(2,060,555)	(8,551,613)

Cash and cash equivalents, beginning of year	2,348,995	10,900,608

Cash and cash equivalents, end of year	$288,440	$2,348,995

Schedule of non-cash transactions
Loans transferred to held for sale (at liquidation value)	—	$900,000
Loans transferred to other real estate owned	$809,000	—

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

Management’s Annual Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2014, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The effectiveness of the internal control over financial reporting as of December 31, 2014 was not required to be, and has not been, audited by Elliott Davis Decosimo, LLC, the Company’s independent registered public accounting firm.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our fourth quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

		Year First Appointed	Year First Appointed
		or Elected to the	or Elected to the
Name	Age	Company’s Board	Bank’s Board	Position(s) Held
Directors of the Company
Gordon A. Baird	46	2012	2014	Director, Chief Executive Officer of the Company; Director of the Bank

Alvin G. Hageman	72	2013	—	Director
H. Neel Hipp, Jr.	63	2004	2005	Director, Chairman of the Bank’s Board

Keith Stock	62	2013	—	Director
Robert B. Willumstad	69	2013	—	Director, Chairman of the Company’s Board

Non-Director Executive Officers and Other Officers of the Company
Martha L. Long	56	—	—	Chief Financial Officer of the Company and the Bank
Lawrence R. Miller	68	—	2005	President and Chief Executive Officer of the Bank

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

Gordon A. Baird, director and the Company’s chief executive officer, has had an extensive career in banking and financial services, as well as in building new financial services businesses. Mr. Baird is a member of MPIB Holdings, LLC (“MPIB”), a company he formed in 2011 to develop proprietary software that will support transaction services for banks. Prior to joining our Company in December 2012, Mr. Baird served as an operating advisor to Thomas H. Lee Partners from January 2011 through October 2012. From 2003 to 2011, he served as chief executive officer and partner of Paramax Capital Partners, LLC, a private capital, advisory and asset finance company focused on the financial services sector. Previously, he was a Director in the Financial Institutions Group at Citigroup Global Markets and Assistant Vice President, Product Manager at State Street Bank & Trust Company in Boston, MA. Mr. Baird is also currently Director and Chairman of the Audit Committee of the Macquarie Global Infrastructure Fund, a NYSE-listed closed-end mutual fund. Mr. Baird is a Chartered Financial Analyst and holds a B.S. in economics from Emory University. Mr. Baird’s extensive knowledge of banking, capital markets, credit and banking services led the board to conclude that he should serve as a director of the Company.

Alvin G. Hageman, director, is currently Co-Chief Investment Officer and Partner of MPIB, a company he formed in 2011 with Mr. Baird to develop proprietary software that will support transaction services for banks. From 2003 to 2011, he served as Co-Chief Investment Officer and Partner of Paramax Capital Group, LLC, a private capital, advisory and asset finance company focused exclusively on the financial services sector. Prior to that role, Mr. Hageman spent 25 years at Citigroup managing multiple Citigroup regional offices and ultimately co-headed the Global Securitization, Asset-backed and Mortgage Group, managing 300 professional employees located in New York, London, Tokyo, and Hong Kong. Mr. Hageman has extensive experience with all asset-backed sectors, including credit cards, auto loans, student loans, equipment loans and leases, and foreign and domestic trade receivables. Mr. Hageman holds a B.A. from Williams College and a M.B.A. from Harvard Business School. Mr. Hageman also previously served on the boards of directors of American Honda Receivables Corp. and American Honda Receivables Corp. II, companies which arranged consumer financing facilities for Honda Motor Corporation. Mr. Hageman’s extensive knowledge of banking, capital markets, credit and banking services led the board to conclude that he should serve as a director of the Company.

H. Neel Hipp, Jr., director and the chairman of the board of directors of the Bank, is the former vice president of Liberty Corporation and former chairman of Liberty Life Insurance Company with over 29 years of experience with the Liberty companies. He is the current owner of Hipp Investments, LLC, which he founded in 1998. Mr. Hipp was a founder and a director of Greenville Financial Corporation and Greenville National Bank. He received his B.A. in economics from Furman University, his M.B.A. from the University of North Carolina, Chapel Hill, and he also attended the Harvard Business School Program for Management Development. Mr. Hipp is actively involved in the community. He currently serves as a trustee of Wofford College, on the board of the Aircraft Owners and Pilots Association of Frederick, Maryland and the board of the South Carolina Historical Society. Mr. Hipp was appointed chairman of the South Carolina Aeronautics Commission in 2006 by Governor Sanford. He has served as a member of the South Carolina Chamber of Commerce, the Greenville Downtown Airport Commission (chair), the Greenville County United Way, and the Furman University board of trustees. Mr. Hipp’s extensive business experience in a regulated industry, his past experience in the banking industry, including service as a bank director, as well as his ties to the Greenville community led the board to conclude that he should serve as a director.

Keith Stock, director, has served as a senior executive advisor with The Brookside Group, a private investment group, and Chairman and Chief Executive Officer of First Financial Investors, Inc., a private investment firm focused on the financial services sector, since February 2011. Since 2014 Mr. Stock has served as Chairman of the board and member of the executive office of Clarien Bank Limited. Mr. Stock has also been a registered securities professional with J.V.B. Financial Group, LLC. From March 2009 until February 2011, Mr. Stock served as Senior Managing Director and Chief Strategy Officer and member of the Office of the CEO at TIAA-CREF. From 2004 until May 2008, he served as president of MasterCard Advisors, LLC, a unit of MasterCard Worldwide, and served as a member of the MasterCard Operating Committee and Management Council. Prior to that, Mr. Stock served as Chairman and Chief Executive Officer of St. Louis Bank, FSB, Chairman and President of Treasury Bank Ltd., and as a director of Severn Bancorp, Inc. He has also held global management roles with AT Kearney, Capgemini, Ernst & Young and McKinsey & Company after beginning his career with BNY Mellon. He is a director of the Foreign Policy Association and Bermuda Stock Exchange (BSX), and a member of the Economic Club of New York, the Advisory Board of the Institute for Ethical Leadership at Rutgers University Business School, and the International Trustee Election Commission of AFS Intercultural Programs, Inc. (formerly known as the American Field Service). He is a graduate of Princeton University and received his MBA from The University of Pennsylvania Wharton School. Mr. Stock’s prior service as an executive officer and director of other banks, as well as his extensive payments services experience with MasterCard, led the board to conclude that he should serve as a director as the Company implements the expansion of its business model.

Robert B. Willumstad, director, has over 35 years of experience in the banking and financial services industry, and he presently serves as a partner with Brysam Global Partners, a specialty private equity firm that focuses in financial services, which he co-founded in 2005. Mr. Willumstad also previously served as the chairman, and briefly as chief executive officer, of American International Group until 2008. Prior to that, he held positions as president and chief operating officer, as well as a director, at Citigroup. Mr. Willumstad also served for over 20 years with Chemical Bank in various capacities of operations, retail banking and computer systems. Mr. Willumstad’s extensive banking and financial services experience led the board to conclude that he should serve as a director and as chairman of the board of directors.

Additional information is set forth below regarding certain other executive officers of our Company and our Bank:

Martha L. Long, serves as the Company’s chief financial officer. Ms. Long has also served as chief financial officer of the Bank since August 2012 and previously assisted the Bank with financial accounting matters as an independent contractor beginning in June 2011. She has over 31 years of experience in various senior financial officer roles. Prior to her work with the Bank, Ms. Long served in various accounting capacities, including most recently working for her own CPA firm from 2009 through 2012. Prior to that, she served as Senior Vice President for AIMCO, a publicly held real estate investment trust from 1998 to 2009 in various financial capacities. She has also served as Senior Vice President and Controller for two SEC-registered companies, The First Savings Bank and Insignia Financial Group, Inc., an owner and operator of multi-family housing facilities. Ms. Long is a graduate of Bob Jones University with a degree in Accounting and is a certified public accountant in South Carolina.

Lawrence R. Miller, serves as the Bank’s president and chief executive officer. Mr. Miller also served as the Company’s president and chief executive officer until December 31, 2012. He has over 40 years of banking experience, having held various positions in the banking industry since November 1971. He was most recently market chief executive officer for SouthTrust Bank from 1995 until he retired in March 2004. In June 2004 he joined our Bank. While with SouthTrust Bank, Mr. Miller successfully opened seven offices in 10 years. He has lived in Upstate South Carolina for over 40 years and has been actively involved in the community and its future planning. He has served as a trustee for the College of Charleston for thirteen years for which he chaired both the Audit and Finance Committees; and is past board chairman of Christ School, Arden, North Carolina for which he served as a trustee for ten years. Mr. Miller is a member of the South Carolina Bankers Association Council and a former board member of the South Carolina Bankers Association. He has served on both the economic development board of the Greenville Chamber of Commerce and the board of directors of the Greer Chamber of Commerce. Mr. Miller graduated from Newberry College, from the School of Banking of the South at Louisiana State University, and from the National Commercial Lending Graduate School at the University of Oklahoma. Mr. Miller currently serves on the Bank’s board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers and directors and persons who own more than 10% of the Company’s common stock to file reports of ownership and changes in ownership with the SEC. Based solely on the Company’s review of these forms and written representations from the officers and directors, the Company believes that all Section 16(a) filing requirements were met during fiscal 2014.

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

Audit Committee and Audit Committee Financial Expert

Our audit committee is currently composed of Messrs. Stock and Hipp. Each of these members is considered “independent” under NASDAQ Rule 5605(c)(2). The board of directors has determined that Mr. Stock is an “audit committee financial expert” as defined in Item 407(d)(5) of the SEC’s Regulation S-K. The audit committee met five times in 2014. The audit committee functions are set forth in its charter, which was adopted on May 5, 2005 and was revised and approved by the board of directors on October 24, 2013. The audit committee met five times during 2014. The audit committee has the responsibility of reviewing financial statements, evaluating internal accounting controls, reviewing reports of regulatory authorities, and determining that all audits and examinations required by law are performed. The committee recommends to the board the appointment of the independent auditors for the next fiscal year, reviews and approves the auditor’s audit plans, and reviews with the independent auditors the results of the audit and management’s responses. The audit committee is responsible for overseeing the entire audit function and appraising the effectiveness of internal and external audit efforts. The audit committee reports its findings to the board of directors.

Item 11. Executive Compensation.

Summary Compensation Table

The following table summarizes the compensation paid to or earned by each of the named executive officers for the year ended December 31, 2014:

				Option	All Other
Name and Position	Year	Salary	Bonus	Awards	Compensation	Total
Gordon A. Baird	2014	$360,000	$—	$162,653	$4,524(1)	$527,177
Chief Executive Officer of the	2013	$360,000	$—	$180,944	$804(1)	$541,748
Company(1)
Lawrence R. Miller	2014	$177,000	$9,500	$6,750	$21,408(1)(2)	$214,658
President and Chief Executive	2013	$160,600	$—	$3,629	$22,423(1)(2)	$186,652
Officer of the Bank
Martha L. Long	2014	$204,000	$9,500	$14,175	$8,189(2)	$235,864
Chief Financial Officer of the
Company and the Bank	2013	$190,000	$—	$4,500	$5,558(2)	$200,058

____________________

(1)	Includes 401(k) matching contributions, excess premiums for life insurance at two times salary and premiums for long-term and short-term disability insurance policies. All of these benefits are provided to all full-time Bank employees on a non-discriminatory basis.

(2)	Includes membership dues paid to country clubs, vehicle expenses, and premiums paid on additional life insurance.

Employment Agreements

Gordon A. Baird

On March 27, 2013, the Company entered into an employment agreement with Gordon A. Baird under which Mr. Baird agreed to serve as president and chief executive officer of the Company for a term of two years. Mr. Baird’s employment with the Company will be automatically extended for additional terms of one year each unless the Company delivers a notice of termination at least three months prior to the end of the term. Under the agreement, Mr. Baird is entitled to an annual base salary of $360,000 per year, and the board of directors (or an appropriate committee thereof) will review Mr. Baird’s annual base salary at least annually for upward adjustment. He is eligible to receive an annual bonus of up to 200% of his annual base salary, with a target annual bonus of 100% of his annual base salary, if the Bank achieves certain performance levels. He is also eligible to participate in any long-term equity incentive program and is eligible for grants of stock options, restricted stock, or other awards thereunder. As of March 2015, Mr. Baird has been granted options to purchase a total of 1,500,000 shares of common stock. These options were granted in 2012 and 2013, under our 2005 Incentive Plan and were immediately vested. The options have a term of 10 years. Additionally, Mr. Baird participates in the Company’s retirement, welfare, and other benefit programs and is entitled to reimbursement for travel and business expenses.

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

Lawrence R. Miller

We entered into an employment agreement with Lawrence R. Miller on December 10, 2008, for an initial one-year term, annually renewing thereafter, pursuant to which he served as the president and the chief executive officer of the Company and the Bank. On December 31, 2012, the Company, the Bank and Mr. Miller entered into an amendment to his employment agreement solely to remove references to his position as the Company’s president and chief executive officer. As of March 24, 2014, Mr. Miller receives an annual salary of $160,600, plus a portion of his yearly medical insurance premium. He is eligible to receive an annual increase in his salary as determined by the board of directors. He is eligible to receive an annual bonus of up to 50% of his annual salary if the Bank achieves certain performance levels to be determined from time to time by the board of directors. He is also eligible to participate in any management incentive program of the Bank or any long-term equity incentive program and is eligible for grants of stock options and other awards thereunder. As of March 2015, Mr. Miller has been granted options to purchase a total of 92,885 shares of common stock. These options were granted in 2005, 2007, 2008 and 2013 under our 2005 Incentive Plan, with each grant vesting over a three-year period beginning on the date of grant. All options have a term of 10 years. Additionally, Mr. Miller participates in the Bank’s retirement, welfare, and other benefit programs and is entitled to a life insurance policy and an accident liability policy and reimbursement for automobile expenses, club dues, and travel and business expenses.

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

Martha L. Long

We entered into a change in control agreement with Martha L. Long on December 19, 2014, for an initial one-year term, annually renewing thereafter unless the Company delivers a notice of termination at least thirty days prior to the beginning of the renewal period. Upon the termination of Ms. Long’s employment by (i) the Executive for Good Reason upon delivery of a Notice of Termination to the Employer, or (ii) the Employer other than for Cause, in each case simultaneously with or within one year after the occurrence of a Change in Control, the Employer shall pay the Ms. Long (or in the event of her death during the term of this Agreement, her estate) in cash within 60 days of the date of termination, severance compensation in an amount equal to her then current monthly base salary multiplied by twelve, plus any bonus earned through the date of termination but unpaid as of the date of termination. In addition, Ms. Long and her covered dependents may continue participation, in accordance with the terms of the applicable benefits plans, in the Employer’s group health plan pursuant to plan continuation rules COBRA. If Ms. Long elects COBRA coverage for group health coverage, then for the first twelve months of COBRA coverage she will only be obligated to pay the portion of the full COBRA cost of the coverage equal to an active employee’s share of premiums for coverage for the respective plan year of coverage and the Company’s share of such premiums shall be treated as taxable income to the Executive, and thereafter she will be required the full COBRA of the full COBRA cost of the coverage.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning equity awards that were outstanding to our named executive officers at December 31, 2014.

	Option Awards
	Number of Securities			Option
	Underlying		Option Exercise	Expiration	Grant-date
	Unexercised Options		Price	Date	Fair Value
	Exercisable	Unexercisable	(per share)
Gordon A. Baird	375,000	—	$0.80	12/31/2022	$300,000
	750,000	375,000	$0.80	05/16/2023	$900,000

Martha L. Long	16,000	24,000	$0.80	07/16/2023	$32,000
	7,500	—	$1.59	02/05/2014	$11,925

Lawrence R. Miller	15,000	—	$10.00	07/26/2015	$61,650
	13,500	—	$10.00	04/11/2017	$57,375
	14,385	—	$10.50	01/23/2018	$57,396
	20,000	30,000	$0.80	07/16/2023	$40,000

With respect to the 1,125,000 options granted to Mr. Baird on May 16, 2013, 187,500 options were to vest every six months beginning on June 30, 2013, provided that certain regulatory restrictions at the Company were terminated. These restrictions were terminated in 2014. As of December 31, 2014, 750,000 were vested. The 375,000 options granted to Mr. Baird on December 31, 2012 were immediately vested on the grant date.

Ten percent of the options granted to each of Ms. Long and Mr. Miller on July 16, 2013 were to immediately vest on the grant date, with the remaining 90% subject to incremental vesting over a 3-year period (30% to vest annually on the first three anniversaries of the grant date) provided, in each case, that the Consent Order with the OCC had been removed. If the Consent Order has not been removed prior to the applicable vesting date, including the grant date, then all options that would have otherwise vested shall vest upon the date that the Consent Order is removed by the OCC. The Consent Order was removed on June 5, 2014. Since the lifting of the Consent Order, 40% has now vested for both.

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

Director Compensation

In 2014, we paid Mr. Willumstad an annual retainer of $70,000 as the chairman of the board. Mr. Willumstad agreed to defer $50,000 until the Company’s liquidity issues were resolved, and this deferral is included in the payables of the Company. No other directors received any form of compensation.

In July 2008, we granted 5,000 stock options to Mr. McLean. These options were granted at an exercise price of $10.00 per share, vested at a rate of 33% each year on the first three anniversaries of the date of grant, and expire on July 22, 2018. These options lapsed as Mr. McLean resigned as director of the Company on July 21, 2014.

In conjunction with the opening of the Bank in 2005, each director in office at that time, as well as the Bank’s organizer, received a warrant to purchase one share of common stock at a purchase price of $10.00 per share for every share of our common stock purchased by that individual, up to a maximum of 25,000 shares. In total, we granted our initial directors and the Bank’s organizer warrants to purchase 412,500 shares of common stock exercisable until May 16, 2015. At December 31, 2014, 312,500 warrants remained outstanding.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Equity Based Compensation Plan Information

The following table sets forth equity-based compensation plan information at December 31, 2014:

	Number of securities		Number of securities
	to be issued	Weighted-average	remaining available for
	upon exercise of	exercise price of	future issuance under
	outstanding options,	outstanding options,	equity compensation plans (c)
	warrants and rights	warrants and rights	(excluding securities
Plan Category	(a)	(b)	reflected in column(a))
Equity compensation plans approved by security holders
2005 Incentive Plan (1)	2,323,505	$1.20	143,215
2013 Incentive Plan (2)	778,750	1.11	2,537,720
Equity compensation plans not approved by security holders (2)	—	—	—
Organizer warrants (3)	312,500	$10.00	—
Total	3,414,755	$1.86	2,680,935

(1)	At our annual meeting of shareholders held on May 16, 2006, our shareholders approved the 2005 Incentive Plan. The 260,626 of shares of common stock initially available for issuance under the 2005 Incentive Plan automatically increased to 2,466,720 shares on December 31, 2012, such that the number of shares available for issuance continued to equal 12.5% of our total outstanding shares. In February 2013, the board of directors adopted Amendment No. 2 to the 2005 Incentive Plan to provide that the maximum number of shares that may be issued thereunder shall be 2,466,720 and to eliminate the evergreen provision.

(2)	At our annual meeting of shareholders held on May 15, 2013, our shareholders approved the 2013 Incentive Plan. The 2,466,720 shares of common stock initially available for issuance under the 2013 Incentive Plan automatically increased to 2,658,970 shares on August 1, 2013, such that the number of shares available for issuance (plus the 2,466,720 shares reserved for issuance under the 2005 Incentive Plan) continued to equal 20% of our total outstanding shares on an as-diluted basis.

(3)	Each of our organizers received, for no additional consideration, a warrant to purchase one share of common stock for $10.00 per share for each share purchased during our initial public offering up to a maximum of 25,000 warrants. The warrants are represented by separate warrant agreements. The warrants vested six months from the date our Bank opened for business, or May 16, 2005, and they are exercisable in whole or in part until May 16, 2015. The warrants may not be assigned, pledged, or hypothecated in any way. The 312,500 of shares issued pursuant to the exercise of such warrants are transferable, subject to compliance with applicable securities laws. If the OCC or other federal or state regulatory authority issues a capital directive or other order requiring the Bank to obtain additional capital, such regulator, or the Company, may require that the warrants be forfeited or immediately exercised.

See Item 8. Financial Statements and Supplementary Data, Note 1, Summary of Significant Accounting Policies, and Note 15, Equity-Based Compensation, for a discussion regarding matters related to our equity-based compensation.

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth information known to the Company with respect to beneficial ownership of the Company’s common stock as of April 15, 2015 for (i) each current director of the Company, (ii) each of the Company’s named executive officers, (iii) each holder of 5.0% or greater of the Company’s common stock, and (iv) all of the Company’s directors and executive officers as a group. Unless otherwise indicated, the mailing address for each beneficial owner is care of Independence Bancshares, Inc., 500 East Washington St., Greenville, South Carolina 29601.

			Percentage of
	Number of	Right to	Beneficial
Name	Shares Owned(1)	Acquire(2)	Ownership(3)
Directors of the Company
Gordon A. Baird(4)	1,072,250	937,500	9.37%
Alvin G. Hageman(5)	1,390,250	—	6.78%
H. Neel Hipp, Jr.	315,500	25,000	1.69%
Keith Stock(6)	125,000	—	0.61%
Robert B. Willumstad	1,250,000	453,125	8.13%
Named Executive Officers (Non-Directors)
Martha L. Long	62,500	23,500	0.42%
Lawrence R. Miller	87,500	75,385	0.82%
Other Holders of 5% or Greater of the Company’s Common Stock
Huntington Partners, LLLP	1,875,000	—	9.15%
10 S. Wacker Drive, Suite 2675
Chicago, IL 60606
Steven D. Hovde	1,250,000	—	6.10%
968 Williamsburg Park
Barrington, IL 60010
All directors and executive officers of the Company as a group (7 persons)	4,178,000	1,514,510	25.9%
____________________

(1)	Includes shares for which the named person has sole voting and investment power, has shared voting and investment power with a spouse, or holds in an IRA or other retirement plan program, unless otherwise indicated in these footnotes.

(2)	Includes shares that may be acquired within 60 days of the date of this proxy statement by exercising vested stock options and warrants but does not include any unvested stock options or warrants.

(3)	For each individual, this percentage is determined by assuming the named person exercises all options and warrants which he or she has the right to acquire within 60 days, but that no other persons exercise any options or warrants. For the directors and executive officers as a group, this percentage is determined by assuming that each director and executive officer exercises all options and warrants which he or she has the right to acquire within 60 days, but that no other persons exercise any options or warrants. The calculations are based on 20,502,760 shares of common stock outstanding on April 15, 2015.

(4)	Consists of 900,000 shares held by Baird Hageman & Co. Series 1, LLC and 172,250 shares individually owned by Gordon A. Baird. Mr. Baird and Alvin G. Hageman are the members of the board of managers of Baird Hageman & Co., LLC and therefore share voting and investment power over the shares. The foregoing is not an admission by Mr. Baird that he is the beneficial owner of the shares held by Baird Hageman & Co., LLC. The address of Baird Hageman & Co., LLC is c/o Baird Hageman & Co., LLC, 33 Christie Hill Road, Darien, CT 06820.

(5)	Consists of 900,000 shares held by Baird Hageman & Co. Series 1, LLC and 490,250 shares individually owned by The Hageman 2013 Grantor Trust. Mr. Hageman and Gordon A. Baird are the members of the board of managers of Baird Hageman & Co., LLC and therefore share voting and investment power over the shares. The foregoing is not an admission by Mr. Hageman that he is the beneficial owner of the shares held by Baird Hageman & Co., LLC. The address of Baird Hageman & Co., LLC is c/o Baird Hageman & Co., LLC, 33 Christie Hill Road, Darien, CT 06820.

(6)	Consists of 125,000 shares held by First Financial Partners Fund II, LP. Mr. Stock serves as general partner for FFP Affiliates II, LP, which in turn serves as the general partner of First Financial Partners Fund II, LP. Its address is One Stamford Forum, 201 Tresser Blvd., Stamford, CT 06901.

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

In September 2014, the Company closed a $600,000 one-year borrowing. The loan was provided by a board member of the Bank and as a result needed to comply with Regulation O. Proceeds of the loan were used primarily to fund the research and development effort in the Transaction Services business segment. The loan is collateralized by a first perfected security interest in certain real estate assets of the Company. The loan was fully drawn at closing, and carries an annual interest rate of 7% per annum for the first six months on any outstanding borrowings and then steps up to 8% per annum for the remaining 6 months of the term. On March 18, 2015, one of the pieces of real estate was sold and a payment was made on the loan so that the outstanding balance of the loan was $149,774.

Director Independence

We apply the definition of independent director as defined by NASDAQ Rule 5605(a)(2). In accordance with this guidance, all directors of the Company are considered independent with the exception of Gordon A. Baird and Alvin G. Hageman.

Item 14. Principal Accounting Fees and Services.

Elliott Davis Decosimo, LLC was our auditor during the fiscal year ended December 31, 2014. A representative of Elliott Davis Decosimo, LLC will be present at the 2014 annual shareholders’ meeting and will be available to respond to appropriate questions and will have the opportunity to make a statement if he or she desires to do so. The following table shows the fees that we paid for services performed in fiscal years ended December 31, 2014 and 2013.

	Years Ended December 31,
	2014	2013
Audit Fees	$101,600	$73,500
Audit-Related Fees	18,360	3,750
Tax Fees	14,090	14,275
All Other Fees	—	—
Total	$134,050	$91,525

Audit Fees

This category includes the aggregate fees billed for professional services rendered by the independent auditors during the Company’s 2014 and 2013 fiscal years for the audit of the Company’s consolidated annual financial statements and quarterly reports on Form 10-Q.

Audit-Related Fees

This category includes the aggregate fees billed for non-audit services, exclusive of the fees disclosed relating to audit fees, during the fiscal years ended December 31, 2014 and 2013. These services principally include the assistance for various filings with the SEC and consultations regarding accounting and disclosure matters.

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

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)	Financial Statements

The following consolidated financial statements are included in Item 8 of this report:

●	Report of Independent Registered Public Accounting Firm
●	Consolidated Balance Sheets as of December 31, 2014 and 2013
●	Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2014 and 2013
●	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2014 and 2013
●	Consolidated Statements of Cash Flows for the Years Ended December 31, 2014 and 2013
●	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

These schedules have been omitted because they are not required, are not applicable or have been included in our consolidated financial statements.

(3)	Exhibits

See the “Exhibit Index” immediate following the signature page to this report, which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENCE BANCSHARES, INC.

Dated:	April 15, 2015	By:	/s/ Gordon A. Baird
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

Signature	Title	Date
/s/	Chief Executive Officer
Gordon A. Baird	(Principal Executive Officer)	April 15, 2015
Gordon A. Baird	Director
/s/
Martha L. Long	Chief Financial Officer
Martha L. Long	(Principal Financial and Accounting Officer)
/s/
H. Neel Hipp, Jr.	Director
H. Neel Hipp, Jr.
/s/
Robert Willumstad	Chairman
Robert Willumstad
/s/
Alvin Hageman	Director
Alvin Hageman
/s/
Keith Stock	Director
Keith Stock

EXHIBIT INDEX

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form SB-2, File No. 333-121485).
3.2	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A filed on May 2, 2011).
3.3	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on July 22, 2013).
3.4	Amended and Restated Bylaws as of March 5, 2012.
4.1	See Exhibits 3.1 — 3.4 for provisions in Independence Bancshares, Inc.’s Articles of Incorporation and Bylaws defining the rights of holders of the common stock.
4.2	Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Company’s Form SB-2, File No. 333- 121485).
10.1	Amended and Restated Employment Agreement between Independence Bancshares, Inc. and Lawrence R. Miller dated December 10, 2008 (incorporated by reference to Exhibit 10.11 of the Company’s Form 10-K for the fiscal year ended December 31, 2008).*
10.2	Form of Stock Warrant Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Form SB-2, File No. 333- 121485).*
10.3	Independence Bancshares, Inc. 2005 Stock Incentive Plan and Form of Option Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-QSB for the period ended June 30, 2005).*
10.4	Stock Warrant Agreement between Lawrence R. Miller and the Company dated May 16, 2005 (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-QSB for the period ended June 30, 2005).*
10.5	Amendment No. 1 to the Independence Bancshares, Inc. 2005 Stock Incentive Plan (incorporated by reference to the Company’s Form 10-Q for the period ended September 30, 2008).*
10.6	Consent Order by and between Independence National Bank and the OCC dated November 14, 2011 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on November 18, 2011.
10.7	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 7, 2013).
10.8	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on January 7, 2013).
10.9	Amendment to the Amended and Restated Employment Agreement by and among Independence Bancshares, Inc. and Lawrence R. Miller. (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on January 7, 2013).*
10.10	Amendment No. 2 to the Independence Bancshares, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 5, 2013).*
10.11	Independence Bancshares, Inc. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on March 5, 2013).*
10.12	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on March 5, 2013).*
10.13	Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on March 5, 2013).*
10.14	Employment Agreement by and between Independence Bancshares, Inc. and Gordon A. Baird dated March 27, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 1, 2013).*

10.15	Change in Control Agreement by and between Independence Bancshares, Inc. and Martha L. Long dated December 19, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on December 29, 2014).*
21.1	Subsidiaries of the Company.
23.1	Consent of Elliott Davis Decosimo, LLC.
24.1	Power of Attorney (filed as part of the signature page herewith).
31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.
31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.
32	Section 1350 Certifications of the Principal Executive Officer and Principal Financial Officer.
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in eXtensible Business Reporting Language (XBRL); (i) the Consolidated Balance Sheets at December 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2014 and 2013, (iii) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013, and (iv) Notes to Consolidated Financial Statements*.
____________________

*	Management contract of compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.