Form 10-Q
period 2015-03-31
Independence Bancshares, Inc.
filed 2015-05-13
CIK 1311828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2015

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,502,760 shares of common stock, $.01 par value per share, were issued and outstanding as of May 13, 2015.

Independence Bancshares, Inc.

Part I - Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets

	March 31, 2015	December 31, 2014
	(unaudited)	(audited)
Assets
Cash and due from banks	$5,790,259	$5,261,080
Federal funds sold	4,124,000	5,643,000
Investment securities available for sale	15,201,271	15,615,526
Non-marketable equity securities	384,250	609,650
Loans, net of allowance for loan losses of $989,509 and $1,032,776,
respectively	66,980,651	67,994,667
Accrued interest receivable	257,730	291,288
Property and equipment, net	2,336,603	2,384,007
Other real estate owned and repossessed assets	2,357,100	2,557,457
Other assets	541,783	355,307
Total assets	$97,973,647	$100,711,982

Liabilities
Deposits:
Non-interest bearing	$10,773,752	$11,016,882
Interest bearing	75,005,743	71,857,781
Total deposits	85,779,495	82,874,663

Federal Home Loan Bank advances	-	5,000,000
Note payable	149,774	600,000
Securities sold under agreements to repurchase	42,272	153,603
Accrued interest payable	9,390	8,226
Accounts payable and accrued expenses	2,800,850	2,664,910
Total liabilities	88,781,781	91,301,402

Commitments and contingencies

Shareholders’ equity
Preferred stock, par value $.01 per share; 10,000,000 shares
authorized; no shares issued	-	-
Common stock, par value $.01 per share; 300,000,000 shares
authorized; 20,502,760 shares issued and outstanding	205,028	205,028
Additional paid-in capital	35,204,968	35,124,151
Accumulated other comprehensive income	65,264	1,154
Accumulated deficit	(26,283,394)	(25,919,753)
Total shareholders’ equity	9,191,866	9,410,580
Total liabilities and shareholders’ equity	$97,973,647	$100,711,982

The accompanying notes are an integral part of these consolidated financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)
(unaudited)

	Three Months Ended
	March 31
	2015	2014
Interest income
Loans	$827,464		$813,136
Investment securities	94,638		135,697
Federal funds sold and other	9,288		8,891
Total interest income	931,390		957,724

Interest expense
Deposits	74,956		74,694
Borrowings	10,335		22
Total interest expense	85,291		74,716

Net interest income	846,099		883,008
Provision for loan losses	-		-

Net interest income after provision for loan losses	846,099		883,008

Non-interest income
Service fees on deposit accounts	21,051		9,158
Residential loan origination fees	32,874		45,720
Gain on sale of loans held for sale	-		118,452
Gain on sale of investment securities	41,148		-
Other income	49,133		11,095
Total non-interest income	144,206		184,425

Non-interest expenses
Compensation and benefits	646,727		688,846
Real estate owned activity	8,115		99,674
Occupancy and equipment	159,853		156,078
Insurance	54,434		83,970
Data processing and related costs	81,813		85,864
Professional fees	114,923		184,213
Product research and development expense	195,932		1,029,921
Other	87,069		84,853
Total non-interest expenses	1,348,866		2,413,419

Loss before income tax expense (benefit)	(358,561)		(1,345,986)

Income tax expense (benefit)	5,080		-

Net loss	$(363,641)	$	(1,345,986)

Other comprehensive income (loss), net of tax
Unrealized gain on investment securities available for sale,
net of tax	91,268		330,165
Reclassification adjustment included in net income, net of
tax	(27,158)		-
Other comprehensive income	64,110		330,165

Total comprehensive loss	$(299,531)		$(1,015,821)
Loss per common share – basic and diluted	$(.02)		$(.07)

Weighted average common shares outstanding – basic and
diluted	20,502,760		20,502,760

The accompanying notes are an integral part of these consolidated financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Changes in Shareholders’ Equity
(unaudited)

				Accumulated
				other
	Common stock		Additional	comprehensive	Accumulated
	Shares	Amount	paid-in capital	income (loss)	deficit	Total
December 31, 2013	20,502,760	$205,028	$34,738,643	$(1,216,718)	$(19,419,497)	$14,307,456
Compensation expense related to
stock options granted	-	-	385,508	-	-	385,508
Net loss	-	-	-	-	(6,500,256)	(6,500,256)
Other comprehensive income	-	-	-	1,217,872	-	1,217,872

December 31, 2014	20,502,760	$205,028	$35,124,151	$1,154	$(25,919,753)	$9,410,580

December 31, 2014	20,502,760	$205,028	$35,124,151	$1,154	$(25,919,753)	$9,410,580
Compensation expense related to
stock options granted	-	-	80,817	-	-	80,817
Net loss	-	-	-	-	(363,641)	(363,641)
Other comprehensive income	-	-	-	64,110	-	64,110

March 31, 2015	20,502,760	$205,028	$35,204,968	$65,264	$(26,283,394)	$9,191,866

The accompanying notes are an integral part of these consolidated financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,
	2015	2014
Operating activities
Net loss	$(363,641)	$(1,345,986)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation	54,030	52,126
Amortization of investment securities discounts/premiums, net	48,462	61,451
Stock option expense related to stock options granted	80,817	127,027
Net changes in fair value and (gains) losses on other real estate owned and
repossessed assets	(17,177)	65,456
Gain on sale of loans held for sale	-	(118,452)
Gain on sale of investment securities	(41,148)	-
(Increase) decrease in other assets, net	(152,918)	372,561
Increase (decrease) in other liabilities, net	104,078	(178,007)
Net cash used in operating activities	(287,497)	(963,824)

Investing activities
Net (increase) decrease in loans	714,016	(2,197,195)
Proceeds from sale of loans held for sale	-	1,033,000
Repayments of investment securities available for sale	270,790	337,765
Maturities and sales of investment securities available for sale	533,287	-
Purchases of investment securities available for sale	(300,000)	-
Redemption of non-marketable equity securities, net	225,400	60,500
Purchase of property, equipment and software	(6,626)	(13,360)
Proceeds from sale of other real estate owned and repossessed assets	517,534	93,704
Net cash provided by (used in) investing activities	1,954,401	(685,586)

Financing activities
Increase (decrease) in deposits, net	2,904,832	(3,605,846)
Repayments on borrowings	(5,000,000)	-
Repayments on note payable	(450,226)	-
Decrease in securities sold under agreements to repurchase	(111,331)	(59,862)
Net cash (used in) provided by financing activities	(2,656,725)	(3,665,708)

Net decrease in cash and cash equivalents	(989,821)	(5,315,118)

Cash and cash equivalents at beginning of the period	10,904,080	14,421,955

Cash and cash equivalents at end of the period	$9,914,259	$9,106,837

Supplemental information:
Cash paid for
Interest	$84,127	$74,155
Schedule of non-cash transactions
Increase in unrealized gain on investment securities	$97,137	$330,165
Loans transferred to other real estate owned and repossessed assets	$300,000	$-

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements have been prepared assuming that the Company will continue as a going concern. The Company has reported losses from operations for all of 2014 and the three months ended March 31, 2015. The Company’s short term liabilities are greater than its short term assets (independent of assets and liabilities held by the Bank). See Note 2 about the Company’s liquidity and capital considerations. Without raising additional capital, the Company will not be able to sustain its current rate of investment, operations and business. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Due to regulatory restrictions, the Bank may not be a source of cash or capital for affiliates and my not be relied on as a source of financing. The foregoing discussion is a summary only and should be read in conjunction with the 2014 Form 10-K as filed with the SEC and Management's Discussion and Analysis in this Form 10-Q. Operating results for the three month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

NOTE 2 – LIQUIDITY AND CAPITAL CONSIDERATIONS

The Company

The Company’s cash balances, independent of the Bank, were approximately $21,000 and its real estate held for sale (which serves as collateral for the Company’s note payable) was $754,100 at March 31, 2015 compared to cash balances of approximately $288,000 and real estate held for sale of $1.2 million at December 31, 2014. The decrease in liquid assets of approximately $268,000 is due primarily to expenses incurred related to the transaction services segment. In addition, the Company has payables due to unsecured vendors of $2.7 million and a note payable to a related party of $149,774 (secured by the real estate held for sale by the Company) which was advanced in September 2014. See “Note 8 – Business Segments”, and “Note 9 – Note Payable” for additional information related to the transaction services segment and the related advance. Without raising additional capital, the Company will not be able to sustain its current rate of investment, operations and business. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Due to regulatory restrictions, the Bank may not be a source of cash or capital for affiliates and my not be relied on as a source of financing. The foregoing discussion is a summary only and should be read in conjunction with the 2014 Form 10-K as filed with the SEC and Management’s Discussion and Analysis in this Form 10-Q.

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

The Bank

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity at the Bank. We currently have $9.9 million in cash and fed funds sold. If our cash needs at the Bank exceed that, we plan to liquidate temporary investments and generate deposits within our market. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. Our investment securities available for sale at March 31, 2015 amounted to $15.2 million, or 15.5% of total assets. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. At March 31, 2015, $3.2 million of our investment portfolio was pledged against outstanding debt. Therefore, the related debt would need to be repaid prior to the securities being sold and converted to cash.

The Bank is a member of the FHLB, from which applications for borrowings can be made for leverage purposes. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. At March 31, 2015, we had collateral that would support approximately $18.7 million in additional borrowings. We are subject to the FHLB’s credit risk rating policy which assigns member institutions a rating which is reviewed quarterly. The rating system utilizes key factors such as loan quality, capital, liquidity, profitability, etc. Our ability to access our available borrowing capacity from the FHLB in the future is subject to our rating and any subsequent changes based on our financial performance as compared to factors considered by the FHLB in their assignment of our credit risk rating each quarter.

The Bank also pledges collateral to the Federal Reserve Bank’s Borrower-in-Custody of Collateral program, and our available credit under this program was $12.9 million as of March 31, 2015.

The Bank has a $2.0 million federal funds purchased line of credit through a correspondent bank that is unsecured, but has not been utilized.

We believe our liquidity sources are adequate to meet our operating needs at the Bank. However, we continue to carefully focus on liquidity management during 2015. Comprehensive weekly and monthly liquidity analyses serve management as vital decision-making tools by providing summaries of anticipated changes in loans, investments, core deposits, and wholesale funds. These internal funding reports provide management with the details critical to anticipate immediate and long-term cash requirements, such as expected deposit runoff, loan pay downs and amount and cost of available borrowing sources, including secured overnight federal funds lines with our various correspondent banks.

The Consolidated Company

The Company’s level of liquidity is measured by the cash, cash equivalents, and investment securities available for sale to total assets ratio and was 25.7% at March 31, 2015 compared to 26.3% as of December 31, 2014. The decrease in liquidity is due primarily to the decrease in cash and due from bank and fed funds sold, primarily due to the repayment of the FHLB advances. See “Note 10 – Borrowings” for additional detail related to the FHLB advances.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

For further information refer to the consolidated financial statements and footnotes thereto included in our 2014 Form 10K as filed with the SEC.

Cash and Cash Equivalents - For purposes of reporting cash flows, cash and cash equivalents include cash, amounts due from banks and federal funds sold. Generally, federal funds are sold for one-day periods. Due to the short term nature of cash and cash equivalents, the carrying amount of these instruments is deemed to be a reasonable estimate of fair value.

At March 31, 2015 and December 31, 2014, the Company had restricted cash totaling $2,000 with the Federal Home Loan Bank (“FHLB”) of Atlanta. The Company places its deposits and correspondent accounts with and sells its federal funds to high quality institutions. Management believes credit risk associated with correspondent accounts is not significant.

Net Loss per Common Share - Basic loss per common share represents net loss divided by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method. For the three month periods ended March 31, 2015 and March 31, 2014, as a result of the Company’s net loss, all of the potential common shares were considered anti-dilutive.

Research and Development – All costs incurred to establish the technological feasibility of computer software to be sold, leased or otherwise marketed as research and development are expensed as incurred. Once technological feasibility has been established, the subsequent costs of producing, coding, and testing the products should be capitalized. The expensing of computer software costs is discontinued when the product is available for general release for customers. Currently, the Company has not achieved technological feasibility and is expensing all computer software purchases and development expenses related to research and development. Once technological feasibility is reached, the Company will capitalize costs as incurred until such point that the software being produced is available for general release to customers.

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

For the three month period ended March 31, 2015, we recognized $5,080 in state income tax expense due to our net operating income in 2014 at the Bank. We did not recognize any income tax benefit or expense for the three month period ended March 31, 2014 due to our net operating loss carryforward position. Accounting literature states that a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized. The determination of whether a deferred tax asset is realizable is based on weighting all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified. We will continue to analyze our deferred tax assets and related valuation allowance on a quarterly basis, taking into account performance compared to forecasted earnings as well as current economic and internal information.

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

In January 2015, the FASB issued guidance to eliminate from U.S. GAAP the concept of an extraordinary item, which is an event or transaction that is both (1) unusual in nature and (2) infrequently occurring. Under the new guidance, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; or (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company will apply the guidance prospectively. The Company does not expect these amendments to have a material effect on its financial statements.

In February 2015, the FASB issued guidance which amends the consolidation requirements and significantly changes the consolidation analysis required under U.S. GAAP. Although the amendments are expected to result in the deconsolidation of many entities, the Company will need to reevaluate all its previous consolidation conclusions. The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted (including during an interim period), provided that the guidance is applied as of the beginning of the annual period containing the adoption date. The Company does not expect these amendments to have a material effect on its financial statements.

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

	March 31, 2015
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Government-sponsored mortgage-backed	$6,771,877	$93,648	$(86,102)	$6,779,423
Collateralized mortgage-backed	2,039,079	-	(19,027)	2,020,052
Municipals, tax-exempt	4,976,280	99,451	(27,310)	5,048,421
Municipals, taxable	1,315,149	38,226	-	1,353,375
Total investment securities	$15,102,385	$231,325	$(132,439)	$15,201,271

	December 31, 2014
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Government-sponsored mortgage-backed	$7,597,334	$122,491	$(118,308)	$7,601,517
Collateralized mortgage-backed	2,040,478	-	(57,518)	1,982,960
Municipals, tax-exempt	4,658,532	68,643	(30,179)	4,696,996
Municipals, taxable	1,317,433	16,620	-	1,334,053
Total investment securities	$15,613,777	$207,754	$(206,005)	$15,615,526

The following table presents information regarding securities with unrealized losses at March 31, 2015:

	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored mortgage-backed	$716,703	$1,762	$2,481,990	$84,340	$3,198,693	$86,102
Collateralized mortgage-backed	-	-	2,020,052	19,027	2,020,052	19,027
Municipals, tax-exempt	327,675	8,124	1,078,880	19,186	1,406,555	27,310
Total temporarily impaired securities	$1,044,378	$9,886	$5,580,922	$122,553	$6,625,300	$132,439

The following table presents information regarding securities with unrealized losses at December 31, 2014:

	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored mortgage-backed	$-	$-	$3,247,141	$118,308	$3,247,141	$118,308
Collateralized mortgage-backed	-	-	1,982,960	57,518	1,982,960	57,518
Municipals, tax-exempt	-	-	1,072,090	30,179	1,072,090	30,179
Total temporarily impaired securities	$-	$-	$6,302,191	$206,005	$6,302,191	$206,005

At March 31, 2015, investment securities with a fair value of $1.0 million and unrealized losses of $9,886 had been in a continuous loss position for less than twelve months. At March 31, 2015, investment securities with a fair value of approximately $5.6 million and unrealized losses of $122,553 had been in a continuous loss position for more than one year. All remaining investment securities were in an unrealized gain position. The Company believes, based on industry analyst reports and credit ratings that the deterioration in the fair value of these investment securities available for sale is attributed to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. The Company has the ability and intent to hold these securities until such time as the values recover or the securities mature. At December 31, 2014, investment securities with a fair value of approximately $6.3 million and unrealized losses of $206,005 had been in a continuous loss position for more than one year. All remaining investment securities were in an unrealized gain position.

The amortized costs and fair values of investment securities available for sale at March 31, 2015, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers have the right to prepay the obligations.

	March 31, 2015
	Amortized Cost	Fair Value
Due within one year	$—	$—
Due after one through three years	—	—
Due after three through five years	—	—
Due after five through ten years	2,826,228	2,830,142
Due after ten years	12,276,157	12,371,129
Total investment securities	$15,102,385	$15,201,271

NOTE 5 – LOANS

At March 31, 2015, our gross loan portfolio consisted primarily of $33.3 million of commercial real estate loans, $16.5 million of commercial business loans, and $18.3 million of consumer and home equity loans. Our current loan portfolio composition is not materially different than the loan portfolio composition disclosed in the footnotes to the consolidated financial statements included in our 2014 10-K.

During the quarter ended March 31, 2014, two loans held by the Company which were classified as held for sale and as Troubled Debt Restructurings (“TDRs”) were sold for total proceeds of $1,033,000. A success fee of approximately $41,000 and a gain of approximately $118,000 was recognized as a result of this sale. During 2014, the one remaining loan held by the Company was transferred into other real estate owned at its remaining outstanding principal balance at the time of transfer of approximately $809,000. On March 5, 2015, one nonaccrual loan at the Bank for $343,266 was transferred to other real estate owned for $300,000, net of a specific reserve, which includes $34,327 in selling costs, of $43,266. The specific reserve was included in the December 31, 2014 allowance amounts.

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

The following table summarizes delinquencies and nonaccruals, by portfolio class, as of March 31, 2015 and December 31, 2014.

	Single and multifamily residential real estate	Construction and development	Commercial real estate - other	Commercial business	Consumer	Total
March 31, 2015
30-59 days past due	$266,866	$39,096	$795,544	$111,669	$-	$1,213,175
60-89 days past due	-	-	-	4,074	-	4,074
Nonaccrual	-	-	190,790	-	-	190,790
Total past due and nonaccrual	266,866	39,096	986,334	115,743	-	1,408,039
Current	16,766,303	8,585,182	23,699,965	16,370,797	1,288,995	66,711,242
Total loans (gross of	$17,033,169	$8,624,278	$24,686,299	$16,486,540	$1,288,995	$68,119,281
deferred fees)
Deferred fees						(149,121)
Loan loss reserve						(989,509)
Total Loans, net						$66,980,651

	Single and multifamily residential real estate	Construction and development	Commercial real estate - other	Commercial business	Consumer	Total
December 31, 2014
30-59 days past due	$188,033	$39,561	$-	$23,938	$-	$251,532
60-89 days past due	-	-	-	9,129	-	9,129
Nonaccrual	-	-	534,057	-	-	534,057
Total past due and nonaccrual	188,033	39,561	534,057	33,067	-	794,718
Current	17,885,396	8,385,892	24,712,339	16,026,015	1,372,906	68,382,548
Total loans (gross of	$18,073,429	$8,425,453	$25,246,396	$16,059,082	$1,372,906	$69,177,266
deferred fees)
Deferred fees						(149,823)
Loan loss reserve						(1,032,776)
Total Loans, net						$67,994,667

At March 31, 2015 and December 31, 2014, there were nonaccrual loans of $190,790 and $534,057, respectively. Foregone interest income related to nonaccrual loans equaled $5,238 for the three months ended March 31, 2015. Foregone interest income related to nonaccrual loans equaled $12,321 for the three months ended March 31, 2014, which was offset by discount amortization of $13,836 recognized on one loan which was moved from nonaccrual to accrual status, for a total of $1,515 interest income recognized on loans. No interest income was recognized on nonaccrual loans during the three months ended March 31, 2015. At March 31, 2015 and December 31, 2014, there were no accruing loans which were contractually past due 90 days or more as to principal or interest payments.

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

The following table summarizes management’s internal credit risk grades, by portfolio class, as of March 31, 2015 and December 31, 2014.

	Single and
	multifamily	Construction	Commercial
	residential	and	real estate -	Commercial
March 31, 2015	real estate	development	other	business	Consumer	Total
Pass Loans	$10,179,054	$1,431,555	$-	$40,000	$1,288,995	$12,939,604
Grade 1 - Prime	-	-	-	-	-	-
Grade 2 - Good	-	-	-	145,881	-	145,881
Grade 3 - Acceptable	1,368,247	1,412,075	8,665,092	7,054,417	-	18,499,831
Grade 4 – Acceptable w/ Care	4,478,046	5,381,579	14,444,835	8,163,173	-	32,467,633
Grade 5 – Special Mention	789,590	81,344	639,889	792,721	-	2,303,544
Grade 6 - Substandard	218,232	317,725	936,483	290,348	-	1,762,788
Grade 7 - Doubtful	-	-	-	-	-	-
Total loans (gross of	$17,033,169	$8,624,278	$24,686,299	$16,486,540	$1,288,995	$68,119,281
deferred fees)

	Single and
	multifamily	Construction	Commercial
	residential	and	real estate -	Commercial
December 31, 2014	real estate	development	other	business	Consumer	Total
Pass Loans	$10,739,155	$1,362,322	$-	$-	$1,341,699	$13,443,176
Grade 1 - Prime	-	-	-	-	-	-
Grade 2 - Good	-	-	-	1,652,739	-	1,652,739
Grade 3 - Acceptable	2,594,126	1,284,107	9,123,260	4,629,684	31,207	17,662,384
Grade 4 – Acceptable w/ Care	3,792,456	5,277,692	14,184,482	9,754,850	-	33,009,480
Grade 5 – Special Mention	-	82,413	648,152	-	-	730,565
Grade 6 - Substandard	947,692	418,919	1,290,502	21,809	-	2,678,922
Grade 7 - Doubtful	-	-	-	-	-	-
Total loans (gross of	$18,073,429	$8,425,453	$25,246,396	$16,059,082	$1,372,906	$69,177,266
deferred fees)

Loans graded one through four are considered “pass” credits. At March 31, 2015, approximately 94% of the loan portfolio had a credit grade of “pass” compared to 95% at December 31, 2014. For loans to qualify for this grade, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment. Consumer loans are assigned a “pass” credit rating unless something within the loan warrants a specific classification grade. As of March 31, 2015, we had loans totaling $2.3 million classified as special mention compared to $730,565 as of December 31, 2014. This classification is utilized when an initial concern is identified about the financial health of a borrower. Loans are designated as such in order to be monitored more closely than other credits in the loan portfolio. At March 31, 2015, substandard loans totaled $1.8 million, with all loans being collateralized by real estate compared to $2.7 million at December 31, 2014. Substandard credits are evaluated for impairment on a quarterly basis.

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

At March 31, 2015, impaired loans totaled $1.7 million, all of which were valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral. Impaired loans decreased $353,519 from December 31, 2014 due to one loan being transferred to other real estate owned for $300,000, net of charge-offs of $43,266 and approximately $10,000 in loan balance reductions through pay downs during the three months ended March 31, 2015. Market values were obtained using independent appraisals, updated in accordance with our reappraisal policy, or other market data such as recent offers to the borrower. As of March 31, 2015, we had loans totaling approximately $826,000 that were classified in accordance with our loan rating policies but were not considered impaired. The following table summarizes information relative to impaired loans, by portfolio class, at March 31, 2015 and December 31, 2014.

	Unpaid			Average	Year to date
	principal	Recorded	Related	impaired	interest
	balance	investment	allowance	investment	income
March 31, 2015
With no related allowance recorded:
Single and multifamily residential real estate	$725,590	$725,590	$-	$221,047	$44,239
Construction and development	-	-	-	324,780	-
Commercial real estate - other	190,791	190,791	-	695,763	-
Commercial business	-	-	-	8,578	-
With related allowance recorded:
Single and multifamily residential real estate	-	-	-	665,220	-
Construction and development	-	-	-	166,477	-
Commercial real estate - other	745,693	745,693	34,693	210,088	8,914
Commercial business	-	-	-	-	-
Consumer	-	-	-	-	-
Total:
Single and multifamily residential real estate	725,590	725,590	-	886,267	44,239
Construction and development	-	-	-	491,257	-
Commercial real estate - other	936,484	936,484	34,693	905,851	8,914
Commercial business	-	-	-	8,578	-
Consumer	-	-	-	-	-
	$1,662,074	$1,662,074	$34,693	$2,291,953	$53,153

December 31, 2014
With no related allowance recorded:
Single and multifamily residential real estate	$725,090	$725,090	$-	$604,851	$44,239
Construction and development	-	-	-	332,954	-
Commercial real estate - other	190,791	190,791	-	229,385	-
Commercial business	-	-	-	-	-
Consumer	-	-	-	-	-
With related allowance recorded:
Single and multifamily residential real estate	-	-	-	442,094	-
Construction and development	-	-	-	649,560	-
Commercial real estate - other	1,099,712	1,099,712	88,712	645,833	42,321
Commercial business	-	-	-	17,156	-
Consumer	-	-	-	-	-
Total:
Single and multifamily residential real estate	725,090	725,090	-	1,046,945	44,239
Construction and development	-	-	-	982,514	-
Commercial real estate - other	1,290,503	1,290,503	88,712	875,218	42,321
Commercial business	-	-	-	17,156	-
Consumer	-	-	-	-	-
	$2,015,593	$2,015,593	$88,712	$2,921,833	$86,560

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

At March 31, 2015 and December 31, 2014, the principal balance of TDRs was approximately zero and $343,000, respectively. As of March 31, 2015, the principal balance of TDRs was zero as the loan had been transferred to other real estate owned. During the three months ended March 31, 2014, the loans previously classified as loans held for sale were sold for total proceeds of $1,033,000. A success fee of approximately $41,000 and a gain of approximately $118,000 was recognized as a result of this sale.

There were no loans modified as troubled debt restructurings within the previous 12-month period for which there was a payment default during the three months ended March 31, 2015.

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

The provision and allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

The following table summarizes activity related to our allowance for loan losses for the three months ended March 31, 2015 and 2014, by portfolio segment.

	Single and
	multifamily	Construction	Commercial
	residential	and	real estate -	Commercial
	real estate	development	other	business	Consumer	Total
March 31, 2015
Allowance for loan losses:
Balance, beginning of period	$160,797	$234,130	$363,097	$184,679	$90,073	$1,032,776
Provision (reversal of provision) for
loan losses	-	(20,000)	(10,000)	30,000	-	-
Loan charge-offs	-	-	(43,267)	-	-	(43,267)
Loan recoveries	-	-	-	-	-	-
Net loans charged-off	-	-	(43,267)	-	-	(43,267)
Balance, end of period	$160,797	$214,130	$309,830	$214,679	$90,073	$989,509

Individually reviewed for impairment	$-	$-	$34,693	$-	$-	$34,693
Collectively reviewed for impairment	160,797	214,130	275,137	214,679	90,073	954,816
Total allowance for loan losses	$160,797	$214,130	$309,830	$214,679	$90,073	$989,509

Gross loans, end of period:
Individually reviewed for impairment	$725,590	$-	$936,484	$-	$-	$1,662,074
Collectively reviewed for impairment	16,307,579	8,624,278	23,749,815	16,486,540	1,288,995	66,457,207
Total loans (gross of deferred fees)	$17,033,169	$8,624,278	$24,686,299	$16,486,540	$1,288,995	$68,119,281

March 31, 2014
Allowance for loan losses:
Balance, beginning of year	$268,757	$710,010	$206,176	$26,870	$90,073	$1,301,886
Provision for loan losses	-	-	-	-	-	-
Loan charge-offs	-	-	(4,277)	-	-	(4,277)
Loan recoveries	3,427	-	-	-	-	3,427
Net loans charged-off	3,427	-	(4,277)	-	-	(850)
Balance, end of period	$272,184	$710,010	$201,899	$26,870	$90,073	$1,301,036

Individually reviewed for impairment	$31,347	$119,564	$92,587	$-	$-	$243,498
Collectively reviewed for impairment	240,837	590,446	109,312	26,870	90,073	1,057,538
Total allowance for loan losses	$272,184	$710,010	$201,899	$26,870	$90,073	$1,301,036

Gross loans, end of period:
Individually reviewed for impairment	$1,197,018	$1,008,253	$544,521	$-	$-	$2,749,792
Collectively reviewed for impairment	17,688,505	9,249,438	22,641,049	12,576,287	1,056,363	63,211,642
Total loans (gross of deferred fees)	$18,885,523	$10,257,691	$23,185,570	$12,576,287	$1,056,363	$65,961,434

	March 31, 2015	March 31, 2014
Nonaccrual loans	$190,790	$1,930,472
Average gross loans	68,362,619	66,238,145
Net loans charged-off as a percentage
of average gross loans	.00%	.00%
Allowance for loan losses as a
percentage of total gross loans	1.45%	1.97%
Allowance for loan losses as a
percentage of non-accrual loans	518.6%	67.39%

Portions of the allowance for loan losses may be allocated for specific loans or portfolio segments. However, the entire allowance for loan losses is available for any loan that, in management’s judgment, should be charged-off. Beginning first quarter 2012, we began using the average of the last eight quarters of our charge-off history versus the prior three years with a heavier weight on the most recent year, both adjusted for portfolio and economic factors. The general reserve as a percentage of loans has increased from 1.36% at December 31, 2014 to 1.40% at March 31, 2015. While management utilizes the best judgment and information available to it, the ultimate adequacy of the allowance for loan losses depends on a variety of factors beyond our control, including the performance of our loan portfolio, the economy, changes in interest rates, and the view of the regulatory authorities toward loan classifications. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

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

		After one but
	One year or	within five	After five
	less	years	years	Total
March 31, 2015
Single and multifamily residential real estate	$3,646,034	$8,096,202	$5,290,933	$17,033,169
Construction and development	2,049,786	6,182,476	392,016	8,624,278
Commercial real estate - other	6,374,622	17,463,446	848,231	24,686,299
Commercial business	5,050,127	10,459,667	976,746	16,486,540
Consumer	768,145	498,805	22,045	1,288,995
Total	$17,888,714	$42,700,596	$7,529,971	$68,119,281

		After one but
	One year or	within five	After five
	less	years	years	Total
December 31, 2014
Single and multifamily residential real estate	$5,290,321	$8,197,828	$4,585,280	$18,073,429
Construction and development	2,257,649	5,599,646	568,158	8,425,453
Commercial real estate - other	4,085,577	20,504,283	656,536	25,246,396
Commercial business	5,767,504	9,521,755	769,823	16,059,082
Consumer	801,306	555,693	15,907	1,372,906
Total	$18,202,357	$44,379,205	$6,595,704	$69,177,266

Loans maturing after one year with:	March 31, 2015	December 31, 2014
Fixed interest rates	$19,125,494	$20,047,083
Floating interest rates	$31,105,073	$30,927,826

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

Available-for-sale investment securities ($15,201,271 and $15,615,526 at March 31, 2015 and December 31, 2014, respectively) are carried at fair value and measured on a recurring basis using Level 2 inputs. Fair values are estimated by using bid prices and quoted prices of pools or tranches of securities with similar characteristics.

We do not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and a specific reserve within the allowance for loan losses is established or the loan is charged down to the fair value less costs to sell. At March 31, 2015, all impaired loans were evaluated on a nonrecurring basis based on the market value of the underlying collateral. Market values are generally obtained using independent appraisals or other market data, which the Company considers to be Level 3 inputs. The aggregate carrying amount, net of specific reserves, of impaired loans carried at fair value at March 31, 2015 and December 31, 2014 was $1.6 million and $1.9 million, respectively.

Other real estate owned and repossessed assets, generally consisting of properties or other collateral obtained through foreclosure or in satisfaction of loans, are carried at the lower or market value and measured on a non-recurring basis. Market values are generally obtained using independent appraisals which are generally prepared using the income or market valuation approach, adjusted for estimated selling costs which the Company considers to be Level 3 inputs. The carrying amount of other real estate owned and repossessed assets carried at fair value at March 31, 2015 and December 31, 2014 was $2,357,100 and $2,557,457, respectively. The Company utilizes two methods to determine carrying values, either appraised value, or if lower, current net listing price.

The Company has no assets whose fair values are measured using Level 1 inputs. The Company also has no liabilities carried at fair value or measured at fair value.

For Level 3 assets measured at fair value on a non-recurring basis as of March 31, 2015, the significant observable inputs used in the fair value measurements were as follows:

	Fair Value at		Significant
Description	March 31, 2015	Valuation Technique	Unobservable Inputs
Other real estate owned and repossessed assets	$2,357,100	Appraised value	Discounts to reflect current market conditions, abbreviated holding period, and estimated costs to sell
Impaired loans	$1,627,381	Internal assessment of appraised value	Adjustments to estimated value based on recent sales of comparable collateral

For Level 3 assets measured at fair value on a non-recurring basis as of December 31, 2014, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at		Significant
Description	December 31, 2014	Valuation Technique	Unobservable Inputs
Other real estate owned and repossessed assets	$2,557,457	Appraised value	Discounts to reflect current market conditions and estimated costs to sell
Impaired loans	$1,926,881	Internal assessment of appraised value	Adjustments to estimated value based on recent sales of comparable collateral

Disclosures about Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments” requires disclosure of fair value information, whether or not recognized in the consolidated balance sheets, when it is practical to estimate the fair value. FASB ASC Topic 825 defines a financial instrument as cash, evidence of an ownership interest in an entity or contractual obligations which require the exchange of cash or other financial instruments. Certain items are specifically excluded from the disclosure requirements, including the Company’s common stock, property, equipment and software, and other assets and liabilities.

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

The estimated fair values of the Company’s financial instruments at March 31, 2015 and December 31, 2014 are as follows:

March 31, 2015	Carrying
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$5,790,259	$5,790,259	$5,790,259	$-	$-
Federal funds sold	4,124,000	4,124,000	4,124,000	-	-
Investment securities
available for sale	15,201,271	15,201,271	-	15,201,271	-
Non-marketable equity
securities	384,250	384,250	-	384,250	-
Loans, net	66,980,651	66,912,681	-	-	66,912,681

Financial Liabilities:
Note payable	149,774	150,201	-	150,201	-
Accounts payable and accrued
expenses	2,800,850	2,800,850	-	2,800,850	-
Deposits	85,779,495	84,480,760	-	84,480,760	-
Securities sold under
agreements to repurchase	42,272	42,272	-	42,272	-

	Carrying
December 31, 2014	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$5,261,080	$5,261,080	$5,261,080	$-	$-
Federal funds sold	5,643,000	5,643,000	5,643,000	-	-
Investment securities
available for sale	15,615,526	15,615,526	-	15,615,526	-
Non-marketable equity
securities	609,650	609,650	-	609,650	-
Loans, net	67,994,667	67,925,640	-	-	67,925,640

Financial Liabilities:
FHLB advance	5,000,000	5,000,347	-	5,000,347	-
Note payable	600,000	603,567	-	603,567	-
Deposits	82,874,663	81,928,307	-	81,928,307	-
Securities sold under
agreements to repurchase	153,603	153,603	-	153,603	-

NOTE 7 – STOCK COMPENSATION PLANS

On July 26, 2005, the Company adopted the 2005 Stock Incentive Plan (“2005 Incentive Plan”) for the benefit of the directors, officers and employees. The 2005 Incentive Plan initially reserved up to 260,626 shares of the Company’s common stock for the issuance of stock options and contained evergreen provision, which provided that the maximum number of shares to be issued under the 2005 Incentive Plan would automatically increase each time the Company issues additional shares of common stock such that the total number of shares issuable under the 2005 Incentive Plan would at all times equal 12.5% of the then outstanding shares of common stock. Accordingly, with the closing of the Private Placement on December 31, 2012, the number of shares reserved for the issuance of stock options under the 2005 Incentive Plan increased from 260,626 shares to 2,466,720 shares.

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

In February 2014, the Company granted an additional 155,000 stock options at a price of $1.59 to certain employees and to a third-party contractor, for a total outstanding of 3,428,505 options at a price of $1.11. In April 2014, 240,000 options granted to one former employee were forfeited. In December 2014, 86,250 options granted to three employees and to a third-party contractor were forfeited because the qualifying event date for vesting passed with no performance. As of December 31, 2014, 3,102,255 total options were outstanding at a weighted average price of $1.11. Of the 3,102,255 options issued, 2,186,005 options have vested. As of March 31, 2015, 3,102,255 total options were outstanding at a weighted average price of $1.11. Of the 3,102,255 options issued, 2,306,005 options have vested.

Compensation expense related to stock options granted was $80,817 and $128,688 for the three months ended March 31, 2015 and March 31, 2014, respectively. Compensation expense is based on the fair value of the option estimated at the date of grant using the Black-Scholes option-pricing model. Compensation expense is recognized on a straight line basis over the vesting period of the option.

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

The following table presents selected financial information for the Company’s reportable business segments for the three months ended March 31, 2015 and 2014.

		Holding Company
		Transaction	Asset	Parent
	Community Banking	Services	Management	Only	Eliminations	Total
For the three months ended
March 31, 2015
Interest income	$931,390	$—	$—	$—	$—	$931,390
Interest expense	75,708		—	9,583	—	85,291
Net interest income (expense)	855,682	—	—	(9,583)	—	846,099
Provision for loan losses	—	—	—	—	—	—
Noninterest income	109,561	33,327	—	1,318	—	144,206
Noninterest expense	983,184	276,432	(8,884)	121,155	(23,021)	1,348,866
Income (loss) before income taxes	(17,941)	(243,105)	8,884	(129,420)	23,021	(358,561)
Income taxes	5,080	—	—	—	—	5,080
Net income (loss)	$(23,021)	$(243,105)	$8,884	$(129,420)	$23,021	$(363,641)

	Community
	Banking	Holding Company (1)	Eliminations	Total
As of March 31, 2015
Cash and due from banks	$5,785,561	$20,683	$(15,985)	$5,790,259
Federal funds sold	4,124,000	—	—	4,124,000
Investment securities	15,201,271	—	—	15,201,271
Loans receivable, net	66,980,651	—	—	66,980,651
Other real estate owned	1,603,000	754,100	—	2,357,100
Property and equipment, net	2,098,787	237,816	—	2,336,603
Other assets	760,549	423,214	—	1,183,763
Total assets	$96,553,819	$1,435,813	$(15,985)	$97,973,647

Deposits	$85,795,480	$—	$(15,985)	$85,779,495
Securities sold under agreements to
repurchase	42,272	—	—	42,272
Note payable	—	149,774	—	149,774
Accrued and other liabilities	118,627	2,691,613	—	2,810,240
Shareholders’ equity (deficit)	10,597,440	(1,405,574)	—	9,191,866
Total liabilities and shareholders’ equity	$96,553,819	$1,435,813	$(15,985)	$97,973,647

(1) Excludes investment in wholly-owned Bank subsidiary

		Holding Company
		Transaction	Asset	Parent
	Community Banking	Services	Management	Only	Eliminations	Total
For the three months ended
March 31, 2014
Interest income	$980,388	$—	$(22,664)	$—	$—	$957,724
Interest expense	74,716	—	—	—	—	74,716
Net interest income (expense)	905,672	—	(22,664)	—	—	883,008
Provision for loan losses	—	—	—	—	—	—
Noninterest income	100,589	—	118,452	44,084	(78,700)	184,425
Noninterest expense	962,561	1,029,921	140,402	315,535	(35,000)	2,413,419
Income (loss) before income taxes	43,700	(1,029,921)	(44,614)	(271,451)	(43,700)	(1,345,986)
Income taxes	—	—	—	—	—	—
Net income (loss)	$43,700	$(1,029,921)	$(44,614)	$(271,451)	$(43,700)	$(1,345,986)

	Community
	Banking	Holding Company (1)	Eliminations	Total
As of March 31, 2014
Cash and due from banks	$3,527,125	$1,894,723	$(1,289,011)	$4,132,837
Federal funds sold	4,974,000	—	—	4,974,000
Investment securities	20,056,419	—	—	20,056,419
Loans receivable, net	63,742,708	808,189	—	64,550,897
Other real estate owned	1,296,000	1,053,010	—	2,349,010
Property and equipment, net	2,114,641	359,409	—	2,474,050
Other assets	765,106	234,307	—	999,413
Total assets	$96,475,999	$4,349,638	$(1,289,011)	$99,536,626

Deposits	$86,851,842	$—	$(1,289,011)	$85,562,831
Securities sold under agreements to
repurchase	37,017	—	—	37,017
Accrued and other liabilities	118,567	399,549	—	518,116
Shareholders’ equity	9,468,573	3,950,089	—	13,418,662
Total liabilities and shareholders’
equity	$96,475,999	$4,349,638	$(1,289,011)	$99,536,626

(1) Excludes investment in wholly-owned Bank subsidiary

The sole activity conducted within our Asset Management business segment is the resolution of assets acquired from the Bank including, but not limited to, those certain classified assets totaling approximately $5.5 million purchased by the Company in the second quarter of 2013 from the Bank.

The activities conducted within our Transaction Services business segment relate to the Company’s research and development efforts to enhance existing and develop new digital banking, payments and transaction services. The Company incurred approximately $276,000 and $1.0 million in research and development expenses during the quarters ended March 31, 2015 and 2014, respectively. The Company recognized $33,327 in noninterest income within the Transaction Services business segment during the quarter ended March 31, 2015 relating to revenue received under a contract with an independent third party to develop a proprietary mobile peer-to-peer payment service offering. No such noninterest income amounts were recognized during the quarter ended March 31, 2014.

NOTE 9 — NOTE PAYABLE

In September 2014, the Company closed a $600,000 one-year borrowing. The loan was provided by a board member of the Bank and as a result needed to comply with Regulation O. Proceeds of the loan were used primarily to fund the research and development effort in the Transaction Services business segment. The loan is collateralized by a first perfected security interest in certain real estate assets of the Company. The loan was fully drawn at closing, and carries an annual interest rate of 7% per annum for the first six months on any outstanding borrowings and then steps up to 8% per annum for the remaining 6 months of the term. On March 18, 2015, one of the parcels of real estate was sold and a payment was made on the loan so that the outstanding balance of the loan was $149,774, which was equal to the balance on March 31, 2015.

NOTE 10 – BORROWINGS

In July 2014, the Bank obtained $5,000,000 in new FHLB advances in order to fund future loan growth. These advances were secured by $13.9 million in collateralized loans. The terms of this note required monthly interest payments through the January 2015 maturity date, at which time the advance was repaid in its entirety. No FHLB advances were outstanding as of March 31, 2015.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including information included or incorporated by reference in this document, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “believe,” “continue,” “assume,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in our forward-looking statements include, but are not limited, to the following:

●	our anticipated strategies for growth and sources of new operating revenues;

●	risks and uncertainties related to potentially listing our shares on a national securities exchange;

●	our expectations regarding our operating revenues, expenses, effective tax rates, and other results of operations;

●	our current and future products and services and plans to develop and promote them;

●	risks and uncertainties related to capital expenditures and our estimates regarding our capital expenditures;

●	risks and uncertainties related to our liquidity, working capital requirements and access to funding;

●	increased cybersecurity risks, potential business disruptions or financial losses and changes in technology;

●	risks and uncertainties related to our ability to comply with regulations;

●	risks and uncertainties related to changes in economic conditions;

●	risks and uncertainties related to credit losses;

●	the rate of delinquencies and amount of loans charged-off;

●	risks and uncertainties related to allowances for loan losses and loan loss provisions;

●	the lack of loan growth in recent years;

●	our ability to attract and retain key personnel;

●	our ability to protect, use, develop, market and otherwise exploit our proprietary technology and intellectual property;

●	risks and uncertainties related to our ability to retain our existing customers;

●	increases in competitive pressure in the banking and financial services industries;

●	adverse changes in asset quality and resulting credit risk related losses and expenses;

●	changes in the interest rate environment, business conditions, inflation and changes in monetary and tax policies;

●	changes in political, legislative or regulatory conditions;

●	loss of consumer confidence and economic disruptions resulting from terrorist activities or other military actions;

●	changes in deposit flows;

●	changes in accounting policies and practices; and

●	other risks and uncertainties detailed in this report and, from time to time, in our other filings with the SEC.

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

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our audited consolidated financial statements as of December 31, 2014, as filed in our 2014 Form 10-K.

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

Overview

The following discussion describes our results of operations for the three month periods ended March 31, 2015 and 2014 and also analyzes our financial condition as of March 31, 2015.

The Consolidated Company

At March 31, 2015, we had total assets of $97.9 million, a decrease of $2.9 million, or 2.8%, from total assets of $100.7 million at December 31, 2014. The largest components of our total assets are net loans, investment securities available for sale, other real estate owned, federal funds sold and cash and due from banks, which were $67.0 million, $15.2 million, $2.4 million, $4.1 million and $5.8 million, respectively, at March 31, 2015. Comparatively, our net loans, investment securities available for sale, other real estate owned, federal funds sold and cash and due from banks totaled $68.0 million, $15.6 million, $2.6 million, $5.6 million and $5.3 million, respectively, at December 31, 2014.

Our liabilities and shareholders’ equity at March 31, 2015, totaled $88.8 million and $9.2 million, respectively, compared to liabilities of $91.3 million and shareholders’ equity of $9.4 million at December 31, 2014. The principal component of our liabilities is deposits, which were $85.8 million and $82.9 million at March 31, 2015 and December 31, 2014, respectively.

Our net loss was $363,641 for the three months ended March 31, 2015, or $0.02 per share, a decrease of $752,345, or 55.9%, compared to a net loss of $1.3 million, or $0.07 per share, for the three months ended March 31, 2014. This decrease in net loss was primarily driven by decreases in product research and development expenses. The Company’s liquidity constraints during the three months ended March 31, 2015 resulted in a moderate decrease in such research and development efforts.

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

At March 31, 2015, we had total assets at the Bank of $96.6 million compared to $98.8 million at December 31, 2014. The largest components of total assets at the Bank are net loans, investment securities available for sale, other real estate owned, federal funds sold and cash and due from banks, which were $67.0 million, $15.2 million, $1.6 million, $4.1 million and $5.8 million, respectively, at March 31, 2015. Comparatively, our net loans, investment securities available for sale, other real estate owned, federal funds sold and cash and due from banks totaled $68.0 million, $15.6 million, $1.4 million, $5.6 million and $5.1 million, respectively, at December 31, 2014. At March 31, 2015, we had total liabilities at the Bank of approximately $86.0 million compared to approximately $88.3 million at December 31, 2014. The largest components of total liabilities at the Bank are deposits, which were $85.8 million and $83.0 million at March 31, 2015 and December 31, 2014, respectively.

The Company

The Company’s cash balances, independent of the Bank, were approximately $21,000 and its real estate held for sale was approximately $754,000 at March 31, 2014 compared to cash balances of approximately $288,000 and real estate held for sale of $1.2 million at December 31, 2014. The decrease in liquid assets of approximately $267,000 is due primarily to expenses incurred related to the transaction services segment. In addition, at March 31, 2015 the Company has payables due to unsecured vendors of $2.7 million and a note payable to a related party of $149,664 which was advanced in September 2014. See “Note 8 – Business Segments” and “Note 9 – Note Payable”, for additional information related to the transaction services segment and the related advance. Without raising additional capital, the Company will not be able to sustain its current rate of investment, operations and business. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Due to regulatory restrictions, the Bank may not be a source of cash or capital for affiliates and my not be relied on as a source of financing. The foregoing discussion is a summary only and should be read in conjunction with the 2014 Form 10-K as filed with the SEC and Management’s Discussion and Analysis in this Form 10-Q.

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

Transaction Services

We began offering digital banking, payments and transaction services in October 2013 on a limited basis and are focused on expanding and growing this line of business (the “digital banking business”). In addition to the online bill pay, person-to-person payments, ACH services, debit and credit cards, and merchant services, we now also offer mobile bill pay and person-to-person payments as well as mobile remote deposit capture. In conjunction with our efforts to purse these opportunities, we have begun offering services under the trade name “nD bancgroup” and, as described below, have taken steps to protect our intellectual property rights to that name.

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

Results of Operations

Three months ended March 31, 2015 and 2014

We recorded a net loss of $363,641, or $0.02 per diluted share, for the quarter ended March 31, 2015, compared to a net loss of $1,345,986, or $0.07 per diluted share, for the quarter ended March 31, 2014. The decrease in net loss of $752,345 was primarily due to decreases in research and development in addition to compensation and benefits expense and in real estate owned activity. Each of these components is discussed in greater detail below.

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the three months ended March 31, 2015 and 2014. We derived these yields by dividing annualized income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. The net amount of capitalized loan fees are amortized into interest income on loans.

	For the Three Months Ended March 31,
	2015			2014
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Federal funds sold and other	$7,442,233	$9,288	0.51%	$11,477,919	$8,891	0.31%
Investment securities	15,432,993	94,638	2.49	20,148,222	135,697	2.73
Loans (1)	68,362,619	827,464	4.91	64,548,717	813,136	5.11
Total interest-earning assets	$91,237,845	$931,390	4.14%	$96,174,858	$957,724	4.04%

NOW accounts	$7,452,192	$2,246	0.12%	$6,721,548	$3,111	0.19%
Savings & money market	36,293,521	20,818	0.23	40,324,590	23,395	0.24
Time deposits (excluding brokered
time deposits)	28,583,320	51,893	0.74	27,582,509	42,154	0.62
Brokered time deposits	-	-	-	1,576,346	6,034	1.55
Total interest-bearing deposits	72,329,033	74,957	0.42	76,204,993	74,694	0.40
Borrowings	1,657,330	10,335	2.53	76,726	22	0.12
Total interest-bearing liabilities	$73,986,363	$85,292	0.47%	$76,281,719	$74,716	0.40%

Net interest spread			3.67%			3.64%
Net interest income/margin		$846,098	3.76%		$883,008	3.72%

(1) Nonaccrual loans are included in average balances for yield computations.

For the three months ended March 31, 2015, we recognized $931,390 in interest income and $85,292 in interest expense, resulting in net interest income of $846,098, a decrease of $36,910, or 4.2%, over the same period in 2014. Average earning assets decreased to $91.2 million for the three months ended March 31, 2015 from $96.2 million for the three months ended March 31, 2014, a decrease of $4.9 million, or 5.1%. This decrease in earning assets was primarily due to a $4.0 million decrease in federal funds sold and a $4.7 million decrease in investment securities partially offset by an increase of $3.8 million in average loans. Average interest bearing liabilities decreased to $74.0 million for the three months ended March 31, 2015 from $76.3 million for the three months ended March 31, 2014, a decrease of $2.3 million, or 3.0%. Net interest margin, calculated as annualized net interest income divided by average earning assets, increased from 3.72% for the quarter ended March 31, 2014 to 3.76% for the quarter ended March 31, 2015, primarily due to an increase in yield on earning assets from 4.04% to 4.14% between periods, partially offset by an increase in cost of funds from 0.40% to 0.37% between periods due to the mix of liabilities and the timing of their repricing.

We did not recognize any provision for loan losses for the quarters ended March 31, 2015 and 2014. The allowance as a percentage of gross loans decreased from 1.97% as of March 31, 2014 to 1.45% as of March 31, 2015. Specific reserves were $34,693 on impaired loans of $1.7 million as of March 31, 2015 compared to specific reserves of $88,712 on impaired loans of $2.0 million as of December 31, 2014 and $243,498 on impaired loans of $2.7 million as of March 31, 2014. As of March 31, 2015, the general reserve allocation was 1.44% of gross loans not impaired compared to 1.41% as of December 31, 2014.

For the three months ended March 31, 2015, noninterest income was $144,206 compared to $184,425 for the three months ended March 31, 2014, a decrease of $40,219, or 21.8%, between comparable periods. Noninterest income for the three months ended March 31, 2015 and 2014 was derived from service charges on deposits, customer service fees, mortgage origination income and other revenues recognized within the Transaction Services business segment. The largest contributor for this quarter’s decrease was the reduction in gain resulting from the sale of loans held for sale in the amount of $118,452, partially offset by an increase in gain on sale of investment securities of $41,148.

During the quarter ended March 31, 2015, we incurred noninterest expenses of $1.3 million, compared to noninterest expenses of $2.4 for the quarter ended March 31, 2014, a decrease of $1,064,553, or 44.1%. This decrease in noninterest expenses for the three month period ended March 31, 2015 primarily resulted from a decrease in research and development expense of $833,989 and decreases in compensation and benefits of $42,119 and other real estate owned activity of $91,559. Compensation and benefits decreased $42,119, or 6.1% due to a decrease in stock options granted and expense recognized of $46,210.

We recognized $5,080 in income tax expense for the three month period ended March 31, 2015 due to our net operating income in 2014 at the Bank. We did not recognize any income tax benefit or expense for the three month period ended March 31, 2014 due to our net operating loss carryforward position. Accounting literature states that a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized. The determination of whether a deferred tax asset is realizable is based on weighing all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified. We will continue to analyze our deferred tax assets and related valuation allowance on a quarterly basis, taking into account performance compared to forecasted earnings as well as current economic and internal information.

Assets and Liabilities

General

Total assets as of March 31, 2015 and December 31, 2014 were $98.0 million and $100.7 million, respectively, a decrease of $2.7 million. Loans, net of allowance decreased $1.0 million due to loan repayments and transfers to other real estate owned during the quarter. Other real estate owned decreased $200,357 due to the sale of one property during the three months ended March 31, 2015. Investment securities available for sale decreased $414,255 as a result of $804,077 in maturities and paydowns and $48,462 in amortization, partially offset by $300,000 in purchases and a $97,136 change in unrealized gains. Cash and cash equivalents increased $529,179 and federal funds sold decreased $1.5 million. At March 31, 2015, our total assets consisted principally of $5.8 million in cash and due from banks, $4.1 million in fed funds sold, $15.2 million in investment securities, $67.0 million in net loans, $2.3 million in property and equipment and $2.4 million in other real estate owned and repossessed assets. Our management closely monitors and seeks to maintain appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and demand.

Liabilities at March 31, 2015 totaled $88.8 million, representing a decrease of approximately $2.5 million compared to December 31, 2014, and consisted principally of $85.8 million in deposits, $149,774 in a note payable and $2.8 in accounts payable and accrued expenses. At March 31, 2015, shareholders’ equity was $9.2 million compared to $9.4 million at December 31, 2014. Shareholders’ equity decreased due to the recognition of net loss of $363,641, and stock option expense of $80,817, as well as an increase of $64,110 in unrealized gains on investment securities available for sale.

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, we invest a substantial percentage of our earning assets in our loan portfolio. At March 31, 2015, our gross loan portfolio consisted primarily of $33.3 million of commercial real estate loans, $16.5 million of commercial business loans, and $18.3 million of consumer and home equity loans. Our current loan portfolio composition is not materially different than the loan portfolio composition disclosed in the footnotes to the consolidated financial statements included in our 2014 Form 10-K. We experienced net repayments of $714,016 during the three months ended March 31, 2015 as a result of payoffs and repayments exceeding originations, while continuing to carefully consider liquidity needs and credit risk management.

The composition of net loans by major category is as follows:

	March 31,
	2015	% of Total
Real estate:
Commercial	$24,686,299	36.3%
Construction and development	8,624,278	12.7
Single and multifamily residential	17,033,169	25.1
Total real estate loans	50,343,746	74.1
Commercial business	16,486,540	24.2
Consumer	1,288,995	1.9
Deferred origination fees, net	(149,121)	(0.2)
Gross loans, net of deferred fees	67,970,160	100.0%
Less allowance for loan losses	(989,509)
Loans, net	$66,980,651

	December 31,
	2014	% of Total
Real estate:
Commercial	$25,246,396	36.6%
Construction and development	8,425,453	12.2
Single and multifamily residential	18,073,429	26.2
Total real estate loans	51,745,278	75.0
Commercial business	16,059,082	23.2
Consumer	1,372,906	2.0
Deferred origination fees, net	(149,823)	(0.2)
Gross loans, net of deferred fees	69,027,443	100.0%
Less allowance for loan losses	(1,032,776)
Loans, net	$67,994,667

The largest component of our loan portfolio at March 31, 2015 was $24.7 million of commercial real-estate loans, which represented 36.3% of the portfolio. The remainder of our loan portfolio consisted primarily of $17.0 million of single and multifamily residential loans, $8.6 million of construction and development loans, and $16.4 million of commercial business loans.

Loan Performance and Asset Quality

The downturn in general economic conditions over the past several years has resulted in increased loan delinquencies, defaults and foreclosures within our loan portfolio, although the last 18 months have seen a stabilization in delinquencies, defaults and foreclosures and an increase in recoveries. The declining real estate market has had a significant impact on the performance of our loans secured by real estate. In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure. Although the real estate collateral provides an alternate source of repayment in the event of default by the borrower, in our current market the value of the collateral has deteriorated during the time the credit is extended. There is a risk that this trend will continue, which could result in additional loss of earnings, increases in our provision for loan losses and loan charge-offs.

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

Refer to Note 5, Loans, for a table summarizing delinquencies and nonaccruals, by portfolio class, as of March 31, 2015 and December 31, 2014. Total delinquent and nonaccrual loans increased from $794,718 at December 31, 2014 to $1.4 million at March 31, 2015, an increase of $613,321, or 77%. This increase was a result of movement in several categories. Nonaccrual loans decreased during the three months due to the transfer of one loan during March 2015. At March 31 2015, nonaccrual loans represented 0.2% of gross loans compared to 0.7% of gross loans as of December 31, 2014. Loans past due 30-89 days are considered potential problem loans and amounted to $1.2 million at March 31, 2015 compared to $260,661 at December 31, 2014.

Another method used to monitor the loan portfolio is credit grading. As part of the loan review process, loans are given individual credit grades, representing the risk we believe is associated with the loan balance. Credit grades are assigned based on factors that impact the collectability of the loan, the strength of the borrower, the type of collateral, and loan performance. Commercial loans are individually graded at origination and credit grades are reviewed on a regular basis in accordance with our loan policy. Consumer loans are assigned a “pass” credit rating unless something within the loan warrants a specific classification grade. Refer to Note 5, Loans, for a table summarizing management’s internal credit risk grades, by portfolio class, as of March 31, 2015 and December 31, 2014.

Loans graded one through four are considered “pass” credits. At March 31, 2015, approximately 94% of the loan portfolio had a credit grade of “pass” compared to 95% at December 31, 2014. For loans to qualify for this grade, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment. Consumer loans are assigned a “pass” credit rating unless something within the loan warrants a specific classification grade.

Loans with a credit grade of five are not considered classified; however they are categorized as a special mention or watch list credit, and are considered potential problem loans. This classification is utilized by us when we have an initial concern about the financial health of a borrower. These loans are designated as such in order to be monitored more closely than other credits in our portfolio. We then gather current financial information about the borrower and evaluate our current risk in the credit. We will then either reclassify the loan as “substandard” or back to its original risk rating after a review of the information. There are times when we may leave the loan on the watch list, if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we determine to review the loan on a more regular basis. Loans on the watch list are not considered problem loans until they are determined by management to be classified as substandard. As of March 31, 2015, we had loans totaling $2.3 million on the watch list compared to $730,565 as of December 31, 2014, an increase of $1.6 million or 116%. This increase in watch list loans was due to three loans being downgraded during the quarter.

Loans graded six or greater are considered classified credits. At March 31, 2015 and December 31, 2014, classified loans totaled $2.5 million and $2.7 million, respectively. The decrease in this category of $190,543, or 7.1%, during the three months ended March 31, 2015 is primarily due to one loan moving to other real estate owned for $300,000 which included a charge off of approximately $46,000 as well as $152,723 in loan paydowns. Classified credits are evaluated for impairment on a quarterly basis.

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

At March 31, 2015, impaired loans totaled $1.7 million, all of which were valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral. Market values were obtained using independent appraisals, updated in accordance with our reappraisal policy, or other market data such as recent offers to the borrower. As of March 31, 2015, we had three loans totaling $508,580 that were classified in accordance with our loan rating policies but were not considered impaired. Refer to Note 5, Loans, for a table summarizing information relative to impaired loans, by portfolio class, at March 31, 2015 and December 31, 2014.

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

At March 31, 2015 and December 31, 2014, the principal balance of TDRs was approximately zero and $343,000, respectively. During this period, the principal balance of TDRs decreased to zero because the loan constituting our sole TDR was transferred to other real estate owned. During the three months ended March 31, 2014, the two loans previously classified as loans held for sale were sold for total proceeds of $1,033,000. A success fee of approximately $41,000 and a gain of approximately $118,000 was recognized as a result of this sale.

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. At March 31, 2015, the allowance for loan losses was $989,509, or 1.45% of gross loans, compared to $1.0 million at December 31, 2014, or 1.49% of gross loans. The allowance for loan loss decreased slightly due to one charge-off for approximately $46,000 which was recognized during the quarter.

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

Our allowance for loan losses consists of both specific and general reserve components. The specific reserve component relates to loans that are impaired loans as defined in FASB ASC Topic 310, “Receivables”. Loans determined to be impaired are excluded from the general reserve calculation described below and evaluated individually for impairment. Impaired loans totaled $1.7 million at March 31, 2015, with an associated specific reserve of $34,693. See Note 5, Loans, as well as the above discussion under “Loan Performance and Credit Quality” for additional information related to impaired loans.

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

Refer to Note 5, Loans, for a table summarizing activity related to our allowance for loan losses for the quarter ended March 31, 2015 and 2014, by portfolio segment. As of March 31, 2015, the allowance for loan losses was $989,509, or 1.45% of gross loans, compared to $1.0 million, or 1.49% of gross loans, as of December 31, 2014 and $1.3 million, or 1.97% of gross loans, as of March 31, 2014. We recognized zero provision for loan losses for the three months ended March 31, 2015 and 2014. Net charge-offs for the three months ended March 31, 2015 and 2014 were $43,267 and $850, respectively. Charge-offs thus far in 2015 relate to the write-down of collateral to fair value, against specific reserves, at the time of repossession. The charge-offs during the three months ended March 31, 2014 related to the charge-off of one unsecured consumer loans. Partial charge-offs were based on recent appraisals and evaluations on commercial real estate loans in the process of foreclosure. Loans with partial charge-offs are typically considered impaired loans and remain on nonaccrual status.

Other Real Estate Owned and Repossessed Assets

As of March 31, 2015 and December 31, 2014, we had $2.4 million and $2.6 million in other real estate owned, respectively. During the three months ended March 31, 2015, we completed the sale of one parcel of real estate. The sale of that parcel of real estate resulted in a gain of approximately $17,177 and is included in the loss below. The following table summarizes changes in other real estate owned and repossessed assets for the three months ended March 31, 2015 and 2014:

	2015	2014
Balance at beginning of period	$2,557,457	$2,508,170
Repossessed property acquired in settlement of loans	300,000	-
Proceeds from sales of repossessed property	(517,534)	(93,704)
Gain (loss) on sale and write-downs of repossessed property, net	17,177	(65,456)
Balance at end of period	$2,357,100	$2,349,010

As of March 31, 2015, other real estate owned consisted of residential land lots valued at $114,100, commercial land valued at $1.0 million and commercial office space valued at $1.2 million. During 2014, other real estate owned for the Company increased due to the repossession of one property of $809,000, partially offset by the sale of real estate owned purchased from the Bank for proceeds of approximately $151,000, which resulted in losses of approximately $3,000 to the Company. In addition, the Company recognized write downs on real estate owned purchased from the Bank of approximately $579,000 during 2014. In February 2015, the Company entered into a contract to sell one piece of real estate which was used to secure the note payable. Write downs of approximately $191,000 related to the upcoming sale have been included in the 2014 write down amounts discussed above. On March 18, 2015, proceeds of $452,593 were received from the sale of one piece of real estate which was used as collateral on the note payable. The full amount of proceeds was applied towards the remaining balance due on the note. On March 5, 2015, one nonaccrual loan at the Bank for $343,266 was transferred to other real estate owned for $300,000, net of a specific reserve, which includes $34,327 in selling costs, of $43,266. The specific reserve was included in the December 31, 2014 allowance amounts. On March 20, 2015, proceeds of $62,306 were received from the sale of one piece of real estate held by the Bank. No gains or losses were recognized as a result of this transaction. In March 2015, the Bank entered into a contract to sell one piece of real estate which it closed in April 2015. Proceeds of approximately $65,000 were received and a loss of approximately $5,200 was recognized as a result of this sale.

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

Deposits

Our primary source of funds for loans and investments is our deposits. At March 31, 2015 we had $85.8 million in deposits, representing a decrease of $3.0 million compared to December 31, 2014. Deposits at March 31, 2015 consisted primarily of $20.0 million in demand deposit accounts, $35.4 million in money market accounts and $29.4 million in time deposits. As brokered deposits and advances have matured, we have not replaced these funds with wholesale funding as we have sought to reduce our reliance on brokered time deposits and other noncore funding sources. Our loan-to-deposit ratio was 78.1% and 82.0% at March 31, 2015 and December 31, 2014, respectively.

Borrowings

We use borrowings to fund growth of earning assets in excess of deposit growth. At March 31, 2015 and December 31, 2014, there were $42,272 and $153,603, respectively, in borrowings representing customer repurchase agreements.

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

The Company

The Company’s cash balances, independent of the Bank, were approximately $21,000 and its real estate held for sale (which serves as collateral for the Company’s note payable) was $754,100 at March 31, 2015 compared to cash balances of approximately $288,000 and real estate held for sale of $1.2 million at December 31, 2014. The decrease in liquid assets of approximately $268,000 is due primarily to expenses incurred related to the transaction services segment. In addition, the Company has payables due to unsecured vendors of $2.7 million and a note payable to a related party of $149,774 (secured by the real estate held for sale by the Company) which was advanced in September 2014. See “Note 8 – Business Segments” and “Note 9 – Note Payable”, for additional information related to the transaction services segment and the related advance. Without raising additional capital, the Company will not be able to sustain its current rate of investment, operations and business. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Due to regulatory restrictions, the Bank may not be a source of cash or capital for affiliates and my not be relied on as a source of financing. The foregoing discussion is a summary only and should be read in conjunction with the 2014 Form 10-K as filed with the SEC and Management’s Discussion and Analysis in this Form 10-Q.

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

The Bank

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity at the Bank. We currently have $9.9 million in cash and fed funds sold. If our cash needs at the Bank exceed that, we plan to liquidate temporary investments and generate deposits within our market. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. Our investment securities available for sale at March 31, 2015 amounted to $15.2 million, or 15.5% of total assets. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. At March 31, 2015, $3.2 million of our investment portfolio was pledged against outstanding debt. Therefore, the related debt would need to be repaid prior to the securities being sold and converted to cash.

The Bank is a member of the FHLB, from which applications for borrowings can be made for leverage purposes. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. At March 31, 2015, we had collateral that would support approximately $18.7 million in additional borrowings. We are subject to the FHLB’s credit risk rating policy which assigns member institutions a rating which is reviewed quarterly. The rating system utilizes key factors such as loan quality, capital, liquidity, profitability, etc. Our ability to access our available borrowing capacity from the FHLB in the future is subject to our rating and any subsequent changes based on our financial performance as compared to factors considered by the FHLB in their assignment of our credit risk rating each quarter.

The Bank also pledges collateral to the Federal Reserve Bank’s Borrower-in-Custody of Collateral program, and our available credit under this program was $12.9 million as of March 31, 2015.

The Bank has a $2.0 million federal funds purchased line of credit through a correspondent bank that is unsecured, but has not been utilized.

We believe our liquidity sources are adequate to meet our operating needs at the Bank. However, we continue to carefully focus on liquidity management during 2015. Comprehensive liquidity analyses serve management as vital decision-making tools by providing summaries of anticipated changes in loans, investments, core deposits, and wholesale funds. These internal funding reports provide management with the details critical to anticipate immediate and long-term cash requirements, such as expected deposit runoff, loan pay downs and amount and cost of available borrowing sources, including secured overnight federal funds lines with our various correspondent banks.

The Consolidated Company

The Company’s level of liquidity is measured by the cash, cash equivalents, and investment securities available for sale to total assets ratio and was 25.6% at March 31, 2015 compared to 26.3% as of December 31, 2014. The decrease in liquidity is due primarily to the decrease in cash and due from bank and fed funds sold, primarily due to the repayment of the FHLB advance. See “Note 10 – Borrowings”, for additional information related to the FHLB advance.

Impact of Off-Balance Sheet Instruments

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2015, we had issued commitments to extend credit of $7.4 million through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Capital Resources

Total shareholders’ equity decreased slightly from $9.4 million for December 31, 2014 to $9.1 million for March 31, 2015 due to a net loss of $363,641 and compensation expense related to stock options of $80,017 granted, partially offset by a $64,110 change in unrealized gain on investment securities available for sale. Without raising additional capital, the Company will not be able to sustain its current rate of investment, operations and business. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Due to regulatory restrictions, the Bank may not be a source of cash or capital for affiliates and my not be relied on as a source of financing. The foregoing discussion is a summary only and should be read in conjunction with the 2014 Form 10-K as filed with the SEC and Management’s Discussion and Analysis in this Form 10-Q.

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

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. To be considered “well-capitalized,” we must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%. To be considered “adequately capitalized” under these capital guidelines, we must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital. In addition, we must maintain a minimum Tier 1 leverage ratio of at least 4%. The rule also includes changes in what constitutes regulatory capital, some of which are subject to a transition period. These changes include the phasing-out of certain instruments as qualifying capital. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock are required to be deducted from capital, subject to a transition period. Finally, common equity Tier 1 capital includes accumulated other comprehensive income (which includes all unrealized gains and losses on available for sale debt and equity securities), subject to a transition period and a one-time opt-out election. The Bank elected to opt-out of this provision. As such, accumulated comprehensive income is not included in the Bank’s Tier 1 capital.

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at March 31, 2015 and December 31, 2014.

			(Dollars in thousands)

					To be well capitalized
					under prompt
			For capital		corrective
			adequacy purposes		action provisions
	Actual		Minimum		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2015
Total Capital (to risk
weighted assets)	$11,461,000	15.4%	$5,937,000	8.0%	$7,421,000	10.0%
Tier 1 Capital (to risk
weighted assets)	10,532,000	14.2	2,969,000	4.0	4,453,000	6.0
Tier 1 Capital (to
average assets)	10,532,000	11.1	3,780,000	4.0	4,725,000	5.0
Common Equity Tier
1 Capital (to risk
weighted assets)	10,532,000	14.2	2,969,000	4.5	4,453,000	4.5

As of December 31, 2014
Total Capital (to risk
weighted assets)	$11,494,000	15.3%	$6,023,000	8.0%	$7,534,000	10.0%
Tier 1 Capital (to risk
weighted assets)	10,551,000	14.0	3,014,000	4.0	4,521,000	6.0
Tier 1 Capital (to
average assets)	10,551,000	10.6	3,970,000	4.0	4,963,000	5.0
Common Equity Tier
1 Capital (to risk
weighted assets)	10,551,000	14.0	3,014,000	4.5	4,521,000	4.5

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: May 13, 2015	By:	/s/ Gordon A. Baird
Gordon A. Baird
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Martha L. Long
Martha L. Long
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certification.

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2015 and 2014, (iii) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (v) Notes to Consolidated Financial Statements.