Form 10-Q
period 2015-06-30
Independence Bancshares, Inc.
filed 2015-08-14
CIK 1311828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2015

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,502,760 shares of common stock, $.01 par value per share, were issued and outstanding as of August 14, 2015.

Independence Bancshares, Inc.

Part I - Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets

	June 30, 2015	December 31, 2014
	(unaudited)	(audited)
Assets
Cash and due from banks	$5,081,577	$5,261,080
Federal funds sold	14,004,000	5,643,000
Investment securities available for sale	14,587,793	15,615,526
Non-marketable equity securities	405,600	609,650
Loans, net of allowance for loan losses of $989,509 and $1,032,776,
respectively	65,011,086	67,994,667
Accrued interest receivable	292,627	291,288
Property and equipment, net	2,286,854	2,384,007
Other real estate owned and repossessed assets	2,063,000	2,557,457
Other assets	699,065	355,307
Total assets	$104,431,602	$100,711,982

Liabilities
Deposits:
Noninterest bearing	$11,919,316	$11,016,882
Interest bearing	75,706,922	71,857,781
Total deposits	87,626,238	82,874,663

Federal Home Loan Bank advances	-	5,000,000
Note payable	149,774	600,000
Securities sold under agreements to repurchase	33,432	153,603
Accrued interest payable	9,152	8,226
Accounts payable and accrued expenses	1,257,513	2,664,910
Total liabilities	89,076,109	91,301,402

Commitments and contingencies

Shareholders’ equity
Preferred stock, par value $.01 per share; 10,000,000 shares
authorized; 8,425 Series A shares issued and outstanding	84	-
Common stock, par value $.01 per share; 300,000,000 shares
authorized; 20,502,760 shares issued and outstanding	205,028	205,028
Additional paid-in capital	42,931,339	35,124,151
Accumulated other comprehensive income (loss)	(140,297)	1,154
Accumulated deficit	(27,640,661)	(25,919,753)
Total shareholders’ equity	15,355,493	9,410,580
Total liabilities and shareholders’ equity	$104,431,602	$100,711,982

The accompanying notes are an integral part of these consolidated financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Interest income
Loans	$830,994	$855,185	$1,658,458	$1,668,321
Investment securities	84,908	131,221	179,546	266,918
Federal funds sold and other	12,744	7,487	22,032	16,378
Total interest income	928,646	993,893	1,860,036	1,951,617

Interest expense
Deposits	79,930	71,396	154,886	146,090
Borrowings	3,052	52	13,387	74
Total interest expense	82,982	71,448	168,273	146,164

Net interest income	845,664	922,445	1,691,763	1,805,453
Reversal of provision for loan losses	-	(30,000)	-	(30,000)

Net interest income after reversal of provision
for loan losses	845,664	952,445	1,691,763	1,835,453

Non-interest income
Service fees on deposit accounts	19,845	13,511	40,896	22,669
Residential loan origination fees	76,478	43,478	109,352	89,198
Gain on sale of investment securities	-	-	41,148	-
Gain on sale of loans held for sale	-	-	-	118,452
Other income	12,846	10,990	61,979	22,085
Total non-interest income	109,169	67,979	253,375	252,404

Non-interest expenses
Compensation and benefits	738,580	662,377	1,385,307	1,351,223
Real estate owned activity	250,838	388,294	258,953	487,968
Occupancy and equipment	155,933	154,539	315,786	310,617
Insurance	52,507	78,745	106,941	162,715
Data processing and related costs	83,159	82,972	164,972	168,836
Professional fees	216,040	247,129	330,963	431,342
Product research and development expense	733,238	1,474,508	929,170	2,504,429
Other	81,805	98,779	168,874	183,632
Total non-interest expenses	2,312,100	3,187,343	3,660,966	5,600,762
Loss before income tax expense	(1,357,267)	(2,166,919)	(1,715,828)	(3,512,905)

Income tax expense	-	-	5,080	-
Net loss	$(1,357,267)	$(2,166,919)	$(1,720,908)	$(3,512,905)

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on investment securities available for
sale, net of tax	(205,561)	411,133	(182,599)	741,298
Reclassification adjustment included in net loss,
net of tax	-	-	41,148	-
Other comprehensive income (loss)	(205,561)	411,133	(141,451)	741,298

Total comprehensive loss	$(1,562,828)	$(1,755,786)	$(1,862,359)	$(2,771,607)
Loss per common share – basic and diluted	$(.07)	$(.11)	$(.08)	$(.17)
Weighted average common shares outstanding – basic and
diluted	20,502,760	20,502,760	20,502,760	20,502,760

The accompanying notes are an integral part of these consolidated financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Changes in Shareholders’ Equity
(unaudited)

						Accumulated other
	Common stock		Preferred stock		Additional	comprehensive	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	income (loss)	deficit	Total
December 31, 2013	20,502,760	$205,028	-	$-	$34,738,643	$(1,216,718)	$(19,419,797)	$14,307,456
Compensation expense related to
stock options granted	-	-	-	-	227,240	-	-	227,240
Net loss	-	-	-	-	-	-	(3,512,905)	(3,512,905)

Other comprehensive income	-	-	-	-	-	741,298	-	741,298

June 30, 2014	20,502,760	$205,028	-	$-	$34,965,883	$(475,420)	$(22,932,402)	$11,763,089

December 31, 2014	20,502,760	$205,028	-	$-	$35,124,151	$1,154	$(25,919,753)	$9,410,580
Compensation expense related to
stock options granted	-	-	-	-	191,695	-	-	191,695
Issuance of preferred stock –net
of expenses	-	-	8,425	84	7,615,493	-	-	7,615,577
Net loss	-	-	-	-	-	-	(1,720,908)	(1.720.908)

Other comprehensive loss	-	-	-	-	-	(141,451)	-	(141,451)

June 30, 2015	20,502,760	$205,028	8,425	$84	$42,931,339	$(140,297)	$(27,640,661)	$15,355,493

The accompanying notes are an integral part of these consolidated financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
	2015	2014
Operating activities
Net loss	$(1,720,908)	$(3,512,905)
Adjustments to reconcile net loss to cash used in operating activities
Reversal of provision for loan losses	-	(30,000)
Depreciation	107,509	106,293
Amortization of investment securities discounts/premiums, net	106,107	123,302
Gain on sale of loans held for sale	-	(118,452)
Gain on sale of investment securities	(41,148)	-
Stock option expense related to stock options granted	191,695	227,240
Net changes in fair value and (gains) losses on other real estate owned and
repossessed assets	212,162	408,092
(Increase) decrease in other assets, net	(345,097)	195,479
Increase (decrease) in other liabilities, net	(1,405,876)	574,698
Net cash used in operating activities	(2,895,556)	(2,026,253)

Investing activities
Net decrease (increase) in loans	2,683,581	(3,427,796)
Proceeds from sale of loans held for sale	-	1,033,000
Maturities and sales of investment securities available for sale	533,287	-
Purchases of investment securities available for sale	(300,000)	-
Repayments of investment securities available for sale	587,441	706,877
Redemption of non-marketable equity securities, net	204,050	42,100
Purchase of property, equipment and software	(10,356)	(39,995)
Proceeds from sale of other real estate owned and repossessed assets	582,295	207,788
Net cash provided by (used in) provided by investing activities	4,280,298	(1,478,026)

Financing activities
Increase (decrease) in deposits, net	4,751,575	(1,262,576)
Repayments on borrowings	(5,000,000)	-
Repayments on note payable	(450,226)	-
Issuance of preferred stock	7,615,577	-
(Decrease) increase in securities sold under agreements to repurchase	(120,171)	124,588
Net cash provided by (used in) financing activities	6,796,755	(1,137,988)

Net increase (decrease) in cash and cash equivalents	8,181,497	(4,642,267)

Cash and cash equivalents at beginning of the period	10,904,080	14,421,955

Cash and cash equivalents at end of the period	$19,085,577	$9,779,688

Supplemental information:
Cash paid for
Interest	$167,347	$145,758
Income taxes	$5,080	$-
Schedule of non-cash transactions
Unrealized gain (loss) on securities available for sale, net of tax	$(141,151)	$741,298
Loans transferred to other real estate owned and repossessed assets	$300,000	$1,143,000

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Independence Bancshares, Inc. (the “Company”) is a South Carolina corporation organized to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956 and the South Carolina Banking and Branching Efficiency Act of 1996, and to own and control all of the capital stock of Independence National Bank (the “Bank”). The Bank is a national association organized under the laws of the United States to conduct general banking business in Greenville, South Carolina. The Bank operates three full service branch offices in Greenville, South Carolina. On May 31, 2005, the Company sold 2,085,010 shares of its common stock in its initial public offering. All shares were sold at $10.00 per share. The offering raised approximately $20.5 million, net of offering costs. On December 31, 2012, the Company sold 17,648,750 shares of its common stock to certain accredited investors in a Private Placement (the “Private Placement”), which equated to gross proceeds of $14.1 million. All shares were sold at $0.80 per share. On August 1, 2013, the Company sold 769,000 shares of its common stock at a price of $0.80 per share to certain existing shareholders in a follow-on offering for gross proceeds of approximately $615,200 (the “Follow-on Offering”). On May 14, 2015, the Company issued 8,425 shares of Series A convertible preferred stock (the “Series A Shares”) to certain institutional investors and members of the Company’s management team for gross cash proceeds of approximately $8,425,000, at a price of $1,000 per share (the “Series A Private Placement). In connection with the Series A Private Placement, the Company paid commissions in the aggregate amount of 5% of the gross proceeds of the Series A Private Placement, excluding sales to the Company’s management team. The Company intends to use the proceeds from the Series A Private Placement for general corporate purposes, including, but not limited to, supporting the Company’s expansion of its digital banking business. In addition, on May 14, 2015, the Company entered into a license agreement with MPIB Holdings, LLC (“MPIB”) pursuant to which it received a non-exclusive, non-transferable, non-licensable, worldwide license to use certain intellectual property of MPIB related to mobile payments and digital transactions. The license agreement will continue until the intellectual property of MPIB is purchased by the Company (the “asset purchase”). The license agreement will terminate on November 14, 2016 if the MPIB asset purchase has not been consummated by that date.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements have been prepared assuming that the Company will continue as a going concern. See Note 2 regarding the Company’s liquidity and capital considerations. The Company has reported losses from operations for all of 2014 and the three and six months ended June 30, 2015. Under Regulation W, the Bank may not be a source of cash or capital for the Company. Therefore, although we raised $8,425,000 in the Series A Private Placement, due to the uncertainty of timing and amount of cash needed for current outstanding commitments, the current run rate on fixed expenses, the current payables, and the prohibition within Regulation W, we believe that the Company may not have sufficient working capital to continue to fund its current level of activities without raising additional funding. This raises substantial doubt about the Company’s ability to continue as a going concern, and the financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our ability to raise additional capital will depend on a number of factors, including conditions in the capital markets, which are outside our control. There is a risk we will not be able to raise the capital we need at all or upon favorable terms. If we cannot raise additional capital, we may not be able to implement our growth objective for our business, and we may be subject to increased regulatory supervision and restrictions. These restrictions would most likely have a material adverse effect on our ability to grow and expand which would negatively impact our financial condition and results of operations. The foregoing discussion is a summary only and should be read in conjunction with the 2014 Form 10-K as filed with the SEC and Management’s Discussion and Analysis in this Form 10-Q. Operating results for the three and six month periods ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

NOTE 2 – LIQUIDITY AND CAPITAL CONSIDERATIONS

The Company

The Company’s cash balances, independent of the Bank, were approximately $5.1 million and its real estate held for sale (which serves as collateral for the Company’s note payable) was $754,100 at June 30, 2015 compared to cash balances of approximately $288,000 and real estate held for sale of $1.2 million at December 31, 2014. The increase in liquid assets of approximately $4.8 million is due primarily to the receipt of gross cash proceeds of approximately $8,425,000 related to the Series A Private Placement, partially offset by the payment of commissions and expenses in connection with the Series A Private Placement and expenses incurred related to the transaction services segment. In addition, the Company has payables due to unsecured vendors of $1.1 million and a note payable to a related party of $149,774 (secured by the real estate held for sale by the Company) which was advanced in September 2014. See “Note 8 – Business Segments”, and “Note 9 - Note Payable” for additional information related to the transaction services segment and the related advance. The foregoing discussion is a summary only and should be read in conjunction with the 2014 Form 10-K as filed with the SEC as well as “Note 1 – Nature of Business and Basis of Presentation” and Management’s Discussion and Analysis in this Form 10-Q.

The Bank

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity at the Bank. We currently have $19.1 million in cash and fed funds sold. If our cash needs at the Bank exceed that, we plan to liquidate temporary investments and generate deposits within our market. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. Our investment securities available for sale at June 30, 2015 amounted to $14.6 million, or 14.2% of total assets. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. At June 30, 2015, $3.0 million of our investment portfolio was pledged against outstanding debt. Therefore, the related debt would need to be repaid prior to the securities being sold and converted to cash.

The Bank is a member of the FHLB, from which applications for borrowings can be made for leverage purposes. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. At June 30, 2015, we had collateral that would support approximately $39.4 million in additional borrowings. We are subject to the FHLB’s credit risk rating policy which assigns member institutions a rating which is reviewed quarterly. The rating system utilizes key factors such as loan quality, capital, liquidity, profitability, etc. Our ability to access our available borrowing capacity from the FHLB in the future is subject to our rating and any subsequent changes based on our financial performance as compared to factors considered by the FHLB in their assignment of our credit risk rating each quarter.

The Bank also pledges collateral to the Federal Reserve Bank’s Borrower-in-Custody of Collateral program, and our available credit under this program was $9.7 million as of June 30, 2015.

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

The Consolidated Company

The Company’s level of liquidity is measured by the cash, cash equivalents, and investment securities available for sale to total assets ratio and was 32.2% at June 30, 2015 compared to 26.3% as of December 31, 2014. The increase in liquidity is due to the increase in fed funds sold, primarily as a result of the receipt of proceeds from the Series A Private Placement.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

At June 30, 2015 and December 31, 2014, the Company had restricted cash totaling $2,000 with the Federal Home Loan Bank (“FHLB”) of Atlanta. The Company places its deposits and correspondent accounts with and sells its federal funds to high quality institutions. Management believes credit risk associated with correspondent accounts is not significant.

Net Loss per Common Share - Basic loss per common share represents net loss divided by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method. For the three and six month periods ended June 30, 2015 and June 30, 2014, as a result of the Company’s net loss, all of the potential common shares were considered anti-dilutive.

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

For the six month period ended June 30, 2015, we recognized $5,080 in state income tax expense due to our net operating income in 2014 at the Bank. We did not recognize any income tax benefit or expense for the three month period ended June 30, 2015 due to our net loss in 2015 at the Bank. We did not recognize any income tax benefit or expense for the three and six month periods ended June 30, 2014 due to our net operating loss carryforward position. Accounting literature states that a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized. The determination of whether a deferred tax asset is realizable is based on weighting all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified. We will continue to analyze our deferred tax assets and related valuation allowance on a quarterly basis, taking into account performance compared to forecasted earnings as well as current economic and internal information.

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

Recently Issued Accounting Pronouncements - The following is a summary of recent authoritative pronouncements that may affect our accounting, reporting, and disclosure of financial information:

In January 2014, the FASB amended Receivables topic of the ASC. The amendments are intended to resolve diversity in practice with respect to when a creditor should reclassify a collateralized consumer mortgage loan to other real estate owned (“OREO”). In addition, the amendments require a creditor reclassify a collateralized consumer mortgage loan to OREO upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The amendments were effective for the Company for annual periods, and interim periods within those annual periods beginning after December 15, 2014, with early implementation of the guidance permitted. In implementing this guidance, assets that are reclassified from real estate to loans are measured at the carrying value of the real estate at the date of adoption. Assets reclassified from loans to real estate are measured at the lower of the net amount of the loan receivable or the fair value of the real estate less costs to sell at the date of adoption. The Company applied the amendments prospectively. These amendments did not have a material effect on the Company’s financial statements.

In May 2014, the FASB issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for reporting periods beginning after December 15, 2017. The Company will apply the guidance using a modified retrospective approach. The Company does not expect these amendments to have a material effect on its financial statements.

In June 2014, the FASB issued guidance which makes limited amendments to the guidance on accounting for certain repurchase agreements. The new guidance (1) requires entities to account for repurchase-to-maturity transactions as secured borrowings (rather than as sales with forward repurchase agreements), (2) eliminates accounting guidance on linked repurchase financing transactions, and (3) expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers (specifically, repos, securities lending transactions, and repurchase-to-maturity transactions) accounted for as secured borrowings. The amendments were effective for the Company for the first interim or annual period beginning after December 15, 2014. The Company applied the guidance by making a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. These amendments did not have a material effect on the Company’s financial statements.

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

	June 30, 2015
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Government-sponsored mortgage-backed	$6,421,231	$77,433	$(154,584)	$6,344,080
Collateralized mortgage-backed	2,037,680	-	(52,444)	1,985,236
Municipals, tax-exempt	4,956,313	25,450	(49,934)	4,931,829
Municipals, taxable	1,312,866	13,782	-	1,326,648
Total investment securities	$14,728,090	$116,665	$(256,962)	$14,587,793

	December 31, 2014
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Government-sponsored mortgage-backed	$7,597,334	$122,491	$(118,308)	$7,601,517
Collateralized mortgage-backed	2,040,478	-	(57,518)	1,982,960
Municipals, tax-exempt	4,658,532	68,643	(30,179)	4,696,996
Municipals, taxable	1,317,433	16,620	-	1,334,053
Total investment securities	$15,613,777	$207,754	$(206,005)	$15,615,526

The following table presents information regarding securities with unrealized losses at June 30, 2015:

	Securities in an Unrealized		Securities in an Unrealized
	Loss Position for Less than		Loss Position for More than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Government-sponsored mortgage-backed	$670,647	$13,368	$2,347,337	$141,216	$3,017,984	$154,584
Collateralized mortgage-backed	-	-	1,985,236	52,444	1,985,236	52,444
Municipals, tax-exempt	752,337	12,531	1,056,460	37,403	1,808,797	49,934
Total temporarily impaired securities	$1,422,984	$25,899	$5,389,033	$231,063	$6,812,017	$256,962

The following table presents information regarding securities with unrealized losses at December 31, 2014:

	Securities in an Unrealized		Securities in an Unrealized
	Loss Position for Less than		Loss Position for More than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Government-sponsored mortgage-backed	$-	$-	$3,247,141	$118,308	$3,247,141	$118,308
Collateralized mortgage-backed	-	-	1,982,960	57,518	1,982,960	57,518
Municipals, tax-exempt	-	-	1,072,090	30,179	1,072,090	30,179
Total temporarily impaired securities	$-	$-	$6,302,191	$206,005	$6,302,191	$206,005

At June 30, 2015, investment securities with a fair value of $1,422,984 and unrealized losses of $25,899 had been in a continuous loss position for less than twelve months. At June 30, 2015, investment securities with a fair value of approximately $5.4 million and unrealized losses of $231,063 had been in a continuous loss position for more than twelve months. All remaining investment securities, which were rated at AA+ or AAA grade, were in an unrealized gain position. The Company believes that, based on industry analyst reports and credit ratings, the deterioration in the fair value of these investment securities available for sale is attributed to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. The Company has the ability and intent to hold these securities until such time as the values recover or the securities mature. At December 31, 2014, investment securities with a fair value of $6.3 million and unrealized losses of $206,005 had been in a continuous loss position for more than one year. All remaining investment securities were in an unrealized gain position.

The amortized costs and fair values of investment securities available for sale at June 30, 2015, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers have the right to prepay the obligations.

	June 30, 2015
	Amortized	Fair
	Cost	Value
Due within one year	$—	$—
Due after one through three years	—	—
Due after three through five years	—	—
Due after five through ten years	2,823,666	2,780,399
Due after ten years	11,904,425	11,807,394
Total investment securities	$14,728,091	$14,587,793

NOTE 5 – LOANS

At June 30, 2015, our gross loan portfolio consisted primarily of $31.4 million of commercial real estate loans, $16.7 million of commercial business loans, and $18.0 million of consumer and home equity loans. Our current loan portfolio composition is not materially different than the loan portfolio composition disclosed in the footnotes to the consolidated financial statements included in our 2014 10-K.

On March 5, 2015, one nonaccrual loan at the Bank for $343,266 was transferred to other real estate owned for $300,000, net of a specific reserve, which includes $34,327 in selling costs, of $43,266. The specific reserve was included in the December 31, 2014 allowance amounts.

Certain credit quality statistics related to our loan portfolio have changed or declined over the past several quarters, including reductions of in-migration of nonaccrual loans and reductions in the aggregate level of nonperforming assets. To the extent such deterioration continues, we may increase our allowance for loan losses in future periods based on our assessment of the inherent risk in the loan portfolio at those future reporting dates. An increase in the allowance for loan losses would result in a higher provision for loans losses being recorded in future periods. Conversely, there can be no assurance that loan losses in future periods will not exceed the current allowance for loan losses amount or that future increases in the allowance for loan losses will not be required. Additionally, no assurance can be given that our ongoing evaluation of the loan portfolio, in light of changing economic conditions and other relevant factors, will not require significant future additions to the allowance for loan losses, thus adversely impacting our business, financial condition, results of operations, and cash flows.

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

The following table summarizes delinquencies and nonaccruals, by portfolio class, as of June 30, 2015 and December 31, 2014.

	Single and
	multifamily	Construction	Commercial
	residential	and	real estate -	Commercial
June 30, 2015	real estate	development	other	business	Consumer	Total
30-59 days past due	$935,962	$-	$564,226	$20,838	$-	$1,521,026
60-89 days past due	-	280,321	727,054	-	-	1,007,375
Nonaccrual	-	39,066	190,871	85,139	-	315,076
Total past due and nonaccrual	935,962	319,387	1,482,151	105,977	-	2,843,477
Current	15,736,607	7,759,556	21,830,527	16,604,782	1,361,248	63,292,720
Total loans (gross of	$16,672,569	$8,078,943	$23,312,678	$16,710,759	$1,361,248	$66,136,197
deferred fees)
Deferred fees						(135,602)
Loan loss reserve						(989,509)
Total Loans, net						$65,011,086

	Single and
	multifamily	Construction	Commercial
	residential	and	real estate -	Commercial
December 31, 2014	real estate	development	other	business	Consumer	Total

30-59 days past due	$188,033	$39,561	$-	$23,938	$-	$251,532
60-89 days past due	-	-	-	9,129	-	9,129
Nonaccrual	-	-	534,057	-	-	534,057
Total past due and nonaccrual	188,033	39,561	534,057	33,067	-	794,718
Current	17,885,396	8,385,892	24,712,339	16,026,015	1,372,906	68,382,548
Total loans (gross of	$18,073,429	$8,425,453	$25,246,396	$16,059,082	$1,372,906	$69,177,266
deferred fees)
Deferred fees						(149,823)
Loan loss reserve						(1,032,776)
Total Loans, net						$67,994,667

At June 30, 2015 and December 31, 2014, there were nonaccrual loans of $315,076 and $534,057, respectively. Foregone interest income related to nonaccrual loans equaled $10,535 for the six months ended June 30, 2015. Foregone interest income related to nonaccrual loans equaled $17,696 for the six months ended June 30, 2014. No interest income was recognized on nonaccrual loans during the six month periods ended June 30, 2015. At June 30, 2015 and December 31, 2014, there were no accruing loans which were contractually past due 90 days or more as to principal or interest payments.

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

The following table summarizes management’s internal credit risk grades, by portfolio class, as of June 30, 2015 and December 31, 2014.

	Single and
	multifamily	Construction	Commercial
	residential	and	real estate -	Commercial
June 30, 2015	real estate	development	other	business	Consumer	Total
Pass Loans	$9,727,234	$1,110,195	$-	$-	$1,361,248	$12,198,677
Grade 1 - Prime	-	-	-	-	-	-
Grade 2 - Good	-	-	-	69,849	-	69,849
Grade 3 - Acceptable	2,435,577	1,342,081	7,178,930	6,416,224	-	17,372,812
Grade 4 – Acceptable w/ Care	3,510,100	5,266,781	13,861,228	8,994,210	-	31,632,319
Grade 5 – Special Mention	63,696	79,565	1,346,641	860,579	-	2,350,481
Grade 6 - Substandard	935,962	280,321	925,879	369,897	-	2,512,059
Grade 7 - Doubtful	-	-	-	-	-	-
Total loans (gross of deferred fees)	$16,672,569	$8,078,943	$23,312,678	$16,710,759	$1,361,248	$66,136,197

	Single and
	multifamily	Construction	Commercial
	residential	and	real estate -	Commercial
December 31, 2014	real estate	development	other	business	Consumer	Total
Pass Loans	$10,739,155	$1,362,322	$-	$-	$1,341,699	$13,443,176
Grade 1 - Prime	-	-	-	-	-	-
Grade 2 - Good	-	-	-	1,652,739	-	1,652,739
Grade 3 - Acceptable	2,594,126	1,284,107	9,123,260	4,629,684	31,207	17,662,384
Grade 4 – Acceptable w/ Care	3,792,456	5,277,692	14,184,482	9,754,850	-	33,009,480
Grade 5 – Special Mention	-	82,413	645,152	-	-	730,565
Grade 6 - Substandard	947,692	418,919	1,290,502	21,809	-	2,678,922
Grade 7 - Doubtful	-	-	-	-	-	-
Total loans (gross of deferred fees)	$18,073,429	$8,425,453	$25,246,396	$16,059,082	$1,372,906	$69,177,266

Loans graded one through four are considered “pass” credits. At June 30, 2015, approximately 93% of the loan portfolio had a credit grade of “pass” compared to 95% at December 31, 2014. For loans to qualify for this grade, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment. Consumer loans are assigned a “pass” credit rating unless something within the loan warrants a specific classification grade. As of June 30, 2015, we had loans totaling approximately $2.4 million classified as special mention compared to $730,565 as of December 31, 2014. This classification is utilized when an initial concern is identified about the financial health of a borrower. Loans are designated as such in order to be monitored more closely than other credits in the loan portfolio. At June 30, 2015, substandard loans totaled $2.5 million, with all loans being collateralized by real estate compared to $2.7 million at December 31, 2014. Substandard credits are evaluated for impairment on a quarterly basis.

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

At June 30, 2015, impaired loans totaled $1.8 million, all of which were valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral. Impaired loans decreased $246,067 from December 31, 2014 due to one loan being transferred to other real estate owned for $300,000, net of charge-offs of $43,267 and approximately $71,000 in loan balance reductions through pay downs during the six months ended June 30, 2015, partially offset by two new loans being deemed impaired for $124,775. Market values were obtained using independent appraisals, updated in accordance with our reappraisal policy, or other market data such as recent offers to the borrower. As of June 30, 2015, we had loans totaling approximately $782,000 that were classified in accordance with our loan rating policies but were not considered impaired. The following table summarizes information relative to impaired loans, by portfolio class, at June 30, 2015 and December 31, 2014.

	Unpaid			Average	Year to date
	principal	Recorded	Related	impaired	interest
June 30, 2015	balance	investment	allowance	investment	income
With no related allowance recorded:
Single and multifamily residential real estate	$718,873	$718,873	$-	$662,981	$19,741
Construction and development	-	-	-	166,477	-
Commercial real estate - other	190,871	190,871	-	210,115	-
With related allowance recorded:
Single and multifamily residential real estate	-	-	-	221,047	-
Construction and development	39,636	39,636	9,636	337,992	727
Commercial real estate - other	735,008	735,008	24,008	692,201	17,798
Commercial business	85,138	85,138	23,745	36,957	1,532
Consumer	-	-	-	-	-
Total:
Single and multifamily residential real estate	718,873	718,873	-	884,028	19,741
Construction and development	39,636	39,636	9,636	504,469	727
Commercial real estate - other	925,879	925,879	24,008	902,316	17,798
Commercial business	85,138	85,138	23,745	36,957	1,532
Consumer	-	-	-	-	-
	$1,769,526	$1,769,526	$57,389	$2,327,770	$39,798

December 31, 2014
With no related allowance recorded:
Single and multifamily residential real estate	$725,090	$725,090	$-	$604,851	$44,239
Construction and development	-	-	-	332,954	-
Commercial real estate - other	190,791	190,791	-	229,385	-
Commercial business	-	-	-	-	-
Consumer	-	-	-	-	-
With related allowance recorded:
Single and multifamily residential real estate	-	-	-	442,094	-
Construction and development	-	-	-	649,560	-
Commercial real estate - other	1,099,712	1,099,712	88,712	645,833	42,321
Commercial business	-	-	-	17,156	-
Consumer	-	-	-	-	-
Total:
Single and multifamily residential real estate	725,090	725,090	-	1,046,945	44,239
Construction and development	-	-	-	982,514	-
Commercial real estate - other	1,290,503	1,290,503	88,712	875,218	42,321
Commercial business	-	-	-	17,156	-
Consumer	-	-	-	-	-
	$2,015,593	$2,015,593	$88,712	$2,921,833	$86,560

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

At June 30, 2015 and December 31, 2014, the principal balance of TDRs was approximately zero and $343,000, respectively. As of June 30, 2015, the principal balance of TDRs was zero as the loan had been transferred to other real estate owned. During the six months ended June 30, 2014, the loans previously classified as loans held for sale were sold for total proceeds of $1,033,000. A success fee of approximately $41,000 and a gain of approximately $118,000 was recognized as a result of this sale.

There were no loans modified as troubled debt restructurings within the previous 12-month period for which there was a payment default during the six months ended June 30, 2015.

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

The following table summarizes activity related to our allowance for loan losses for the six months ended June 30, 2015 and 2014, by portfolio segment.

	Single and
	multifamily	Construction	Commercial
	residential	and	real estate -	Commercial
June 30, 2015	real estate	development	other	business	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$160,797	$234,130	$363,097	$184,679	$90,073	$1,032,776
Reversal of provision for loan losses	(5,980)	(39,833)	(6,043)	133,496	(81,640)	-
Loan charge-offs	-	-	(43,267)	-	-	(43,267)
Loan recoveries	-	-	-	-	-	-
Net loans charged-off	-	-	(43,267)	-	-	(43,267)
Balance, end of period	$154,817	$194,297	$313,787	$318,175	$8,433	$989,509

Individually reviewed for impairment	$-	$9,636	$24,008	23,745	$-	$57,389
Collectively reviewed for impairment	154,817	184,661	289,779	294,430	8,433	932,120
Total allowance for loan losses	$154,817	$194,297	$313,787	$318,175	$8,433	$989,509

Gross loans, end of period:
Individually reviewed for impairment	$718,873	$39,636	$925,879	$85,138	$-	$1,769,526
Collectively reviewed for impairment	15,953,696	8,039,307	22,386,799	16,625,621	1,361,248	64,366,671
Total loans (gross of deferred fees)	$16,672,569	$8,078,943	$23,312,678	$16,710,759	$1,361,248	$66,136,197

June 30, 2014
Allowance for loan losses:
Balance, beginning of year	$268,757	$710,010	$206,176	$26,870	$90,073	$1,301,886
Reversal of provision for loan losses	-	(30,000)	-	-	-	(30,000)
Loan charge-offs	(50,000)	(344,577)	100,000	75,000	-	(219,577)
Loan recoveries	-	-	3,427	-	73,567	76,994
Net loans charged-off	(50,000)	(344,577)	103,427	75,000	73,567	(142,583)
Balance, end of period	$218,757	$335,433	$309,603	$101,870	$163,640	$1,129,303

Individually reviewed for impairment	$6,701	$-	$240,352	-	$-	$247,053
Collectively reviewed for impairment	212,056	335,433	69,251	101,870	163,640	882,250
Total allowance for loan losses	$218,757	$335,433	$309,603	$101,870	$163,640	$1,129,303

Gross loans, end of period:
Individually reviewed for impairment	$817,994	$484,490	$963,786	$-	$-	$2,266,270
Collectively reviewed for impairment	16,758,867	8,585,585	22,216,702	14,688,436	1,396,081	63,645,671
Total loans (gross of deferred fees)	$17,576,861	$9,070,075	$23,180,488	$14,688,436	$1,396,081	$65,911,941

	June 30, 2015	June 30, 2014
Nonaccrual loans	$315,076	$516,402
Average gross loans	$67,574,879	$65,654,838
Net loans charged-off as a percentage of average gross loans	.47%	.42%
Allowance for loan losses as a percentage of total gross loans	1.50%	1.71%
Allowance for loan losses as a percentage of non-accrual loans	314.05%	218.69%

Portions of the allowance for loan losses may be allocated for specific loans or portfolio segments. However, the entire allowance for loan losses is available for any loan that, in management’s judgment, should be charged-off. Beginning first quarter 2012, we began using the average of the last eight quarters of our charge-off history versus the prior three years with a heavier weight on the most recent year, both adjusted for portfolio and economic factors. The general reserve as a percentage of collectively evaluated loans has increased from 1.36% at December 31, 2014 to 1.36% at June 30, 2015. While management utilizes the best judgment and information available to it, the ultimate adequacy of the allowance for loan losses depends on a variety of factors beyond our control, including the performance of our loan portfolio, the economy, changes in interest rates, and the view of the regulatory authorities toward loan classifications. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

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

		After one but
	One year or	within five	After five
	less	years	years	Total
June 30, 2015
Single and multifamily residential real estate	$3,457,151	$8,512,782	$4,702,636	$16,672,569
Construction and development	3,423,542	4,271,268	384,133	8,078,943
Commercial real estate - other	5,821,042	17,101,844	389,792	23,312,678
Commercial business	5,334,322	10,488,792	887,645	16,710,759
Consumer	828,018	517,302	15,928	1,361,248
Total	$18,864,075	$40,891,988	$6,380,134	$66,136,197

		After one but
	One year or	within five	After five
	less	years	years	Total
December 31, 2014
Single and multifamily residential real estate	$5,290,321	$8,197,828	$4,585,280	$18,073,429
Construction and development	2,257,649	5,599,646	568,158	8,425,453
Commercial real estate - other	4,085,577	20,504,283	656,536	25,246,396
Commercial business	5,767,504	9,521,755	769,823	16,059,082
Consumer	801,306	555,693	15,907	1,372,906
Total	$18,202,357	$44,379,205	$6,595,704	$69,177,266

Loans maturing after one year with:	June 30, 2015	December 31, 2014
Fixed interest rates	$19,138,575	$20,047,083
Floating interest rates	$28,133,547	$30,927,826

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

Available-for-sale investment securities ($14,587,793 and $15,615,526 at June 30, 2015 and December 31, 2014, respectively) are carried at fair value and measured on a recurring basis using Level 2 inputs. Fair values are estimated by using bid prices and quoted prices of pools or tranches of securities with similar characteristics.

We do not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and a specific reserve within the allowance for loan losses is established or the loan is charged down to the fair value less costs to sell. At June 30, 2015, all impaired loans were evaluated on a nonrecurring basis based on the market value of the underlying collateral. Market values are generally obtained using independent appraisals or other market data, which the Company considers to be Level 3 inputs. The aggregate carrying amount, net of specific reserves, of impaired loans carried at fair value at June 30, 2015 and December 31, 2014 was $1.8 million and $1.9 million, respectively.

Other real estate owned and repossessed assets, generally consisting of properties or other collateral obtained through foreclosure or in satisfaction of loans, are carried at the lower of cost or market value and measured on a non-recurring basis. Market values are generally obtained using independent appraisals which are generally prepared using the income or market valuation approach, adjusted for estimated selling costs which the Company considers to be Level 3 inputs. The carrying amount of other real estate owned and repossessed assets carried at fair value at June 30, 2015 and December 31, 2014 was $2.1 million and $2.6 million, respectively. The Company utilizes two methods to determine carrying values, either appraised value, or if lower, current net listing price.

The Company has no assets whose fair values are measured using Level 1 inputs. The Company also has no liabilities carried at fair value or measured at fair value.

For Level 3 assets measured at fair value on a non-recurring basis as of June 30, 2015, the significant observable inputs used in the fair value measurements were as follows:

	Fair Value at		Significant
Description	June 30, 2015	Valuation Technique	Unobservable Inputs
Other real estate owned and repossessed assets	$2,063,000	Appraised value	Discounts to reflect current market conditions, abbreviated holding period, and estimated costs to sell

Impaired loans	$1,712,137	Internal assessment based on external third party appraised value	Adjustments to estimated value based on recent sales of comparable collateral

For Level 3 assets measured at fair value on a non-recurring basis as of December 31, 2014, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at		Significant
Description	December 31, 2014	Valuation Technique	Unobservable Inputs
Other real estate owned and repossessed assets	$2,557,457	Appraised value	Discounts to reflect current market conditions and estimated costs to sell

Impaired loans	$1,926,881	Internal assessment based on external third party appraised value	Adjustments to estimated value based on recent sales of comparable collateral

Disclosures about Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments” requires disclosure of fair value information, whether or not recognized in the consolidated balance sheets, when it is practical to estimate the fair value. FASB ASC Topic 825 defines a financial instrument as cash, evidence of an ownership interest in an entity or contractual obligations which require the exchange of cash or other financial instruments. Certain items are specifically excluded from the disclosure requirements, including the Company’s common stock, property, equipment and software and other assets and liabilities.

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

The estimated fair values of the Company’s financial instruments at June 30, 2015 and December 31, 2014 are as follows:

	Carrying
June 30, 2015	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$5,081,577	$5,081,577	$5,081,577	-	-
Federal funds sold	14,004,000	14,004,000	14,004,000	-	-
Investment securities
available for sale	14,587,793	14,587,793	-	14,587,793	-
Non-marketable equity
securities	405,600	405,600	-	405,600	-
Loans, net	65,011,086	64,945,085	-	-	64,945,085

Financial Liabilities:
Note payable	149,774	150,759	-	150,759	-
Deposits	87,626,238	86,595,108	-	86,595,108	-
Securities sold under
agreements to repurchase	33,432	33,432	-	33,432	-

	Carrying
December 31, 2014	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$5,261,080	$5,261,080	$5,261,080	$-	$-
Federal funds sold	5,643,000	5,643,000	5,643,000	-	-
Investment securities
available for sale	15,615,526	15,615,526	-	15,615,526	-
Non-marketable equity
securities	609,650	609,650	-	609,650	-
Loans, net	67,994,667	67,925,640	-	-	67,925,640

Financial Liabilities:
FHLB advance	5,000,000	5,000,347	-	5,000,347	-
Note payable	600,000	603,567	-	603,567	-
Deposits	82,874,663	81,928,307	-	81,928,307	-
Securities sold under
agreements to repurchase	153,603	153,603	-	153,603	-

NOTE 7 – STOCK COMPENSATION PLANS

On July 26, 2005, the Company adopted the Independence Bancshares, Inc. 2005 Stock Incentive Plan (“2005 Incentive Plan”) for the benefit of the directors, officers and employees. The 2005 Incentive Plan initially reserved up to 260,626 shares of the Company’s common stock for the issuance of stock options and contained evergreen provision, which provided that the maximum number of shares to be issued under the 2005 Incentive Plan would automatically increase each time the Company issues additional shares of common stock such that the total number of shares issuable under the 2005 Incentive Plan would at all times equal 12.5% of the then outstanding shares of common stock. Accordingly, with the closing of the Private Placement on December 31, 2012, the number of shares reserved for the issuance of stock options under the 2005 Incentive Plan increased from 260,626 shares to 2,466,720 shares. As of the tenth anniversary of the 2005 Incentive Plan, or July 26, 2015, no new options may be issued under such plan. After July 26, 2015, 2,303,605 shares of common stock eligible to be issued upon the exercise of outstanding option awards under this plan.

In February 2013, our board of directors amended the 2005 Incentive Plan to cap the number of shares issuable thereunder at 2,466,720 and adopted the Independence Bancshares, Inc. 2013 Incentive Plan (the “2013 Incentive Plan”). The 2013 Incentive Plan is an omnibus equity incentive plan which provides for the granting of various types of equity compensation awards, including stock options, restricted stock, and stock appreciation rights, to the Company’s employees and directors. Initially, the maximum number of shares of common stock that could be issued under the 2013 Incentive Plan was 2,466,720, but such number would automatically adjust each time the Company issues additional shares of common stock so that the number of shares of common stock available for issuance under the 2013 Incentive Plan (plus the 2,466,720 shares reserved for issuance under the 2005 Incentive Plan) would continue to equal 20% of the Company’s total outstanding shares, assuming that all shares under the 2005 Incentive Plan and the 2013 Incentive Plan were exercised. The 2013 Incentive Plan was approved by the Company’s shareholders at the 2013 annual shareholders’ meeting.

On August 1, 2013, the Company sold 769,000 shares of common stock at a price of $0.80 per share to certain existing shareholders in the Follow-On Offering for gross proceeds of approximately $615,200. As a result of the evergreen provision of the 2013 Incentive Plan, the total shares available for grant under the 2013 Incentive Plan increased by 192,250 shares to 2,658,970 as of the close of the Follow-On Offering.

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

In February 2014, the Company granted an additional 155,000 stock options at a price of $1.59 to certain employees and to a third-party contractor, for a total outstanding of 3,428,505 options at a weighted average price of $1.11. In April 2014, 240,000 options granted to one former employee were forfeited. In December 2014, 86,250 options granted to three employees and to a third-party contractor were forfeited because the qualifying event date for vesting passed with no performance. As of December 31, 2014, 3,102,255 total options were outstanding at a weighted average price of $1.11. Of the 3,102,255 options issued, 2,186,005 options had vested on that date.

In May 2015, the Company granted an additional 115,000 stock options at a price of $0.65 to certain directors and the chairman of the Company, for a total outstanding of 3,217,255 options at a weighted average price of $1.10. As of June 30, 2015, of the 3,217,255 total options were outstanding at a weighted average price of $1.10. Of the 3,217,255 options outstanding, 2,699,130 options had vested.

Compensation expense related to stock options granted was $191,695 and $227,240 for the six months ended June 30, 2015 and June 30, 2014, respectively. Compensation expense is based on the fair value of the option estimated at the date of grant using the Black-Scholes option-pricing model. Compensation expense is recognized on a straight line basis over the vesting period of the option.

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

The following tables present selected financial information for the Company’s reportable business segments for the three and six months ended June 30, 2015 and 2014.

		Holding Company
	Community	Transaction	Asset	Parent
	Banking	Services	Management	Only (1)	Total
For the three months ended
June 30, 2015
Interest income	$928,646	$—	$—	$—	$928,646
Interest expense	79,995	—	—	2,987	82,982
Net interest income	848,651	—	—	(2,987)	845,664
Reversal of provision for loan losses	—	—	—	—	—
Noninterest income	109,150	—	—	19	109,169
Noninterest expense	1,237,721	713,590	5,206	355,583	2,312,100
Income (loss) before income taxes	(279,920)	(713,590)	(5,206)	(358,551)	(1,357,267)
Income taxes	—	—	—	—	—
Net income (loss)	$(279,920)	$(713,590)	$(5,206)	$(358,551)	$(1,357,267)

(1)	Excludes equity in earnings of wholly-owned Bank subsidiary.

		Holding Company

	Community	Transaction	Asset	Parent
	Banking	Services	Management	Only (1)	Total
For the six months ended
June 30, 2015
Interest income	$1,860,036	$—	$—	$—	$1,860,036
Interest expense	155,703	—	—	12,570	168,273
Net interest income	1,704,333	—	—	(12,570)	1,691,763
Reversal of provision for loan losses	—	—	—	—	—
Noninterest income	218,711	33,327	—	1,337	253,375
Noninterest expense	2,220,904	990,022	(3,678)	453,718	3,660,966
Income (loss) before income taxes	(297,860)	(956,695)	3,678	(464,951)	(1,715,828)
Income taxes	5,080	—	—	—	5,080
Net income (loss)	$(302,940)	$(956,695)	$3,678	$(464,951)	$(1,720,908)

(1)	Excludes equity in earnings of wholly-owned Bank subsidiary.

	Community
	Banking	Holding Company (2)	Eliminations	Total
As of June 30, 2015
Cash and due from banks	$5,082,338	$5,065,754	$(5,066,515)	$5,081,577
Federal funds sold	14,004,000	—	—	14,004,000
Investment securities	14,587,793	—	—	14,587,793
Loans receivable, net	65,011,086	—	—	65,011,086
Other real estate owned	1,308,900	754,100	—	2,063,000
Property and equipment,	2,081,110	205,744	—	2,286,854
net
Other assets	915,616	481,676	—	1,397,292
Total assets	$102,990,843	$6,507,274	$(5,066,515)	$104,431,602

Deposits	$92,692,753	$—	$(5,066,515)	$87,626,238
Securities sold under
agreements to repurchase	33,432	—	—	33,432
Note payable	—	149,774	—	149,774
Accrued and other	148,983	1,117,682	—	1,266,665
liabilities
Shareholders’ equity	10,115,675	5,239,818	—	15,355,493
Total liabilities and	$102,990,843	$6,507,274	$(5,066,515)	$104,431,602
shareholders’ equity

(2)	Excludes investment in wholly-owned Bank subsidiary

		Holding Company
	Community	Transaction	Asset	Parent
	Banking	Services	Management	Only (1)	Total
For the three months ended
June 30, 2014
Interest income	$993,893	$—	$—	$—	$993,893
Interest expense	71,448	—	—	—	71,448
Net interest income	922,445	—	—	—	922,445
Reversal of provision for loan losses	(30,000)	—	—	—	(30,000)
Noninterest income	103,056	—	—	(35,077)	67,979
Noninterest expense	990,038	1,474,508	439,029	283,768	3,187,343
Income (loss) before income taxes	65,463	(1,474,508)	(439,029)	(318,845)	(2,166,919)
Income taxes	—	—	—	—	—
Net income (loss)	$65,463	$(1,474,508)	$(439,029)	$(318,845)	$(2,166,919)

(1)	Excludes equity in earnings of wholly-owned Bank subsidiary.

		Holding Company
	Community	Transaction	Asset	Parent
	Banking	Services	Management	Only (1)	Total
For the six months ended
June 30, 2014
Interest income	$1,974,281	$—	$(22,664)	$—	$1,951,617
Interest expense	146,164	—	—	—	146,164
Net interest income	1,828,117	—	(22,664)	—	1,805,453
Reversal of provision for loan losses	(30,000)	—	—	—	(30,000)
Noninterest income	203,645	—	118,452	(69,693)	252,404
Noninterest expense	1,952,599	2,504,429	579,431	564,303	5,600,762
Income (loss) before income taxes	109,163	(2,504,429)	(483,643)	(633,996)	(3,512,905)
Income taxes	—	—	—	—	—
Net income (loss)	$109,163	$(2,504,429)	$(483,643)	$(633,996)	$(3,512,905)

(1)	Excludes equity in earnings of wholly-owned Bank subsidiary.

	Community
	Banking	Holding Company (2)	Eliminations	Total
As of June 30, 2014
Cash and due from banks	$6,385,369	$875,539	$(253,220)	$7,007,688
Federal funds sold	2,772,000	—	—	2,772,000
Investment securities	20,418,689	—	—	20,418,689
Loans receivable, net	64,668,498	—	—	64,668,498
Other real estate owned	1,625,000	1,410,290	—	3,035,290
Property and equipment, net	2,116,586	329,932	—	2,446,518
Other assets	535,985	312,494	(35,684)	812,795
Total assets	$98,522,127	$2,928,255	$(288,904)	$101,161,478

Deposits	$88,159,321	$—	$(253,220)	$87,906,101
Securities sold under
agreements to repurchase	221,467	—	—	221,467
Accrued and other liabilities	191,355	1,115,150	(35,684)	1,270,821
Shareholders’ equity	9,949,984	1,813,105	—	11,763,089
Total liabilities and shareholders’ equity	$98,522,127	$2,928,255	$(288,904)	$101,161,478

(2)	Excludes investment in wholly-owned Bank subsidiary

NOTE 9 — NOTE PAYABLE

In September 2014, the Company closed a $600,000 one-year borrowing. The loan was provided by a board member of the Bank and as a result needed to comply with Regulation O. Proceeds of the loan were used primarily to fund the research and development effort in the Transaction Services business segment. The loan is collateralized by a first perfected security interest in certain real estate assets of the Company. The loan was fully drawn at closing, and carries an annual interest rate of 7% per annum for the first six months on any outstanding borrowings and then steps up to 8% per annum for the remaining 6 months of the term. On March 18, 2015, one of the parcels of real estate was sold and a payment was made on the loan so that the outstanding balance of the loan was $149,774, which was equal to the balance on June 30, 2015.

NOTE 10 – BORROWINGS

In July 2014, the Bank obtained $5,000,000 in new FHLB advances in order to fund future loan growth. These advances were secured by $13.9 million in collateralized loans. The terms of this note required monthly interest payments through the January 2015 maturity date, at which time the advance was repaid in its entirety. No FHLB advances were outstanding as of June 30, 2015.

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

Overview

The following discussion describes our results of operations for the three and six month periods ended June 30, 2015 and 2014 and also analyzes our financial condition as of June 30, 2015.

The Company

The Company’s cash balances, independent of the Bank, were approximately $5.1 million and its real estate held for sale was approximately $754,000 at June 30, 2015 compared to cash balances of approximately $288,000 and real estate held for sale of $1.2 million at December 31, 2014. The increase in liquid assets of approximately $4.3 million is due primarily to $8,425,000 in gross proceeds received as a result of the Series A Private Placement, partially offset by commissions and expenses paid in connection with the offering, the repayment of approximately $1.5 million in accrued accounts payable and liabilities, and expenses incurred related to the transaction services segment. In addition, at June 30, 2015 the Company has payables due to unsecured vendors of $1.1 million and a note payable to a related party of $149,774 which was advanced in September 2014. See “Note 8 – Business Segments” and “Note 9 – Note Payable”, for additional information related to the transaction services segment and the related advance. The foregoing discussion is a summary only and should be read in conjunction with the 2014 Form 10-K as filed with the SEC as well as “Note 1 – Nature of Business and Basis of Presentation” and Management’s Discussion and Analysis in this Form 10-Q.

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

At June 30, 2015, we had total assets at the Bank of $103.0 million compared to $98.8 million at December 31, 2014. The largest components of total assets at the Bank are net loans, investment securities available for sale, other real estate owned, federal funds sold and cash and due from banks, which were $65.0 million, $14.6 million, $1.3 million, $14.0 million and $5.1 million, respectively, at June 30, 2015. Comparatively, our net loans, investment securities available for sale, other real estate owned, federal funds sold and cash and due from banks totaled $68.0 million, $15.6 million, $1.4 million, $5.6 million and $5.1 million, respectively, at December 31, 2014. At June 30, 2015, we had total liabilities at the Bank of approximately $92.9 million compared to approximately $88.3 million at December 31, 2014. The largest components of total liabilities at the Bank are deposits, which were $92.7 million and $83.0 million at June 30, 2015 and December 31, 2014, respectively.

The Consolidated Company

At June 30, 2015, we had total assets of $104.4 million, an increase of $3.7 million, or 3.7%, from total assets of $100.7 million at December 31, 2014. The largest components of our total assets are net loans, investment securities available for sale, other real estate owned, federal funds sold and cash and due from banks, which were $65.0 million, $14.6 million, $2.1 million, $14.0 million and $5.1 million, respectively, at June 30, 2015. Comparatively, our net loans, investment securities available for sale, other real estate owned, federal funds sold and cash and due from banks totaled $68.0 million, $15.6 million, $2.6 million, $5.6 million and $5.3 million, respectively, at December 31, 2014.

Our liabilities and shareholders’ equity at June 30, 2015, totaled $89.1 million and $15.4 million, respectively, compared to liabilities of $91.3 million and shareholders’ equity of $9.4 million at December 31, 2014. The principal component of our liabilities is deposits, which were $87.6 million and $82.9 million at June 30, 2015 and December 31, 2014, respectively.

Our net loss was $1.4 million for the three months ended June 30, 2015, or $0.07 per share, a decrease of $809,652, or 37.4%, compared to a net loss of $2.2 million, or $0.11 per share, for the three months ended June 30, 2014. This decrease in net loss was primarily driven by decreases in product research and development expenses. The Company’s liquidity constraints during the late part of 2014 and first five and a half months of 2015 resulted in a moderate decrease in such research and development efforts.

Our net loss was $1.7 million for the six months ended June 30, 2015, or $0.08 per share, a decrease of $1.8 million, or 51.2%, compared to a net loss of $3.5 million, or $0.17 per share, for the six months ended June 30, 2014. This decrease in net loss was primarily driven by decreases in product research and development expenses. The Company’s liquidity constraints during the six months ended June 30, 2015 as well as the late part of 2014 resulted in a moderate decrease in such research and development efforts.

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

Results of Operations

Three months ended June 30, 2015 and 2014

We recorded a net loss of $1.4 million, or $0.07 per diluted share, for the quarter ended June 30, 2015, compared to a net loss of $2.2 million, or $0.11 per diluted share, for the quarter ended June 30, 2014. This decrease in net loss between comparable periods was primarily driven by decreases in research and development, professional fees and real estate owned activity, partially offset by an increase in compensation expense. Each of these components is discussed in greater detail below.

The following table sets forth information related to our average balances, average yields on assets, and average costs of liabilities for the three months ended June 30, 2015 and 2014. We derived these yields by dividing annualized income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. The net amount of capitalized loan fees are amortized into interest income on loans.

	For the Three Months Ended June 30,
	2015			2014
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Federal funds sold and other	$11,961,568	$12,744	0.43%	$4,123,428	$7,487	0.73%
Investment securities	14,960,953	84,908	2.28	20,099,883	131,221	2.62
Loans (1)	66,795,796	830,994	4.99	65,077,942	855,185	5.27
Total interest-earning assets	$93,718,317	$928,646	3.97%	$89,301,253	$993,893	4.46%

NOW accounts	$8,444,540	$2,568	0.12%	$7,065,940	$2,283	0.13%
Savings & money market	35,718,242	20,966	0.24	39,830,423	24,830	0.25
Time deposits (excluding brokered
time deposits)	30,203,451	56,396	0.75	27,717,072	44,283	0.64
Brokered time deposits	-	-	-	-	-	-
Total interest-bearing deposits	74,366,233	79,930	0.43	74,613,435	71,396	0.38
Borrowings	303,183	3,052	4.04	135,975	52	-
Total interest-bearing liabilities	$74,669,416	$82,982	0.45%	$74,749,410	$71,448	0.38%

Net interest spread			3.53%			4.08%
Net interest income/ margin		$845,664	3.62%		$922,445	4.14%

(1)	Nonaccrual loans are included in average balances for yield computations.

For the three months ended June 30, 2015, we recognized $928,646 in interest income and $82,982 in interest expense, resulting in net interest income of $845,664, a decrease of $76,781, or 8.3%, over the same period in 2014. Average earning assets increased to $93.7 million for the three months ended June 30, 2015 from $89.3 million for the three months ended June 30, 2014, an increase of $4.4 million, or 4.9%. This increase in earning assets was primarily due to a $7.8 million increase in average federal funds sold and a $4.4 million increase in average loans between periods, partially offset by a $5.1 million decrease in average investment securities. Average interest bearing liabilities remained relatively consistent during the quarter ended June 30, 2015, with only a slight decrease of $79,994, or 0.1%. Net interest margin, calculated as annualized net interest income divided by average earning assets, decreased from 4.14% for the quarter ended June 30, 2014 to 3.62% for the quarter ended June 30, 2015, primarily due to a decrease in yield on earning assets from 4.46% to 3.97% between periods and an increase in cost of funds from 0.38% to 0.45% between periods due to the mix of liabilities and the timing of their repricing.

We did not recognize any provision for loan losses for the quarters ended June 30, 2015 and 2014. We recorded a reversal of provision for loan losses of $30,000 for the quarter ended June 30, 2014. The allowance as a percentage of gross loans decreased to 1.50% as of June 30, 2015 compared to 1.71% at June 30, 2014. Specific reserves were approximately $57,000 on impaired loans of $1.8 million as of June 30, 2015 compared to specific reserves of approximately $247,000 on impaired loans of $2.3 million as of June 30, 2014. As of June 30, 2015, the general reserve allocation was 1.46% of gross loans not impaired compared to 1.41% as of December 31, 2014. The provision for loan losses is discussed further below under “Provision and Allowance for Loan Losses.”

For the three months ended June 30, 2015, noninterest income was $109,169 compared to $67,979 for the three months ended June 30, 2014, an increase of $41,190, or 60.6%. Other noninterest income for the three months ended June 30, 2015 and 2014 was derived from service charges on deposits, customer service fees, and mortgage origination income. The primary contributor for this quarter’s increase was due to an increase in mortgage origination income of $33,000.

During the quarter ended June 30, 2015, we incurred noninterest expenses of $2.3 million, compared to noninterest expenses of $3.2 million for the quarter ended June 30, 2014, a decrease of $875,243, or 27.5%. This decrease in noninterest expenses for the three month period ended June 30, 2015 primarily resulted from a decrease in product research and development expenses of $741,270, a decrease of $137,456 in real estate owned activity which includes expenses to carry other real estate, gains and losses on sales of other real estate, and write-downs on real estate owned, and a decrease in professional fees of $31,089, partially offset by an increase in compensation and benefits expense of $76,203. Compensation and benefits increased $76,203 due to changes in staffing levels year over year for the quarter ended June 30, 2015.

We did not recognize any income tax benefit or expense for the three months ended June 30, 2015 due to our net operating loss in 2015 at the Bank. We did not recognize any income tax benefit or expense for the three month period ended June 30, 2014 due to our net operating loss carryforward position. Accounting literature states that a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized. The determination of whether a deferred tax asset is realizable is based on weighing all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified. We will continue to analyze our deferred tax assets and related valuation allowance on a quarterly basis, taking into account performance compared to forecasted earnings as well as current economic and internal information.

Six months ended June 30, 2015 and 2014

We recorded a net loss of $1.7 million or $0.08 per diluted share, for the six months ended June 30, 2015, a decrease in loss of approximately $1.8 million compared to a net loss of $3.5 million, or $0.17 per diluted share, for the six months ended June 30, 2014. This decrease between comparable periods was primarily driven by decreases in product research and development expense and real estate owned activity as well as a decrease in interest income. Each of these components is discussed in greater detail below.

The following table sets forth information related to our average balances, average yields on assets, and average costs of liabilities for the six months ended June 30, 2015 and 2014. We derived these yields by dividing annualized income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. The net amount of capitalized loan fees are amortized into interest income on loans.

	For the Six Months Ended June 30, 2015
	2015			2014
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Federal funds sold and other	$11,321,611	$22,032	0.39%	$5,296,435	$16,378	0.63%
Investment securities	15,195,669	179,546	2.39	20,123,919	266,918	2.68
Loans (1)	67,574,879	1,658,458	4.96	65,654,838	1,668,321	5.14
Total interest-earning assets	$94,092,159	$1,860,036	4.00%	$91,075,192	$1,951,617	4.33%

NOW accounts	$8,046,969	$4,814	0.12%	$6,894,696	$5,394	0.16%
Savings & money market	35,908,680	41,783	0.24	40,076,142	48,224	0.24
Time deposits (excluding brokered
time deposits)	29,397,861	108,289	0.74	27,650,162	86,438	0.63
Brokered time deposits	-	-	-	783,819	6,034	1.56
Total interest-bearing deposits	73,353,510	154,886	0.43	75,404,819	146,090	0.39
Borrowings	976,516	13,387	2.77	106,514	74	0.14
Total interest-bearing liabilities	$74,330,026	$168,273	0.46%	$75,511,333	$146,164	0.39%

Net interest spread			3.54%			3.94%
Net interest income/ margin		$1,691,763	3.64%		$1,805,453	4.01%

(1)	Nonaccrual loans are included in average balances for yield computations.

For the six months ended June 30, 2015, we recognized $1.9 million in interest income and $168,273 in interest expense, resulting in net interest income of $1.7 million, a decrease of $113,690, or 6.3%, over the same period in 2014. Average earning assets increased to $94.1 million for the six months ended June 30, 2015 from $91.0 million for the six months ended June 30, 2014 a decrease of $3.0 million, or 3.3%. This increase in earning assets was due to a $1.9 million increase in average loans and a $6.0 million increase in average fed funds sold, partially offset by a $4.9 million decrease in average investment securities between periods. Average interest bearing liabilities decreased to $74.3 million for the six months ended June 30, 2015 from $75.5 million for the six months ended June 30, 2014 a decrease of $1.2 million, or 1.6%. Net interest margin, calculated as annualized net interest income divided by average earning assets, decreased from 4.01% for the six months ended June 30, 2014 to 3.64% for the six months ended June 30, 2015, primarily due to a decrease in yield on earning assets from 4.33% to 4.00% between periods.

No provisions for loan losses were recognized for the six months ended June 30, 2015 compared to the reversal of provision of $30,000 for the six months ended June 30, 2014. The provision for loan losses is discussed further below under “Provision and Allowance for Loan Losses.”

For the six months ended June 30, 2015, noninterest income was $253,375 compared to $252,404 for the six months ended June 30, 2014, remaining relatively constant between comparable periods. Noninterest income for the six months ended June 30, 2015 and 2014 was derived from service charges on deposits, customer service fees, rental income, mortgage origination income and gains on the sale of loans held for sale. Increases in mortgage origination income, customer service fees and other income, as well as the recognition of gains on sales of investment securities were offset by the reduction in gain resulting from the sale of loans held for sale which were recognized in the prior year.

During the six months ended June 30, 2015, we incurred noninterest expenses of $3.7 million, compared to noninterest expenses of $5.6 million for the six months ended June 30, 2014, a decrease of $1.9 million, or 34.6%. This decrease in noninterest expenses resulted primarily from a decrease in product research and development expenses of $1.6 million and a decrease in real estate owned activity of $229,015. Compensation and benefits increased slightly by $34,084 due to the filling of vacancies at the Bank.

We recognized $5,080 in income tax expense for the six months ended June 30, 2015 due to our net operating income at the Bank. We did not recognize any income tax benefit for the six months ended June 30, 2014.

Assets and Liabilities

General

Total assets as of June 30, 2015 and December 31, 2014 were $104.4 million and $100.7 million, respectively, an increase of $3.7 million. Loans, net of allowance decreased $3.0 million due to loan repayments and transfers to other real estate owned during the quarter. Other real estate owned decreased $494,457 due to the sale of one property during the three months ended June 30, 2015 as well as due to the write down of one property during the quarter. Investment securities available for sale decreased $1.0 million as a result of $1.1 million in maturities and paydowns and $106,107 in amortization, partially offset by $300,000 in purchases and a $142,046 change in unrealized gains. Cash and cash equivalents decreased $179,503 and federal funds sold increased $8.4 million. At June 30, 2015, our total assets consisted principally of $5.1 million in cash and due from banks, $14.0 million in fed funds sold, $14.6 million in investment securities, $65.0 million in net loans, $2.3 million in property and equipment and $2.1 million in other real estate owned and repossessed assets. Our management closely monitors and seeks to maintain appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and demand.

Liabilities at June 30, 2015 totaled $89.1 million, representing a decrease of approximately $2.2 million compared to December 31, 2014, and consisted principally of $87.6 million in deposits, $149,774 in a note payable and $1.3 in accounts payable and accrued expenses. At June 30, 2015, shareholders’ equity was $15.4 million compared to $9.4 million at December 31, 2014. Shareholders’ equity increased due to proceeds received from the Series A Private Placement, net of commissions and expenses, of $7.6 million and stock option expense of $191,695, partially offset by the recognition of net loss of $1.7 million and $141,451 in unrealized losses on investment securities available for sale.

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, we invest a substantial percentage of our earning assets in our loan portfolio. At June 30, 2015, our gross loan portfolio consisted primarily of $31.4 million of commercial real estate loans, $16.7 million of commercial business loans, and $18.0 million of consumer and home equity loans. Our current loan portfolio composition is not materially different than the loan portfolio composition disclosed in the footnotes to the consolidated financial statements included in our 2014 Form 10-K. We experienced net repayments of $2.7 million during the six months ended June 30, 2015 as a result of payoffs and repayments exceeding originations, while continuing to carefully consider liquidity needs and credit risk management.

The composition of net loans by major category is as follows:

	June 30, 2015	% of Total
Real estate:
Commercial	$23,312,678	35.3%
Construction and development	8,078,943	12.2
Single and multifamily residential	16,672,569	25.3
Total real estate loans	48,064,190	72.8
Commercial business	16,710,759	25.3
Consumer	1,361,248	2.1
Deferred origination fees, net	(135,602)	(0.2)
Gross loans, net of deferred fees	66,000,595	100.0%
Less allowance for loan losses	(989,509)
Loans, net	$65,011,086

	December 31, 2014	% of Total
Real estate:
Commercial	$25,246,396	36.6%
Construction and development	8,425,453	12.2
Single and multifamily residential	18,073,429	26.2
Total real estate loans	51,745,278	75.0
Commercial business	16,059,082	23.2
Consumer	1,372,906	2.0
Deferred origination fees, net	(149,823)	(0.2)
Gross loans, net of deferred fees	69,027,443	100.0%
Less allowance for loan losses	(1,032,776)
Loans, net	$67,994,667

The largest component of our loan portfolio at June 30, 2015 was $23.3 million of commercial real-estate loans, which represented 35.3% of the portfolio. The remainder of our loan portfolio consisted primarily of $16.7 million of single and multifamily residential loans, $8.1 million of construction and development loans, and $16.7 million of commercial business loans.

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

Refer to Note 5, Loans, for a table summarizing delinquencies and nonaccruals, by portfolio class, as of June 30, 2015 and December 31, 2014. Total delinquent and nonaccrual loans increased from $794,718 at December 31, 2014 to $2.8 million at June 30, 2015, an increase of $2.0 million, or 257.8%. This increase was a result of movement in several categories, including due to the transfer of one loan during the six months ended June 30, 2015. While past due loans increased, the increase was mainly attributable to one relationship. The Bank expects to settle this past due loan in the next quarter and does not expect that a loss will be incurred. At June 30, 2015, nonaccrual loans represented 0.5% of gross loans compared to 0.7% of gross loans as of December 31, 2014. Loans past due 30-89 days are considered potential problem loans and amounted to $2.5 million and $260,661 at June 30, 2015 and December 31, 2014.

Another method used to monitor the loan portfolio is credit grading. As part of the loan review process, loans are given individual credit grades, representing the risk we believe is associated with the loan balance. Credit grades are assigned based on factors that impact the collectability of the loan, the strength of the borrower, the type of collateral, and loan performance. Commercial loans are individually graded at origination and credit grades are reviewed on a regular basis in accordance with our loan policy. Consumer loans are assigned a “pass” credit rating unless something within the loan warrants a specific classification grade. Refer to Note 5, Loans, for a table summarizing management’s internal credit risk grades, by portfolio class, as of June 30, 2015 and December 31, 2014.

Loans graded one through four are considered “pass” credits. At June 30, 2015, approximately 93% of the loan portfolio had a credit grade of “pass” compared to 95% at December 31, 2014. For loans to qualify for this grade, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment. Consumer loans are assigned a “pass” credit rating unless something within the loan warrants a specific classification grade.

Loans with a credit grade of five are not considered classified; however they are categorized as a special mention or watch list credit, and are considered potential problem loans. This classification is utilized by us when we have an initial concern about the financial health of a borrower. These loans are designated as such in order to be monitored more closely than other credits in our portfolio. We then gather current financial information about the borrower and evaluate our current risk in the credit. We will then either reclassify the loan as “substandard” or back to its original risk rating after a review of the information. There are times when we may leave the loan on the watch list, if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we determine to review the loan on a more regular basis. Loans on the watch list are not considered problem loans until they are determined by management to be classified as substandard. As of June 30, 2015, we had loans totaling $2.4 million on the watch list compared to $730,565 as of December 31, 2014, an increase of approximately $1.6 million or 221.7%. This increase in watch list loans was due to three loans being downgraded during the quarter.

Loans graded six or greater are considered classified credits. At June 30, 2015 and December 31, 2014, classified loans totaled $2.5 million and $2.7 million, respectively. The decrease in this category of $166,863, or 6.2%, during the six months ended June 30, 2015 is primarily due to one loan moving to other real estate owned for $300,000 which included a charge off of approximately $46,000 as well as $214,101 in loan paydowns and one loan being deemed impaired for $85,139. Classified credits are evaluated for impairment on a quarterly basis.

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

At June 30, 2015, impaired loans totaled $1.8 million, all of which were valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral. Market values were obtained using independent appraisals, updated in accordance with our reappraisal policy, or other market data such as recent offers to the borrower. As of June 30, 2015, we had loans totaling approximately $782,000 that were classified in accordance with our loan rating policies but were not considered impaired. Refer to Note 5, Loans, for a table summarizing information relative to impaired loans, by portfolio class at June 30, 2015 and December 31, 2014.

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

At June 30, 2015 and December 31, 2014, the principal balance of TDRs was approximately zero and $343,000, respectively. During this period, the principal balance of TDRs decreased to zero because the loan constituting our sole TDR was transferred to other real estate owned. As of June 30, 2014, the carrying balance of TDRs consisted of one performing loan for approximately $328,000, which was restructured and granted a period of interest only payments during January 2014. During the six months ended June 30, 2014, the two loans classified as held for sale and previously classified as TDRs were sold for total proceeds of $1,033,000. A success fee of approximately $41,000 and a gain of approximately $118,000 was recognized as a result of this sale.

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. At June 30, 2015, the allowance for loan losses was $989,509, or 1.50% of gross loans, compared to $1.0 million at December 31, 2014, or 1.49% of gross loans. The allowance for loan losses decreased slightly due to one charge-off for approximately $46,000 which was recognized during the period.

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

Our allowance for loan losses consists of both specific and general reserve components. The specific reserve component relates to loans that are impaired loans as defined in FASB ASC Topic 310, “Receivables”. Loans determined to be impaired are excluded from the general reserve calculation described below and evaluated individually for impairment. Impaired loans totaled $1.7 million at June 30, 2015, with an associated specific reserve of $57,389. See Note 5, Loans, as well as the above discussion under “Loan Performance and Credit Quality” for additional information related to impaired loans.

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

Refer to Note 5, Loans, for a table summarizing activity related to our allowance for loan losses for the quarter ended June 30, 2015 and 2014, by portfolio segment. As of June 30, 2015, the allowance for loan losses was $989,509, or 1.50% of gross loans, compared to $1.0 million, or 1.49% of gross loans, as of December 31, 2014 and $1.1 million, or 1.71% of gross loans, as of June 30, 2014. We recognized a reversal of provision for loan losses of $30,000 for the six months ended June 30, 2014. We did not recognize a provision or reversal of provision for loan losses for the six months ended June 30, 2015. Charge-offs thus far in 2015 relate to the write-down of collateral to fair value, against specific reserves, at the time of repossession. The charge-offs during the six months ended June 30, 2014 related to three commercial loans and write-downs of collateral to fair value against specific reserves. Partial charge-offs were based on recent appraisals and evaluations on one residential loan and one construction and development loan in the process of foreclosure. Loans with partial charge-offs are typically considered impaired loans and may remain on nonaccrual status.

Other Real Estate Owned and Repossessed Assets

At June 30, 2015 and December 31, 2014, we had approximately $2.1 and $2.6 million in other real estate owned, respectively. During the six months ended June 30, 2015, we completed the sale of two parcels of real estate. The sale of those parcels of real estate resulted in a gain of approximately $11,938 and is included in the loss below. The following table summarizes changes in other real estate owned and repossessed assets for the six months ended June 30, 2015 and 2014:

	2015	2014
Balance at beginning of period	$2,557,457	$2,508,170
Repossessed property acquired in settlement of loans	300,000	1,143,000
Proceeds from sales of repossessed property	(582,295)	(207,788)
Loss on sale and write-downs of repossessed property, net	(212,162)	(408,092)
Balance at end of period	$2,063,000	$3,035,290

As of June 30, 2015, other real estate owned consisted of residential land lots valued at $44,100, commercial land valued at $1.0 million and commercial office space valued at $1.0 million. During 2014, other real estate owned for the Company increased due to the repossession of one property of $809,000, partially offset by the sale of real estate owned purchased from the Bank for proceeds of approximately $151,000, which resulted in losses of approximately $3,000 to the Company. In addition, the Company recognized write downs on real estate owned purchased from the Bank of approximately $579,000 during 2014. On March 18, 2015, proceeds of $452,593 were received from the sale of one piece of real estate which was used as collateral on the note payable. The full amount of proceeds was applied towards the remaining balance due on the note. On March 5, 2015, one nonaccrual loan at the Bank for $343,266 was transferred to other real estate owned for $300,000, net of a specific reserve, which includes $34,327 in selling costs, of $43,266. The specific reserve was included in the December 31, 2014 allowance amounts. On March 20, 2015, proceeds of $62,306 were received from the sale of one piece of real estate held by the Bank. No gains or losses were recognized as a result of this transaction. In March 2015, the Bank entered into a contract to sell one piece of real estate which it closed in April 2015. Proceeds of approximately $65,000 were received and a loss of approximately $5,200 was recognized as a result of this sale.

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

Deposits

Our primary source of funds for loans and investments is our deposits. At June 30, 2015, we had $87.6 million in deposits, representing an increase of $4.8 million compared to December 31, 2014. Deposits at June 30, 2015 consisted primarily of $20.3 million in demand deposit accounts, $36.1 million in money market accounts and $31.2 million in time deposits. As brokered deposits and advances have matured, we have not replaced these funds with wholesale funding as we have sought to reduce our reliance on brokered time deposits and other noncore funding sources. Our loan-to-deposit ratio was 74.2% and 82.0% at June 30, 2015 and December 31, 2014, respectively.

Borrowings

We use borrowings to fund growth of earning assets in excess of deposit growth. At June 30, 2015 and December 31, 2014, there were $33,432 and $153,603, respectively, in borrowings representing customer repurchase agreements.

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

The Company

The Company’s cash balances, independent of the Bank, were approximately $5.1 million and its real estate held for sale (which serves as collateral for the Company’s note payable) was $754,100 at June 30, 2015 compared to cash balances of approximately $288,000 and real estate held for sale of $1.2 million at December 31, 2014. The increase in liquid assets of approximately $4.3 million is due primarily to the receipt of cash proceeds of approximately $8,425,000 related to the Series A Private Placement, partially offset by the payment of commissions of 5% and due to expenses incurred related to the transaction services segment. In addition, the Company has payables due to unsecured vendors of $1.1 million and a note payable to a related party of $149,774 (secured by the real estate held for sale by the Company) which was advanced in September 2014. See “Note 8 – Business Segments”, and “Note 9 - Note Payable“ for additional information related to the transaction services segment and the related advance. The foregoing discussion is a summary only and should be read in conjunction with the 2014 Form 10-K as filed with the SEC as well as “Note 1 – Nature of Business and Basis of Presentation” and Management’s Discussion and Analysis in this Form 10-Q.

Under Regulation W, the Bank may not be a source of cash or capital for the Company. Due to the uncertainty of timing and amount of cash as a result of current commitments outstanding, the current run rate on fixed expenses, the current payables, and the prohibition within Regulation W, we believe that the Company may not have sufficient working capital to continue to fund its current level of activities without raising additional funding. Our ability to raise additional capital will depend on a number of factors, including conditions in the capital markets, which are outside of our control. There is a risk we will not be able to raise the capital we need at all or upon favorable terms. If we cannot raise this additional capital, we may not be able to implement our growth objective for our business, and we may be subject to increased regulatory supervision and restriction. These restrictions would most likely have a material adverse effect on our ability to grow and expand which would negatively impact our financial condition and results of operations.

The Bank

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity at the Bank. We currently have $19.1 million in cash and fed funds sold. If our cash needs at the Bank exceed that, we plan to liquidate temporary investments and generate deposits within our market. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. Our investment securities available for sale at June 30, 2015 amounted to $14.6 million, or 14.2% of total assets. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. At June 30, 2015, $3.0 million of our investment portfolio was pledged against outstanding debt. Therefore, the related debt would need to be repaid prior to the securities being sold and converted to cash.

The Bank is a member of the FHLB, from which applications for borrowings can be made for leverage purposes. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. At June 30, 2015, we had collateral that would support approximately $39.4 million in additional borrowings. We are subject to the FHLB’s credit risk rating policy which assigns member institutions a rating which is reviewed quarterly. The rating system utilizes key factors such as loan quality, capital, liquidity, profitability, etc. Our ability to access our available borrowing capacity from the FHLB in the future is subject to our rating and any subsequent changes based on our financial performance as compared to factors considered by the FHLB in their assignment of our credit risk rating each quarter.

The Bank also pledges collateral to the Federal Reserve Bank’s Borrower-in-Custody of Collateral program, and our available credit under this program was $9.7 million as of June 30, 2015.

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

The Consolidated Company

The Company’s level of liquidity is measured by the cash, cash equivalents, and investment securities available for sale to total assets ratio and was 32.3% at June 30, 2015 compared to 26.3% as of December 31, 2014. The increase in liquidity is due primarily to the increase in cash and due from bank and fed funds sold, primarily due to the proceeds received from the Series A Private Placement.

Impact of Off-Balance Sheet Instruments

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2015, we had issued commitments to extend credit of $10.0 million through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Capital Resources

Total shareholders' equity increased from $9.4 million for December 31, 2014 to $15.4 million for June 30, 2015 due to the receipt of gross cash proceeds of approximately $8,425,000 related to the Series A Private Placement, net of the payment of commissions and expenses, and compensation expense related to stock options of $191,695, partially offset by the recognition of a net loss of $1.7 million and $141,451 of other comprehensive loss which consists exclusively of unrealized loss on investment securities available for sale. Due to regulatory restrictions, the Bank may not be a source of cash or capital for affiliates and may not be relied on as a source of financing. The foregoing discussion is a summary only and should be read in conjunction with the 2014 Form 10-K as filed with the SEC as well as “Note 1 – Nature of Business and Basis of Presentation” and Management’s Discussion and Analysis in this Form 10-Q.

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

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at June 30, 2015 and December 31, 2014.

					To be well capitalized
					under prompt
			For capital adequacy		corrective action
			purposes		provisions
	Actual		Minimum		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2015
Total Capital (to risk
weighted assets)	$11,184,000	15.1%	$5,934,000	8.0%	$7,417,000	10.0%
Tier 1 Capital (to risk
weighted assets)	10,256,000	13.8	2,967,000	4.0	4,450,000	6.0
Tier 1 Capital (to
average assets)	10,256,000	10.6	3,872,000	4.0	4,839,000	5.0
Common Equity Tier
1 Capital (to risk
weighted assets)	10,256,000	13.8	2,967,000	4.5	4,450,000	4.5

As of December 31, 2014
Total Capital (to risk
weighted assets)	$11,494,000	15.3%	$6,023,000	8.0%	$7,534,000	10.0%
Tier 1 Capital (to risk
weighted assets)	10,551,000	14.5	3,014,000	4.0	4,521,000	6.0
Tier 1 Capital (to
average assets)	10,551,000	10.2	3,970,000	4.0	4,963,000	5.0
Common Equity Tier
1 Capital (to risk
weighted assets)	10,551,000	14.0	3,014,000	4.5	4,521,000	4.5

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: August 14, 2015	By:	/s/Gordon A. Baird
Gordon A. Baird
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/Martha L. Long
Martha L. Long
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on May 15, 2015).

4.1	Certificate of Designations for the Series A Preferred Stock (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on May 15, 2015).

10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 15, 2015).

10.2	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on May 15, 2015).

10.3	License Agreement between Independence Bancshares, Inc. and MPIB Holdings, LLC, dated May 14, 2015 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on May 15, 2015).

10.4	Form of Asset Purchase Agreement between Independence Bancshares, Inc. and MPIB Holdings, LLC (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on May 15, 2015).

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certification.

101 The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2015 and 2014, (iii) Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for six months ended June 30, 2015 and 2014, and (v) Notes to Consolidated Financial Statements