Form 10-Q
period 2015-09-30
Independence Bancshares, Inc.
filed 2015-11-03
CIK 1311828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2015

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

(864) 672-1776
(Registrant's telephone number, including area code) ____________________________________________________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,502,760 shares of common stock, $.01 par value per share, were issued and outstanding as of November 3, 2015.

Independence Bancshares, Inc.

Part I - Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets

	September 30, 2015	December 31, 2014
	(unaudited)	(audited)
Assets
Cash and due from banks	$5,981,191	$5,261,080
Federal funds sold	11,546,000	5,643,000
Investment securities available for sale	12,372,672	15,615,526
Non-marketable equity securities	392,500	609,650
Loans, net of allowance for loan losses of $1,139,509 and
$1,032,776, respectively	64,288,549	67,994,667
Accrued interest receivable	213,224	291,288
Property and equipment, net	2,243,107	2,384,007
Other real estate owned and repossessed assets	1,940,220	2,557,457
Other assets	611,346	355,307
Total assets	$99,588,809	$100,711,982

Liabilities
Deposits:
Noninterest bearing	$13,181,540	$11,016,882
Interest bearing	71,436,973	71,857,781
Total deposits	84,618,513	82,874,663

Federal Home Loan Bank advances	-	5,000,000
Note payable	-	600,000
Securities sold under agreements to repurchase	23,641	153,603
Accrued interest payable	9,082	8,226
Accounts payable and accrued expenses	1,331,472	2,664,910
Total liabilities	85,982,708	91,301,402

Commitments and contingencies

Shareholders’ equity
Preferred stock, par value $.01 per share; 10,000,000 shares
authorized; 8,425 Series A shares issued and outstanding	84	-
Common stock, par value $.01 per share; 300,000,000 shares
authorized; 20,502,760 shares issued and outstanding	205,028	205,028
Additional paid-in capital	42,976,156	35,124,151
Accumulated other comprehensive income	73,820	1,154
Accumulated deficit	(29,648,987)	(25,919,753)
Total shareholders’ equity	13,606,101	9,410,580
Total liabilities and shareholders’ equity	$99,588,809	$100,711,982

The accompanying notes are an integral part of these consolidated financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Interest income
Loans	$753,412	$880,640	$2,411,870	$2,548,961
Investment securities	77,243	126,260	256,789	393,178
Federal funds sold and other	12,854	7,406	34,886	23,784
Total interest income	843,509	1,014,306	2,703,545	2,965,923

Interest expense
Deposits	81,117	72,141	236,003	218,231
Borrowings	2,161	5,922	15,548	5,996
Total interest expense	83,278	78,063	251,551	224,227

Net interest income	760,231	936,243	2,451,994	2,741,696
Provision (reversal of provision) for loan losses	150,000	-	150,000	(30,000)

Net interest income after provision
(reversal of provision) for loan losses	610,231	936,243	2,301,994	2,771,696

Non-interest income
Service fees on deposit accounts	14,729	14,167	55,625	36,836
Residential loan origination fees	44,661	51,381	154,013	140,579
Loss on sale of investment securities	(129,143)	-	(87,995)	-
Gain on sale of loans held for sale	-	-	-	118,452
Other income	8,902	20.455	70,881	42,540
Total non-interest income	(60,851)	86,003	192,524	338,407

Non-interest expenses
Compensation and benefits	642,002	668,013	2,027,309	2,019,236
Real estate owned activity	148,429	(6,282)	407,382	481,686
Occupancy and equipment	199,076	159,848	514,862	470,465
Insurance	66,750	57,706	173,691	220,421
Data processing and related costs	90,952	84,901	255,924	253,737
Professional fees	169,883	160,916	500,846	592,258
Product research and development expense	1,162,722	791,583	2,091,892	3,296,012
Other	77,892	103,527	246,766	287,159
Total non-interest expenses	2,557,706	2,020,212	6,218,672	7,620,974
Loss before income tax expense	(2,008,326)	(997,966)	(3,724,154)	(4,510,871)

Income tax expense	-	-	5,080	-
Net loss	$(2,008,326)	$(997,966)	$(3,729,234)	$(4,510,871)

Other comprehensive income, net of tax
Unrealized gain on investment securities available
for sale, net of tax	343,260	173,952	160,661	915,250
Reclassification adjustment included
in net loss, net of tax	(129,143)	-	(87,995)	-
Other comprehensive income	214,117	173,952	72,666	915,250

Total comprehensive loss	$(1,794,209)	$(824,014)	$(3,656,568)	$(3,595,621)
Loss per common share – basic and diluted	$(.10)	$(.05)	$(.18)	$(.22)
Weighted average common shares
outstanding – basic and diluted	20,502,760	20,502,760	20,502,760	20,502,760

The accompanying notes are an integral part of these consolidated financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Changes in Shareholders’ Equity
(unaudited)

						Accumulated other
	Common stock		Preferred stock		Additional	comprehensive	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	income (loss)	deficit	Total
December 31, 2013	20,502,760	$205,028	-	$-	$34,738,643	$(1,216,718)	$(19,419,797)	$14,307,456
Compensation expense related to
stock options granted	-	-	-	-	328,687	-	-	328,687
Net loss	-	-	-	-	-	-	(4,510,871)	(4,510,871)

Other comprehensive income	-	-	-	-	-	915,250	-	915,250

September 30, 2014	20,502,760	$205,028	-	$-	$35,067,330	$(301,468)	$(23,930,368)	$11,040,522

December 31, 2014	20,502,760	$205,028	-	$-	$35,124,151	$1,154	$(25,919,753)	$9,410,580
Compensation expense related to
stock options granted	-	-	-	-	236,512	-	-	236,512
Issuance of preferred stock –net
of expenses	-	-	8,425	84	7,615,493	-	-	7,615,577
Net loss	-	-	-	-	-	-	(3,729,234)	(3,729,234)

Other comprehensive income	-	-	-	-	-	72,666	-	72,666

September 30, 2015	20,502,760	$205,028	8,425	$84	$42,976,156	$73,820	$(29,648,987)	$13,606,101

The accompanying notes are an integral part of these consolidated financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Operating activities
Net loss	$(3,729,234)	$(4,510,871)
Adjustments to reconcile net loss to cash used in operating activities
Provision (reversal) of provision for loan losses	150,000	(30,000)
Depreciation	161,249	162,554
Amortization of investment securities discounts/premiums, net	152,209	185,983
Gain on sale of loans held for sale	-	(118,452)
Loss on sale of investment securities	87,995	-
Stock option expense related to stock options granted	236,512	328,687
Net changes in fair value and losses on other real estate owned and repossessed
assets	334,942	402,350
(Increase) decrease in other assets, net	(177,975)	282,272
Increase (decrease) in other liabilities, net	(1,406,879)	782,272
Net cash used in operating activities	(4,191,181)	(2,515,205)

Investing activities
Net decrease (increase) in loans	3,256,118	(4,542,084)
Proceeds from sale of loans held for sale	-	1,033,000
Maturities and sales of investment securities available for sale	4,070,789	-
Purchases of investment securities available for sale	(1,800,000)	-
Repayments of investment securities available for sale	878,824	1,083,225
Redemption (purchase) of non-marketable equity securities, net	217,150	(182,900)
Purchase of property, equipment and software	(20,349)	(75,740)
Proceeds from sale of other real estate owned and repossessed assets	582,295	505,263
Net cash provided by (used in) provided by investing activities	7,184,827	(2,179,236)

Financing activities
Increase (decrease) in deposits, net	1,743,850	(5,031,768)
Increase in borrowings	-	5,000,000
Repayments on borrowings	(5,000,000)	-
(Repayments) proceeds on note payable	(600,000)	600,000
Issuance of preferred stock, net	7,615,577	-
Decrease in securities sold under agreements to repurchase	(129,962)	(59,464)
Net cash provided by financing activities	3,629,465	508,768

Net increase (decrease) in cash and cash equivalents	6,623,111	(4,185,673)

Cash and cash equivalents at beginning of the period	10,904,080	14,421,955

Cash and cash equivalents at end of the period	$17,527,191	$10,236,282

Supplemental information:
Cash paid for
Interest	$250,695	$223,244
Income taxes	$5,080	$-
Schedule of non-cash transactions
Unrealized gain on securities available for sale, net of tax	$73,820	$915,250
Loans transferred to other real estate owned and repossessed assets	$300,000	$1,143,000

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Independence Bancshares, Inc. (the “Company”) is a South Carolina corporation organized to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956 and the South Carolina Banking and Branching Efficiency Act of 1996, and to own and control all of the capital stock of Independence National Bank (the “Bank”). The Bank is a national association organized under the laws of the United States to conduct general banking business in Greenville, South Carolina. The Bank operates three full service branch offices in Greenville, South Carolina. On May 31, 2005, the Company sold 2,085,010 shares of its common stock in its initial public offering. All shares were sold at $10.00 per share. The offering raised approximately $20.5 million, net of offering costs. On December 31, 2012, the Company sold 17,648,750 shares of its common stock to certain accredited investors in a Private Placement (the “Private Placement”), which equated to gross proceeds of $14.1 million. All shares were sold at $0.80 per share. On August 1, 2013, the Company sold 769,000 shares of its common stock at a price of $0.80 per share to certain existing shareholders in a follow-on offering for gross proceeds of approximately $615,200 (the “Follow-on Offering”). On May 14, 2015, the Company issued 8,425 shares of Series A convertible preferred stock (the “Series A Shares”) to certain institutional investors and members of the Company’s management team for gross cash proceeds of approximately $8,425,000, at a price of $1,000 per share (the “Series A Private Placement). Each Series A share is convertible, at the holder’s option, into 1,250 shares of common stock and rank senior to our common stock with respect to dividends, distributions and liquidation preferences. The Series A shares have a liquidation preference of $1,000 per share. Also on May 14, 2015, the Company entered into a license agreement with MPIB Holdings, LLC (“MPIB”) pursuant to which it received a non-exclusive, non-transferable, non-licensable, worldwide license to use certain intellectual property of MPIB related to mobile payments and digital transactions. The license agreement will continue until the intellectual property of MPIB is purchased by the Company (the “asset purchase”). The license agreement will terminate on November 14, 2016 if the MPIB asset purchase has not been consummated by that date. On September 25, 2015, the Company suspended development of its digital banking, payments and transaction services business, and the board of directors intends to explore strategic alternatives for this line of business and the Company, including a reassessment of whether to pursue the asset purchase. In conjunction with the suspension, the Company terminated the employment of those employees who were primarily engaged in developing the digital banking, payments and transaction services business, including Gordon A. Baird, the Company’s former Chief Executive Officer. The board of directors terminated the Company’s employment agreement with Mr. Baird effective as of September 25, 2015. No Bank employees were terminated, and there have been no material changes to the Bank’s operations. On October 4, 2015, the board of directors appointed Lawrence R. Miller, the president and chief executive officer of the Bank, as the Company’s interim Chief Executive Officer.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements have been prepared assuming that the Company will continue as a going concern. See Note 2 regarding the Company’s liquidity and capital considerations. The Company has reported losses from operations for all of 2014 and the three and nine months ended September 30, 2015. Under Regulation W, the Bank may not be a source of cash or capital for the Company. Therefore, although we raised $8,425,000 in the Series A Private Placement, due to the uncertainty of timing and amount of cash needed for current outstanding commitments, the current run rate on fixed expenses, the current payables, and the prohibition within Regulation W, we believe that the Company may not have sufficient working capital to continue to fund its current level of activities, if such activities were resumed following their suspension on September 25, 2015, without raising additional funding. The factors above raise substantial doubt about the Company’s ability to continue as a going concern, and the financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our ability to raise additional capital will depend on a number of factors, including conditions in the capital markets, which are outside our control. There is a risk we will not be able to raise the capital we need at all or upon favorable terms. If we cannot raise additional capital, we may not be able to implement our growth objective for our business, and we may be subject to increased regulatory supervision and restrictions. These restrictions would most likely have a material adverse effect on our ability to grow and expand which would negatively impact our financial condition and results of operations. The foregoing discussion is a summary only and should be read in conjunction with the 2014 Form 10-K as filed with the SEC and Management’s Discussion and Analysis in this Form 10-Q. Operating results for the three and nine month periods ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

NOTE 2 – LIQUIDITY AND CAPITAL CONSIDERATIONS

The Company

The Company’s cash balances, independent of the Bank, were approximately $3.6 million and its real estate held for sale was $631,320 at September 30, 2015 compared to cash balances of approximately $288,000 and real estate held for sale of $1.2 million at December 31, 2014. The increase in liquid assets of approximately $3.4 million is due primarily to the receipt of gross cash proceeds of approximately $8.4 million related to the Series A Private Placement, partially offset by the payment of approximately $809,000 in commissions and expenses in connection with the Series A Private Placement and expenses incurred related to the transaction services segment. In addition, the Company has payables due to unsecured vendors of $1.2 million. The note payable to a related party which was advanced in September 2014, was repaid in its entirety in September 2015. See “Note 8 – Business Segments”, and “Note 9 - Note Payable“ for additional information related to the transaction services segment and the related advance. The foregoing discussion is a summary only and should be read in conjunction with the 2014 Form 10-K as filed with the SEC as well as “Note 1 – Nature of Business and Basis of Presentation” and Management’s Discussion and Analysis in this Form 10-Q.

The Bank

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity at the Bank. We currently have $17.5 million in cash and fed funds sold. If our cash needs at the Bank exceed that, we plan to liquidate temporary investments and generate deposits within our market. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. Our investment securities available for sale at September 30, 2015 amounted to $12.4 million, or 12.4% of total assets. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. At September 30, 2015, $2.9 million of our investment portfolio was pledged against outstanding debt. Therefore, the related debt would need to be repaid prior to the securities being sold and converted to cash.

The Bank is a member of the FHLB, from which applications for borrowings can be made for leverage purposes. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. At September 30, 2015, we had collateral that would support approximately $39.6 million in additional borrowings. We are subject to the FHLB’s credit risk rating policy which assigns member institutions a rating which is reviewed quarterly. The rating system utilizes key factors such as loan quality, capital, liquidity, profitability, etc. Our ability to access our available borrowing capacity from the FHLB in the future is subject to our rating and any subsequent changes based on our financial performance as compared to factors considered by the FHLB in their assignment of our credit risk rating each quarter.

The Bank also pledges collateral to the Federal Reserve Bank’s Borrower-in-Custody of Collateral program, and our available credit under this program was $10.3 million as of September 30, 2015.

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

The Consolidated Company

The Company’s level of liquidity is measured by the cash, cash equivalents, and investment securities available for sale to total assets ratio and was 30.0% at September 30, 2015 compared to 26.3% as of December 31, 2014. The increase in liquidity is due to the increase in fed funds sold, primarily as a result of the receipt of proceeds from the Series A Private Placement.

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

At September 30, 2015 and December 31, 2014, the Company had restricted cash totaling $2,000 with the Federal Home Loan Bank (“FHLB”) of Atlanta. The Company places its deposits and correspondent accounts with and sells its federal funds to high quality institutions. Management believes credit risk associated with correspondent accounts is not significant.

Net Loss per Common Share - Basic loss per common share represents net loss divided by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method. For the three and nine month periods ended September 30, 2015 and September 30, 2014, as a result of the Company’s net loss, all of the potential common shares were considered anti-dilutive.

Research and Development – All costs incurred to establish the technological feasibility of computer software to be sold, leased or otherwise marketed as research and development are expensed as incurred. Once technological feasibility has been established, the subsequent costs of producing, coding, and testing the products should be capitalized. The expensing of computer software costs is discontinued when the product is available for general release for customers. Currently, the Company has not achieved technological feasibility and is expensing all computer software purchases and development expenses related to research and development of its digital banking, payments and transaction services business. If technological feasibility is reached, the Company will capitalize costs as incurred until such point that the software being produced is available for general release to customers. On September 25, 2015, the Company suspended development of its digital banking, payments and transaction services business, and the board of directors will explore strategic alternatives for this line of business and the Company, including a reassessment of whether to purchase certain intellectual property assets and assume certain liabilities of MPIB.

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

For the nine month period ended September 30, 2015, we recognized $5,080 in state income tax expense due to our net operating income in 2014 at the Bank. We did not recognize any income tax benefit or expense for the three month period ended September 30, 2015 due to our net loss in 2015 at the Bank. We did not recognize any income tax benefit or expense for the three and nine month periods ended September 30, 2014 due to our net operating loss carryforward position. The determination of whether a deferred tax asset is realizable is based on weighting all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified. We will continue to analyze our deferred tax assets and related valuation allowance on a quarterly basis, taking into account performance compared to forecasted earnings as well as current economic and internal information.

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

In August 2015, the FASB issued amendments to the Interest topic of the ASC to clarify the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements. The amendments were effective upon issuance. The Company does not expect these amendments to have a material effect on its financial statements.

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

	September 30, 2015
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Government-sponsored mortgage-backed	$4,513,896	$74,616	$(35,023)	$4,553,489
Municipals, tax-exempt	4,936,346	68,671	(32,207)	4,972,810
Municipals, taxable	1,310,581	35,792	-	1,346,373
Certificates of Deposit	1,500,000	-	-	1,500,000
Total investment securities	$12,260,823	$179,079	$(67,230)	$12,372,672

	December 31, 2014
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Government-sponsored mortgage-backed	$7,597,334	$122,491	$(118,308)	$7,601,517
Collateralized mortgage-backed	2,040,478	-	(57,518)	1,982,960
Municipals, tax-exempt	4,658,532	68,643	(30,179)	4,696,996
Municipals, taxable	1,317,433	16,620	-	1,334,053
Total investment securities	$15,613,777	$207,754	$(206,005)	$15,615,526

The following table presents information regarding securities with unrealized losses at September 30, 2015:

	Securities in an Unrealized		Securities in an Unrealized
	Loss Position for Less than		Loss Position for More than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Government-sponsored mortgage-backed	$654,980	$1,321	$794,734	$33,702	$1,449,714	$35,023
Municipals, tax-exempt	325,086	6,877	1,064,330	25,330	1,389,416	32,207
Total temporarily impaired securities	$980,066	$8,198	$1,859,064	$59,032	$2,839,130	$67,230

The following table presents information regarding securities with unrealized losses at December 31, 2014:

	Securities in an Unrealized		Securities in an Unrealized
	Loss Position for Less than		Loss Position for More than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Government-sponsored mortgage-backed	$-	$-	$3,247,141	$118,308	$3,247,141	$118,308
Collateralized mortgage-backed	-	-	1,982,960	57,518	1,982,960	57,518
Municipals, tax-exempt	-	-	1,072,090	30,179	1,072,090	30,179
Total temporarily impaired securities	$-	$-	$6,302,191	$206,005	$6,302,191	$206,005

At September 30, 2015, investment securities with a fair value of $980,066 and unrealized losses of $8,198 had been in a continuous loss position for less than twelve months. At September 30, 2015, investment securities with a fair value of approximately $1.9 million and unrealized losses of $59,032 had been in a continuous loss position for more than twelve months. All remaining investment securities, which were rated at AA+ or AAA grade, were in an unrealized gain position. The Company believes that, based on industry analyst reports and credit ratings, the deterioration in the fair value of these investment securities available for sale is attributed to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. The Company has the ability and intent to hold these securities until such time as the values recover or the securities mature. At December 31, 2014, investment securities with a fair value of $6.3 million and unrealized losses of $206,005 had been in a continuous loss position for more than one year. All remaining investment securities were in an unrealized gain position.

The amortized costs and fair values of investment securities available for sale at September 30, 2015, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers have the right to prepay the obligations.

	September 30, 2015
	Amortized	Fair
	Cost	Value
Due within one year	$1,500,000	$1,500,000
Due after one through three years	-	-
Due after three through five years	-	-
Due after five through ten years	1,310,582	1,346,372
Due after ten years	9,450,241	9,526,300
Total investment securities	$12,260,823	$12,372,672

NOTE 5 – LOANS

At September 30, 2015, our gross loan portfolio consisted primarily of $31.4 million of commercial real estate loans, $16.6 million of commercial business loans, and $17.6 million of consumer and home equity loans. Our current loan portfolio composition is not materially different than the loan portfolio composition disclosed in the footnotes to the consolidated financial statements included in our 2014 10-K.

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

The following table summarizes delinquencies and nonaccruals, by portfolio class, as of September 30, 2015 and December 31, 2014.

	Single and
	multifamily	Construction	Commercial
	residential	and	real estate -	Commercial
	real estate	development	other	business	Consumer	Total
September 30, 2015
30-59 days past due	$-	$-	$-	$-	$-	$-
60-89 days past due	-	-	-	-	-	-
Nonaccrual	930,907	39,866	1,387,695	102,874	-	2,461,342
Total past due and nonaccrual	930,907	39,866	1,387,695	102,874	-	2,461,342
Current	15,368,865	7,626,203	22,309,100	16,449,426	1,348,721	63,102,315
Total loans (gross of deferred fees)	$16,299,772	$7,666,069	$23,696,795	$16,552,300	$1,348,721	$65,563,657
Deferred fees						(135,599)
Loan loss reserve						(1,139,509)
Total Loans, net						$64,288,549

	Single and
	multifamily	Construction	Commercial
	residential	and	real estate -	Commercial
	real estate	development	other	business	Consumer	Total
December 31, 2014
30-59 days past due	$188,033	$39,561	$-	$23,938	$-	$251,532
60-89 days past due	-	-	-	9,129	-	9,129
Nonaccrual	-	-	534,057	-	-	534,057
Total past due and nonaccrual	188,033	39,561	534,057	33,067	-	794,718
Current	17,885,396	8,385,892	24,712,339	16,026,015	1,372,906	68,382,548
Total loans (gross of deferred fees)	$18,073,429	$8,425,453	$25,246,396	$16,059,082	$1,372,906	$69,177,266
Deferred fees						(149,823)
Loan loss reserve						(1,032,776)
Total Loans, net						$67,994,667

At September 30, 2015 and December 31, 2014, there were nonaccrual loans of $2,461,342 and $534,057, respectively. Foregone interest income related to nonaccrual loans equaled $84,159 for the nine months ended September 30, 2015. Foregone interest income related to nonaccrual loans equaled $17,696 for the nine months ended September 30, 2014. No interest income was recognized on nonaccrual loans during the nine month periods ended September 30, 2015. At September 30, 2015 and December 31, 2014, there were no accruing loans which were contractually past due 90 days or more as to principal or interest payments.

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

The following table summarizes management’s internal credit risk grades, by portfolio class, as of September 30, 2015 and December 31, 2014.

	Single and
	multifamily	Construction	Commercial
	residential	and	real estate -	Commercial
September 30, 2015	real estate	development	other	business	Consumer	Total
Pass Loans	$8,508,007	$1,188,798	$-	$-	$1,348,721	$11,045,526
Grade 1 - Prime	-	-	-	-	-	-
Grade 2 - Good	-	-	-	-	-	-
Grade 3 - Acceptable	3,008,028	1,276,795	8,377,545	6,567,297	-	19,229,665
Grade 4 – Acceptable w/ Care	3,788,980	4,831,913	12,587,436	8,772,667	-	29,980,996
Grade 5 – Special Mention	63,850	78,318	619,928	853,411	-	1,615,507
Grade 6 - Substandard	930,907	290,245	2,111,886	358,925	-	3,691,963
Grade 7 - Doubtful	-	-	-	-	-	-
Total loans (gross of	$16,299,772	$7,666,069	$23,696,795	$16,552,300	$1,348,721	$65,563,657
deferred fees)

	Single and
	multifamily	Construction	Commercial
	residential	and	real estate -	Commercial
December 31, 2014	real estate	development	other	business	Consumer	Total
Pass Loans	$10,739,155	$1,362,322	$-	$-	$1,341,699	$13,443,176
Grade 1 - Prime	-	-	-	-	-	-
Grade 2 - Good	-	-	-	1,652,739	-	1,652,739
Grade 3 - Acceptable	2,594,126	1,284,107	9,123,260	4,629,684	31,207	17,662,384
Grade 4 – Acceptable w/ Care	3,792,456	5,277,692	14,184,482	9,754,850	-	33,009,480
Grade 5 – Special Mention	-	82,413	648,152	-	-	730,565
Grade 6 - Substandard	947,692	418,919	1,290,502	21,809	-	2,678,922
Grade 7 - Doubtful	-	-	-	-	-	-
Total loans (gross of	$18,073,429	$8,425,453	$25,246,396	$16,059,082	$1,372,906	$69,177,266
deferred fees)

Loans graded one through four are considered “pass” credits. At September 30, 2015, approximately 92% of the loan portfolio had a credit grade of “pass” compared to 95% at December 31, 2014. For loans to qualify for this grade, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment. Consumer loans are assigned a “pass” credit rating unless something within the loan warrants a specific classification grade. As of September 30, 2015, we had loans totaling approximately $1.6 million classified as special mention compared to $730,565 as of December 31, 2014. This classification is utilized when an initial concern is identified about the financial health of a borrower. Loans are designated as such in order to be monitored more closely than other credits in the loan portfolio. At September 30, 2015, substandard loans totaled $3.7 million, with all loans being collateralized by real estate compared to $2.7 million at December 31, 2014. Substandard credits are evaluated for impairment on a quarterly basis.

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

At September 30, 2015, impaired loans totaled $3.2 million, all of which were valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral. Impaired loans increased approximately $1.2 million from December 31, 2014 due to five new loans being deemed impaired for approximately $1.3 million, partially offset by one loan being transferred to other real estate owned for $300,000, net of charge-offs of $43,267 and approximately $141,000 in loan balance reductions through pay downs during the nine months ended September 30, 2015. Market values were obtained using independent appraisals, updated in accordance with our reappraisal policy, or other market data such as recent offers to the borrower. As of September 30, 2015, we had loans totaling approximately $506,000 that were classified in accordance with our loan rating policies but were not considered impaired. The following table summarizes information relative to impaired loans, by portfolio class, at September 30, 2015 and December 31, 2014.

	Unpaid			Average	Year to date
	principal	Recorded	Related	impaired	interest
	balance	investment	allowance	investment	income
September 30, 2015
With no related allowance recorded:
Single and multifamily residential real estate	$-	$-	$-	$317,518	$14,369
Construction and development	-	-	-	124,858	-
Commercial real estate - other	903,650	903,650	-	335,781	29,423
With related allowance recorded:
Single and multifamily residential real estate	951,429	951,429	158,529	403,642	6,638
Construction and development	39,867	39,867	9,867	253,552	727
Commercial real estate - other	1,208,236	1,208,236	212,836	637,458	38,044
Commercial business	82,352	82,352	20,958	27,021	2,119
Consumer	-	-	-	-	-
Total:
Single and multifamily residential real estate	951,429	951,429	158,529	721,160	21,007
Construction and development	39,867	39,867	9,867	378,410	727
Commercial real estate - other	2,111,886	2,111,886	212,836	973,239	67,467
Commercial business	82,352	82,352	20,958	27,021	2,119
Consumer	-	-	-	-	-
	$3,185,534	$3,185,534	$402,190	$2,099,830	$91,320

December 31, 2014
With no related allowance recorded:
Single and multifamily residential real estate	$725,090	$725,090	$-	$604,851	$44,239
Construction and development	-	-	-	332,954	-
Commercial real estate - other	190,791	190,791	-	229,385	-
Commercial business	-	-	-	-	-
Consumer	-	-	-	-	-
With related allowance recorded:
Single and multifamily residential real estate	-	-	-	442,094	-
Construction and development	-	-	-	649,560	-
Commercial real estate - other	1,099,712	1,099,712	88,712	645,833	42,321
Commercial business	-	-	-	17,156	-
Consumer	-	-	-	-	-
Total:
Single and multifamily residential real estate	725,090	725,090	-	1,046,945	44,239
Construction and development	-	-	-	982,514	-
Commercial real estate - other	1,290,503	1,290,503	88,712	875,218	42,321
Commercial business	-	-	-	17,156	-
Consumer	-	-	-	-	-
	$2,015,593	$2,015,593	$88,712	$2,921,833	$86,560

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

At September 30, 2015 and December 31, 2014, the principal balance of TDRs was approximately zero and $343,000, respectively. As of September 30, 2015 the one loan constituting our sole TDR had been transferred to other real estate owned. During the nine months ended September 30, 2014, the loans previously classified as loans held for sale were sold for total proceeds of $1,033,000. A success fee of approximately $41,000 and a gain of approximately $118,000 was recognized as a result of this sale.

There were no loans modified as troubled debt restructurings within the previous 12-month period for which there was a payment default during the nine months ended September 30, 2015.

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

The following table summarizes activity related to our allowance for loan losses for the nine months ended September 30, 2015 and 2014, by portfolio segment.

	Single and
	multifamily	Construction	Commercial
	residential	and	real estate -	Commercial
	real estate	development	other	business	Consumer	Total
September 30, 2015
Allowance for loan losses:
Balance, beginning of period	$160,797	$234,130	$363,097	$184,679	$90,073	$1,032,776
Provision (reversal of provision) for
loan losses	105,000	(50,000)	120,000	60,000	(85,000)	150,000
Loan charge-offs	-	-	(43,267)	-	-	(43,267)
Loan recoveries	-	-	-	-	-	-
Net loans charged-off	-	-	(43,267)	-	-	(43,267)
Balance, end of period	$265,797	$184,130	$439,830	$244,679	$5,073	$1,139,509

Individually reviewed for impairment	$158,529	$9,867	$212,836	20,958	$-	$402,190
Collectively reviewed for impairment	107,268	174,263	226,994	223,721	5,073	737,319
Total allowance for loan losses	$265,797	$184,130	$439,830	$244,679	$5,073	$1,139,509

Gross loans, end of period:
Individually reviewed for impairment	$951,429	$39,867	$2,111,886	$82,352	$-	$3,185,534
Collectively reviewed for impairment	16,141,243	7,656,202	21,584,909	16,469,948	1,348,721	62,378,123
Total loans (gross of deferred fees)	$16,299,772	$7,666,069	$23,696,795	$16,552,300	$1,348,721	$65,563,657

September 30, 2014
Allowance for loan losses:
Balance, beginning of year	$268,757	$710,010	$206,176	$26,870	$90,073	$1,301,886
Reversal of provision for loan losses	(53,427)	(359,588)	108,015	275,000	-	(30,000)
Loan charge-offs	-	(114,989)	(104,588)	-	-	(219,577)
Loan recoveries	3,427	-	-	38,400	73,567	115,394
Net loans charged-off	3,427	(114,989)	(104,588)	38,400	73,567	(104,183)
Balance, end of period	$218,757	$235,433	$209,603	$340,270	$163,640	$1,167,703

Individually reviewed for impairment	$7,000	$-	$51,944	$199,245	$-	$258,189
Collectively reviewed for impairment	211,757	235,433	157,659	141,025	163,640	909,514
Total allowance for loan losses	$218,757	$235,433	$209,603	$340,270	$163,640	$1,167,703

Gross loans, end of period:
Individually reviewed for impairment	$970,568	$-	$1,299,178	$274,489	$-	$2,544,235
Collectively reviewed for impairment	17,230,938	8,237,563	23,442,169	14,273,665	1,354,233	64,538,568
Total loans (gross of deferred fees)	$18,201,506	$8,237,563	$24,741,347	$14,548,154	$1,354,233	$67,082,803

	September 30,	September 30,
	2015	2014
Nonaccrual loans	$2,461,342	$580,000
Average gross loans	$66,974,277	$66,137,954
Net loans charged-off as a percentage of average gross loans	.01%	.16%
Allowance for loan losses as a percentage of total gross loans	1.74%	1.74%
Allowance for loan losses as a percentage of non-accrual loans	0.46%	201.33%

Portions of the allowance for loan losses may be allocated for specific loans or portfolio segments. However, the entire allowance for loan losses is available for any loan that, in management’s judgment, should be charged-off. Beginning first quarter 2012, we began using the average of the last eight quarters of our charge-off history versus the prior three years with a heavier weight on the most recent year, both adjusted for portfolio and economic factors. The general reserve as a percentage of collectively evaluated loans has decreased from 1.36% at December 31, 2014 to 1.12% at September 30, 2015. While management utilizes the best judgment and information available to it, the ultimate adequacy of the allowance for loan losses depends on a variety of factors beyond our control, including the performance of our loan portfolio, the economy, changes in interest rates, and the view of the regulatory authorities toward loan classifications. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

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

		After one but
	One year or	within five	After five
	less	years	years	Total
September 30, 2015
Single and multifamily residential real estate	$4,669,476	$4,855,578	$6,774,718	$16,299,772
Construction and development	2,699,907	3,678,947	1,287,215	7,666,069
Commercial real estate - other	5,797,485	13,630,036	4,269,274	23,696,795
Commercial business	3,745,962	8,616,782	4,189,556	16,552,300
Consumer	829,945	460,990	57,786	1,348,721
Total	$17,742,775	$31,242,333	$16,578,549	$65,563,657

		After one but
	One year or	within five	After five
	less	years	years	Total
December 31, 2014
Single and multifamily residential real estate	$5,290,321	$8,197,828	$4,585,280	$18,073,429
Construction and development	2,257,649	5,599,646	568,158	8,425,453
Commercial real estate - other	4,085,577	20,504,283	656,536	25,246,396
Commercial business	5,767,504	9,521,755	769,823	16,059,082
Consumer	801,306	555,693	15,907	1,372,906
Total	$18,202,357	$44,379,205	$6,595,704	$69,177,266

Loans maturing after one year with:	September 30, 2015	December 31, 2014
Fixed interest rates	$17,367,391	$20,047,083
Floating interest rates	$30,453,491	$30,927,826

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

Available-for-sale investment securities ($12,372,672 and $15,615,526 at September 30, 2015 and December 31, 2014, respectively) are carried at fair value and measured on a recurring basis using Level 2 inputs. Fair values are estimated by using bid prices and quoted prices of pools or tranches of securities with similar characteristics.

We do not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and a specific reserve within the allowance for loan losses is established or the loan is charged down to the fair value less costs to sell. At September 30, 2015, all impaired loans were evaluated on a nonrecurring basis based on the market value of the underlying collateral. Market values are generally obtained using independent appraisals or other market data, which the Company considers to be Level 3 inputs. The aggregate carrying amount, net of specific reserves, of impaired loans carried at fair value at September 30, 2015 and December 31, 2014 was $2.8 million and $1.9 million, respectively.

Other real estate owned and repossessed assets, generally consisting of properties or other collateral obtained through foreclosure or in satisfaction of loans, are carried at the lower of cost or market value and measured on a non-recurring basis. Market values are generally obtained using independent appraisals which are generally prepared using the income or market valuation approach, adjusted for estimated selling costs which the Company considers to be Level 3 inputs. The carrying amount of other real estate owned and repossessed assets carried at fair value at September 30, 2015 and December 31, 2014 was $1.9 million and $2.6 million, respectively. The Company utilizes two methods to determine carrying values, either appraised value, or if lower, current net listing price.

The Company has no assets whose fair values are measured using Level 1 inputs. The Company also has no liabilities carried at fair value or measured at fair value.

For Level 3 assets measured at fair value on a non-recurring basis as of September 30, 2015, the significant observable inputs used in the fair value measurements were as follows:

	Fair Value at
	September 30,		Significant
Description	2015	Valuation Technique	Unobservable Inputs
Other real estate owned and repossessed assets	$1,940,220	Appraised value	Discounts to reflect current market conditions, abbreviated holding period, and estimated costs to sell

Impaired loans	$2,783,344	Internal assessment based on external third party appraised value	Adjustments to estimated value based on recent sales of comparable collateral

For Level 3 assets measured at fair value on a non-recurring basis as of December 31, 2014, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at
	December 31,		Significant
Description	2015	Valuation Technique	Unobservable Inputs
Other real estate owned and repossessed assets	$2,557,457	Appraised value	Discounts to reflect current market conditions and estimated costs to sell

Impaired loans	$1,926,881	Internal assessment based on external third party appraised value	Adjustments to estimated value based on recent sales of comparable collateral

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

The estimated fair values of the Company’s financial instruments at September 30, 2015 and December 31, 2014 are as follows:

	Carrying
September 30, 2015	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$5,981,191	$5,981,191	$5,981,191	-	-
Federal funds sold	11,546,000	11,546,000	11,546,000	-	-
Investment securities
available for sale	12,372,672	12,372,672	-	12,372,672	-
Non-marketable equity
securities	392,500	392,500	-	392,500	-
Loans, net	64,288,549	64,550,261	-	-	64,550,261

Financial Liabilities:
Deposits	84,618,513	84,588,966	-	84,588,966	-
Securities sold under
agreements to repurchase	23,641	23,641	-	23,641	-

	Carrying
December 31, 2014	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$5,261,080	$5,261,080	$5,261,080	$-	$-
Federal funds sold	5,643,000	5,643,000	5,643,000	-	-
Investment securities
available for sale	15,615,526	15,615,526	-	15,615,526	-
Non-marketable equity
securities	609,650	609,650	-	609,650	-
Loans, net	67,994,667	67,925,640	-	-	67,925,640

Financial Liabilities:
FHLB advance	5,000,000	5,000,347	-	5,000,347	-
Note payable	600,000	603,567	-	603,567	-
Deposits	82,874,663	81,928,307	-	81,928,307	-
Securities sold under
agreements to repurchase	153,603	153,603	-	153,603	-

NOTE 7 – STOCK COMPENSATION PLANS

On July 26, 2005, the Company adopted the Independence Bancshares, Inc. 2005 Stock Incentive Plan (“2005 Incentive Plan”) for the benefit of the directors, officers and employees. The 2005 Incentive Plan initially reserved up to 260,626 shares of the Company’s common stock for the issuance of stock options and contained evergreen provision, which provided that the maximum number of shares to be issued under the 2005 Incentive Plan would automatically increase each time the Company issues additional shares of common stock such that the total number of shares issuable under the 2005 Incentive Plan would at all times equal 12.5% of the then outstanding shares of common stock. Accordingly, with the closing of the Private Placement on December 31, 2012, the number of shares reserved for the issuance of stock options under the 2005 Incentive Plan increased from 260,626 shares to 2,466,720 shares. As of the tenth anniversary of the 2005 Incentive Plan, or July 26, 2015, no new options may be issued under such plan. As of July 26, 2015, 2,303,605 shares of common stock were eligible to be issued upon the exercise of outstanding option awards under this plan.

In February 2013, our board of directors amended the 2005 Incentive Plan to cap the number of shares issuable thereunder at 2,466,720 and adopted the Independence Bancshares, Inc. 2013 Equity Incentive Plan (the “2013 Incentive Plan”). The 2013 Incentive Plan is an omnibus equity incentive plan which provides for the granting of various types of equity compensation awards, including stock options, restricted stock, and stock appreciation rights, to the Company’s employees and directors. Initially, the maximum number of shares of common stock that could be issued under the 2013 Incentive Plan was 2,466,720, but such number would automatically adjust each time the Company issues additional shares of common stock so that the number of shares of common stock available for issuance under the 2013 Incentive Plan (plus the 2,466,720 shares reserved for issuance under the 2005 Incentive Plan) would continue to equal 20% of the Company’s total outstanding shares, assuming that all shares under the 2005 Incentive Plan and the 2013 Incentive Plan were exercised. The 2013 Incentive Plan was approved by the Company’s shareholders at the 2013 annual shareholders’ meeting.

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

In May 2015, the Company granted an additional 115,000 stock options at a price of $0.65 to certain directors and the chairman of the Company, for a total outstanding of 3,217,255 options at a weighted average price of $1.10. In September 2015, 120,000 options granted to one former employee were forfeited. As of September 30, 2015, 3,097,255 total options were outstanding at a weighted average price of $1.11. Of the 3,097,255 options outstanding, 2,744,130 options had vested.

Compensation expense related to stock options granted was $236,512 and $328,687 for the nine months ended September 30, 2015 and September 30, 2014, respectively. Compensation expense is based on the fair value of the option estimated at the date of grant using the Black-Scholes option-pricing model. Compensation expense is recognized on a straight line basis over the vesting period of the option.

NOTE 8 – BUSINESS SEGMENTS

The Company reports its activities as four business segments - Community Banking, Transaction Services, Asset Management and Parent Only, as defined in Note 1. In determining proper segment definition, the Company considers the materiality of a potential segment and components of the business about which financial information is available and regularly evaluated, relative to a resource allocation and performance assessment.

The following tables present selected financial information for the Company’s reportable business segments for the three and nine months ended September 30, 2015 and 2014.

		Holding Company
	Community	Transaction	Asset	Parent
	Banking	Services	Management	Only (1)	Total
For the three months ended
September 30, 2015
Interest income	$843,509	$-	$-	$-	$843,509
Interest expense	81,144	-	-	2,134	83,278
Net interest income	762,365	-	-	(2,134)	760,231
Provision for loan losses	150,000	-	-	-	150,000
Noninterest income	(60,783)	64	-	(132)	(60,851)
Noninterest expense	976,577	1,106,707	132,705	341,717	2,557,706
Income (loss) before income taxes	(424,995)	(1,106,643)	(132,705)	(343,983)	(2,008,326)
Income taxes	-	-	-	-	-
Net income (loss)	$(424,995)	$(1,106,643)	$(132,705)	$(343,983)	$(2,008,326)

(1)	Excludes equity in earnings of wholly-owned Bank subsidiary.

		Holding Company
	Community	Transaction	Asset	Parent
	Banking	Services	Management	Only (1)	Total
For the nine months ended
September 30, 2015
Interest income	$2,703,545	$-	$-	$-	$2,703,545
Interest expense	236,847	-	-	14,704	251,551
Net interest income	2,466,698	-	-	(14,704)	2,451,994
Provision for loan losses	150,000	-	-	-	150,000
Noninterest income	157,928	33,391	-	1,205	192,524
Noninterest expense	3,197,481	2,096,729	129,027	795,435	6,218,672
Income (loss) before income taxes	(722,855)	(2,063,338)	(129,027)	(808,934)	(3,724,154)
Income taxes	5,080	-	-	-	5,080
Net income (loss)	$(727,935)	$(2,063,338)	$(129,027)	$(808,934)	$(3,729,234)

(1)	Excludes equity in earnings of wholly-owned Bank subsidiary.

	Community
	Banking	Holding Company (2)	Eliminations	Total
As of September 30, 2015
Cash and due from banks	$5,996,959	$3,646,291	$(3,662,059)	$5,981,191
Federal funds sold	11,546,000	-	-	11,546,000
Investment securities	12,372,672	-	-	12,372,672
Loans receivable, net	64,288,549	-	-	64,288,549
Other real estate owned	1,308,900	631,320	-	1,940,220
Property and equipment, net	2,065,617	177,490	-	2,243,107
Other assets	785,832	431,238	-	1,217,070
Total assets	$98,364,529	$4,886,339	$(3,662,059)	$99,588,809

Deposits	$88,280,572	$-	$(3,662,059)	$84,618,513
Securities sold under
agreements to repurchase	23,641	-	-	23,641
Accrued and other	151,806	1,188,748	-	1,340,554
liabilities
Shareholders’ equity	9,908,510	3,697,591	-	13,606,101
Total liabilities and shareholders’ equity	$98,364,529	$4,886,339	$(3,662,059)	$99,588,809

(2)	Excludes investment in wholly-owned Bank subsidiary

		Holding Company
	Community	Transaction	Asset	Parent
	Banking	Services	Management	Only (1)	Total
For the three months ended
September 30, 2014
Interest income	$1,014,306	$-	$-	$-	$1,014,306
Interest expense	74,842	-	-	3,221	78,063
Net interest income	939,464	-	-	(3,221)	936,243
Reversal of provision for loan losses	-	-	-	-	-
Noninterest income	109,478	-	-	(23,475)	86,003
Noninterest expense	958,663	791,583	21,382	248,584	2,020,212
Income (loss) before income taxes	90,279	(791,583)	(21,382)	(275,280)	(997,966)
Income taxes	-	-	-	-	-
Net income (loss)	$90,279	$(791,583)	$(21,382)	$(275,280)	$(997,966)

(1)	Excludes equity in earnings of wholly-owned Bank subsidiary.

		Holding Company
	Community	Transaction	Asset	Parent
	Banking	Services	Management	Only (1)	Total
For the nine months ended
September 30, 2014
Interest income	$2,988,587	$-	$(22,664)	$-	$2,965,923
Interest expense	221,006	-	-	3,221	224,227
Net interest income	2,767,581	-	(22,664)	(3,221)	2,741,696
Reversal of provision for loan losses	(30,000)	-	-	-	(30,000)
Noninterest income	313,123	-	118,452	(93,168)	338,407
Noninterest expense	2,911,262	3,296,012	600,813	812,887	7,620,974
Income (loss) before income taxes	199,442	(3,296,012)	(505,025)	(909,276)	(4,510,871)
Income taxes	-	-	-	-	-
Net income (loss)	$199,442	$(3,296,012)	$(505,025)	$(909,276)	$(4,510,871)

(1)	Excludes equity in earnings of wholly-owned Bank subsidiary.

	Community Banking	Holding Company (2)	Eliminations	Total
As of September 30, 2014
Cash and due from banks	$5,745,103	$782,073	$(374,894)	$6,152,282
Federal funds sold	4,084,000	-	-	4,084,000
Investment securities	19,771,512	-	-	19,771,512
Loans receivable, net	65,782,786	-	-	65,782,786
Other real estate owned	1,360,357	1,383,200	-	2,743,557
Property and equipment, net	2,127,746	298,256	-	2,426,002
Other assets	1,053,323	279,779	-	1,333,102
Total assets	$99,924,827	$2,743,308	$(374,894)	$102,293,241

Deposits	$84,511,803	$-	$(374,894)	$84,136,909
Securities sold under
agreements to repurchase	37,415	-	-	37,415
Accrued and other liabilities	156,574	1,321,821	-	1,478,395
Borrowings	5,000,000	-	-	5,000,000
Note Payable	-	600,000	-	600,000
Shareholders’ equity	10,219,035	821,487	-	11,040,522
Total liabilities and	$99,824,827	$2,743,308	$(374,894)	$102,293,241
shareholders’ equity

(2) Excludes investment in wholly-owned Bank subsidiary

NOTE 9 — NOTE PAYABLE

In September 2014, the Company closed a $600,000 one-year borrowing. The loan was provided by a board member of the Bank and as a result needed to comply with Regulation O. Proceeds of the loan were used primarily to fund the research and development effort in the Transaction Services business segment. The loan was collateralized by a first perfected security interest in certain real estate assets of the Company. The loan was fully drawn at closing, and carried an annual interest rate of 7% per annum for the first six months on any outstanding borrowings and then stepped up to 8% per annum for the remaining 6 months of the term. On March 18, 2015, one of the parcels of real estate was sold and a payment was made on the loan so that the outstanding balance of the loan was $149,774, which was equal to the balance on June 30, 2015. The outstanding balance of $149,774 plus accrued interest was repaid in its entirety on September 3, 2015.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including information included or incorporated by reference in this document, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “believe,” “continue,” “assume,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in our forward-looking statements include, but are not limited, to the following:

●	suspension of business divisions or segments, including the digital banking, payments, and transaction services business;
●	strategies for growth and sources of new operating revenues;
●	operating revenues, expenses, effective tax rates, and other results of operations;
●	current and future products and services and plans to develop and promote them;
●	capital expenditures and our estimates regarding our capital expenditures;
●	liquidity, working capital requirements and access to funding;
●	cybersecurity risks, business disruptions or financial losses and changes in technology;
●	our shareholder relations;
●	litigation with current and/or former officers, directors and/or shareholders;
●	mergers and acquisition activity;
●	use of proceeds from sales of our securities;
●	our ability to comply with regulations;
●	relations with federal and state regulators;
●	listing our shares, including any listing on a national securities exchange;
●	changes in economic conditions;
●	credit losses;
●	the rate of delinquencies and amount of loans charged-off;
●	allowances for loan losses and loan loss provisions;
●	the lack of loan growth in recent years;

●	our ability to attract and retain key personnel;
●	our ability to protect, use, develop, market and otherwise exploit our proprietary technology and intellectual property;
●	our ability to retain our existing customers;
●	increases in competitive pressure in the banking and financial services industries;
●	adverse changes in asset quality and resulting credit risk related losses and expenses;
●	changes in the interest rate environment, business conditions, inflation and changes in monetary and tax policies;
●	changes in political, legislative or regulatory conditions;
●	loss of consumer confidence and economic disruptions resulting from terrorist activities or other military actions;
●	changes in deposit flows;
●	changes in accounting policies and practices; and
●	other risks and uncertainties detailed in other filings with the SEC.

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

Research and Development

All costs incurred to establish the technological feasibility of computer software to be sold, leased or otherwise marketed as research and development are expensed as incurred. Once technological feasibility has been established, the subsequent costs of producing, coding, and testing the products should be capitalized. The expensing of computer software costs is discontinued when the product is available for general release for customers. Currently, the Company has not achieved technological feasibility and is expensing all computer software purchases and development expenses related to research and development of its digital banking, payments and transaction services business. If technological feasibility is reached, the Company will capitalize costs as incurred until such point that the software being produced is available for general release to customers. On September 25, 2015, the Company suspended development of its digital banking, payments and transaction services business, and the board of directors will explore strategic alternatives for this line of business and the Company, including a reassessment of whether to purchase certain intellectual property assets and assume certain liabilities of MPIB.

Overview

The following discussion describes our results of operations for the three and nine month periods ended September 30, 2015 and 2014 and also analyzes our financial condition as of September 30, 2015.

The Company

The Company’s cash balances, independent of the Bank, were approximately $3.6 million and its real estate held for sale was approximately $631,000 at September 30, 2015 compared to cash balances of approximately $288,000 and real estate held for sale of $1.2 million at December 31, 2014. The increase in liquid assets of approximately $3.4 million is due primarily to $8.4 million in gross proceeds received as a result of the Series A Private Placement, partially offset by commissions and expenses paid in connection with the offering, the repayment of approximately $1.3 million in accrued accounts payable and liabilities, and expenses incurred related to the transaction services segment. The note payable to a related party which was advanced in September 2014, was repaid in its entirety in September 2015. See “Note 8 – Business Segments” and “Note 9 – Note Payable”, for additional information related to the transaction services segment and the related advance. On September 25, 2015, the Company suspended development of its digital banking, payments and transaction services business, and the board of directors intends to explore strategic alternatives for this line of business and the Company, including a reassessment of whether to pursue the asset purchase with MPIB. In connection with the suspension, the Company terminated the employment of those employees who were primarily engaged in developing the digital banking, payments and transaction services business, inlcuding Gordon A. Baird, the Company’s former Chief Executive Officer. The board of directors terminated the Company’s employment agreement with Mr. Baird effective as of September 25, 2015. No Bank employees were terminated, and there have been no material changes to the Bank’s operations. On October 4, 2015, the board of directors appointed Lawrence R. Miller, the president and chief executive officer of the Bank, as the Company’s interim Chief Executive Officer. The foregoing discussion is a summary only and should be read in conjunction with the 2014 Form 10-K as filed with the SEC as well as “Note 1 – Nature of Business and Basis of Presentation” and Management’s Discussion and Analysis in this Form 10-Q.

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

At September 30, 2015, we had total assets at the Bank of $98.4 million compared to $98.8 million at December 31, 2014. The largest components of total assets at the Bank are net loans, investment securities available for sale, other real estate owned, federal funds sold and cash and due from banks, which were $64.3 million, $12.4 million, $1.3 million, $11.5 million and $6.0 million, respectively, at September 30, 2015. Comparatively, our net loans, investment securities available for sale, other real estate owned, federal funds sold and cash and due from banks totaled $68.0 million, $15.6 million, $1.4 million, $5.6 million and $5.1 million, respectively, at December 31, 2014. At September 30, 2015, we had total liabilities at the Bank of approximately $88.5 million compared to approximately $88.3 million at December 31, 2014. The largest components of total liabilities at the Bank are deposits, which were $88.3 million and $83.0 million at September 30, 2015 and December 31, 2014, respectively.

The Consolidated Company

At September 30, 2015, we had total assets of $99.6 million, a decrease of $1.1 million, or 1.1%, from total assets of $100.7 million at December 31, 2014. The largest components of our total assets are net loans, investment securities available for sale, other real estate owned, federal funds sold and cash and due from banks, which were $64.3 million, $12.4 million, $1.9 million, $11.5 million and $6.0 million, respectively, at September 30, 2015. Comparatively, our net loans, investment securities available for sale, other real estate owned, federal funds sold and cash and due from banks totaled $68.0 million, $15.6 million, $2.6 million, $5.6 million and $5.3 million, respectively, at December 31, 2014.

Our liabilities and shareholders’ equity at September 30, 2015, totaled $86.0 million and $13.6 million, respectively, compared to liabilities of $91.3 million and shareholders’ equity of $9.4 million at December 31, 2014. The principal component of our liabilities is deposits, which were $84.6 million and $82.9 million at September 30, 2015 and December 31, 2014, respectively.

Our net loss was $2.0 million for the three months ended September 30, 2015, or $0.06 per diluted share, an increase of approximately $1.1 million, or 101.2%, compared to a net loss of $997,966, or $0.05 per diluted share, for the three months ended September 30, 2014. This increase in net loss was primarily driven by increases in product research and development expenses. While the Company’s liquidity constraints during the late part of 2014 and first five and a half months of 2015 resulted in a moderate decrease in such research and development efforts, such efforts were increased during the three months ended September 30, 2015.

Our net loss was $3.7 million for the nine months ended September 30, 2015, or $0.18 per share, a decrease of $781,637, or 17.3%, compared to a net loss of $4.5 million, or $0.22 per share, for the nine months ended September 30, 2014. This decrease in net loss was primarily driven by decreases in product research and development expenses. The Company’s liquidity constraints during the nine months ended September 30, 2015 as well as the late part of 2014 resulted in a moderate decrease in such research and development efforts.

Transaction Services

We began offering digital banking, payments and transaction services in October 2013 on a limited basis and since that time have focused on expanding and growing this line of business (the “digital banking business”). Product services included online bill pay, person-to-person payments, ACH services, debit and credit cards, merchant services, mobile bill pay and person-to-person payments as well as mobile remote deposit capture. On September 25, 2015, the Company suspended development of its digital banking business, and the board of directors intends to explore strategic alternatives for this line of business and the Company, including a reassessment of whether to pursue the asset purchase with MPIB. The Bank continues to offer its customers its existing services, but may not expand its digital banking business as originally planned.

Results of Operations

Three months ended September 30, 2015 and 2014

We recorded a net loss of $2.0 million, or $0.10 per diluted share, for the quarter ended September 30, 2015, compared to a net loss of $997,966, or $0.05 per diluted share, for the quarter ended September 30, 2014. This increase in net loss between comparable periods was primarily driven by increases in research and development and real estate owned activity, as well as losses recognized on the sale of investment securities. Each of these components is discussed in greater detail below.

The following table sets forth information related to our average balances, average yields on assets, and average costs of liabilities for the three months ended September 30, 2015 and 2014. We derived these yields by dividing annualized income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. The net amount of capitalized loan fees are amortized into interest income on loans.

	For the Three Months Ended September 30,
	2015			2014
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Federal funds sold and other	$17,643,203	$12,854	0.29%	$3,356,987	$7,406	0.88%
Investment securities	13,492,665	77,243	2.30	19,966,011	126,260	2.54
Loans (1)	65,792,657	753,412	4.59	67,088,432	880,640	5.27
Total interest-earning assets	$96,928,525	$843,509	3.49%	$90,411,430	$1,014,306	4.50%

NOW accounts	$7,995,257	$2,446	0.12%	$7,536,256	$2,202	0.12%
Savings & money market	35,951,424	21,581	0.24	38,001,476	22,138	0.23
Time deposits (excluding brokered
time deposits)	29,191,488	57,089	0.78	28,654,954	47,801	0.67
Brokered time deposits	-	-	-	-	-	-
Total interest-bearing deposits	73,138,169	81,116	0.44	74,192,686	72,141	0.39
Borrowings	83,346	2,162	10.40	4,394,042	5,922	0.54
Total interest-bearing liabilities	$73,221,515	$83,278	0.46%	$78,586,728	$78,063	0.40%

Net interest spread			3.03%			4.10%

Net interest income/ margin		$760,231	3.15%		$936,243	4.15%

(1)	Nonaccrual loans are included in average balances for yield computations.

For the three months ended September 30, 2015, we recognized $843,509 in interest income and $83,278 in interest expense, resulting in net interest income of $760,231, a decrease of $176,012, or 18.8%, over the same period in 2014. Average earning assets increased to $96.9 million for the three months ended September 30, 2015 from $90.4 million for the three months ended September 30, 2014, an increase of $6.5 million, or 7.2%. This increase in earning assets was primarily due to a $14.3 million increase in average federal funds sold and other interest bearing balances, partially offset by a $1.3 million decrease in average loans between periods and a $6.5 million decrease in average investment securities. Average interest bearing liabilities decreased $5.4 million to $73.2 million for the three months ended September 30, 2015 or 6.8% from $78.6 million for the same period in 2014. Net interest margin, calculated as annualized net interest income divided by average earning assets, decreased from 4.15% for the quarter ended September 30, 2014 to 3.15% for the quarter ended September 30, 2015, primarily due to a decrease in yield on earning assets from 4.50% to 3.49% between periods and an increase in cost of funds from 0.40% to 0.46% between periods due to the mix of liabilities and the timing of their repricing.

We recognized a provision for loan losses of $150,000 for the quarter ended September 30, 2015. No provisions for loan losses were recognized during the same period in 2014. The allowance as a percentage of gross loans remained consistent at 1.74% as of September 30, 2015 and 2014. Specific reserves were approximately $402,000 on impaired loans of $3.2 million as of September 30, 2015 compared to specific reserves of approximately $258,000 on impaired loans of $2.5 million as of September 30, 2014. As of September 30, 2015, the general reserve allocation was 1.18% of gross loans not impaired compared to 1.41% as of December 31, 2014. The provision for loan losses is discussed further below under “Provision and Allowance for Loan Losses.”

For the three months ended September 30, 2015, noninterest income was a loss of ($60,851) compared to income of $86,003 for the three months ended September 30, 2014, a decrease of $146,854, or 170.8%. Other noninterest income for the three months ended September 30, 2015 and 2014 was derived from service charges on deposits, customer service fees, and mortgage origination income. The primary contributor for this quarter’s decrease was due to the recognition of losses on sales of investment securities of approximately $129,000.

During the quarter ended September 30, 2015, we incurred noninterest expenses of $2.6 million, compared to noninterest expenses of $2.0 million for the quarter ended September 30, 2014, an increase of $537,494, or 26.6%. This increase in noninterest expenses for the three month period ended September 30, 2015 primarily resulted from increases in product research and development expenses of $371,139, an increase of $154,711 in real estate owned activity which includes expenses to carry other real estate, gains and losses on sales of other real estate, and write-downs on real estate owned, and an increase in occupancy and equipment of $39,228, partially offset by a decrease in compensation and benefits expense of $26,011.

We did not recognize any income tax benefit or expense for the three months ended September 30, 2015 due to our net operating loss thus far in 2015 at the Bank. We did not recognize any income tax benefit or expense for the three month period ended September 30, 2014 due to our net operating loss carryforward position. Accounting literature states that a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized. The determination of whether a deferred tax asset is realizable is based on weighing all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified. We will continue to analyze our deferred tax assets and related valuation allowance on a quarterly basis, taking into account performance compared to forecasted earnings as well as current economic and internal information.

Nine months ended September 30, 2015 and 2014

We recorded a net loss of $3.7 million or $0.18 per diluted share, for the nine months ended September 30, 2015, a decrease in loss of approximately $781,637 compared to a net loss of $4.5 million, or $0.07 per diluted share, for the nine months ended September 30, 2014. This decrease between comparable periods was primarily driven by decreases in product research and development expense and real estate owned activity as well as a decrease in interest income, losses recognized on the sale of investment securities and a decrease in gains recognized on loans held for sale in 2014. Each of these components is discussed in greater detail below.

The following table sets forth information related to our average balances, average yields on assets, and average costs of liabilities for the nine months ended September 30, 2015 and 2014. We derived these yields by dividing annualized income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. The net amounts of capitalized loan fees are amortized into interest income on loans.

	For the Nine Months Ended September 30,
	2015			2014
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Federal funds sold and other	$8,106,555	$34,886	0.58%	$4,678,396	$23,784	0.68%
Investment securities	14,621,763	256,789	2.36	20,070,705	393,178	2.64
Loans (1)	66,974,277	2,411,870	4.85	66,137,954	2,548,961	5.19
Total interest-earning assets	$89,702,595	$2,703,545	4.06%	$90,887,055	$2,965,923	4.39%

NOW accounts	$8,029,542	$7,260	0.12%	$7,110,899	$7,596	0.14%
Savings & money market	35,922,920	63,365	0.24	39,376,986	70,362	0.24
Time deposits (excluding brokered
time deposits)	29,328,314	165,378	0.76	27,988,773	134,239	0.65
Brokered time deposits	-	-	-	519,675	6,034	1.56
Total interest-bearing deposits	73,280,776	236,003	0.43	74,996,333	218,231	0.39
Borrowings	710,383	15,548	2.95	1,552,275	5,996	0.52
Total interest-bearing liabilities	$73,991,159	$251,551	0.46%	$76,548,608	$224,227	0.39%

Net interest spread			3.60%			4.00%

Net interest income/ margin		$2,451,994	3.68%		$2,741,696	4.06%

(1)	Nonaccrual loans are included in average balances for yield computations.

For the nine months ended September 30, 2015, we recognized $2.7 million in interest income and $251,551 in interest expense, resulting in net interest income of $2.5 million, a decrease of $289,702, or 10.6%, over the same period in 2014. Average earning assets decreased to $89.7 million for the nine months ended September 30, 2015 from $90.9 million for the nine months ended September 30, 2014, a decrease of $1.2 million, or 1.3%. This decrease in earning assets was due to a decrease of $5.4 million in average investment securities, offset by an increase of $3.4 million in average fed funds sold on other interest bearing balances and an increase of $836,323 in average loans. Average interest bearing liabilities decreased to $74.0 million for the nine months ended September 30, 2015 from $76.5 million for the nine months ended September 30, 2014 a decrease of $2.6 million, or 3.3%. Net interest margin, calculated as annualized net interest income divided by average earning assets, decreased from 4.06% for the nine months ended September 30, 2014 to 3.68% for the nine months ended September 30, 2015, primarily due to a decrease in yield on earning assets from 4.39% to 4.06% between periods.

We recognized provisions for loan losses of $150,000 for the nine months ended September 30, 2015 compared to the reversal of provision of $30,000 for the nine months ended September 30, 2014. The provision for loan losses is discussed further below under “Provision and Allowance for Loan Losses.”

For the nine months ended September 30, 2015, noninterest income was $192,524 compared to $338,407 for the nine months ended September 30, 2014, a decrease of $145,883, or 43.1%, between periods. Noninterest income for the nine months ended September 30, 2015 and 2014 was derived from service charges on deposits, customer service fees, rental income, mortgage origination income and gains on the sale of loans held for sale. Increases in mortgage origination income, customer service fees and other income were offset by the reduction in gain resulting from the sale of loans held for sale which were recognized in the prior year as well as by losses recognized on the sale of investment securities during the nine months ended September 30, 2015.

During the nine months ended September 30, 2015, we incurred noninterest expenses of $6.2 million, compared to noninterest expenses of $7.6 million for the nine months ended September 30, 2014, a decrease of $1.4 million, or 18.4%. This decrease in noninterest expenses resulted primarily from a decrease in product research and development expenses of $1.2 million and a decrease in real estate owned activity of $74,304, and a decrease in professional fees of $91,412. Compensation and benefits increased slightly by $8,073 due to the filling of vacancies at the Bank, partially offset by the reversal of stock compensation expense at the Company.

We recognized $5,080 in income tax expense for the nine months ended September 30, 2015 due to our net operating income at the Bank. We did not recognize any income tax benefit for the nine months ended September 30, 2014.

Assets and Liabilities

General

Total assets as of September 30, 2015 and December 31, 2014 were $99.6 million and $100.7 million, respectively, a decrease of $1.1 million. Loans, net of allowance decreased $3.7 million due to loan repayments and transfers to other real estate owned during the quarter. Other real estate owned decreased $617,237 due to the sale of one property during the nine months ended September 30, 2015 as well as due to the write down of two properties during the period. Investment securities available for sale decreased $3.2 million as a result of $4.9 million in maturities and paydowns and $152,209 in amortization, partially offset by $1.8 million in purchases and a $72,666 change in unrealized gains. Cash and cash equivalents increased $720,111 and federal funds sold increased $5.9 million. Other assets increased $256,039 due to increases in prepaid contract expenses net of amortization of approximately $115,000 and due to increases in costs related to intellectual property of approximately $150,000. At September 30, 2015, our total assets consisted principally of $6.0 million in cash and due from banks, $11.5 million in fed funds sold, $12.4 million in investment securities, $64.3 million in net loans, $2.2 million in property and equipment and $1.9 million in other real estate owned and repossessed assets. Our management closely monitors and seeks to maintain appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and demand.

Liabilities at September 30, 2015 totaled $86.0 million, representing a decrease of approximately $5.3 million compared to December 31, 2014, and consisted principally of $84.6 million in deposits, and $1.3 in accounts payable and accrued expenses. At September 30, 2015, shareholders’ equity was $13.6 million compared to $9.4 million at December 31, 2014. Shareholders’ equity increased due to proceeds received from the Series A Private Placement, net of commissions and expenses, of $7.6 million and stock option expense of $236,512, partially offset by the recognition of net loss of $3.7 million and $72,666 in unrealized losses on investment securities available for sale.

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, we invest a substantial percentage of our earning assets in our loan portfolio. At September 30, 2015, our gross loan portfolio consisted primarily of $31.4 million of commercial real estate loans, $16.6 million of commercial business loans, and $17.6 million of consumer and home equity loans. Our current loan portfolio composition is not materially different than the loan portfolio composition disclosed in the footnotes to the consolidated financial statements included in our 2014 Form 10-K. We experienced net repayments of $3.3 million during the nine months ended September 30, 2015 as a result of payoffs and repayments exceeding originations, while continuing to carefully consider liquidity needs and credit risk management.

The composition of net loans by major category is as follows:

	September 30, 2015	% of Total
Real estate:
Commercial	$23,696,795	36.2%
Construction and development	7,666,069	11.7
Single and multifamily residential	16,299,772	24.9
Total real estate loans	47,662,636	72.8
Commercial business	16,552,300	25.3
Consumer	1,348,721	2.1
Deferred origination fees, net	(135,599)	(0.2)
Gross loans, net of deferred fees	65,428,058	100.0%
Less allowance for loan losses	(1,139,509)
Loans, net	$64,288,549

	December 31, 2014	% of Total
Real estate:
Commercial	$25,246,396	36.6%
Construction and development	8,425,453	12.2
Single and multifamily residential	18,073,429	26.2
Total real estate loans	51,745,278	75.0
Commercial business	16,059,082	23.2
Consumer	1,372,906	2.0
Deferred origination fees, net	(149,823)	(0.2)
Gross loans, net of deferred fees	69,027,443	100.0%
Less allowance for loan losses	(1,032,776)
Loans, net	$67,994,667

The largest component of our loan portfolio at September 30, 2015 was $23.7 million of commercial real-estate loans, which represented 36.2% of the portfolio. The remainder of our loan portfolio consisted primarily of $16.3 million of single and multifamily residential loans, $7.7 million of construction and development loans, and $16.6 million of commercial business loans.

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

Refer to Note 5, Loans, for a table summarizing delinquencies and nonaccruals, by portfolio class, as of September 30, 2015 and December 31, 2014. Total delinquent and nonaccrual loans increased from $794,718 at December 31, 2014 to $2.5 million at September 30, 2015, an increase of $1.7 million, or 209.7%. This increase was a result of movement in several categories, including due to the transfer of seven loans to other categories during the nine months ended September 30, 2015. Past due loans decreased as the previous past due loan was settled within the quarter. At September 30, 2015, nonaccrual loans represented 3.75% of gross loans compared to 0.7% of gross loans as of December 31, 2014. Loans past due 30-89 days are considered potential problem loans and amounted to $260,661 as of December 31, 2014. There were no loans past due 30-89 days as of September 30, 2015.

Another method used to monitor the loan portfolio is credit grading. As part of the loan review process, loans are given individual credit grades, representing the risk we believe is associated with the loan balance. Credit grades are assigned based on factors that impact the collectability of the loan, the strength of the borrower, the type of collateral, and loan performance. Commercial loans are individually graded at origination and credit grades are reviewed on a regular basis in accordance with our loan policy. Consumer loans are assigned a “pass” credit rating unless something within the loan warrants a specific classification grade. Refer to Note 5, Loans, for a table summarizing management’s internal credit risk grades, by portfolio class, as of September 30, 2015 and December 31, 2014.

Loans graded one through four are considered “pass” credits. At September 30, 2015, approximately 92% of the loan portfolio had a credit grade of “pass” compared to 95% at December 31, 2014. For loans to qualify for this grade, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment. Consumer loans are assigned a “pass” credit rating unless something within the loan warrants a specific classification grade.

Loans with a credit grade of five are not considered classified; however they are categorized as a special mention or watch list credit, and are considered potential problem loans. This classification is utilized by us when we have an initial concern about the financial health of a borrower. These loans are designated as such in order to be monitored more closely than other credits in our portfolio. We then gather current financial information about the borrower and evaluate our current risk in the credit. We will then either reclassify the loan as “substandard” or back to its original risk rating after a review of the information. There are times when we may leave the loan on the watch list, if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we determine to review the loan on a more regular basis. Loans on the watch list are not considered problem loans until they are determined by management to be classified as substandard. As of September 30, 2015, we had loans totaling $1.6 million on the watch list compared to $730,565 as of December 31, 2014, an increase of approximately $885,000 or 121.1%. This increase in watch list loans was due to three loans being downgraded during the period, partially offset by two loans moving to classified during the quarter.

Loans graded six or greater are considered classified credits. At September 30, 2015 and December 31, 2014, classified loans totaled $3.7 million and $2.7 million, respectively. The increase in this category of $1.0 million, or 37.8%, during the nine months ended September 30, 2015 is primarily due to one loan moving to other real estate owned for $300,000 which included a charge off of approximately $46,000 as well as $267,124 in loan paydowns and five loans being deemed impaired for $1.3 million. Classified credits are evaluated for impairment on a quarterly basis.

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

At September 30, 2015, impaired loans totaled $3.2 million, all of which were valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral. Market values were obtained using independent appraisals, updated in accordance with our reappraisal policy, or other market data such as recent offers to the borrower. As of September 30, 2015, we had loans totaling approximately $506,000 that were classified in accordance with our loan rating policies but were not considered impaired. Refer to Note 5, Loans, for a table summarizing information relative to impaired loans, by portfolio class at September 30, 2015 and December 31, 2014.

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

At September 30, 2015 and December 31, 2014, the principal balance of TDRs was approximately zero and $343,000, respectively. During this period, the principal balance of TDRs decreased to zero because the loan constituting our sole TDR defaulted and was transferred to other real estate owned. As of September 30, 2014, the carrying balance of TDRs consisted of one performing loan for approximately $344,000, which was restructured and granted a period of interest only payments during January 2014. During the nine months ended September 30, 2014, the two loans classified as held for sale and previously classified as TDRs were sold for total proceeds of $1,033,000. A success fee of approximately $41,000 and a gain of approximately $118,000 was recognized as a result of this sale.

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. At September 30, 2015, the allowance for loan losses was $1.1 million, or 1.74% of gross loans, compared to $1.0 million at December 31, 2014, or 1.49% of gross loans. The allowance for loan losses increased due to the recognition of provision for loan losses of $150,000, offset by one charge-off for approximately $46,000 which was recognized during the period.

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

Our allowance for loan losses consists of both specific and general reserve components. The specific reserve component relates to loans that are impaired loans as defined in FASB ASC Topic 310, “Receivables”. Loans determined to be impaired are excluded from the general reserve calculation described below and evaluated individually for impairment. Impaired loans totaled $3.2 million at September 30, 2015, with an associated specific reserve of $402,190. See Note 5, Loans, as well as the above discussion under “Loan Performance and Asset Quality” for additional information related to impaired loans.

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

Refer to Note 5, Loans, for a table summarizing activity related to our allowance for loan losses for the quarter ended September 30, 2015 and 2014, by portfolio segment. As of September 30, 2015, the allowance for loan losses was $1.1 million, or 1.74% of gross loans, compared to $1.0 million, or 1.49% of gross loans, as of December 31, 2014 and $1.2 million, or 1.74% of gross loans, as of September 30, 2014. We recognized a reversal of provision for loan losses of $30,000 for the nine months ended September 30, 2014. We recognized a provision for loan losses of $150,000 for the nine months ended September 30, 2015. Charge-offs thus far in 2015 relate to the write-down of collateral to fair value, against specific reserves, at the time of repossession. The charge-offs during the nine months ended September 30, 2014 related to three commercial loans and write-downs of collateral to fair value against specific reserves. Partial charge-offs were based on recent appraisals and evaluations on one residential loan and one construction and development loan in the process of foreclosure. Loans with partial charge-offs are typically considered impaired loans and may remain on nonaccrual status.

Other Real Estate Owned and Repossessed Assets

At September 30, 2015 and December 31, 2014, we had approximately $1.9 and $2.6 million in other real estate owned, respectively. During the nine months ended September 30, 2015, we completed the sale of two parcels of real estate. The sale of those parcels of real estate resulted in a gain of approximately $11,938 which is included in the net loss below. The following table summarizes changes in other real estate owned and repossessed assets for the nine months ended September 30, 2015 and 2014:

	2015	2014
Balance at beginning of period	$2,557,457	$2,508,170
Repossessed property acquired in settlement of loans	300,000	1,143,000
Proceeds from sales of repossessed property	(582,295)	(505,263)
Loss on sale and write-downs of repossessed property, net	(334,942)	(402,350)
Balance at end of period	$1,940,220	$2,743,557

As of September 30, 2015, other real estate owned consisted of residential land lots valued at $31,320, commercial land valued at $900,000 and commercial office space valued at $1.0 million. During 2014, other real estate owned for the Company increased due to the repossession of one property of $809,000, partially offset by the sale of real estate owned purchased from the Bank for proceeds of approximately $151,000, which resulted in losses of approximately $3,000 to the Company. In addition, the Company recognized write downs on real estate owned purchased from the Bank of approximately $579,000 during 2014 and write downs of $122,780 during 2015. On March 18, 2015, proceeds of $452,593 were received from the sale of one piece of real estate which was used as collateral on the note payable. The full amount of proceeds was applied towards the remaining balance due on the note. On March 5, 2015, one nonaccrual loan at the Bank for $343,266 was transferred to other real estate owned for $300,000, net of a specific reserve, which includes $34,327 in selling costs, of $43,266. The specific reserve was included in the December 31, 2014 allowance amounts. On March 20, 2015, proceeds of $62,306 were received from the sale of one piece of real estate held by the Bank. No gains or losses were recognized as a result of this transaction. In March 2015, the Bank entered into a contract to sell one piece of real estate which it closed in April 2015. Proceeds of approximately $65,000 were received and a loss of approximately $5,200 was recognized as a result of this sale.

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

Deposits

Our primary source of funds for loans and investments is our deposits. At September 30, 2015, we had $84.6 million in deposits, representing an increase of $1.7 million compared to December 31, 2014. Deposits at September 30, 2015 consisted primarily of $21.8 million in demand deposit accounts, $33.3 million in money market accounts and $29.5 million in time deposits. As brokered deposits and advances have matured, we have not replaced these funds with wholesale funding as we have sought to reduce our reliance on brokered time deposits and other noncore funding sources. Our loan-to-deposit ratio was 76.0% and 82.0% at September 30, 2015 and December 31, 2014, respectively.

Borrowings

We use borrowings to fund growth of earning assets in excess of deposit growth. At September 30, 2015 and December 31, 2014, there were $23,641 and $153,603, respectively, in borrowings representing customer repurchase agreements.

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

The Company

The Company’s cash balances, independent of the Bank, were approximately $3.6 million and its real estate held for sale was $631,320 at September 30, 2015 compared to cash balances of approximately $288,000 and real estate held for sale of $1.2 million at December 31, 2014. The increase in liquid assets of approximately $3.4 million is due primarily to the receipt of gross cash proceeds of approximately $8.4 million related to the Series A Private Placement, partially offset by the payment of commissions and expenses in connection with the Series A Private Placement and expenses incurred related to the transaction services segment. In addition, the Company has payables due to unsecured vendors of $1.2 million. The note payable to a related party which was advanced in September 2014, was repaid in its entirety in September 2015. See “Note 8 – Business Segments”, and “Note 9 - Note Payable“ for additional information related to the transaction services segment and the related advance. On September 25, 2015, the Company suspended development of its digital banking, payments and transaction services business, and the board of directors intends to explore strategic alternatives for this line of business and the Company, including a reassessment of whether to pursue the asset from MPIB. The Company has terminated the employment of those employees who were primarily engaged in developing the digital banking, payments and transaction services business, including Gordon A. Baird, the Company’s former Chief Executive Officer. The Company’s employment agreement with Mr. Baird was terminated as well effective September 25, 2015. No Bank employees have been terminated, and there have been no material changes to the Bank’s operations. The foregoing discussion is a summary only and should be read in conjunction with the 2014 Form 10-K as filed with the SEC as well as “Note 1 – Nature of Business and Basis of Presentation” and Management’s Discussion and Analysis in this Form 10-Q.

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

The Bank

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity at the Bank. We currently have $17.5 million in cash and fed funds sold. If our cash needs at the Bank exceed that, we plan to liquidate temporary investments and generate deposits within our market. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. Our investment securities available for sale at September 30, 2015 amounted to $12.4 million, or 12.4% of total assets. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. At September 30, 2015, $2.9 million of our investment portfolio was pledged against outstanding debt. Therefore, the related debt would need to be repaid prior to the securities being sold and converted to cash.

The Bank is a member of the FHLB, from which applications for borrowings can be made for leverage purposes. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. At September 30, 2015, we had collateral that would support approximately $39.6 million in additional borrowings. We are subject to the FHLB’s credit risk rating policy which assigns member institutions a rating which is reviewed quarterly. The rating system utilizes key factors such as loan quality, capital, liquidity, profitability, etc. Our ability to access our available borrowing capacity from the FHLB in the future is subject to our rating and any subsequent changes based on our financial performance as compared to factors considered by the FHLB in their assignment of our credit risk rating each quarter.

The Bank also pledges collateral to the Federal Reserve Bank’s Borrower-in-Custody of Collateral program, and our available credit under this program was $10.3 million as of September 30, 2015.

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

The Consolidated Company

The Company’s level of liquidity is measured by the cash, cash equivalents, and investment securities available for sale to total assets ratio and was 30.0% at September 30, 2015 compared to 26.3% as of December 31, 2014. The increase in liquidity is due to the increase in fed funds sold, primarily as a result of the receipt of proceeds from the Series A Private Placement.

Impact of Off-Balance Sheet Instruments

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2015, we had issued commitments to extend credit of $2.5 million through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Capital Resources

Total shareholders' equity increased from $9.4 million for December 31, 2014 to $13.6 million for September 30, 2015. This increase is the result of the receipt of gross cash proceeds of approximately $8.4 million related to the Series A Private Placement (net commissions and expenses), compensation expense related to stock options of $236,512, $72,666 of other comprehensive income, which consists exclusively of unrealized loss on investmnt securities available for sale, partially offset by the recognition of a net loss of $3.7 million. Due to regulatory restrictions, the Bank may not be a source of cash or capital for affiliates and may not be relied on as a source of financing. The foregoing discussion is a summary only and should be read in conjunction with the 2014 Form 10-K as filed with the SEC as well as “Note 1 – Nature of Business and Basis of Presentation” and Management’s Discussion and Analysis in this Form 10-Q.

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

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at September 30, 2015 and December 31, 2014.

					To be well capitalized
					under prompt
			For capital adequacy		corrective action
			purposes		provisions
	Actual		Minimum		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2015
Total Capital (to risk
weighted assets)	$10,759,000	14.6%	$5,897,000	8.0%	$7,371,000	10.0%
Tier 1 Capital (to risk
weighted assets)	9,835,000	13.3	2,948,000	4.0	4,423,000	6.0
Tier 1 Capital (to
average assets)	9,835,000	9.8	4,005,000	4.0	5,006,000	5.0
Common Equity Tier
1 Capital (to risk
weighted assets)	9,835,000	13.3	3,317,000	4.5	3,317,000	4.5

As of December 31, 2014
Total Capital (to risk
weighted assets)	$11,494,000	15.3%	$6,023,000	8.0%	$7,534,000	10.0%
Tier 1 Capital (to risk
weighted assets)	10,551,000	14.5	3,014,000	4.0	4,521,000	6.0
Tier 1 Capital (to
average assets)	10,551,000	10.2	3,970,000	4.0	4,963,000	5.0
Common Equity Tier
1 Capital (to risk
weighted assets)	n/a	n/a	n/a	n/a	n/a	n/a

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, including our interim Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, our interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our interim Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

We are a party to claims and lawsuits arising in the ordinary course of business. Management is not aware of any material pending legal proceedings against the Company which, if determined adversely, would have a material adverse impact on the Company’s financial position, results of operations or cash flows.

Item 1A. Risk Factors

The following risk factors update the risk factors previously disclosed in our reports filed with the Securities and Exchange Commission from time to time and should be carefully considered. If any of the following occur, our business, financial condition, operating results, and cash flows could be materially adversely affected. Shareholders should also refer to the risks described under the caption “Risk Factors” in our most recent Annual Report on Form 10-K.

We may not pursue our digital banking business.

We began offering digital banking, payments and transaction services in October 2013 on a limited basis and since that time have focused on expanding and growing this digital banking business. On September 25, 2015, we suspended development of this business and the board of directors has begun exploring strategic alternatives for, and determining whether to resume, this line of business. In addition, in conjunction with the suspension, the Company terminated the employment of those employees who were primarily engaged in developing the digital banking business, including Gordon A. Baird, the Company’s former chief executive officer. If our board determines to resume this line of business, we will need to replace our entire management team engaged in developing the business, raise a material amount of additional capital, and renegotiate certain third party agreements including our license agreement with MPIB, any of which we may not be able to do in a timely fashion or at all.

We may face regulatory restrictions and other obstacles in connection with our business model.

The Bank is subject to oversight by the OCC, and the Company is subject to oversight by the Federal Reserve, and, therefore, in many cases we must obtain prior approval or nonobjection to engage, grow, or expand our business activities, including but not limited to our digital banking business. There can be no assurances that these approvals or nonobjections can be obtained or that, if they are obtained, they would be on terms that would allow us to operate our business as we see fit, including our digital banking, payments and transaction services business.

As long as we are subject to supervision by the OCC and the Federal Reserve, our ability to execute on our business model is subject to review. The OCC and the Federal Reserve have the ability to limit our growth if they believe we are growing one or more business segments too quickly, especially in comparison to our banking business, or without sufficient internal controls. The OCC and the Federal Reserve also have the ability to limit our business plans if they conclude that we lack appropriate managerial resources and expertise, risk management controls, policies, and procedures, and/or other assessment tools. There can be no assurance that we will be successful in implementing the steps necessary to execute on our business model, even where regulators have approved of the business model. Revenues, if any, may occur later than expected and/or we may incur expenses that are never be recouped. We may experience material losses as a result of these and other factors.

In addition, these regulatory burdens could strain management resources, distracting the management team and disrupting our traditional banking business. For example, we or the Bank may need to obtain approval from the OCC or the Federal Reserve for certain actions and/or establish compliance controls and procedures, both of which could require significant management engagement. A prolonged strain on management resources or distraction of management’s attention, and any delays or difficulties encountered in connection with this line of business, could have a material adverse effect on our overall business, financial condition and results of operations.

We may need to raise additional capital and that capital may not be available on favorable terms, if at all.

Our management may adopt or deploy business strategies or plans the execution of which requires securing additional capital. Our ability to raise additional capital will depend on a number of factors outside of our control, including conditions in the capital markets. There is a risk we will not be able to raise the capital we need at all or upon favorable terms. If we cannot raise capital when needed, we would not be able to implement any such strategies or plans developed by management and we may be subject to increased regulatory supervision and restriction. Any restrictions imposed by regulators could have a material adverse effect on our financial condition and results of operations, whether directly or indirectly.

Even if we are successful in raising additional capital, operating losses on a consolidated basis may continue for a significant period of time if, for example, the Company continues to invest in product research and development and customer marketing. At times, these operating losses could be significant. On an unconsolidated basis, we continue to prioritize maintaining sustainable profitability at the Bank level, even if other operating subsidiaries or the Company operate at a loss. The Company seeks to maintain capital resources at both the Bank and at the Company, as well as at any future subsidiary, to adequately finance their operations.

The Company may pursue additional financings to maintain adequate capital resources and/or execute on business strategies. Financings, if any, may include the issuance of debt or equity securities, which issuances could dilute the percentage ownership interests of our shareholders and dilute the per share book value of our stock. In addition, new investors could have rights, preferences, and privileges senior to our current shareholders.

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

Date: November 3, 2015	By: /s/Lawrence R. Miller
Lawrence R. Miller
Interim Chief Executive Officer
(Principal Executive Officer)

By: /s/Martha L. Long
Martha L. Long
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certification.

101 The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 and 2014, (iii) Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for nine months ended September 30, 2015 and 2014, and (v) Notes to Consolidated Financial Statements