Form 10-K
period 2015-12-31
Independence Bancshares, Inc.
filed 2016-03-25
CIK 1311828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2015.

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

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock
________________________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2015, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon an estimate the last sales price of the registrant’s common stock of $0.43 was approximately $8,816,187.

The number of shares outstanding of the issuer’s common stock, as of March 25, 2016 was 20,502,760.

Documents Incorporated By Reference

None.

PART I

As used in this Annual Report on Form 10-K, “we,” “our” and “us” refer to Independence Bancshares, Inc. and its subsidiaries, collectively unless the context requires otherwise.

Cautionary Note Regarding Forward-Looking Statements

This Annual report on Form 10-K, including information included or incorporated by reference in this document, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “believe,” “continue,” “assume,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in our forward-looking statements include, but are not limited, to the following:

●	suspension of business divisions or segments, including the digital banking, payments, and transaction services business;
●	strategies for growth and sources of new operating revenues;
●	operating revenues, expenses, effective tax rates, and other results of operations;
●	current and future products and services and plans to develop and promote them;
●	capital expenditures and our estimates regarding our capital expenditures;
●	liquidity, working capital requirements and access to funding;
●	cybersecurity risks, business disruptions or financial losses and changes in technology;
●	our shareholder relations;
●	defense of litigation brought by current and/or former officers, directors and/or shareholders;
●	mergers and acquisition activity;
●	use of proceeds from sales of our securities;
●	our ability to comply with regulations;
●	relations with federal and state regulators;
●	listing our shares, including any listing on a national securities exchange;
●	changes in economic conditions;
●	credit losses;
●	the rate of delinquencies and amount of loans charged-off;
●	allowances for loan losses and loan loss provisions;
●	the lack of loan growth in recent years;
●	our ability to attract and retain key personnel;
●	our ability to protect, use, develop, market and otherwise exploit our proprietary technology and intellectual property;
●	our ability to retain our existing customers;
●	increases in competitive pressure in the banking and financial services industries;

●	adverse changes in asset quality and resulting credit risk related losses and expenses;
●	changes in the interest rate environment, business conditions, inflation and changes in monetary and tax policies;
●	changes in political, legislative or regulatory conditions;
●	loss of consumer confidence and economic disruptions resulting from terrorist activities or other military actions;
●	changes in deposit flows;
●	changes in accounting policies and practices; and
●	other risks and uncertainties detailed in other filings with the SEC.

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

On May 31, 2005, the Company sold 2,085,010 shares of its common stock in its initial public offering. All shares were sold at $10.00 per share. The offering raised approximately $20.5 million, net of offering costs. On December 31, 2012, the Company sold 17,648,750 shares of its common stock at $0.80 per share to certain accredited investors in a Private Placement (the “Private Placement”) for gross proceeds of $14.1 million. On August 1, 2013, the Company sold 769,000 shares of its common stock at a price of $0.80 per share to certain existing shareholders in a follow-on offering for gross proceeds of approximately $615,200 (the “Follow-on Offering”). On May 14, 2015, the Company issued 8,425 shares of Series A convertible preferred stock (the “Series A Shares”) to certain institutional investors and members of the Company’s management team at a price of $1,000 per share for gross proceeds of approximately $8,425,000 (the “Series A Private Placement”). Each Series A share is convertible, at the holder’s option, into 1,250 shares of common stock and each Series A Share ranks senior to our common stock with respect to dividends, distributions and liquidation preferences. The Series A shares have a liquidation preference of $1,000 per share. Also on May 14, 2015, the Company entered into a license agreement with MPIB Holdings, LLC (“MPIB”) pursuant to which it received a non-exclusive, non-transferable, non-licensable, worldwide license to use certain intellectual property of MPIB related to mobile payments and digital transactions. On January 4, 2016, the parties amended and restated the license agreement (the “Amended and Restated License Agreement”) pursuant to which MPIB agreed to make the license perpetual, subject to termination rights of the parties set forth in the Amended and Restated License Agreement, in exchange for the Company’s payment of an additional license fee of $275,000. On September 25, 2015, the Company suspended development of its digital banking, payments and transaction services business, and the board of directors is exploring strategic alternatives for this line of business and the Company. As previously disclosed, in conjunction with the suspension, the Company terminated the employment of the employees who were primarily engaged in developing the digital banking, payments and transaction services business, including Gordon A. Baird, the Company’s former Chief Executive Officer. The board of directors terminated the

Company’s employment agreement with Mr. Baird effective as of September 25, 2015. No Bank employees were terminated, and there have been no material changes to the Bank’s operations. On October 4, 2015, the board of directors appointed Lawrence R. Miller, the president and chief executive officer of the Bank, as the Company’s interim Chief Executive Officer.

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

Location and Service Area

Our primary market is Greenville County, which is located in the upstate region of South Carolina. The cities of Fountain Inn, Greenville, Greer, Mauldin, Simpsonville, and Travelers Rest make up Greenville County. The Greenville metropolitan area, positioned on the I-85 corridor, is home to one of the strongest manufacturing centers in the country, including approximately 250 international companies, such as the North American headquarters of BMW and Michelin, as well as Fluor Corporation, General Electric, and Lockheed Martin. Greenville County has a population of approximately 482,000, with a five-year projected annual growth rate of almost 3%, according to the South Carolina Community Profiles published by the South Carolina Budget and Control Board’s Office of Research and Statistics. The area’s demographics have changed considerably over the past 10 years and currently over 42,000 businesses are operating within the county limits, according to the U.S. Census Bureau.

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

Credit Cards

The Bank offers Visa branded credit cards for personal and business clients in coordination with a third party vendor known as ServisFirst Bank. Two types of credit cards are offered to consumers and businesses: Visa Platinum Card with no annual fee and Visa Platinum Card with cash back feature that is charged an annual fee. Clients enjoy the freedom of Visa acceptance worldwide with available 24/7 customer support as well as protection and security services.

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

Real Estate Mortgage Loans. The principal component of our loan portfolio is loans secured by real estate mortgages. We obtain a security interest in real estate whenever possible, in addition to any other available collateral, in order to increase the likelihood of the ultimate repayment of the loan. At December 31, 2015, loans secured by mortgages on real estate — first mortgages of approximately $44.7 million and second mortgages of approximately $4.6 million — made up approximately 73% of our loan portfolio.

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

MARKET SHARE

As of June 30, 2015, the most recent date for which FDIC deposit market share data is available, total deposits in the Greenville-Anderson-Mauldin, South Carolina MSA were over $14.8 billion, an increase of approximately 7.2% from $13.8 billion as of June 30, 2014. At June 30, 2015 and 2014, the Bank’s deposits represented 0.62% and 0.64% of this market, respectively.

DIGITAL BANKING, PAYMENTS & TRANSACTION SERVICES BUSINESS

Our Strategy

We began offering digital banking, payments and transaction services in October 2013 on a limited basis through the Bank’s Mobiliti application and until September 2015 we focused on expanding and growing this line of business (the “digital banking business”). On September 25, 2015, we suspended further development of our digital banking business and payments and transaction services business as the board of directors explores strategic alternatives for this line of business and the Company. The Bank continues to offer its customers its existing services through the Mobiliti application, but may not expand its digital banking business as originally planned.

Research and Development

All costs incurred to establish the technological feasibility of computer software to be sold, leased or otherwise marketed as research and development are expensed as incurred. Once technological feasibility has been established, the subsequent costs of producing, coding and testing the products should be capitalized. The expensing of computer software costs is discontinued when the product is available for general release for customers. The Company has not achieved technological feasibility and is expensing all computer software purchases and development expenses related to research and development of its digital banking, payments and transaction services business and on September 25, 2015 the Company suspended further development of its digital banking and payments and transaction services business. During the year ended December 31, 2015 and 2014, we incurred product research and development expenses of approximately $2.2 million and $4.9 million, respectively.

Business Segments

The Company reports its activities as four business segments — Community Banking, Transaction Services, Asset Management and Parent Only. In determining proper segment definition, we consider the materiality of a potential segment and components of the business about which financial information is available and regularly evaluated, relative to a resource allocation and performance assessment. Please refer to “Note 19 — Business Segments” for further information on the reporting for the four business segments.

INTELLECTUAL PROPERTY

We rely on a combination of intellectual property laws, confidentiality procedures and contractual provisions to protect our proprietary technology and products and services. We have registered or have applied for the registration in the United States certain trademarks, service marks, and domain names used by the Company. The Company owns an incontestable United States trademark registration for “Independence National Bank”, U.S. Reg. No 3234648, and pending United States trademark applications for our trade name “nD bancgroup,” Serial No. 86075221. As described above, from time to time we have filed, and may in the future file, patent applications to protect our proprietary technology and products and services. The Company has not been granted any form of patent protection from the U.S. Patent and Trademark Office or other government entity that grants intellectual property protections. We continue to explore alternatives regarding the type of protection to pursue regarding the Company’s proprietary technology and products and services. Please refer to “Item 1A. Risk Factors” for further information on intellectual property.

EMPLOYEES

As of March 25, 2016, we had 30 full-time employees and three part-time employees.

CAPITAL

As of December 31, 2015, the Company had total shareholders’ equity of $12.6 million. The Company’s and the Bank’s regulatory capital ratios as of December 31, 2015 were as follows:

	Bank			Holding Company
	2015	2014	2013	2015	2014	2013
Total risk-based capital	14.1%	15.3%	15.7%	12.8%	14.0%	24.0%
Tier 1 risk-based capital	12.8%	14.0%	14.5%	16.7%	12.7%	22.7%
Leverage capital	10.0%	10.6%	10.2%	13.0%	9.7%	16.0%
Common Equity to Tier 1 Capital	12.8%	n/a	n/a	16.7%	n/a	n/a

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

General Overview

Compliance with legal and regulatory requirements is a highly complex and integral part of our day-to-day operations. Our products and services are generally subject to federal, state and local laws and regulations, including:

●	anti-money laundering laws;
●	privacy and information safeguard laws;
●	consumer protection laws; and
●	bank regulations.

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

Recent Legislative and Regulatory Developments

Although the financial crisis has now passed, two legislative and regulatory responses - the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the Basel III-based capital rules – will continue to have an impact on our operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, President Obama signed into law the Dodd-Frank Act. The Dodd-Frank Act specifically impacts financial institutions in numerous ways, including:

●	The creation of a Financial Stability Oversight Council responsible for monitoring and managing systemic risk,
●	Granting additional authority to the Board of Governors of the Federal Reserve “(Federal Reserve”) to regulate certain types of nonbank financial companies,
●	Granting new authority to the FDIC as liquidator and receiver,
●	Changing the manner in which deposit insurance assessments are made,
●	Requiring regulators to modify capital standards,
●	Establishing the Consumer Financial Protection Bureau (the “CFPB”),
●	Capping interchange fees that banks with assets of $10 billion or more charge merchants for debit card transactions,
●	Imposing more stringent requirements on mortgage lenders, and
●	Limiting banks’ proprietary trading activities.

There are many provisions in the Dodd-Frank Act mandating regulators to adopt new regulations and conduct studies upon which future regulation may be based. While some have been issued, many remain to be issued. Governmental intervention and new regulations could materially and adversely affect our business, financial condition and results of operations.

Basel Capital Standards

Regulatory capital rules released in July 2013 to implement capital standards referred to as Basel III and developed by an international body known as the Basel Committee on Banking Supervision, impose higher minimum capital requirements for bank holding companies and banks. The rules apply to all national and state banks and savings associations, regardless of size and bank holding companies and savings and loan holding companies with $500 million or more in total consolidated assets. More stringent requirements are imposed on “advanced approaches” banking organizations— those organizations with $250 billion or more in total consolidated assets, $10 billion or more in total foreign exposures, or that have opted in to the Basel II capital regime. The requirements in the rule began to phase in on January 1, 2015 for the Bank. The requirements in the rule will be fully phased in by January 1, 2019.

The rule includes certain new and higher risk-based capital and leverage requirements than those currently in place. Specifically, the following minimum capital requirements apply to the Bank:

●	a new common equity Tier 1 risk-based capital ratio of 4.5%;
●	a Tier 1 risk-based capital ratio of 6% (increased from the former 4% requirement);
●	a total risk-based capital ratio of 8% (unchanged from the former requirement); and
●	a leverage ratio of 4% (also unchanged from the former requirement).

Under the rule, Tier 1 capital is redefined to include two components: Common Equity Tier 1 capital and additional Tier 1 capital. The new and highest form of capital, Common Equity Tier 1 capital, consists solely of common stock (plus related surplus), retained earnings, accumulated other comprehensive income, and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 capital includes other perpetual instruments historically included in Tier 1 capital, such as noncumulative perpetual preferred stock Tier 1 capital generally consists of instruments that previously qualified as Tier 2 capital plus instruments that the rule has disqualified from Tier 1 capital treatment. Cumulative perpetual preferred stock, formerly includable in Tier 1 capital, is now included only in Tier 2 capital; except that the rule permits bank holding companies with less than $15 billion in total consolidated assets to continue to include trust preferred securities and cumulative perpetual preferred stock issued before May 19, 2010 in Tier 1 capital (but not in Common Equity Tier 1 capital), subject to certain restrictions. Accumulated other comprehensive income (AOCI) is presumptively included in Common Equity Tier 1 capital and often would operate to reduce this category of capital. The rule provided a one-time opportunity at the end of the first quarter of 2015 for covered banking organizations to opt out of much of this treatment of AOCI. We made this opt-out election and, as a result, will retain the pre-existing treatment for AOCI.

In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three measurements (Common Equity Tier 1, Tier 1 capital and total capital). The capital conservation buffer will be phased in incrementally over time, becoming fully effective on January 1, 2019 and will consist of an additional amount of common equity equal to 2.5% of risk-weighted assets. As of January 1, 2016, we are required to hold a capital conservation buffer of 0.625%, increasing by that amount each successive year until 2019.

In general, the rules have had the effect of increasing capital requirements by increasing the risk weights on certain assets, including high volatility commercial real estate, certain loans past due 90 days or more or in nonaccrual status, mortgage servicing rights not includable in Common Equity Tier 1 capital, equity exposures, and claims on securities firms, that are used in the denominator of the three risk-based capital ratios.

Volcker Rule

Section 619 of the Dodd-Frank Act, known as the “Volcker Rule”, prohibits any bank, bank holding company, or affiliate (referred to collectively as “banking entities”) from engaging in two types of activities: “proprietary trading” and the ownership or sponsorship of private equity or hedge funds that are referred to as “covered funds”. Proprietary trading is, in general, trading in securities on a short-term basis for a banking entity’s own account. Funds subject to the ownership and sponsorship prohibition are those not required to register with the SEC because they have only accredited investors or no more than 100 investors. In December 2013, our primary federal regulators, the Federal Reserve and the FDIC, together with other federal banking agencies, the SEC, and the Commodity Futures Trading Commission, finalized a regulation to implement the Volcker Rule. At December 31, 2015, the Company has evaluated our securities portfolio and has determined that we do not hold any covered funds.

Independence Bancshares, Inc.

The Company owns 100% of the outstanding capital stock of the Bank, and therefore is considered to be a bank holding company under the federal Bank Holding Company Act of 1956 (the “BHCA”). As a result, the Company is primarily subject to the supervision, examination and reporting requirements of the Federal Reserve under the BHCA and its regulations promulgated thereunder. Moreover, as a bank holding company of a bank located in South Carolina, the Company is also are subject to the South Carolina Banking and Branching Efficiency Act.

Permitted Activities

Under the BHCA, a bank holding company is generally permitted to engage in or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in the following activities:

●	banking, managing or controlling banks;
●	furnishing services to or performing services for our subsidiaries; and
●	any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

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

As a bank holding company we also can elect to be treated as a “financial holding company,” which would allow us to engage in a broader array of activities. In summary, a financial holding company can engage in activities that are financial in nature or incidental or complimentary to financial activities, including insurance underwriting, sales and brokerage activities, providing financial and investment advisory services, underwriting services and limited merchant banking activities. We have not sought financial holding company status but may elect such status in the future as our business matures. If we were to elect financial holding company status, each insured depository institution we control would have to be well capitalized, well managed, and have at least a satisfactory rating under the Community Reinvestment Act, or “CRA” (discussed below).

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

Change in Control

Two statutes, the BHCA and the Change in Bank Control Act, together with regulations promulgated under them, require some form of regulatory review before any company may acquire “control” of a bank or a bank holding company. Under the BHCA, control is deemed to exist if a company acquires 25% or more of any class of voting securities of a bank holding company; controls the election of a majority of the members of the board of directors; or exercises a controlling influence over the management or policies of a bank or bank holding company. In guidance issued in 2008, the Federal Reserve has stated that it would not expect control to exist if an investor acquires, in aggregate, less than 33% of the total equity of a bank or bank holding company (voting and nonvoting equity), provided such investor’s ownership does not include 15% or more of any class or voting securities. Prior Federal Reserve approval is necessary before an entity acquires sufficient control to become a bank holding company. Natural persons, certain non-business trusts, and other entities are not treated as companies (or bank holding companies), and their acquisitions are not subject to the review under the Bank Holding Company Act. State laws generally, including South Carolina law, require state approval before an acquirer may become the holding company of a state bank.

Under the Change in Bank Control Act, a person or company is required to file a notice with the Federal Reserve if it will, as a result of the transaction, own or control 10% or more of any class of voting securities or direct the management or policies of a bank or bank holding company and either if the bank or bank holding company has registered securities or if the acquirer would be the largest holder of that class of voting securities after the acquisition. For a change in control at the holding company level, both the Federal Reserve and the subsidiary bank’s primary federal regulator must approve the change in control; at the bank level, only the bank’s primary regulator is involved. Transactions subject to the BHCA are exempt from Change in Control Act requirements. For state banks, state laws, including that of South Carolina, typically require approval by the state bank regulator as well.

Source of Strength

In accordance with the Federal Deposit Insurance Act (“FDIA”) and Federal Reserve regulation, we are required to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which we might not otherwise do so. Under the Federal Deposit Insurance Corporate Improvement Act of 1991, to avoid receivership of its insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become “undercapitalized” within the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution’s total assets at the time the institution became undercapitalized, or (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan.

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

In addition, the “cross guarantee” provisions of the FDIA require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by the FDIC as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC’s claim for damages is superior to claims of shareholders of the insured depository institution or its holding company, but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

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

Capital Requirements

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

Dividends

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

South Carolina State Regulation

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

These agencies, and the federal and state laws applicable to the Bank’s operations, extensively regulate various aspects of our banking business, including among other things, permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans and on deposits, the maintenance of reserves on demand deposit liabilities, and the safety and soundness of our banking practices.

Prompt Corrective Action

As an insured depository institution, the Bank is required to comply with the capital requirements under the FDIA and the OCC’s prompt corrective action regulations, which set forth five capital categories, each with specific regulatory consequences. Under these regulations, the categories are:

●	Well Capitalized — The institution exceeds the required minimum level for each relevant capital measure. A well-capitalized institution (i) has a total risk-based capital ratio of 10% or greater, (ii) has a Tier 1 risk-based capital ratio of 8% or greater, (iii) has a common equity Tier 1 risk-based capital ratio of 6.5% or greater, (iv) has a leverage capital ratio of 5% or greater, and (v) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. In addition, an institution is well capitalized only if it is not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by the OCC to meet and maintain a specific capital level for any capital measure.

●	Adequately Capitalized — The institution meets the required minimum level for each relevant capital measure. No capital distribution may be made that would result in the institution becoming undercapitalized. An adequately capitalized institution (i) has a total risk-based capital ratio of 8% or greater, (ii) has a Tier 1 risk-based capital ratio of 6% or greater, and (iii) has a common equity Tier 1 risk-based capital ratio of 4.5%, and (iv) has a leverage capital ratio of 4% or greater.

●	Undercapitalized — The institution fails to meet the required minimum level for any relevant capital measure. An undercapitalized institution (i) has a total risk-based capital ratio of less than 8%, (ii) has a Tier 1 risk-based capital ratio of less than 6%, (iii) has a common equity Tier 1 risk-based capital ratio is less than 4.5% or greater, or (iv) has a leverage capital ratio of less than 4%.

●

Significantly Undercapitalized — The institution is significantly below the required minimum level for any relevant capital measure. A significantly undercapitalized institution (i) has a total risk-based capital ratio of less than 6%, (ii) has a Tier 1 risk-based capital ratio of less than 4%, (iii) has a common equity Tier 1 risk-based capital ratio of less than 3% or greater, or (iv) has a leverage capital ratio of less than 3%.

●	Critically Undercapitalized — The institution fails to meet a critical capital level set by the appropriate federal banking agency. A critically undercapitalized institution has a ratio of tangible equity to total assets that is equal to or less than 2%.

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

An insured depository institution may not pay a management fee to a bank holding company controlling that institution or any other person having control of the institution if, after making the payment, the institution, would be undercapitalized. In addition, an institution cannot make a capital distribution, such as a dividend or other distribution that is in substance a distribution of capital to the owners of the institution if following such a distribution the institution would be undercapitalized. Thus, if payment of such a management fee or capital distribution would cause the Bank to become undercapitalized, it could not pay a management fee or dividend to the bank holding company

On June 5, 2014, the Board of Directors of the Bank received an Order Terminating the Consent Order indicating that the Bank’s Consent Order with the OCC, which among other things, required the Bank to maintain minimum capital levels in excess of the minimum regulatory capital ratios for “well-capitalized” banks, had been terminated effective June 4, 2014. The Bank was considered “well-capitalized” as of December 31, 2015. See additional discussion below under Part I, Item 7, “Capital Resources.”

Standards for Safety and Soundness

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

Regulatory Examination

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

Insurance of Accounts and Regulation by the FDIC

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

Transactions with Affiliates and Insiders

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

The affiliates of a bank include any holding company of the bank, any other company under common control with the bank (including any company controlled by the same shareholders who control the bank), any subsidiary of the bank that is itself a bank, any company in which the majority of the directors or trustees also constitute a majority of the directors or trustees of the bank or holding company of the bank, any company sponsored and advised on a contractual basis by the bank or an affiliate, and any mutual fund advised by a bank or any of the bank’s affiliates. Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve decides to treat these subsidiaries as affiliates.

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

Dividends

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

Branching

Federal legislation permits out-of-state acquisitions by bank holding companies, interstate branching by banks, and interstate merging by banks. The Dodd-Frank Act removed previous state law restrictions on de novo interstate branching in states such as South Carolina. This change effectively permits out-of-state banks to open de novo branches in states where the laws of such state would permit a bank chartered by such state to open a de novo branch.

Community Reinvestment Act

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

As of February 11, 2013, the date of the most recent examination, the Bank received a satisfactory CRA rating.

Financial Subsidiaries

Under the GLBA, subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form “financial subsidiaries” that may conduct financial or incidental activities, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible. The GLBA imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank’s equity investment in the financial subsidiary be deducted from the bank’s assets and tangible equity for purposes of calculating the bank’s capital adequacy. In addition, the GLBA imposes new restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and non-bank affiliates. As of December 31, 2015, the Company did not have any financial subsidiaries.

Consumer Protection Regulations

Activities of the Bank are subject to a variety of statutes and regulations designed to protect consumers. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

●	the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
●	the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

●	the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
●	the Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act, governing the use and provision of information to credit reporting agencies, certain identity theft protections, and certain credit and other disclosures;

●	the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
●	the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of the Bank also are subject to:

●	the Federal Deposit Insurance Act, which among other things, limits the amount of deposit insurance available per account to $250,000 and imposes other limits on deposit-taking;
●	the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

●	the Electronic Funds Transfer Act and Regulation E which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

●	the Truth in Savings Act and Regulation DD, which requires depository institutions to provide disclosures so that consumers can make meaningful comparisons about depository institutions and accounts.

 Anti-Money Laundering

Financial institutions must maintain anti-money laundering programs that include established internal policies, procedures, and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. The Company and the Bank are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and “knowing your customer” in their dealings with foreign financial institutions and foreign customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and recent laws provide law enforcement authorities with increased access to financial information maintained by banks. Anti-money laundering obligations have been substantially strengthened as a result of the USA PATRIOT Act, enacted in 2001 and renewed through 2019. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications. The regulatory authorities have been active in imposing “cease and desist” orders and money penalty sanctions against institutions found to be violating these obligations.

USA PATRIOT Act/Bank Secrecy Act

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

Privacy, Data Security and Credit Reporting

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

Recent cyberattacks against banks and other institutions that resulted in unauthorized access to confidential customer information have prompted the Federal banking agencies to issue several warnings and extensive guidance on cyber security. The agencies are likely to devote more resources to this part of their safety and soundness examination than they have in the past.

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

Federal Home Loan Bank System

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

Incentive Compensation

In June 2010, the Federal Reserve, the OCC and the FDIC issued a comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation agreements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation agreements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation agreements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

The Dodd-Frank Act required the federal banking agencies, the SEC, and certain other federal agencies to jointly issue a regulation on incentive compensation. The agencies proposed such a rule in 2011, which reflects the 2010 guidance, but the agencies have not finalized the rule as of December 31, 2015.

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

We began offering digital banking, payments and transaction services in October 2013 on a limited basis and until September 2015 we focused on expanding and growing this digital banking business. On September 25, 2015, we suspended development of this business and the board of directors is currently exploring strategic alternatives for, and determining whether to resume, this line of business. In addition, in conjunction with the suspension, the Company terminated the employment of those employees who were primarily engaged in developing the digital banking business, including Gordon A. Baird, the Company’s former chief executive officer. If our board determines to resume this line of business, we will need to replace our entire management team engaged in developing the business, raise a material amount of additional capital, and renegotiate certain third party agreements, any of which we may not be able to do in a timely fashion or at all.

We may face regulatory restrictions and other obstacles in connection with our business model.

The Bank is subject to oversight by the OCC, and the Company is subject to oversight by the Federal Reserve, and, therefore, in many cases we must obtain prior approval or nonobjection to engage, grow, or expand our business activities. There can be no assurances that these approvals or nonobjections can be obtained or that, if they are obtained, they would be on terms that would allow us to operate our business as we see fit.

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

For the years ended December 31, 2015 and 2014, we incurred net losses of $4.8 million and $6.5 million, respectively. For 2015, the $4.8 million loss was largely due to $2.2 million in expenses for product research and development relating to our technology and infrastructure investments, $275,000 in license fees, and $457,173 in expenses related to real estate owned. For 2014, the $6.5 million loss was largely due to $4.9 million in expenses for product research and development relating to our technology and infrastructure investments and $651,038 in expenses related to real estate owned.

The Company is not currently generating any significant cash flows from its activities. Therefore, the Company will need to produce cash flows to sustain our operations, or raise capital. We also may need to continue to reduce or discontinue certain activities—a process we started on September 25, 2015 when we suspended further development of our digital banking, payments and transaction services business. If we do not generate positive earnings and cash flow, there will be an adverse effect on our future results of operations.

The success of our growth strategy depends on our ability to identify and retain individuals with experience and relationships in the markets in which we intend to expand.

To expand our franchise successfully, we must identify and retain experienced key management members with local expertise and relationships in these markets. We expect that competition for qualified management in the markets in which we may expand will be intense and that there will be a limited number of qualified persons with knowledge of and experience in the community banking industry in these markets. Even if we identify individuals that we believe could assist us in establishing a presence in a new market, we may be unable to recruit these individuals away from more established financial institutions. In addition, the process of identifying and recruiting individuals with the combination of skills and attributes required to carry out our strategy requires both management and financial resources and is often lengthy. Our inability to identify, recruit, and retain talented personnel to manage new offices effectively would limit our growth and could materially adversely affect our business, financial condition, and results of operations.

As noted above, on September 25, 2015, we suspended development of our digital banking business and, in conjunction with the suspension, the Company terminated the employment of those employees who were primarily engaged in developing the digital banking business, including Gordon A. Baird, the Company’s former chief executive officer. If our board determines to resume this line of business, we will need to replace our entire management team engaged in developing the business and competition for qualified management will be intense.

Working capital needs could adversely affect our results of operations and financial condition.

As noted above, on September 25, 2015, we suspended development of our digital banking business. As such, we believe our Company currently has sufficient working capital to continue to fund our strategic evaluation process relating to this line of business. Specifically, the Company’s cash balances, independent of the Bank, were $2.9 million and its real estate held for sale were $631,320 at December 31, 2015 compared to cash balances of approximately $288,440 and real estate held for sale of $1.2 million at December 31, 2014. However, due to the uncertainty of timing and amount of cash that might be received from the conversion of the held for sale assets, and the run rate of research and development expenses, if our board determines to resume this line of business, then we believe that the Company may not have sufficient working capital to fund its level of activities without raising additional capital or making a modification of its expenses.

Our Bank’s primary funding sources are customer deposits and loan repayments. Deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments and general economic conditions. Scheduled loan repayments are a relatively stable source of funds; however, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors outside of our control, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability. Accordingly, we may be required from time to time to rely on secondary sources of working capital to meet withdrawal demands or otherwise fund operations. Those sources may include borrowings from the FHLB or Federal Reserve, federal funds lines of credit from correspondent banks and brokered deposits, to the extent allowable by regulatory authorities. While we believe that these sources are currently adequate, there can be no assurance they will be sufficient to meet future working capital demands, particularly if we were to experience atypical deposit withdrawal demands, increased loan demand or if regulatory decisions should limit available funding sources such as brokered deposits. We may be required to slow or discontinue loan growth, capital expenditures or other investments or liquidate assets should those sources not be adequate.

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

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems, including as a result of cyber-attacks, could result in failures or disruptions in our customer relationship management, deposit, loan, and other systems and also the disclosure or misuse of confidential or proprietary information. While we have systems, policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition and results of operations.

Furthermore, information security risks for financial institutions have generally increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties. Our technologies, systems, networks, and our customers’ devices may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our customers’ confidential, proprietary and other information, or otherwise disrupt our or our customers’ or other third parties’ business operations. As cyber threats continue to evolve, we may also be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.

While we have not experienced any material losses relating to cyber-attacks or other information security breaches to date, we may suffer such losses in the future and any information security breach could result in significant costs to us, which may include fines and penalties, potential liabilities from governmental or third party investigations, proceedings or litigation, legal, forensic and consulting fees and expenses, costs and diversion of management attention required for investigation and remediation actions, and the negative impact on our reputation and loss of confidence of our customers and others, any of which could have a material adverse impact on our business, financial condition and operating results.

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

At December 31, 2015, our nonperforming assets (which consist of nonaccrual loans and other real estate owned) totaled $2.9 million, or 3.1% of total assets. At December 31, 2014, our nonperforming assets were $3.1 million, or 3.1% of total assets. Our nonperforming assets adversely affect our earnings in various ways:

●	We do not record interest income on any nonperforming assets.
●	We must provide for probable loan losses through a charge to the provision for loan losses.
●	Noninterest expense increases when we must write down the value of properties in our other real estate owned portfolio to reflect changing market values.

●	There are legal fees associated with the resolution of problem assets, as well as carrying costs, such as taxes, insurance, and maintenance fees related to other real estate owned.
●	The resolution of nonperforming assets requires the active involvement of management, which can distract them from more profitable activity.

If additional borrowers become delinquent and do not pay their loans and we are unable to successfully manage our nonperforming assets, our losses and troubled assets could increase significantly, which could have a material adverse effect on our results of operations.

If we are unable to generate additional noninterest income, it could have a material adverse effect on our Business.

In order to thrive in a competitive banking market, we will need to general additional sources of noninterest income. For the years ended December 31, 2015 and 2014 we generated noninterest income of $666,907 and $424,095, respectively. Our largest component of noninterest income is residential loan origination fees. Due to the changes in mortgage loan underwriting and compensation regulations, as well as customer demand, there can be no assurance that the Bank will continue to generate additional residential loan origination fees.

We intend to enhance our ability to generate additional noninterest income, including potentially through offering consumer finance, SBA lending, payments, digital banking and transaction services. We may offer other products and services which would include secured credit cards, general purpose reloadable prepaid cards, loyalty cards and services. To the extent we propose to offer these services through the Bank, the Bank must obtain OCC nonobjection to expand its existing business model, and there can be no assurance that the Bank will receive OCC nonobjection or be successful in implementing the steps necessary to expand our business model. If we are unable to generate additional noninterest income by expanding our business model or through other means, it could have a material adverse effect on our business.

We have previously sustained losses from a decline in credit quality and may see further losses.

Our ability to generate earnings is significantly affected by the ability to properly originate, underwrite and service loans. We have previously sustained losses primarily because borrowers, guarantors or related parties have failed to perform in accordance with the terms of their loans and we failed to detect or respond to deterioration in asset quality in a timely manner. We could sustain additional losses for these reasons. Further problems with credit quality or asset quality could cause interest income and net interest margin to further decrease, which could adversely affect our business, financial condition and results of operations. We have identified credit deficiencies with respect to certain loans in our loan portfolio which were primarily related to the downturn in the real estate industry. As a result of the decline of the residential housing market between 2007 and 2012, property values for this type of collateral declined substantially. In response to this determination, we increased our loan loss reserve throughout 2010 and 2011 to a total loan loss reserve of $2.1 million, or 2.74% of gross loans, at December 31, 2011 to address the risks inherent within our loan portfolio. Throughout 2012 and 2013, we consistently applied our methodology in calculating the reserve, and because charge offs dropped and market conditions stabilized, our reserve has declined from its peak. At December 31, 2014, our loan loss reserve was $1.0 million, or 1.50% of gross loans. At December 31, 2015, our loan loss reserve was $1.1 million, or 1.68% of gross loans. Although credit quality indicators generally have shown signs of stabilization, further deterioration in the South Carolina real estate market as a whole or individual deterioration in the financial condition of our borrowers may cause management to adjust its opinion of the level of credit quality in our loan portfolio. Such a determination may lead to an additional increase in our provisions for loan losses, which could also adversely affect our business, financial condition, and results of operations.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market hurt our business.

As of December 31, 2015, approximately 83% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. Due to the weakened real estate market in our primary market area over the past few years, we experienced an increase in the number of borrowers who have defaulted on their loans and a reduction in the value of the collateral securing their loans, which in turn has adversely affected our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

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

While we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances we have made loans which exceed either our internal underwriting guidelines, supervisory guidelines, or both. We are permitted to hold loans that exceed supervisory guidelines up to 100% of our regulatory capital. We have made loans that exceed our internal guidelines to a limited number of customers who have significant liquid assets, net worth, and amounts on deposit with the Bank. As of December 31, 2015, approximately $3.1 million of our loans, or a loan balance equal to 24.6% of the Bank’s regulatory capital, had loan-to-value ratios that exceeded regulatory supervisory guidelines. In addition, supervisory limits on commercial loan-to-value exceptions are generally set at 30% of the Bank’s capital. At December 31, 2015, $2.0 million of our commercial loans, or a loan balance equal to 17.0% of the Bank’s regulatory capital, exceeded the supervisory loan-to-value ratio. The number of loans in our portfolio with loan-to-value ratios in excess of supervisory guidelines, our internal guidelines, or both could increase the risk of delinquencies and defaults in our portfolio.

An economic downturn, in particular an economic downturn in South Carolina, could reduce our customer base, level of deposits, and demand for financial products such as loans.

Our success significantly depends upon the growth in population, income levels, deposits, and housing starts in our markets. Although negative developments that began in the latter half of 2007 have shown signs of improvement in recent years both nationally and in our primary markets of South Carolina, if the communities in which we operate do not grow or if economic conditions locally or nationally are unfavorable, our business may not succeed. An economic downturn or prolonged recession would likely result in further deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business. Interest received on loans represented approximately 90% of our interest income for the year ended December 31, 2015. If we experience an economic downturn or a prolonged economic recession occurs in the economy as a whole, borrowers will be less likely to repay their loans as scheduled. Moreover, in many cases the value of the real estate or other collateral that secures our loans was adversely affected by the recent economic downturn, and a more severe economic downtown or a prolonged economic recession could further negatively affect such values. Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. An economic downturn could, therefore, result in losses that materially and adversely affect our business.

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

Consumers may decide not to use banks to complete their financial transactions.

Technology and other changes are allowing parties to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds or general-purpose reloadable prepaid cards. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

Failure to keep pace with technological change could adversely affect our business.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

We depend on third-party providers, and the inability of these providers to deliver, or their refusal to deliver, necessary technological and customer services support for our systems in a timely manner at prices, quality levels, and volumes acceptable to us could have material adverse effects on our financial condition and operating results.

Our existing digital banking services, including mobile banking, online banking, and remote deposit capture use third-party providers for technological and customer service support. We also outsource check processing, check imaging, electronic bill payment, statement rendering, internal audit and other services to third-party vendors. While we believe that such providers will be able to continue to supply us with these essential services, they may be unable to do so in the short term or at prices or costs that are favorable to us, or at all. In addition, our agreements with each service provider are generally cancelable without cause by either party upon specified notice periods. If one of our third-party service providers terminates its agreement with us and we are unable to replace it with another service provider, our operations may be interrupted. In particular, while we believe that we will be able to secure alternate providers for most of this essential technological and customer services support in a relatively short time frame, qualifying alternate providers or developing our own replacement technology services may be time consuming, costly, and may force us to change our services offered. If an interruption were to continue for a significant period of time, our earnings could decrease, we could experience losses, and we could lose customers. In addition, we are obligated to exercise comprehensive risk management and oversight of third-party providers involving critical activities, including through the adoption of risk management processes commensurate with the level of risk and complexity of our third-party providers. If in the future we expand our digital banking and payment and transaction services, our dependence on third-party providers will likely increase, and more robust compliance policies and procedures to monitor third party providers will need to be implemented.

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

New capital rules that were recently issued generally require insured depository institutions and their holding companies to hold more capital. The impact of the new rules on our financial condition and operations is uncertain but could be materially adverse.

In July 2013, the federal bank regulatory agencies issued a final rule that will revise their risk based capital requirements and the method for calculating risk weighted assets to make them consistent with agreements that were reached by Basel III and certain provisions of the Dodd Frank Act. This rule substantially amended the regulatory risk based capital rules applicable to us. The requirements in the rule began to phase in on January 1, 2015 for the Bank. The requirements in the rule will be fully phased in by January 1, 2019.

The rule includes certain new and higher risk-based capital and leverage requirements than those currently in place. Specifically, the following minimum capital requirements apply to us:

●	a new common equity Tier 1 risk-based capital ratio of 4.5%;
●	a Tier 1 risk-based capital ratio of 6% (increased from the former 4% requirement);
●	a total risk-based capital ratio of 8% (unchanged from the former requirement); and
●	a leverage ratio of 4% (also unchanged from the former requirement).

In general, the rules have had the effect of increasing capital requirements by increasing the risk weights on certain assets, including high volatility commercial real estate, certain loans past due 90 days or more or in nonaccrual status, mortgage servicing rights not includable in Common Equity Tier 1 capital, equity exposures, and claims on securities firms, that are used in the denominator of the three risk-based capital ratios.

In addition, in the current economic and regulatory environment, bank regulators may impose capital requirements that are more stringent than those required by applicable existing regulations. The application of more stringent capital requirements for us could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital or additional capital conservation buffers, could result in management modifying our business strategy and could limit our ability to make distributions, including paying dividends or buying back our shares.

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

Changes in accounting standards could materially affect our financial statements.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the Financial Accounting Standards Board (the “FASB”), the SEC and our bank regulators change the financial accounting and reporting standards, or the interpretation thereof, and guidance that govern the preparation and disclosure of external financial statements. For example, in 2012, the FASB issued a proposed standard on accounting for credit losses. The standard would replace multiple existing impairment models, including replacing an “incurred loss” model for loans with an “expected loss” model. The FASB has indicated a tentative effective date of January 1, 2019, and final guidance is expected to be issued in the second quarter of 2016. These changes are beyond our control, can be hard to predict and could materially impact how we report and disclose our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retrospectively, or apply an existing standard differently, also retrospectively, which under some circumstances could potentially result in a need to revise or restate prior period financial statements.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

Our principal executive offices consist of 6,500 square feet of leased space in downtown Greenville, South Carolina. The Bank has two branch offices located in Taylors, South Carolina, and Simpsonville, South Carolina. We lease our Greenville and Taylors offices in South Carolina and believe these premises will be adequate for present and anticipated needs and that we have adequate insurance to cover our owned and leased premises. For each property that we lease, we believe that upon expiration of the lease we will be able to extend the lease on satisfactory terms or relocate to another acceptable location.

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

The following table sets forth for the period indicated the high and low bid prices for our common stock reported by the OTC Bulletin Board for the periods indicated:

2015	High	Low
Fourth Quarter	0.43	0.23
Third Quarter	0.59	0.43
Second Quarter	0.56	0.42
First Quarter	0.60	0.42

2014
Fourth Quarter	0.88	0.41
Third Quarter	1.60	0.90
Second Quarter	2.60	1.89
First Quarter	2.60	1.55

As of March 25, 2016, there were 20,502,760 shares of common stock outstanding held by approximately 580 shareholders of record, and 8,425 shares of series A preferred convertible stock outstanding held by 11 shareholders.

We have not declared or paid any cash dividends on our common stock since our inception. For the foreseeable future, we do not intend to declare cash dividends. We intend to retain earnings to grow our business and strengthen our capital base. Our ability to pay dividends depends on the ability of the Bank to pay dividends to the Company. As a national bank, the Bank may only pay dividends out of its net profits, after deducting expenses, including losses and bad debts. In addition, the Bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the Bank’s net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the OCC will be required if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years less any required transfers to surplus. The OCC also has the authority under federal law to enjoin a national bank from engaging in what in its opinion constitutes an unsafe or unsound practice in conducting its business, including the payment of a dividend under certain circumstances.

EQUITY-BASED COMPENSATION PLAN INFORMATION

For information regarding equity-based compensation awards outstanding and available for future grants at December 31, 2015, see Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” included in this Annual Report on Form 10-K.

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

The Company has reported losses from operations during 2015 and 2014, primarily due to expenses incurred related to the transaction services segment, and credit write-downs and losses on REO sold. Due to regulatory restrictions, the Bank may not be a source of cash or capital for affiliates and may not be relied on as a source of financing. The foregoing discussion is a summary only and is qualified by reference to the report of the Company’s independent registered public accounting firm, Elliott Davis Decosimo, LLC, on page F-2 and the disclosure in other sections of this Form 10-K, including this section, the Risk Factors and our financial statements.

The Consolidated Company

At December 31, 2015, we had total assets of $97.5 million, a decrease of $3.2 million, or 3.2%, from total assets of $100.7 million at December 31, 2014. This decrease in assets was primarily driven by a decrease in investment securities of $4.9 million and a decrease in net loans of $1.6 million, partially offset by an increase in cash and due from banks and federal funds sold of $3.0 million. Total assets at December 31, 2015 consisted of cash and due from banks of $5.5 million, interest bearing deposits in other institutions of $1.5 million, federal funds sold of $8.4 million, investment securities available for sale of $10.7 million, non-marketable equity securities of $392,500, property, equipment and software of $2.2 million, other real estate owned and repossessed assets of $1.9 million, loans net of allowances for loan losses of $66.4 million, and accrued interest receivable and other assets of $243,683. Total liabilities at December 31, 2015 were $84.8 million compared to $91.3 million at December 31, 2014, a decrease of $6.5 million, or 7.1%. At December 31, 2015, liabilities consisted of deposits of $83.6 million, securities sold under agreements to repurchase of $113,080, and accrued interest payable and accounts payable and accrued expenses of $1.1 million. Shareholders’ equity at December 31, 2015 was $12.6 million, compared to $9.4 million at December 31, 2014, an increase of $3.2 million or 34.4%. This increase was primarily due to the issuance of preferred stock of $7.6 million and an increase in the unrealized gain on investment securities of $112,692, partially offset by the recognition of a net loss of $4.8 million.

Our net loss for the year ended December 31, 2015 was $4,798,519, or $0.23 per share, a decrease in loss of $1.7 million, or 26.2%, compared to a net loss of $6,500,256 for the year ended December 31, 2014, or $0.32 per share. The Company’s decrease in net loss for the year was primarily driven by a decrease in non-interest expenses due to the suspension of further development of its digital banking, payments and transaction services business in September 2015. Product research and development decreased $2.7 million, real estate owned activity decreased $193,865, which includes expenses to carry other real estate owned, gains and losses on sales of other real estate owned, and write-downs on other real estate owned. Compensation and benefits expenses increased $316,051, which includes expenses related to the filling of open positions during the year. Each of these components is discussed in greater detail below.

The Company

The Company’s cash balances, independent of the Bank, were $2.9 million and its real estate held for sale were $631,320 million at December 31, 2015 compared to cash balances of approximately $288,440 and real estate held for sale of $1.2 million at December 31, 2014. The Company’s accrued and other liabilities, independent of the Bank, were $905,824 at December 31, 2015 compared to $2.5 million at December 31, 2014. The increase in liquid assets of approximately $2.6 million and the decrease in payables of $1.6 million is due primarily to a decrease in expenses incurred related to the transaction services segment as the Company suspended further development of its digital banking, payments and transaction services business in September 2015. See “Note 21 — Parent Company Financial Information” for additional information related to the transaction services segment.

The Bank

At December 31, 2015, we had total assets at the Bank of $96.6 million compared to $98.8 million at December 31, 2014. The largest components of assets at the Bank are net loans, investment securities available for sale, other real estate owned, federal funds sold and cash and due from banks, which were $66.4 million, $10.7 million, $1.3 million, $8.4 million, and $5.5 million at December 31, 2015. Total assets at December 31, 2014 consisted of cash and due from banks of $5.1 million, federal funds sold of $5.6 million, investment securities available for sale of $15.6 million, nonmarketable equity securities of $609,650, property, equipment, and software of $2.1 million, OREO and repossessed assets of $1.4 million, net loans of $68.0 million, and accrued interest receivable and other assets of $646,595. At December 31, 2015, we had total liabilities at the Bank of approximately $86.8 million compared to approximately $88.3 million at December 31, 2014. The largest components of total liabilities at the Bank are deposits which were $86.5 million, respectively. We have included a number of tables to assist in our description of our results of operations. For example, the “Average Balances” table shows the average balance during 2015 and 2014 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we have channeled a substantial percentage of our earning assets into our loan portfolio. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included a table to help explain this. Finally, we have included a number of tables that provide detail about our investment securities, our loans, and our deposits and other borrowings.

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

Markets in the United States and elsewhere have experienced extreme volatility and disruption during the recent recession. These circumstances exerted significant downward pressure on prices of equity securities and virtually all other asset classes; and resulted in substantially increased market volatility, loss of investor confidence and severely constrained credit and capital markets, particularly for financial institutions. Loan portfolio performances deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans. Dramatic slowdowns in the housing industry, with falling home prices and increasing foreclosures and unemployment, created strains on financial institutions. Many borrowers struggled to repay their loans, and the collateral securing the loans often declined below the loan balance. Over the past two years, the Bank has seen a stabilization in delinquencies, defaults and foreclosures, as well as an increase in recoveries. The following discussion and analysis describes our recent performance.

Throughout our discussion we have identified significant factors that we believe have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with our financial statements and the other statistical information included in this report.

CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in Note 1 to our audited consolidated financial statements as of December 31, 2015.

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

Research and Development

All costs incurred to establish the technological feasibility of computer software to be sold, leased or otherwise marketed as research and development are expensed as incurred. Once technological feasibility has been established, the subsequent costs of producing, coding and testing the products should be capitalized. The expensing of computer software costs is discontinued when the product is available for general release for customers. Currently, the Company has not achieved technological feasibility and is expensing all computer software purchases and development expenses related to research and development of its digital banking, payments and transaction services business. If technological feasibility is reached, the Company will capitalize costs as incurred until such point that the software being produced is available for general release to customers. On September 25, 2015, the Company suspended further development of its digital banking, payments and transaction services business. The board of directors intends to explore strategic alternatives for this line of business and the Company.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the Company’s primary source of revenue. Net interest income is the difference between interest earned on assets and interest paid on deposits and borrowings used to support such assets. Net interest income is determined by the rates earned on the Company’s interest-earning assets and the rates paid on its interest-bearing liabilities and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income was $3.1 million for the year ended December 31, 2015, a decrease of $549,243, or 15.1%, over net interest income of $3.6 million in 2014. Total interest income decreased by $350,205, or 8.9%, during the year, primarily due to a decrease in interest income on loans. Total interest expense increased by $19,038, or 6.1%, during the year due to an increase in interest expense on deposits.

Our consolidated net interest margin for the year ended December 31, 2015 was 3.62%, a 35 basis point decrease over the net interest margin for the year ended December 31, 2014 of 3.97%. The net interest margin is calculated as net interest income divided by year-to-date average earning assets. Earning assets averaged $89.6 million in 2015, a decrease of $1.3 million, or 1.5%,from $91.0 million in 2014. This decrease in earning assets is due to the $5.7 million decrease in average investment securities available for sale and a decrease in average net loans of $41,688, partially offset by an increase in federal funds sold between years of $4.3 million. Our yield on earning assets decreased during the year, moving from 4.32% for the year ended December 31, 2014 to 3.99% for the year ended December 31, 2015. This decrease is largely attributable to a decrease in yield on investment securities available for sale. These decreases were accompanied by an increase in the cost of interest-bearing liabilities, which moved from 0.41% for the year ended December 31, 2014 to 0.45% for the year ended December 31, 2015. The increase in this area was a result of several factors, including the repricing of deposits, specifically money market accounts and retail time deposits, which decreased to a rate of 0.24% and 0.77%, respectively, for the year ended December 31, 2015 from 0.24% and 0.66%, respectively, for the year ended December 31, 2014. In pricing deposits, we considered our liquidity needs, the direction and levels of interest rates and local market conditions. At times, higher rates are paid initially to attract deposits. Borrowings averaged $553,599 for the year ended December 31, 2015 compared to $2.6 million for the year ended December 31, 2014, primarily as a result of the repayments of the FHLB advance and the note payable. Our net interest spread was 3.54% for 2015 compared to 3.91% in 2014. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

	For the Year Ended December 31,
	2015			2014
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest-earning assets:
Federal funds sold and other	$9,471,891	$49,953	0.56%	$5,125,344	$34,505	0.68%
Investment securities	13,575,466	323,979	2.31%	19,225,587	495,403	2.58%
Loans (1)	66,593,873	3,193,831	4.81%	66,635,561	3,388,060	5.10%
Total interest-earning assets	89,641,230	3,567,763	3.99%	90,986,482	3,917,968	4.32%
Non-interest-earning assets	9,541,314			10,041,726
Total assets	$99,182,544			$101,028,208
Interest-bearing liabilities:
NOW accounts	$8,129,603	$9,840	0.12%	$7,112,555	$9,689	0.14%
Savings & money market	35,400,117	83,492	0.24%	38,844,285	92,213	0.24%
Time deposits (excluding
brokered time deposits)	29,021,956	222,152	0.77%	28,085,586	184,351	0.66%
Brokered time deposits	—	—	—	388,688	6,034	1.56%
Total interest-bearing deposits	72,551,676	315,484	0.44%	74,431,114	292,287	0.39%
Borrowings	553,599	15,578	2.82%	2,596,893	19,737	0.76%
Total interest-bearing liabilities	73,105,275	331,062	0.45%	77,028,007	312,024	0.41%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	11,742,521			10,646,556
Other non-interest-bearing
liabilities	1,836,190			924,433
Shareholders’ equity	12,498,558			12,429,212
Total liabilities and shareholders’
equity	$99,182,544			$101,028,208
Net interest spread			3.54%			3.91%
Net interest income/margin		$3,236,701	3.62%		$3,605,944	3.97%
____________________

(1)	Nonaccrual loans are included in average balances for yield computations.

	For the Year Ended December 31, 2013
	Average	Income/	Yield/
	Balance	Expense	Rate
Interest-earning assets:
Federal funds sold and other	$11,667,644	$51,113	0.44%
Investment securities	23,056,225	481,696	2.09%
Loans (1)	65,861,523	3,480,250	5.28%
Total interest-earning assets	100,585,392	4,013,059	3.99%
Non-interest-earning assets	13,288,269
Total assets	$113,873,661
Interest-bearing liabilities:
NOW accounts	$6,965,863	$17,151	0.25%
Savings & money market	42,248,283	131,128	0.31%
Time deposits (excluding brokered time deposits)	35,367,244	273,295	0.77%
Brokered time deposits	1,594,158	24,700	1.55%
Total interest-bearing deposits	86,175,548	446,274	0.52%
Borrowings	2,753,124	43,952	1.60%
Total interest-bearing liabilities	88,928,672	490,226	0.55%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	6,656,174
Other non-interest-bearing liabilities	278,501
Shareholders’ equity	18,010,314
Total liabilities and shareholders’ equity	$113,873,661
Net interest spread			3.45%
Net interest income/margin		$3,522,833	3.50%
____________________

(1)	Nonaccrual loans are included in average balances for yield computations.

(2)	Loans include $900,000 in loans classified as held for sale as of December 31, 2013.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following tables set forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	2015 Compared to 2014
	Total	Change in	Change in
	Change	Volume	Rate
Interest-earning assets:
Federal funds sold and other	$18,332	$25,142	$(6,810)
Investment securities	(182,755)	(134,712)	(48,043)
Loans (1), (2)	(194,760)	(2,124)	(192,636)
Total interest income	(359,183)	(111,694)	(247,489)
Interest-bearing liabilities:
Interest-bearing deposits	23,261	(3,538)	26,798
Borrowings	(4,170)	(25,062)	20,891
Total interest expense	22,091	(28,600)	47,689
Net Interest Income	$(359,183)	$(83,094)	$(297,178)

	2014 Compared to 2013
	Total	Change in	Change in
	Change	Volume	Rate
Interest-earning assets:
Federal funds sold and other	$(16,653)	$(36,620)	$19,967
Investment securities	13,744	(88,038)	101,782
Loans	(79,270)	40,502	(119,772)
Total interest income	(82,179)	(84,156)	1,977
Interest-bearing liabilities:
Interest-bearing deposits	(154,408)	(79,884)	(74,524)
Borrowings	(24,281)	(2,373)	(21,908)
Total interest expense	(178,689)	(82,257)	(96,432)
Net Interest Income	$96,510	$(1,899)	$98,409
____________________

(1)	Nonaccrual loans are included in average balances for yield computations.

(2)	Loans include $900,000 in loans classified as held for sale as of December 31, 2013.

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

We recorded a reversal of provision for loan losses of $150,000 for the year ended December 31, 2015, an increase of $120,000, or 400% from a provision for loan losses of $30,000 for the year ended December 31, 2014. The increase in provision for loan losses is primarily due to the recognition of specific reserves during 2015 on five impaired loans. The allowance as a percentage of gross loans increased to 1.68% at December 31, 2015 from 1.49% at December 31, 2014. This increase is due to six new loans being deemed impaired during the period. Specific reserves were approximately $375,000 on impaired loans of $2.4 million as of December 31, 2015 compared to specific reserves of approximately $89,000 on impaired loans of $2.0 million as of December 31, 2014. As of December 31, 2015, the general reserve allocation was 1.17% of gross loans not impaired compared to 1.41% as of December 31, 2014. The provision for loan losses is discussed further below under “Provision and Allowance for Loan Losses.”

Non-interest Income

Non-interest income for the year ended December 31, 2015 was $666,907, an increase of 51.3% from non-interest income of $440,758 for the year ended December 31, 2014. Our largest component of non-interest income in 2015 is from residential loan origination fees, which were $224,663 for 2015, or approximately 33.6% of total non-interest income. Residential loan origination fees increased by $41,100, or 27.3%, during the year due to the changes in mortgage loan underwriting and compensation regulations as well as increased customer demand. The remaining increase is primarily due to the forgiveness of debt of $403,245 recognized as a result of settling certain outstanding liabilities related to the Company. For the year ended December 31, 2015, service fees on deposit accounts totaled $81,159, an increase of $26,915, or 49.6%, from 2014 due primarily to an increase in NSF/return check fees. Other income includes ATM surcharges, wire fees, and commissions on insurance referrals. Other income was $45,835 for 2015, a decrease of $29,811, or 39.4%, compared to $75,646 for the year ended December 31, 2014 due primarily to a decrease in domestic wire fees and in revenues recognized within the Transaction Services business segment.

The Company recognized a loss on sale of investment securities available for sale of approximately $88,000 during 2015. The Company recognized a gain on sale of investment securities available for sale of approximately $1,000 during 2014.

Non-interest Expenses

The following table sets forth information related to our non-interest expenses for the years ended December 31, 2015 and 2014.

	2015	2014
Compensation and benefits	$2,950,953	$2,634,902
Real estate owned activity	457,173	651,038
Occupancy and equipment	678,404	630,638
Insurance	233,168	281,503
Data processing and related costs	343,107	337,510
Professional fees	1,320,505	739,618
Product research and development	2,209,978	4,938,034
Other	353,759	363,715
Total non-interest expenses	$8,547,047	$10,576,958

Non-interest expenses decreased by approximately $2.0 million, or 19.2%, for the year ended December 31, 2015. This decrease was primarily due to decreases in product research and development and real estate owned activity, partially offset by increases in occupancy and equipment, compensation and benefits, and insurance expense. Product research and development expenses decreased $2.7 million due to the suspension of further development of the digital banking, payments and transaction services segment in September 2015. Product research and development expenses consisted primarily of outside service fees to developers, software licenses, compensation expense, consulting fees and research and development expense. During 2015, real estate owned activity decreased by $193,865 primarily due to proceeds of $582,295 received for the sale of real estate, as well as $376,880 of write-downs and losses incurred during 2015, which were charged against income as a result of our regular review of the fair value of repossessed property, partially offset by the transfer of one loan to other real estate owned for $300,000. There was $6,341 in gains on real estate owned during 2014. Compensation and benefits increased $316,051 due to the filling of open positions in 2015, partially offset by a decrease of $81,679 in expense incurred related to the additional stock option expense recognized during 2015.

Income Tax Expense

In 2015, we recognized approximately $5,100 in state income taxes due with the Bank’s state tax return. No income tax benefit or expense was recognized for the year ended December 31, 2014. Accounting literature states that a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized. The determination of whether a deferred tax asset is realizable is based on weighing all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified. We will continue to analyze our deferred tax assets and related valuation allowance on a quarterly basis, taking into account performance compared to forecasted earnings as well as current economic or internal information.

BALANCE SHEET REVIEW

Investments

The purpose of the investment portfolio is to provide liquidity and stable returns through the purchase of high quality investment securities. At December 31, 2015, our investment portfolio of $10.7 million represented approximately 11.0% of total assets. The portfolio decreased from $15.6 million at December 31, 2014, or 15.5% of total assets. Decreases in investment balances during 2015 were due to normal investment maturities and repayments as well as due to the September 2015 sale of three mortgage-backed securities. At December 31, 2015, we held certificates of deposit, government-sponsored mortgage-backed securities, non-taxable and taxable municipal bonds as investment securities available for sale. At December 31, 2014, we held government-sponsored enterprise and mortgage-backed securities, collateralized mortgage-backed securities, non-taxable and taxable municipal bonds as investment securities available for sale. The amortized costs and the fair value of our investments at December 31, 2015, 2014, and 2013 are shown in the following table.

	2015		2014		2013
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Available for Sale
Government-sponsored
mortgage-backed	$4,290,680	$4,312,449	$7,597,334	$7,601,517	$10,952,187	$10,453,272
Collateralized
mortgage-backed	—	—	2,040,478	1,982,960	2,045,781	1,875,354
Municipals, tax-exempt	4,916,379	5,039,447	4,658,532	4,696,996	7,018,616	6,506,127
Municipals, taxable	1,308,298	1,335,955	1,317,433	1,334,053	1,325,604	1,290,717
Total	$10,515,357	$10,687,851	$15,613,777	$15,615,526	$21,342,188	$20,125,470

Contractual maturities and yields on our investment securities available for sale at December 31, 2015 are shown in the following table. Expected maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

			After one year		After five years
	One year or less		through five years		through ten years		After ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for Sale
Government-sponsored
mortgage-backed	$—	—%	$—	—%	$—	—%	$4,312,449	2.41%	$4,312,449	2.41%
Municipals, tax-exempt	—	—	—	—	—	—	5,039,447	2.64	5,039,447	2.64
Municipals, taxable	—	—	—	—	1,335,955	3.28	—	—	1,335,955	3.28
Total	$—	—%	$—	—%	$1,335,955	3.28%	$9,351,896	2.53%	$10,687,851	2.34%

At December 31, 2015 and 2014, we also held non-marketable equity securities, which consisted of Federal Reserve Bank stock of $303,500 and $295,250, respectively, and FHLB stock of $89,000 and $314,400, respectively. These investments are carried at cost, which approximates fair market value.

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, a significant percentage of our earning assets are invested in our loan portfolio. Average loans for the year ended December 31, 2015 were $66.6 million, a decrease of $41,688, or 0.1%, compared to average loans of $66.6 million for the year ended December 31, 2014. Before allowance for loan losses, gross loans outstanding at December 31, 2015 were $67.5 million, or 69.3% of total assets, compared to $69.0 million, or 68.5% of total assets at December 31, 2014.

The principal component of our loan portfolio is loans secured by real estate mortgages. Most of our real estate loans are secured by residential or commercial property. We do not generally originate traditional long term residential mortgages for the Bank’s portfolio, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit. We obtain a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans we make to 80%. The total amount of second lien mortgage collateral and home equity loans as of December 31, 2015, 2014, 2013, 2012 and 2011 were approximately $5.8 million, $8.3 million, $7.3 million, $8.6 million, and $10.7 million, respectively.

The following tables summarize the composition of our loan portfolio as of December 31, 2015, 2014, 2013, 2012 and 2011.

	2015		2014
		% of		% of
	Amount	Total	Amount	Total
Real Estate:
Commercial	$25,559,943	37.8%	$25,246,396	36.6%
Construction and development	7,286,459	10.8	8,425,453	12.2
Single and multifamily residential	16,434,722	24.3	18,073,429	26.2
Total real estate loans	49,281,124	72.9	51,745,278	75.0
Commercial business	17,027,054	25.2	16,059,082	23.2
Consumer — other	1,369,224	2.1	1,372,906	2.0
Deferred origination fees, net	(135,647)	(0.2)	(149,823)	(0.2)
Gross loans, net of deferred fees	67,541,755	100.0%	69,027,443	100.0%
Less allowance for loan losses	(1,139,509)		(1,032,776)
Total loans, net	$66,402,246		$67,994,667

	2013		2012
		% of		% of
	Amount	Total	Amount	Total
Real Estate:
Commercial	$21,795,047	34.2%	$24,845,155	35.3%
Construction and development	10,053,100	15.8	12,299,452	17.5
Single and multifamily residential	18,757,484	29.5	21,294,926	30.2
Total real estate loans	50,605,631	79.5	58,439,533	83.0
Commercial business	12,170,698	19.1	10,915,768	15.5
Consumer — other	999,941	1.6	1,128,544	1.6
Deferred origination fees, net	(106,134)	(0.2)	(102,099)	(0.1)
Gross loans, net of deferred fees	63,670,136	100.0%	70,381,746	100.0%
Less allowance for loan losses	(1,301,886)		(1,858,416)
Total loans, net	$62,368,250		$68,523,330

	2011
		% of
	Amount	Total
Real Estate:
Commercial	$27,608,938	35.9%
Construction and development	13,073,899	17.0
Single and multifamily residential	23,360,151	30.4
Total real estate	64,042,988	83.3
Commercial business	11,346,361	14.8
Consumer — other	1,574,865	2.0
Deferred origination fees, net	(74,853)	(0.1)
Gross loans	76,889,361	100.0%
Less allowance for loan losses	(2,110,523)
Total loans, net	$74,778,838

The largest component of our loan portfolio at year-end was commercial real estate loans, which represented 37.8% of the portfolio. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration of certain types of collateral. Refer to Item 1, “Lending Activities”, for a detailed discussion regarding the risks inherent in each loan category noted above. Due to the short time our portfolio has existed, the current mix may not be indicative of the ongoing portfolio mix.

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at December 31, 2015.

		After one
	One year	but within	After five
	or less	five years	years	Total
Real Estate:
Commercial	$5,740,738	$17,556,599	$2,262,606	$25,559,943
Construction and development	2,850,334	3,915,218	520,907	7,286,459
Single and multifamily residential	4,107,456	7,977,523	4,349,743	16,434,722
Total real estate	12,698,528	29,449,340	7,133,256	49,281,124
Commercial business	5,170,004	11,334,906	522,144	17,027,054
Consumer — other	551,733	749,455	68,036	1,369,224
Gross loans	$18,420,265	$41,533,701	$7,723,436	$67,677,402
Deferred origination fees, net				(135,647)
Gross loans, net of deferred fees				$67,541,755
Loans maturing — after one year with
Fixed interest rates				$16,892,651
Floating interest rates				$32,364,486

Loan Performance and Asset Quality

Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest (unless the loan is well-collateralized and in the process of collection), or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. When a loan is placed in nonaccrual status, interest accruals are discontinued and income earned but not collected is reversed. Cash receipts on nonaccrual loans are not recorded as interest income, but are used to reduce principal. Loans are removed from nonaccrual status when they become current as to both principal and interest and when concern no longer exists as to the collectability of principal or interest based on current available information or as evidenced by sufficient payment history, which generally is six months. Foregone interest income related to nonaccrual loans equaled $129,066 and $77,639 for the years ended December 31, 2015 and 2014, respectively. No interest income was recognized on nonaccrual loans during 2015 and 2014. At both December 31, 2015 and 2014, there were no accruing loans which were contractually past due 90 days or more as to principal or interest payments.

The following tables summarize delinquencies and nonaccruals, by portfolio class, as of December 31, 2015, 2014, 2013, 2012, and 2011.

	Single and
	multifamily	Construction	Commercial
	residential	and	real estate —	Commercial
	real estate	development	other	business	Consumer	Total
December 31, 2015
30–59 days past due	$75,890	$—	$—	$—	$—	$75,890
60–89 days past due	63,702	250,378	—	—	—	314,080
Nonaccrual	168,879	40,500	1,390,013	65,798	—	1,665,190
Total past due and nonaccrual	308,471	290,878	1,390,013	65,798	—	2,055,160
Total debt restructurings	—	—	—	—	—	—
Current	16,126,251	6,995,581	24,169,930	16,961,256	1,369,224	65,622,242
Total loans	$16,434,722	$7,286,459	$25,559,943	$17,027,054	$1,369,224	$67,677,402

	Single and
	multifamily	Construction	Commercial
	residential	and	real estate —	Commercial
	real estate	development	other	business	Consumer	Total
December 31, 2014
30–59 days past due	$188,033	$39,561	$—	$23,938	$—	$251,532
60–89 days past due	—	—	—	9,129	—	9,129
Nonaccrual	—	—	534,057	—	—	534,057
Total past due and nonaccrual	188,033	39,561	534,057	33,067	—	794,718
Total debt restructurings	—	—	—	—	—	—
Current	17,885,396	8,385,892	24,712,339	16,026,015	1,372,906	68,382,548
Total loans	$18,073,429	$8,425,453	$25,246,396	$16,059,082	$1,372,906	$69,177,266

	Single and
	multifamily	Construction	Commercial
	residential	and	real estate —	Commercial
	real estate	development	other	business	Consumer	Total
December 31, 2013
30–59 days past due		$42,542	$524,430	$—	$—	$566,972
60–89 days past due	$—	—	—	—	—	—
Nonaccrual	—	1,008,253	347,615	—	—	1,402,715
Total past due and nonaccrual	46,847	1,050,795	872,045	—	—	1,969,687
Total debt restructurings	46,847	—	—	—	—	—
Current	—	9,002,305	20,923,002	12,170,698	999,941	61,806,583
Total loans	$18,757,484	$10,053,100	$21,795,047	$12,170,698	$999,941	$63,776,270

	Single and
	multifamily	Construction	Commercial
	residential	and	real estate —	Commercial
	real estate	development	other	business	Consumer	Total
December 31, 2012
30–59 days past due	$46,178	$—	$—	$—	$9,316	$55,494
60–89 days past due	—	—	—	—	1,541	1,541
Nonaccrual	719,260	3,710,587	331,000	—	—	4,760,847
Total past due and nonaccrual	765,438	3,710,587	331,000	—	10,857	4,817,882
Total debt restructurings	1,175,843	—	1,314,205	—	—	2,490,048
Current	19,353,645	8,588,865	23,199,950	10,915,768	1,117,687	63,175,915
Total loans	$21,294,926	$12,299,452	$24,845,155	$10,915,768	$1,128,544	$70,483,845

	Single and
	multifamily	Construction	Commercial
	residential	and	real estate —	Commercial
	real estate	development	other	business	Consumer	Total
December 31, 2011
30–59 days past due	$760,086	$516,483	$—	$66,500	$—	$1,343,069
60–89 days past due	—	—	—	—	14,358	14,358
Nonaccrual	1,558,914	3,128,943	354,990	—	—	5,042,847
Total past due and nonaccrual	2,319,000	3,645,426	354,990	66,500	14,358	6,400,274
Total debt restructurings	1,348,775	—	—	—	—	1,348,775
Current	19,692,376	9,428,473	27,253,948	11,279,861	1,560,507	69,215,165
Total loans	$23,360,151	$13,073,899	$27,608,938	$11,346,361	$1,574,865	$76,964,214

Total delinquent and nonaccrual loans increased from $794,718 at December 31, 2014 to $2,055,160 at December 31, 2015, an increase of $1.3 million or 158.6%. This increase was a result of movement of seven loans to nonaccrual status, partially offset by one nonaccrual loan transferring to other real estate owned, which increased by $1.1 million from 2014 to 2015. In addition there was a decrease in loans past due 30-59 days of $175,642, partially offset by an increase in loans past due 60-89 days of $304,951 as discussed below. Nonaccrual increases were seen in single and multifamily residential, construction and development, commercial real estate and residential lot real estate loans due to successful foreclosure of the properties collateralizing these loans and their transfer to other real estate owned. At December 31, 2015, nonaccrual loans represented 2.46% of gross loans. Loans past due 30-89 days are considered potential problem loans and amounted to $75,890 and $251,532 at December 31, 2015 and 2014, respectively. The decrease in 30-89 delinquent loans is due to one loan moving into the 30-59 days delinquent category and two loans moving into the 60-89 days delinquent category.

Another method used to monitor the loan portfolio is credit grading. As part of the loan review process, loans are given individual credit grades, representing the risk we believe is associated with the loan balance. Credit grades are assigned based on factors that impact the collectability of the loan, the strength of the borrower, the type of collateral, and loan performance. Commercial loans are individually graded at origination and credit grades are reviewed on a regular basis in accordance with our loan policy. Consumer loans are assigned a “pass” credit rating unless something within the loan warrants a specific classification grade. The following tables summarize management’s internal credit risk grades, by portfolio class, as of December 31, 2015 and 2014.

	Single and
	multifamily	Construction	Commercial
	residential	and	real estate —	Commercial
	real estate	development	other	business	Consumer	Total
December 31, 2015
Pass Loans (Consumer)	$8,340,816	$1,350,332	$—	$—	$1,369,224	$11,060,372
Grade 1 — Prime	—	—	—	—	—	—
Grade 2 — Good	—	—	—	—	—	—
Grade 3 — Acceptable	4,479,116	809,004	8,121,125	7,667,706	—	21,076,951
Grade 4 — Acceptable w/Care	3,382,209	4,759,864	14,724,468	8,199,385	—	31,065,926
Grade 5 — Special Mention	63,702	76,381	611,189	846,106	—	1,597,378
Grade 6 — Substandard	168,879	290,878	2,103,161	313,857	—	2,876,775
Grade 7 — Doubtful	—	—	—	—	—	—
Total loans	$16,434,722	$7,286,459	$25,559,943	$17,027,054	$1,369,224	$67,677,402

	Single and
	multifamily	Construction	Commercial
	residential	and	real estate —	Commercial
	real estate	development	other	business	Consumer	Total
December 31, 2014
Pass Loans (Consumer)	$10,739,155	$1,362,322	$—	$—	$1,341,699	$13,443,176
Grade 1 — Prime	—	—	—	—	—	—
Grade 2 — Good	—	—	—	1,652,739	—	1,652,739
Grade 3 — Acceptable	2,594,126	1,284,107	9,123,260	4,629,684	31,207	17,662,384
Grade 4 — Acceptable w/Care	3,792,456	5,277,692	14,184,482	9,754,850	—	33,009,480
Grade 5 — Special Mention	—	82,413	648,152	—	—	730,565
Grade 6 — Substandard	947,692	418,919	1,290,502	21,809	—	2,678,922
Grade 7 — Doubtful	—	—	—	—	—	—
Total loans	$18,073,429	$8,425,453	$25,246,396	$16,059,082	$1,372,906	$69,177,266

Loans graded one through four are considered “pass” credits. Consumer loans are assigned a “pass” credit rating unless something within the loan warrants a specific classification grade. At December 31, 2015, approximately 93% of the loan portfolio had a credit grade of “pass” compared to 95% at December 31, 2014. For loans to qualify for this grade, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment.

Loans with a credit grade of five are not considered classified; however they are categorized as a special mention or watch list credit, and are considered potential problem loans. This classification is utilized by us when we have an initial concern about the financial health of a borrower. These loans are designated as such in order to be monitored more closely than other credits in our portfolio. We then gather current financial information about the borrower and evaluate our current risk in the credit. We will then either reclassify the loan as “substandard” or back to its original risk rating after a review of the information. There are times when we may leave the loan on the watch list, if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we determine to review the loan on a more regular basis. Loans on the watch list are not considered problem loans until they are determined by management to be classified as substandard. As of December 31, 2015, we had loans totaling $1.6 million on the watch list compared to $730,565 as of December 31, 2014. This increase was primarily related to three loans deemed as substandard during 2015.

Loans graded six or greater are considered classified credits. At December 31, 2015 and 2014, classified loans totaled $2.9 million and $2.7 million, respectively, with the vast majority of these loans being collateralized by real estate. Classified credits are evaluated for impairment on a quarterly basis.

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due, according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan-by-loan basis by calculating either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. The resulting shortfall is charged to provision for loan losses and is classified as a specific reserve. When an impaired loan is ultimately charged-off, the charge-off is taken against the specific reserve.

At December 31, 2015, impaired loans totaled $2.4 million, all of which were valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral. Market values were obtained using independent appraisals, updated in accordance with our reappraisal policy, or other market data such as recent offers to the borrower. During 2015, the average recorded investment in impaired loans was $2.4 million compared to $2.9 million during 2014. As of December 31, 2015 and December 31, 2014, we had loans totaling approximately $498,437 and $663,329, respectively that were classified in accordance with our loan rating policies but were not considered impaired. The following tables summarize information relative to impaired loans, by portfolio class, at December 31, 2015 and 2014.

	Unpaid			Average
	principal	Recorded	Related	impaired	Interest
	balance	investment	allowance	investment	income
December 31, 2015
With no related allowance recorded:
Single and multifamily residential real estate	$—	$—	$—	$411,430	$21,667
Construction and development	—	—	—	177,047	—
Commercial real estate — other	905,968	905,968	—	415,488	29,423
Commercial	—	—	—	62,015	—
Consumer	—	—	—	—	—
With related allowance recorded:
Single and multifamily residential real estate	236,938	236,938	163,138	270,668	—
Construction and development	40,500	40,500	10,500	239,206	727
Commercial real estate — other	1,197,193	1,197,193	201,793	805,654	46,761
Commercial	—	—	—	18,139	2,119
Consumer	—	—	—	—	—
Total:
Single and multifamily residential real estate	236,938	236,938	163,138	682,098	21,667
Construction and development	40,500	40,500	10,500	416,253	727
Commercial real estate — other	2,103,161	2,103,161	201,793	1,221,142	76,184
Commercial	—	—	—	80,154	2,119
Consumer	—	—	—	—	—
	$2,380,599	$2,380,599	$375,431	$2,399,647	$100,697

	Unpaid			Average
	principal	Recorded	Related	impaired	Interest
	balance	investment	allowance	investment	income
December 31, 2014
With no related allowance recorded:
Single and multifamily residential real estate	$725,090	$725,090	$—	$604,851	$44,239
Construction and development	—	—	—	332,954	—
Commercial real estate — other	190,791	190,791	—	229,385	—
Commercial	—	—	—	—	—
Consumer	—	—	—	—	—
With related allowance recorded:
Single and multifamily residential real estate	—	—	—	442,094	—
Construction and development	—	—	—	649,560	—
Commercial real estate — other	1,099,712	1,099,712	88,712	645,833	42,321
Commercial	—	—	—	17,156	—
Consumer	—	—	—	—	—
Total:
Single and multifamily residential real estate	725,090	725,090	—	1,046,945	44,239
Construction and development	—	—	—	982,514	—
Commercial real estate — other	1,290,503	1,290,503	88,712	875,218	42,321
Commercial	—	—	—	17,156	—
Consumer	—	—	—	—	—
	$2,015,593	$2,015,593	$88,712	$2,921,833	$86,560

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

At December 31, 2014, the principal balance of TDRs was approximately $343,000. At December 31, 2015, the principal balance of TDRs was zero as the one loan previously constituting our sole TDR had been transferred to other real estate owned. During the year ended December 31, 2014, the two loans classified as held for sale and previously classified as TDRs in 2013 were sold for total proceeds of $1,033,000. A success fee of approximately $41,000 and a gain of approximately $118,000 were recognized as a result of this sale. No TDRs went into default during the year ended December 31, 2015. A TDR can be removed from “troubled” status once there is sufficient history of demonstrating the borrower can service the credit under market terms. We currently consider sufficient history to be approximately six months. As of December 31, 2014, the carrying balance consisted of one performing loan within one relationship which was restructured and granted a period of interest only payments during January 2014.

There were no loans modified as TDRs within the previous 12- month period for which there was a payment default during the year ended December 31, 2015.

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statements of operations. At December 31, 2015, the allowance for loan losses was $1.1 million, or 1.68% of gross loans, compared to $1.0 million at December 31, 2014, or 1.49% of gross loans. This decrease in the allowance for loan losses is due to charge-offs taken against specific reserves, as well as payoffs in our commercial real estate portfolio, which carries a higher historical loss ratio and, consequently, a higher reserve factor within our allowance model.

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

Our allowance for loan losses consists of both specific and general reserve components. The specific reserve component relates to loans that are impaired loans as defined in FASB ASC Topic 310, “Receivables”. Loans determined to be impaired are excluded from the general reserve calculation described below and evaluated individually for impairment. Impaired loans totaled $2.4 million at December 31, 2015, with an associated specific reserve of approximately $375,000. See above discussion under “Loan Performance and Asset Quality” for additional information related to impaired loans.

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

The following tables summarize activity related to our allowance for loan losses for the years ended December 31, 2015, 2014, 2013, 2012, and 2011 by portfolio segment.

	Single and
	multifamily	Construction	Commercial
	residential	and	real estate —	Commercial
	real estate	development	other	business	Consumer	Total
December 31, 2015
Allowance for loan losses:
Balance, beginning of year	$160,797	$234,130	$363,097	$184,679	$90,073	$1,032,776
Provision (reversal of provision) for
loan losses	105,000	(50,000)	120,000	60,000	(85,000)	150,000
Loan charge-offs	—	—	(43,267)	—	—	(43,267)
Loan recoveries	—	—	—	—	—	—
Net loans charged-off	—	—	(43,267)	—	—	(43,267)
Balance, end of year	$265,797	$184,130	$439,830	$244,679	$5,073	$1,139,509
Individually reviewed for impairment	$163,138	$10,500	$201,793	$—	$—	$375,431
Collectively reviewed for impairment	102,659	173,630	238,037	244,679	5,073	764,078
Total allowance for loan losses	$265,797	$184,130	$439,830	$244,679	$5,073	$1,139,509
Gross loans, end of period:
Individually reviewed for impairment	$236,938	$40,500	$2,103,161	$—	$—	$2,380,599
Collectively reviewed for impairment	16,197,784	7,245,959	23,456,782	17,027,054	1,369,224	65,296,803
Total gross loans	$16,434,722	$7,286,459	$25,559,943	$17,027,054	$1,369,224	$67,677,402

	Single and
	multifamily	Construction	Commercial
	residential	and	real estate —	Commercial
	real estate	development	other	business	Consumer	Total
December 31, 2014
Allowance for loan losses:
Balance, beginning of year	$237,230	$485,010	$360,564	$129,009	$90,073	$1,301,886
Provision (reversal of provision) for loan losses	(150,000)	(295,265)	100,106	315,159	—	(30,000)
Loan charge-offs	—	(118,577)	(101,000)	(297,889)	—	(517,466)
Loan recoveries	73,567	162,962	3,427	38,400	—	278,356
Net loans charged-off	73,567	44,385	(97,573)	(259,489)	—	(239,110)
Balance, end of year	$160,797	$234,130	$363,097	$184,679	$90,073	$1,032,776
Individually reviewed for impairment	$—	$—	$88,712	$—	$—	$88,712
Collectively reviewed for impairment	160,797	234,130	274,385	184,679	90,073	944,064
Total allowance for loan losses	$160,797	$234,130	$363,097	$184,679	$90,073	$1,032,776
Gross loans, end of period:
Individually reviewed for impairment	$725,090	$—	$1,290,503	$—	$—	$2,015,593
Collectively reviewed for impairment	17,348,339	8,425,453	23,955,893	16,059,082	1,372,906	67,161,673
Total gross loans	$18,073,429	$8,425,453	$25,246,396	$16,059,082	$1,372,906	$69,177,266

	Single and
	multifamily	Construction	Commercial
	residential	and	real estate —	Commercial
	real estate	development	other	business	Consumer	Total
December 31, 2013
Allowance for loan losses:
Balance, beginning of year	$611,576	$1,073,110	$63,747	$36,683	$73,300	$1,858,416
Provision for loan losses	(115,000)	(586,040)	703,817	85,827	16,820	105,424
Loan charge-offs	(259,346)	(97,060)	(407,000)	—	(148)	(763,554)
Loan recoveries	—	95,000	—	6,499	101	101,600
Net loans charged-off	(259,346)	(2,060)	(407,000)	6,499	(47)	(661,954)
Balance, end of year	$237,230	$485,010	$360,564	$129,009	$90,073	$1,301,886
Individually reviewed for impairment	$7,425	$101,000	$83,614	$—	$—	$192,039
Collectively reviewed for impairment	229,805	384,010	276,950	129,009	90,073	1,109,847
Total allowance for loan losses	$237,230	$485,010	$360,564	$129,009	$90,073	$1,301,886
Gross loans, end of period:
Individually reviewed for impairment	$138,691	$1,008,253	$347,969	$—	$—	$1,494,913
Collectively reviewed for impairment	18,618,793	9,044,847	21,447,078	12,170,698	999,941	62,281,357
Total gross loans	$18,757,484	$10,053,100	$21,795,047	$12,170,698	$999,941	$63,776,270

	Single and
	multifamily	Construction	Commercial
	residential	and	real estate —	Commercial
	real estate	development	other	business	Consumer	Total
December 31, 2012
Allowance for loan losses:
Balance, beginning of year	$576,669	$688,847	$347,061	$412,808	$85,138	$2,110,523
Provision for loan losses	88,351	402,724	(233,315)	(361,806)	82,046	(22,000)
Loan charge-offs	(55,330)	(18,461)	(49,999)	(15,443)	(93,884)	(233,117)
Loan recoveries	1,886	—	—	1,124	—	3,010
Net loans charged-off	(53,444)	(18,461)	(49,999)	(14,320)	(93,884)	(230,108)
Balance, end of year	$611,576	$1,073,110	$63,747	$36,683	$73,300	$1,858,416
Individually reviewed for impairment	$159,979	$248,417	$34,000	$—	$—	$442,396
Collectively reviewed for impairment	451,597	824,693	29,747	36,683	73,300	1,416,020
Total allowance for loan losses	$611,576	$1,073,110	$63,747	$36,683	$73,300	$1,858,416
Gross loans, end of period:
Individually reviewed for impairment	$2,034,986	$4,814,002	$1,645,205	$—	$—	$8,494,193
Collectively reviewed for impairment	19,259,940	7,485,450	23,199,950	10,915,768	1,128,544	61,989,652
Total gross loans	$21,294,926	$12,299,452	$24,845,155	$10,915,768	$1,128,544	$70,483,845

	Single and
	multifamily	Construction	Commercial
	residential	and	real estate —	Commercial
	real estate	development	other	business	Consumer	Total
December 31, 2011
Allowance for loan losses:
Balance, beginning of year	$859,255	$1,365,914	$473,504	$306,791	$57,028	$3,062,492
Provision for loan losses	122,733	739,248	(59,736)	(107,334)	35,089	730,000
Loan charge-offs	(405,319)	(1,416,315)	(66,707)	(764)	(6,979)	(1,896,084)
Loan recoveries	—	—	—	214,115	—	214,115
Net loans charged-off	(405,319)	(1,416,315)	(66,707)	213,351	(6,979)	(1,681,969)
Balance, end of year	$576,669	$688,847	$347,061	$412,808	$85,138	$2,110,523
Individually reviewed for impairment	$141,830	$383,421	$—	$—	$38,424	$563,675
Collectively reviewed for impairment	434,839	305,426	347,061	412,808	46,714	1,546,848
Total allowance for loan losses	$576,669	$688,847	$347,061	$412,808	$85,138	$2,110,523
Gross loans, end of period:
Individually reviewed for impairment	$1,605,525	$6,814,177	$354,990	$—	$75,661	$8,850,353
Collectively reviewed for impairment	21,754,626	6,259,722	27,253,948	11,346,361	1,499,204	68,113,861
Total gross loans	$23,360,151	$13,073,899	$27,608.938	$11,346,361	$1,574,865	$76,964,214

Net loan charge-offs decreased during 2015 from $239,110 for the year ended December 31, 2014 to $43,267 for the year ended December 31, 2015, a decrease of $195,843. Charge-offs in 2014 of $517,466 were partial charge-offs taken on certain collateral-dependent loans within our real estate portfolio segments. Charge-offs in 2015 of approximately $43,000 were full charge-offs taken on one loan within our commercial real estate segment. Partial charge-offs were based on recent appraisals and evaluations on commercial real estate loans in the process of foreclosure. Loans with partial charge-offs are typically considered impaired loans and remain on nonaccrual status. In addition, when collateral is obtained in satisfaction of a loan, a charge-off is taken through the allowance at the time of repossession to move the collateral to other real estate owned at fair value less costs to sell.

The allowance as a percentage of gross loans increased from 1.49% at December 31, 2014 to 1.68% at December 31, 2015. The increase in the reserve percentage is due to an increase in allowance for loan losses of $106,733. The increase in allowance is attributed to the recognition of a provision for loan losses of $150,000, net of and charge-offs taken against specific reserves of $43,267. The general reserve as a percentage of loans has decreased from 1.41% at December 31, 2014 to 1.17% at December 31, 2015.

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

Other Real Estate Owned and Repossessed Assets

As of December 31, 2015, we had $1.9 million in other real estate owned. This compares to $2.6 million in other real estate owned as of December 31, 2014. During 2015, collateral was obtained from one loan relationship that went through the foreclosure process. We also completed the sale of three repossessed properties.

During 2015, other real estate owned for the Company decreased due to the sale of real estate owned that were purchased from the Bank for proceeds of approximately $455,000, which resulted in a gain of approximately $17,000 to the Company. Real estate owned also decreased due to the sale of two pieces of real estate held by the Bank for proceeds of approximately $143,000, which resulted in a loss of approximately $5,200. In addition, the Company recognized writedowns on real estate owned of approximately $377,000 during 2015. The remaining pieces of real estate owned that were purchased from the Bank are being actively marketed for sale. One piece of real estate was moved to other real estate owned in March for $300,000, and subsequently written down by $30,000. On January 28, 2016, proceeds of $35,332 were received from the sale of one piece of real estate held by the Company. A loss of $4,680 was recognized as a result of this transaction.

The following table summarizes changes in other real estate owned and repossessed assets during the periods noted:

	2015	2014
Balance at beginning of year	$2,557,457	$2,508,170
Repossessed property acquired in settlement of loans	300,000	1,143,000
Proceeds from sales of repossessed property	(582,295)	(505,263)
Gain (loss) on sale and write-downs of repossessed property, net	(364,942)	(588,450)
Balance at end of year	$1,910,220	$2,557,457

The following table summarizes the composition of other real estate owned and repossessed assets as of the dates noted:

	December 31,
	2015	2014
Residential land lots	$31,320	$552,200
Single and multifamily residential real estate	—	62,257
Commercial office space	1,008,900	1,233,000
Commercial land	870,000	710,000
Equipment	—	—
Total	$1,910,220	$2,557,457

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

Deposits and Other Interest-Bearing Liabilities

Our primary source of funds for loans and investments is our deposits and short-term repurchase agreements. Average total deposits for the years ended December 31, 2015 and 2014 were $84.3 million and $85.0 million, respectively. The following table shows the balance outstanding and the weighted-average rates paid on deposits held by us as of December 31, 2015, 2014, and 2013.

	2015		2014		2013
	Amount	Rate	Amount	Rate	Amount	Rate
Non-interest bearing demand deposits	$13,010,209	—%	$11,016,882	—%	$12,044,506	—%
Interest bearing demand deposits	8,894,407	0.12	7,335,360	0.12	6,624,714	0.19
Money market accounts	33,164,973	0.25	35,077,304	0.24	40,031,189	0.24
Savings accounts	1,034,438	0.05	767,668	0.05	426,516	0.05
Time deposits less than $100,000	5,756,202	0.71	6,695,936	0.62	9,197,213	0.92
Time deposits of $100,000 or more	21,707,095	0.84	21,981,513	0.76	19,250,539	0.66
Brokered time deposits less than $100,000	—	—	—	—	1,594,000	1.55
Total	$83,567,324	0.38%	$82,874,663	0.36%	$89,168,677	0.39%

Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. Core deposits increased $967,079, or 1.6%, from $60.9 million at December 31, 2014 to $61.9 million at December 31, 2015. Total retail, or customer, deposits decreased $1.3 million during 2015, or 1.8%. In 2010 we began reducing our reliance on brokered time deposits. We had no brokered time deposits as of December 31, 2015 and 2014 as the $1.6 million remaining time deposit matured in March 2014 and was not renewed. We plan to continue to not utilize brokered time deposits and reduce our reliance on other noncore funding sources, while focusing our efforts to gather core deposits in our local market. Our loan-to-deposit ratio was 78.1% and 78.5% at December 31, 2015 and 2014, respectively.

All of our time deposits are certificates of deposits. The maturity distribution of our time deposits of $100,000 or more, excluding brokered deposits, at December 31, 2015 is as follows:

Three months or less	$2,200,361
Over three through six months	4,196,145
Over six through twelve months	5,766,446
Over twelve months	9,544,143
Total	$21,707,095

Time deposits that meet or exceed the FDIC insurance limit at $250,000 amounted to $7,578,706 and $7,028,406 as of December 31, 2015 and 2014, respectively.

Short-Term Borrowings

At December 31, 2015, 2014, and 2013, the Bank had sold $113,080, $153,603, and $96,879, respectively, of securities under agreements to repurchase with brokers with a weighted rate of 0.10%, 0.15%, and 0.10%, respectively that mature in less than 90 days. These agreements were secured with approximately $107,000, $130,000, and $150,000 of investment securities, respectively. The securities, under agreements to repurchase, averaged $98,636 during 2015, with $354,739 being the maximum amount outstanding at any month-end. The average rate paid in 2015 was 0.10%. The securities, under agreements to repurchase, averaged $110,307 during 2014, with $221,467 being the maximum amount outstanding at any month-end. The average rate paid in 2014 was 0.10%. The securities, under agreements to repurchase, averaged $109,289 during 2013, with $218,426 being the maximum amount outstanding at any month-end. The average rate paid in 2013 was 0.10%.

At December 31, 2015, the Bank had an unused unsecured line of credit to purchase federal funds of $2.0 million. The line of credit is available on a one to fourteen day basis for general corporate purposes of the Bank. The lender has reserved the right to withdraw the line at its option. At December 31, 2015, the Bank had pledged $15.3 million in loans to the FRB’s Borrower-in-Custody of Collateral program. Our available credit under this line was approximately $10.5 million as of December 31, 2015.

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

Federal Home Loan Bank Advances

From time to time, the Bank utilizes FHLB advances as a source of funding. However, at December, 31, 2015, the Bank had no advances from the FHLB. At December 31, 2014, the Bank had $5.0 million of advances from the FHLB, with a weighted average rate of 0.25%. The advance was obtained in July 2014 with a maturity date of January 2015. FHLB advances averaged $2.3 million during 2014, with $5.0 million being the maximum amount outstanding at any month-end. The average rate paid in 2014 was 0.25%. The FHLB advance was repaid in full in January 2015 upon maturity. Advances outstanding as of December 31, 2014 were secured with approximately $45.5 million of first and second mortgage loans and $483,500 of stock in the FHLB.

CAPITAL RESOURCES

Total shareholders’ equity was $12.6 million at December 31, 2015, an increase of $3.2 million, or 34.4%, from $9.4 million at December 31, 2014. Shareholders’ equity increased during 2015 primarily due to the issuance of common stock and paid-in capital from the follow-on offering with funds of $7.6 million, net of offering costs, and an increase in unrealized loss on investment securities of $112,692, partially offset by the recognition of a net loss of $4.8 million and compensation expense related to stock options of $303,829. For 2015, the $4.8 million net loss was primarily the result of product research and development expenses of $2.2 million, and $457,173 in expenses to carry other real estate owned, gains and losses of other real estate owned, and write-downs on other real estate owned. Our shareholders’ equity is also affected by fluctuations in our other comprehensive income (loss). The highest month end reported unrealized loss in other comprehensive income during calendar 2014 was $1,154 in December 2014 as compared to the highest month end unrealized gain in December 2015 of $113,846.

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

In July 2013, the FDIC approved a final rule to implement the Basel III regulatory capital reforms among other changes required by the Dodd-Frank Act. The framework requires banking organizations to hold more and higher quality capital, which acts as a financial cushion to absorb losses, taking into account the impact of risk. The approved rule included a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% as well as a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rule also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and included a minimum leverage ratio of 4% for all banking institutions. For the largest, most internationally active banking organizations, the rule included a new minimum supplementary leverage ratio that takes into account off-balance sheet exposures. In terms of quality of capital, the final rule emphasized common equity Tier 1 capital and implemented strict eligibility criteria for regulatory capital instruments. It also changed the methodology for calculating risk-weighted assets to enhance risk sensitivity. The changes began to take effect for the Bank in January 2015. It is management’s belief that, as of December 31, 2015, the Bank met all capital adequacy requirements under Basel III on a fully phased-in basis if such requirements were currently effective.

See additional discussion above under “Business — Supervision and Regulation.”

The following table sets forth the Bank’s and the Company’s various capital ratios at December 31, 2015, 2014, and 2013.

	Bank			Holding Company
	2015	2014	2013	2015	2014	2013
Total risk-based capital	14.1%	15.3%	15.7%	12.8%	14.0%	24.0%
Tier 1 risk-based capital	12.8%	14.0%	14.5%	16.7%	12.7%	22.7%
Leverage capital	10.0%	10.6%	10.2%	13.0%	9.7%	16.0%
Common equity to Tier 1 capital	12.8%	n/a	n/a	16.7%	n/a	n/a

Since December 31, 2015, no conditions or events have occurred, of which we are aware, that have resulted in a material change in the Company’s or the Bank’s capital category. As of December 31, 2015, there were no commitments outstanding. There were no new commitments as of March 25, 2016. Under Regulation W, the Bank may not be a source of cash or capital for the Company. As disclosed in “Note 21 — Parent Company Financial Information,” the Company’s cash balances were $2.9 million and its real estate held for sale were $631,320 at December 31, 2015.

RETURN ON EQUITY AND ASSETS

The following table shows the return on average assets (net income (loss) divided by average total assets), return on average equity (net income (loss) divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the years ended December 31, 2015, 2014 and 2013. Since our inception, we have not paid cash dividends.

	2015	2014	2013
Return on average assets	(4.94)%	(6.25)%	(5.75)%
Return on average equity	(38.47)%	(6.24)%	(3.92)%
Equity to assets ratio	12.85%	12.29%	14.68%

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

OFF-BALANCE SHEET RISK

Commitments to extend credit are agreements to lend to a client as long as the client has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2015 unfunded commitments to extend credit were $9.5 million, of which approximately $8.0 million is at fixed rates and $1.5 million is at variable rates. A significant portion of the unfunded commitments related to commercial lines of credit. Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

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

Approximately 64.6% of our loans were variable rate loans at December 31, 2015, an increase from 59.6% at December 31, 2014. As of December 31, 2015, our ratio of cumulative gap to total earning assets after 12 months but within five years was 19.68% because in a rate change scenario, $17.6 million more liabilities would reprice in a 12 month period than assets. However, our gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

Interest rate risk is the Company’s primary market risk exposure. As part of interest rate risk management, the Company may enter into swap agreements to provide protection from rising rates and the impact on the current gap. There were no swap agreements at December 31, 2015. Currently, the Company’s exposure to market risk is reviewed on a regular basis by management, and at the Bank level, the ALCO.

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

The Company

The Company’s cash balances, independent of the Bank, were $2.9 million and its real estate held for sale were $631,320 at December 31, 2015 compared to cash balances of approximately $288,440 and real estate held for sale of $1.2 million at December 31, 2014. The Company’s accrued and other liabilities, independent of the Bank, were $905,824 at December 31, 2015 compared to $2.5 million at December 31, 2014. The increase in liquid assets of approximately $2.6 million was primarily due to the issuance of preferred stock for net proceeds of approximately $7.6 million in May 2015. The decrease in payables of $1.6 million was due primarily to the suspension of further development of the Company’s digital banking, payments and transaction services business in September 2015. See “Note 21 — Parent Company Financial Information” for additional information related to the transaction services segment.

The Bank

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits within our market. In addition, we will receive cash upon the maturity and the maturity of investment securities. Our investment securities available for sale at December 31, 2015 amounted to $10.7 million, or 11.0% of total assets. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. At December 31, 2015, $2.7 million of our investment portfolio was pledged against outstanding debt. Therefore, the related debt would need to be repaid prior to the securities being sold and converted to cash.

We are a member of the FHLB, from which applications for borrowings can be made for leverage purposes. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. At December 31, 2015, we had collateral that would support approximately $13.0 million in additional borrowings. Like all banks, we are subject to the FHLB’s credit risk rating policy which assigns member institutions a rating which is reviewed quarterly. The rating system utilizes key factors such as loan quality, capital, liquidity, profitability, etc. Our ability to access our available borrowing capacity from the FHLB in the future is subject to our rating and any subsequent changes based on our financial performance as compared to factors considered by the FHLB in their assignment of our credit risk rating each quarter.

At December 31, 2015, the Bank had an unused line of credit to purchase federal funds of $2.0 million. The line of credit is available on a one to fourteen day basis for general corporate purposes of the Bank. The lender has reserved the right to withdraw the line at its option. At December 31, 2015, the Bank had pledged $15.3 million in loans to the FRB’s Borrower-in-Custody of Collateral program. Our available credit under this line was approximately $10.5 million as of December 31, 2015.

The Consolidated Company

At December 31, 2015, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $13.9 million, or 14.2% of total assets, an increase from our cash liquidity ratio of 10.8% as of December 31, 2014. During 2015, the increase in liquidity is due primarily to the increase in cash and due from bank and fed funds sold, primarily due to the issuance of preferred stock of $7.6 million, as well as a decrease in expenses primarily to the Company’s suspension of development of its digital banking, payments and transaction services business in September 2015. We carefully focused on liquidity management during 2015 and 2014. As brokered deposits and advances have matured, we have not replaced these funds with wholesale funding as we have sought to reduce our reliance on brokered time deposits and other noncore funding sources. We had one remaining brokered deposit of $1,594,000 that matured in March 31, 2014 and was not renewed.

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

The following table sets forth information regarding our rate sensitivity, as of December 31, 2015, at each of the time intervals. The information in the table may not be indicative of our rate sensitivity position at other points in time. In addition, the maturity distribution indicated in the table may differ from the contractual maturities of the earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

	Within	After three but	After one but	After
	three months	within twelve months	within five years	five years	Total
Interest-earning assets:
Federal funds sold and other	$8,446,000	$—	$—	$—	$8,446,000
Investment securities	331,510	874,595	2,623,776	6,857,970	10,687,851
Interest-bearing deposits in
other institutions	1,500,000	—	—	—	1,500,000
Loans	7,776,960	10,643,307	41,533,701	7,723,436	67,677,403
Total interest-earning assets	$18,054,470	$11,517,902	$44,157,477	$14,581,406	$88,311,254
Interest-bearing liabilities:
Money market and NOW	$42,059,381	$—	$—	$—	$42,059,381
Regular savings	1,034,438	—	—	—	1,034,438
Time deposits	2,669,791	13,740,463	11,083,043	—	27,463,297
Repurchase agreements	113,080	—	—	—	113,080
Total interest-bearing liabilities	$45,876,690	$13,710,463	$11,083,043	$—	$70,670,196
Period gap	$(27,822,220)	$(2,192,561)	$33,074,434	$14,581,406
Cumulative gap	(27,822,220)	(30,014,781)	3,059,653	17,641,058
Ratio of cumulative gap to total
earning assets	(31.04)%	(33.48)%	3.41%	19.68%

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

In May 2014 and August 2015, the FASB issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

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

In January 2015, the FASB issued guidance to eliminate from U.S. GAAP the concept of an extraordinary item, which is an event or transaction that is both (1) unusual in nature and (2) infrequently occurring. Under the new guidance, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement,net of tax, after income from continuing operations; or (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. The Company will apply the guidance prospectively. The Company does not expect these amendments to have a material effect on its financial statements.

In February 2015, the FASB issued guidance which amends the consolidation requirements and significantly changes the consolidation analysis required under the U.S. GAAP. Although the amendments are expected to result in the deconsolidation of many entities, the Company will need to reevaluate all its previous consolidation conclusions. The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted, provided that the guidance is applied as of the beginning of the annual period containing the adoption date. The Company does not expect these amendments to have a material effect on its financial statements.

In August 2015, the FASB issued amendments to the Interest topic of the Accounting Standards Codification to clarify the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements. The amendments were effective upon issuance. The Company does not expect these amendments to have a material effect on its financial statements.

In January 2016, the FASB amended the Financial Instruments topic of the Accounting Standards Codification to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company will apply the guidance by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values will be applied prospectively to equity investments that exist as of the date of adoption of the amendments. The Company does not expect these amendments to have a material effect on its financial statements.

In February 2016, the FASB issued new guidance to change accounting for leases and that will generally require most leases to be recognized on the balance sheet. The new lease standard only contains targeted changes to accounting by lessors, however, lessees will be required to recognize most leases in their balance sheets as lease liabilities for lease payments and right-of-use assets representing the lessee’s rights to use the underlying assets for the lease terms for lease arrangements longer than 12 months. Under this approach, a lessee will account for most existing capital/finance leases at Type A leases and most existing operating leases as Type B leases. Type A and Type B leases have unique accounting and disclosure requirements. Existing sale-leaseback guidance, including guidance for real estate, will be replaced with a new model applicable to both lessees and lessors. The new guidance will be effective for fiscal years (and interim periods within those fiscal years) beginning after December 15, 2018. Early adoption is permitted for all companies and organizations. Management is currently analyzing the impact of the adoption of this guidance on the Company’s consolidated financial statements, including assessing changes that might be necessary to information technology systems, processes and internal controls to capture new data and address changes in financial reporting.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Independence Bancshares, Inc.
Greenville, South Carolina

We have audited the accompanying consolidated balance sheets of Independence Bancshares, Inc. and subsidiary (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independence Bancshares, Inc. and subsidiary as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/S/ ELLIOTT DAVIS DECOSIMO, LLC

Greenville, South Carolina
March 25, 2016

INDEPENDENCE BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
Assets
Cash and due from banks	$5,453,795	$5,261,080
Federal funds sold	8,446,000	5,643,000
Cash and cash equivalents	13,899,795	10,904,080
Interest-bearing deposits in other institutions	1,500,000	—
Investment securities available for sale	10,687,851	15,615,526
Non-marketable equity securities	392,500	609,650
Loans, net of an allowance for loan losses of $1,139,509 and
$1,032,776, respectively	66,402,246	67,994,667
Accrued interest receivable	232,215	291,288
Property, equipment, and software, net	2,198,796	2,384,007
Other real estate owned and repossessed assets	1,910,220	2,557,457
Other assets	243,683	355,307
Total assets	$97,467,306	$100,711,982
Liabilities
Deposits:
Non-interest bearing	$13,010,209	$11,016,882
Interest bearing	70,557,116	71,857,781
Total deposits	83,567,325	82,874,663
Federal Home Loan Bank advances	—	5,000,000
Note payable	—	600,000
Securities sold under agreements to repurchase	113,080	153,603
Accrued interest payable	7,909	8,226
Accounts payable and accrued expenses	1,134,833	2,664,910
Total liabilities	84,823,147	91,301,402
Commitments and contingencies — notes 13 and 14
Shareholders’ equity
Preferred stock, par value $.01 per share; 10,000,000 shares
authorized; 8,425 Series A shares issued and outstanding	84	—
Common stock, par value $.01 per share; 300,000,000 shares
authorized; 20,502,760 shares issued and outstanding	205,028	205,028
Additional paid-in capital	43,043,473	35,124,151
Accumulated other comprehensive income	113,846	1,154
Accumulated deficit	(30,718,272)	(25,919,753)
Total shareholders’ equity	12,644,159	9,410,580
Total liabilities and shareholders’ equity	$97,467,306	$100,711,982

See notes to consolidated financial statements that are an integral part of these consolidated statements.

INDEPENDENCE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2015	2014
Interest income
Loans	$3,193,831	$3,388,060
Investment securities	323,979	495,403
Federal funds sold and other	49,953	34,505
Total interest income	3,567,763	3,917,968
Interest expense
Deposits	315,484	292,287
Borrowings	15,578	19,737
Total interest expense	331,062	312,024
Net interest income	3,236,701	3,605,944
Provision (reversal of provision) for loan losses	150,000	(30,000)
Net interest income after provision for loan losses	3,086,701	3,635,944
Non-interest income
Service fees on deposit accounts	81,159	54,244
Residential loan origination fees	224,663	191,384
Forgiveness of debt	403,245	—
Gain on sale of loans held for sale	—	118,452
(Loss) gain on sale of investments	(87,995)	1,032
Other income	45,835	75,646
Total non-interest income	666,907	440,758
Non-interest expenses
Compensation and benefits	2,950,953	2,634,902
Real estate owned activity	457,173	651,038
Occupancy and equipment	678,404	630,638
Insurance	233,168	281,503
Data processing and related costs	343,107	337,510
Professional fees	1,320,505	739,618
Product research and development expense	2,209,978	4,938,034
Other	353,759	363,715
Total non-interest expenses	8,547,047	10,576,958
Loss before income tax expense	(4,793,439)	(6,500,256)
Income tax expense	5,080	—
Net loss	$(4,798,519)	$(6,500,256)
Other comprehensive income, net of tax
Unrealized gain on investment securities available for sale, net of tax	24,697	1,218,904
Reclassification adjustment included in net income, net of tax	87,995	(1,032)
Other comprehensive income	112,692	1,217,872
Total comprehensive loss	$(4,685,827)	$(5,282,384)
Loss per common share — basic and diluted	$(0.23)	$(0.32)
Weighted average common shares outstanding — basic and diluted	20,502,760	20,502,760

See notes to consolidated financial statements that are an integral part of these consolidated statements.

INDEPENDENCE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

						Accumulated
					Additional	other
	Preferred stock		Common stock		paid-in	comprehensive	Accumulated
	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	Total
December 31, 2013	—	$—	20,502,760	$205,028	$34,738,643	$(1,216,718)	$(19,419,797)	$14,307,456
Compensation expense
related to stock
options granted	—	—	—	—	385,508	—	—	385,508
Net loss	—	—	—	—	—	—	(6,500,256)	(6,500,256)
Other comprehensive
income	—	—	—	—	—	1,217,872	—	1,217,872
December 31, 2014	—	$—	20,502,760	$205,028	$35,124,151	$1,154	$(25,919,753)	$9,410,580
Compensation expense
related to stock
options granted	—	—	—	—	303,829	—	—	303,829
Issuance of preferred stock
–net of expenses	8,425	84	—	—	7,615,493	—	—	7,615,577
Net loss	—	—	—	—	—	—	(4,798,519)	(4,798,519)
Other comprehensive
income	—	—	—	—	—	112,692	—	112,692
December 31, 2015	8,425	$84	20,502,760	$205,028	$43,043,473	$113,846	$(30,718,272)	$12,644,159

See notes to consolidated financial statements that are an integral part of these consolidated statements.

INDEPENDENCE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014
Operating activities
Net loss	$(4,798,519)	$(6,500,256)
Adjustments to reconcile net loss to cash used in operating activities:
Provision (reversal of provision) for loan losses	150,000	(30,000)
Depreciation	215,471	216,323
Amortization of investment securities discounts/premiums, net	110,134	240,072
Stock option expense related to stock based amortization	303,829	385,508
Loss (gain) on sale of investment securities	87,995	(1,032)
Gain on sale of loans held for sale	—	(118,452)
Net changes in fair value and losses on other real estate owned and repossessed assets	364,942	588,450
Decrease in other assets, net	170,697	361,679
Forgiveness of debt	(403,245)	—
Increase (decrease) in other liabilities, net	(1,185,202)	1,976,418
Net cash used in operating activities	(4,983,898)	(2,881,290)
Investing activities
Net decrease (increase) in loans	1,142,421	(6,753,965)
Proceeds from sale of loans held for sale	—	1,033,000
Purchases of investment securities available for sale	(336,864)	—
Purchases of interest bearing deposits in other institutions	(1,500,000)	—
Maturities and sales of investment securities available for sale	4,070,789	4,097,244
Repayments of investment securities available for sale	1,166,366	1,392,127
Redemption (purchase) of non-marketable equity securities	217,150	(185,450)
Purchase of property, equipment, and software	(30,260)	(87,514)
Proceeds from sale of other real estate owned and repossessed assets	582,295	505,263
Net cash provided by investing activities	5,311,897	705
Financing activities
Increase (decrease) in deposits, net	692,662	(6,294,014)
(Repayments on) proceeds from borrowings	(5,000,000)	5,000,000
(Decrease) increase in securities sold under agreements to repurchase	(40,523)	56,724
(Repayments on) proceeds from issuance of note payable	(600,000)	600,000
Issuance of preferred stock, net of offering expenses	7,615,577	—
Net cash provided by (used in) financing activities	2,667,716	(637,290)
Net increase (decrease) in cash and cash equivalents	2,995,715	(3,517,875)
Cash and cash equivalents at beginning of the year	10,904,080	14,421,955
Cash and cash equivalents at end of the year	$13,899,795	$10,904,080
Supplemental information
Cash paid for
Interest	$331,379	$311,230
Schedule of non-cash transactions
Unrealized gain on securities available for sale, net of tax	$24,697	$1,218,904
Loans transferred to other real estate owned and repossessed assets	$300,000	$1,143,000

See notes to consolidated financial statements that are an integral part of these consolidated statements.

INDEPENDENCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

Independence Bancshares, Inc. (the “Company”) is a South Carolina corporation organized to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956 and the South Carolina Banking and Branching Efficiency Act of 1996, and to own and control all of the capital stock of Independence National Bank (the “Bank”). The Bank is a national association organized under the laws of the United States to conduct general banking business in Greenville, South Carolina. The Bank operates three full service branch offices in Greenville, South Carolina. On May 31, 2005, the Company sold 2,085,010 shares of its common stock in its initial public offering. All shares were sold at $10.00 per share. The offering raised approximately $20.5 million, net of offering costs. On December 31, 2012, the Company sold 17,648,750 shares of its common stock to certain accredited investors in a Private Placement (the “Private Placement”), which equated to gross proceeds of $14.1 million. All shares were sold at $0.80 per share. On August 1, 2013, the Company sold 769,000 shares of its common stock at a price of $0.80 per share to certain existing shareholders in a follow-on offering for gross proceeds of approximately $615,200 (the “Follow-on Offering”). On May 14, 2015, the Company issued 8,425 shares of Series A convertible preferred stock (the “Series A Shares”) to certain institutional investors and members of the Company’s management team for gross cash proceeds of approximately $8,425,000, at a price of $1,000 per share (the “Series A Private Placement). Each Series A share is convertible, at the holder’s option, into 1,250 shares of common stock and rank senior to our common stock with respect to dividends, distributions and liquidation preferences. The Series A shares have a liquidation preference of $1,000 per share. Also on May 14, 2015, the Company entered into a license agreement with MPIB Holdings, LLC (“MPIB”) pursuant to which it received a non-exclusive, non-transferable, non-licensable, worldwide license to use certain intellectual property of MPIB related to mobile payments and digital transactions. On January 4, 2016, the parties amended and restated the license agreement (the “Amended and Restated License Agreement”) pursuant to which MPIB agreed to make the license perpetual, subject to termination rights of the parties set forth in the Amended and Restated License Agreement, in exchange for the Company’s payment of an additional license fee of $275,000. On September 25, 2015, the Company suspended further development of its digital banking, payments and transaction services business. The board of directors intends to explore strategic alternatives for this line of business and the Company. In conjunction with the suspension of further development of the digital banking, payments and transaction services business, the Company terminated the employment of those employees who were primarily engaged in this development, including Gordon A. Baird, the Company’s former Chief Executive Officer. The board of directors terminated the Mr. Baird’s employment agreement with the Company effective as of September 25, 2015. No Bank employees were terminated, and there have been no material changes to the Bank’s operations. On October 4, 2015, the board of directors appointed Lawrence R. Miller, the president and chief executive officer of the Bank, as the Company’s interim Chief Executive Officer.

The following is a description of the significant accounting and reporting policies that the Company follows in preparing and presenting consolidated financial statements.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Independence National Bank. In consolidation, all significant intercompany transactions have been eliminated. The accounting and reporting policies conform to accounting principles generally accepted in the United States and to general practices in the banking industry.

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

Regulatory Considerations

On June 5, 2014, the Board of Directors of the Bank received an Order Terminating the Consent Order indicating that the Bank’s Consent Order with the OCC, which, among other things, required the Bank to maintain minimum capital levels in excess of the minimum regulatory capital ratios for “well-capitalized” banks, had been terminated effective June 4, 2014. The Bank was considered “well-capitalized” as of December 31, 2015.

The Bank entered into the Consent Order with the OCC on November 14, 2011, which, among other things, contained a requirement that the Bank maintain minimum capital levels that exceed the minimum regulatory capital ratios for “well-capitalized” banks. The Consent Order required the Bank to achieve and maintain Tier 1 capital at least equal to 9% of adjusted total average assets, Tier 1 risk based capital at least equal to 10%, and total risk based capital at least equal to 12% of risk-weighted assets.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents includes cash, amounts due from banks and federal funds sold. Generally, federal funds are sold for one-day periods. Due to the short term nature of cash and cash equivalents, the carrying amount of these instruments is deemed to be a reasonable estimate of fair value.

At December 31, 2015 and 2014, the Company had restricted cash totaling $2,000 with the Federal Home Loan Bank (“FHLB”) of Atlanta. The Company places its deposits and correspondent accounts with and sells its federal funds to high quality institutions. Management believes credit risk associated with correspondent accounts is not significant.

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

Non-Marketable Equity Securities

The Bank, as a member of the Federal Reserve Bank (“FRB”) and the FHLB, is required to own capital stock in these organizations. The amount of FRB stock owned is based on the Bank’s capital levels and totaled $303,500 and $295,250 at December 31, 2015 and 2014, respectively. The amount of FHLB stock owned is determined based on the Bank’s balances of residential mortgages and advances from the FHLB and totaled $89,000 and $314,400 at December 31, 2015 and 2014, respectively. No ready market exists for these stocks, and they have no quoted market value. However, redemption of these stocks has historically been at par value. Accordingly, the carrying amounts are deemed to be a reasonable estimate of fair value.

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

Net Loss per Common Share

Basic loss per common share represents net loss divided by the weighted-average number of common shares outstanding during the period. Diluted loss per common share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method. For the years ended December 31, 2015 and 2014 as a result of the Company’s net loss, all of the potential common shares (3,097,255 and 3,102,255 stock options, respectively, and zero and 312,500 warrants, respectively, as the warrants were not exercised and were deemed expired in May 2015) were considered anti-dilutive.

Research and Development

All costs incurred to establish the technological feasibility of computer software to be sold, leased or otherwise marketed as research and development are expensed as incurred. Once technological feasibility has been established, the subsequent costs of producing, coding and testing the products should be capitalized. The expensing of computer software costs is discontinued when the product is available for general release to customers. Currently, the Company has not achieved technological feasibility and is expensing all computer software purchases and development expenses related to research and development. Once technological feasibility is reached, the Company will capitalize costs as incurred until such point that the software being produced is available for general release to customers. On September 25, 2015, the Company suspended further development of its digital banking, payments and transaction services business. The board of directors intends to explore strategic alternatives for this line of business and the Company.

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

In May 2014 and August 2015, the FASB issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

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

In February 2015, the FASB issued guidance which amends the consolidation requirements and significantly changes the consolidation analysis required under the U.S. GAAP. Although the amendments are expected to result in the deconsolidation of many entities, the Company will need to reevaluate all its previous consolidation conclusions. The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted, provided that the guidance is applied as of the beginning of the annual period containing the adoption date. The Company does not expect these amendments to have a material effect on its financial statements.

In August 2015, the FASB issued amendments to the Interest topic of the Accounting Standards Codification to clarify the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements. The amendments were effective upon issuance. The Company does not expect these amendments to have a material effect on its financial statements.

In January 2016, the FASB amended the Financial Instruments topic of the Accounting Standards Codification to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company will apply the guidance by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values will be applied prospectively to equity investments that exist as of the date of adoption of the amendments. The Company does not expect these amendments to have a material effect on its financial statements.

In February 2016, the FASB issued new guidance to change accounting for leases and that will generally require most leases to be recognized on the balance sheet. The new lease standard only contains targeted changes to accounting by lessors, however, lessees will be required to recognize most leases in their balance sheets as lease liabilities for lease payments and right-of-use assets representing the lessee’s rights to use the underlying assets for the lease terms for lease arrangements longer than 12 months. Under this approach, a lessee will account for most existing capital/finance leases at Type A leases and most existing operating leases as Type B leases. Type A and

Type B leases have unique accounting and disclosure requirements. Existing sale-leaseback guidance, including guidance for real estate, will be replaced with a new model applicable to both lessees and lessors. The new guidance will be effective for fiscal years (and interim periods within those fiscal years) beginning after December 15, 2018. Early adoption is permitted for all companies and organizations. Management is currently analyzing the impact of the adoption of this guidance on the Company’s consolidated financial statements, including assessing changes that might be necessary to information technology systems, processes and internal controls to capture new data and address changes in financial reporting.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2 — INVESTMENT SECURITIES

The amortized costs and fair values of investment securities available for sale are as follows:

	December 31, 2015
	Gross Unrealized
	Amortized			Fair
	Cost	Gains	Losses	Value
Government-sponsored mortgage-backed	$4,290,680	$66,350	$(44,581)	$4,312,449
Municipals, tax-exempt	4,916,379	140,335	(17,267)	5,039,447
Municipals, taxable	1,308,298	27,657	—	1,335,955
Total investment securities available for sale	$10,515,357	$234,342	$(61,848)	$10,687,851

	December 31, 2014
	Gross Unrealized
	Amortized			Fair
	Cost	Gains	Losses	Value
Government-sponsored mortgage-backed	$7,597,334	$122,491	$(118,308)	$7,601,517
Collateralized mortgage-backed	2,040,478	—	(57,518)	1,982,960
Municipals, tax-exempt	4,658,532	68,643	(30,179)	4,696,996
Municipals, taxable	1,317,433	16,620	—	1,334,053
Total investment securities available for sale	$15,613,777	$207,754	$(206,005)	$15,615,526

The following table presents information regarding securities with unrealized losses at December 31, 2015:

	Securities in an		Securities in an
	Unrealized		Unrealized
	Loss Position for		Loss Position for
	Less than		More than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Government-sponsored mortgage-backed	$627,542	$5,569	$764,462	$39,012	$1,392,004	$44,581
Municipals, tax-exempt	323,796	6,249	1,074,440	11,018	1,398,236	17,267
Total temporarily impaired securities	$951,338	$11,818	$1,838,902	$50,030	$2,790,240	$61,848

The following table presents information regarding securities with unrealized losses at December 31, 2014:

	Securities in an		Securities in an
	Unrealized		Unrealized
	Loss Position for		Loss Position for
	Less than		More than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Government-sponsored mortgage-backed	$—	$—	$3,247,141	$118,308	$3,189,623	$118,308
Collateralized mortgage-backed	—	—	1,982,960	57,518	2,040,478	57,518
Municipals, tax-exempt	—	—	1,072,090	30,179	1,072,090	30,179
Total temporarily impaired securities	$—	$—	$6,302,191	$206,005	$6,302,191	$206,005

At December 31, 2015, there were investment securities with a fair value of approximately $ 951,000 which had been in a continuous loss position for less than twelve months. At December 31, 2015, investment securities with a fair value of approximately $1.8 million and unrealized losses of $50,030 had been in a continuous loss position for more than one year. All remaining investment securities were in an unrealized gain position. The Company believes, based on industry analyst reports and credit ratings that the deterioration in the fair value of these investment securities available for sale is attributed to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. The Company has the ability and intent to hold these securities until such time as the values recover or the securities mature. At December 31, 2014, there were no investment securities which had been in a continuous loss position for less than twelve months. At December 31, 2014, investment securities with a fair value of approximately $6.3 million and unrealized losses of $206,005 had been in a continuous loss position for more than one year. All remaining investment securities were in an unrealized gain position.

The amortized costs and fair values of investment securities available for sale at December 31, 2015, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers have the right to prepay the obligations.

	December 31, 2015
	Amortized	Fair
	Cost	Value
Due within one year	$—	$—
Due after one through three years	—	—
Due after three through five years	—	—
Due after five through ten years	1,308,298	1,335,955
Due after ten years	9,207,059	9,351,896
Total investment securities	$10,515,357	$10,687,851

During 2015, the Company received proceeds from sales of securities of $4.1 million for a total loss of $87,995. During 2014, the Company received proceeds from sales of securities of $4.1 million for a total gain of $1,032. At December 31, 2015 and 2014, $2.7 million in securities were pledged as collateral for repurchase agreements, a credit line and public deposits.

The Company’s investment portfolio consists principally of obligations of the United States of America, its agencies or enterprises it sponsors. In the opinion of management, there is no concentration of credit risk in its investment portfolio.

NOTE 3 — LOANS

The composition of net loans by major category is as follows:

	December 31,
	2015	2014
Real estate:
Commercial	$25,559,943	$25,246,396
Construction and development	7,286,459	8,425,453
Single and multifamily residential	16,434,722	18,073,429
Total real estate loans	49,281,124	51,745,278
Commercial business	17,027,054	16,059,082
Consumer	1,369,224	1,372,906
Deferred origination fees, net	(135,647)	(149,823)
Gross loans, net of deferred fees	67,541,755	69,027,443
Less allowance for loan losses	(1,139,509)	(1,032,776)
Loans, net	$66,402,246	$67,994,667

The Company, through the Bank, makes loans to individuals and small- to mid-sized businesses for various personal and commercial purposes primarily in Greenville County, South Carolina. Credit concentrations can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, certain loan products, or certain regions of the country. Credit risk associated with these concentrations could arise when a significant amount of loans, related by similar characteristics, are simultaneously impacted by changes in economic or other conditions that cause their probability of repayment to be adversely affected. The Company regularly monitors its credit concentrations. The Company does not have a significant concentration to any individual client. The major concentrations of credit arise by collateral type. As of December 31, 2014, management has determined that the Company has a concentration in commercial real estate loans, including construction and development loans. At December 31, 2015, the Company had $32.8 million in commercial real estate loans, representing 48.6% of gross loans. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened portfolio monitoring and reporting, and strong underwriting criteria with respect to its commercial real estate portfolio.

During the year ended December 31, 2014, the two loans which were previously classified as held for sale and previously classified as TDRs in 2013 were sold for total proceeds of $1,033,000. A success fee of approximately $41,000 and a gain of approximately $118,000 was recognized as a result of this sale. During 2014, the one remaining loan held for sale by the Company was transferred into other real estate owned at its remaining outstanding principal balance at the time of transfer of approximately $809,000. There were no loans classified as held for sale at December 31, 2014 or 2015.

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

The composition of gross loans, before the deduction for deferred origination fees, by rate type is as follows:

December 31, 2015
Variable rate loans	$43,744,860
Fixed rate loans	23,932,542
$67,677,402

Directors, executive officers and associates of such persons are customers of and have transactions with the Bank in the ordinary course of business. Included in such transactions are outstanding loans and commitments, all of which were made under substantially the same credit terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectability. The aggregate dollar amount of these outstanding loans was $2.8 million and $3.2 million at December 31, 2015 and 2014, respectively. During 2015, there were approximately $266,000 in new loans and advances on these lines of credit and repayments were approximately $557,000. During 2014, there were $1.6 million new loans and advances on these lines of credit and repayments were approximately $67,000. At December 31, 2015 and 2014, there were commitments to extend additional credit to related parties in the amount of approximately $140,000 and $158,000, respectively. The Bank has a line of credit with the FHLB to borrow funds, subject to the pledge of qualified collateral. Acceptable collateral includes certain types of commercial real estate, consumer residential and home equity loans. At December 31, 2015, approximately $39.9 million of first and second mortgage loans, commercial loans and home equity lines of credit were specifically pledged to the FHLB, resulting in $13.0 million in lendable collateral. At December 31, 2015, the Bank had also pledged $15.3 million of commercial loans to the FRB’s Borrower-in-Custody of Collateral program, resulting in $10.5 million in lendable collateral. In July 2014, the Bank obtained $5,000,000 in new FLHB advances in order to fund future loan growth. These advances were secured by $13.9 million in collateralized loans. The terms of this note required monthly interest payments through the January 2015 maturity date. The advance was repaid in its entirety upon maturity. The Bank had no outstanding borrowings from the FRB or FHLB as of December 31, 2015.

Credit Quality

The following table summarizes delinquencies and nonaccruals, by portfolio class, as of December 31, 2015 and 2014.

	Single and
	multifamily	Construction	Commercial
	residential	and	real estate —	Commercial
	real estate	development	other	business	Consumer	Total
December 31, 2015
30–59 days past due	$75,890	$—	$—	$—	$—	$75,890
60–89 days past due	63,702	250,378	—	—	—	314,080
Nonaccrual	168,879	40,500	1,390,013	65,798	—	1,665,190
Total past due
and nonaccrual	308,471	290,878	1,390,013	65,798	—	2,055,160
Current	16,126,251	6,995,581	24,169,930	16,961,256	1,369,224	65,622,242
Total loans	$16,434,722	$7,286,459	$25,559,943	$17,027,054	$1,369,224	$67,677,402
December 31, 2014
30–59 days past due	$188,033	$39,561	$—	$23,938	$—	$251,532
60–89 days past due	—	—	—	9,129	—	9,129
Nonaccrual	—	—	534,057	—	—	534,057
Total past due
and nonaccrual	188,033	39,561	534,057	33,067	—	794,718
Current	17,885,396	8,385,892	24,712,339	16,026,015	1,372,906	68,382,548
Total loans	$18,073,429	$8,425,453	$25,246,396	$16,059,082	$1,372,906	$69,177,266

At December 31, 2015 and 2014, there were nonaccrual loans of $1.7 million and $534,057, respectively, included in the above loan balances. Foregone interest income related to nonaccrual loans equaled $129,066 and $77,639 for the years ended December 31, 2015 and 2014, respectively. No interest income was recognized on nonaccrual loans during 2015 and 2014. At both December 31, 2015 and 2014, there were no accruing loans which were contractually past due 90 days or more as to principal or interest payments.

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

The following table summarizes management’s internal credit risk grades, by portfolio class, as of December 31, 2015 and 2014.

	Single and
	multifamily	Construction	Commercial
	residential	and	real estate —	Commercial
	real estate	development	other	business	Consumer	Total
December 31, 2015
Pass Loans (Consumer)	$8,340,816	$1,350,332	$—	$—	$1,369,224	$11,060,372
Grade 1 — Prime	—	—	—	—	—	—
Grade 2 — Good	—	—	—	—	—	—
Grade 3 — Acceptable	4,479,116	809,004	8,121,125	7,667,706	—	21,076,951
Grade 4 — Acceptable w/Care	3,382,209	4,759,864	14,724,468	8,199,385	—	31,065,926
Grade 5 — Special Mention	63,702	76,381	611,189	846,106	—	1,597,378
Grade 6 — Substandard	168,879	290,878	2,103,161	313,857	—	2,876,775
Grade 7 — Doubtful	—	—	—	—	—	—
Total loans	$16,434,722	$7,286,459	$25,559,943	$17,027,054	$1,369,224	$67,677,402

	Single and
	multifamily	Construction	Commercial
	residential	and	real estate —	Commercial
	real estate	development	other	business	Consumer	Total
December 31, 2014
Pass Loans (Consumer)	$10,739,155	$1,362,322	$—	$—	$1,341,699	$13,443,176
Grade 1 — Prime	—	—	—	—	—	—
Grade 2 — Good	—	—	—	1,652,739	—	1,652,739
Grade 3 — Acceptable	2,594,126	1,284,107	9,123,260	4,629,684	31,207	17,662,384
Grade 4 — Acceptable w/Care	3,792,456	5,277,692	14,184,482	9,754,850	—	33,009,480
Grade 5 — Special Mention	—	82,413	648,152	—	—	730,565
Grade 6 — Substandard	947,692	418,919	1,290,502	21,809	—	2,678,922
Grade 7 — Doubtful	—	—	—	—	—	—
Total loans	$18,073,429	$8,425,453	$25,246,396	$16,059,082	$1,372,906	$69,177,266

Loans graded one through four are considered “pass” credits. At December 31, 2015, approximately 93% of the loan portfolio had a credit grade of “pass” compared to 95% at December 31, 2014. For loans to qualify for this grade, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment. Loans totaling $1.6 million and $730,565, respectively, were classified as special mention at December 31, 2015 and 2014. This classification is utilized when an initial concern is identified about the financial health of a borrower. Loans are designated as such in order to be monitored more closely than other credits in the loan portfolio. At December 31, 2015 and 2014, substandard loans totaled $2.9 million and $2.7 million, respectively, with the vast majority of these loans being collateralized by real estate. Substandard credits are evaluated for impairment on a quarterly basis.

The following table summarizes information relative to impaired loans, by portfolio class, at December 31, 2015 and 2014.

	Unpaid principal balance	Recorded investment	Related allowance	Average impaired investment	Interest income
December 31, 2015
With no related allowance recorded:
Single and multifamily residential real estate	$—	$—	$—	$411,430	$21,667
Construction and development	—	—	—	177,047	—
Commercial real estate — other	905,968	905,968	—	415,488	29,423
Commercial business	—	—	—	62,015	—
Consumer	—	—	—	—	—
With related allowance recorded:
Single and multifamily residential real estate	236,938	236,938	163,138	270,668	—
Construction and development	40,500	40,500	10,500	239,206	727
Commercial real estate — other	1,197,193	1,197,193	201,793	805,654	46,761
Commercial business	—	—	—	18,139	2,119
Consumer	—	—	—	—	—
Total:
Single and multifamily residential real estate	236,938	236,938	163,138	682,098	21,667
Construction and development	40,500	40,500	10,500	416,253	727
Commercial real estate — other	2,103,161	2,103,161	201,793	1,221,142	76,184
Commercial business	—	—	—	80,154	2,119
Consumer	—	—	—	—	—
	$2,380,599	$2,380,599	$375,431	$2,399,647	$100,697

	Unpaid			Average
	principal	Recorded	Related	impaired	Interest
	balance	investment	allowance	investment	income
December 31, 2014
With no related allowance recorded:
Single and multifamily residential real estate	$725,090	$725,090	$—	$604,851	$44,239
Construction and development	—	—	—	332,954	—
Commercial real estate — other	190,791	190,791	—	229,385	—
Commercial business	—	—	—	—	—
Consumer	—	—	—	—	—
With related allowance recorded:
Single and multifamily residential real estate	—	—	—	442,094	—
Construction and development	—	—	—	649,560	—
Commercial real estate — other	1,099,712	1,099,712	88,712	645,833	42,321
Commercial business	—	—	—	17,156	—
Consumer	—	—	—	—	—
Total:
Single and multifamily residential real estate	725,090	725,090	—	1,046,945	44,239
Construction and development	—	—	—	982,514	—
Commercial real estate — other	1,290,503	1,290,503	88,712	875,218	42,321
Commercial business	—	—	—	17,156	—
Consumer	—	—	—	—	—
	$2,015,593	$2,015,593	$88,712	$2,921,833	$86,560

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

At December 31, 2014, the principal balance of TDRs was approximately $343,000. At December 31, 2015, the principal balance of TDRs was zero as the one loan constituting our sole TDR had been transferred to other real estate owned. During the year ended December 31, 2014, the two loans classified as held for sale and previously classified as TDRs in 2013 were sold for total proceeds of $1,033,000. A success fee of approximately $41,000 and a gain of approximately $118,000 was recognized as a result of this sale. No TDRs went into default during the years ended December 31, 2014 and 2015. A TDR can be removed from “troubled” status once there is sufficient history of demonstrating the borrower can service the credit under market terms. We currently consider sufficient history to be approximately six months. As of December 31, 2014, the carrying balance consisted of one performing loan within one relationship which was restructured and granted a period of interest only payments during January 2014.

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

The following table summarizes activity related to our allowance for loan losses for the years ended December 31, 2015 and 2014, by portfolio segment.

	Single and
	multifamily	Construction	Commercial
	residential	and	real estate —	Commercial
	real estate	development	other	business	Consumer	Total
December 31, 2015
Allowance for loan losses:
Balance, beginning of year	$160,797	$234,130	$363,097	$184,679	$90,073	$1,032,776
Provision (reversal of
provision) for loan losses	105,000	(50,000)	120,000	60,000	(85,000)	150,000
Loan charge-offs	—	—	(43,267)	—	—	(43,267)
Loan recoveries	—	—	—	—	—	—
Net loans charged-off	—	—	(43,267)	—	—	(43,267)
Balance, end of year	$265,797	$184,130	$439,830	$244,679	$5,073	$1,139,509
Individually reviewed for
impairment	$163,138	$10,500	$201,793	$—	$—	$375,431
Collectively reviewed for
impairment	102,659	173,630	238,037	244,679	5,073	764,078
Total allowance for
loan losses	$265,797	$184,130	$439,830	$244,679	$5,073	$1,139,509

Gross loans, end of period:
Individually reviewed for
impairment	$236,938	$40,500	$2,103,161	$—	$—	$2,380,599
Collectively reviewed for
impairment	16,197,784	7,245,959	23,456,782	17,027,054	1,369,224	65,296,803
Total gross loans	$16,434,722	$7,286,959	$25,559,943	$17,027,054	$1,369,224	$67,677,402

	Single and
	multifamily	Construction	Commercial
	residential	and	real estate —	Commercial
	real estate	development	other	business	Consumer	Total
December 31, 2014
Allowance for loan losses:
Balance, beginning of year	$237,230	$485,010	$360,564	$129,009	$90,073	$1,301,886
Provision (reversal of
provision) for loan losses	(150,000)	(295,265)	100,106	315,159	—	(30,000)
Loan charge-offs	—	(118,577)	(101,000)	(297,889)	—	(517,466)
Loan recoveries	73,567	162,962	3,427	38,400	—	278,356
Net loans charged-off	73,567	44,385	(97,573)	(259,489)	—	(239,110)
Balance, end of year	$160,797	$234,130	$363,097	$184,679	$90,073	$1,032,776
Individually reviewed for
impairment	$—	$—	$88,712	$—	$—	$88,712
Collectively reviewed for
impairment	160,797	234,130	274,385	184,679	90,073	944,064
Total allowance for loan losses	$160,797	$234,130	$363,097	$184,679	$90,073	$1,032,776

Gross loans, end of period:
Individually reviewed for
impairment	$725,090	$—	$1,290,503	$—	$—	$2,015,593
Collectively reviewed for
impairment	17,348,339	8,425,453	23,955,893	16,059,082	1,372,906	67,161,673
Total gross loans	$18,073,429	$8,425,453	$25,246,396	$16,059,082	$1,372,906	$69,177,266

NOTE 4 — PROPERTY, EQUIPMENT AND SOFTWARE

Property, equipment and software are stated at cost less accumulated depreciation. Components of property, equipment and software included in the consolidated balance sheets are as follows:

	December 31,
	2015	2014
Land and land improvements	$1,108,064	$1,108,064
Building	784,845	784,845
Leasehold improvements	257,159	257,159
Software	374,039	374,039
Furniture and equipment	1,432,378	1,402,118
	3,956,485	3,926,225
Accumulated depreciation	(1,757,689)	(1,542,218)
Total property, equipment and software	$2,198,796	$2,384,007

Depreciation expense for the years ended December 31, 2015 and 2014 was $215,471 and $216,323, respectively. There were asset purchases of $30,260 and four asset retirements, totaling $43,466, during 2015. There were no disposals during 2015.

NOTE 5 — OTHER REAL ESTATE OWNED AND REPOSSESSED ASSETS

The following table summarizes the composition of other real estate owned and repossessed assets as of the dates noted.

	December 31,
	2015	2014
Residential land lots	$31,320	$552,200
Single and multifamily residential real estate	—	62,257
Commercial office space	1,008,900	1,233,000
Commercial land	870,000	710,000
	$1,910,220	$2,557,457

Changes in other real estate owned and repossessed assets are presented below:
	2015	2014
Balance at beginning of year	$2,557,457	$2,508,170
Repossessed property acquired in settlement of loans	300,000	1,143,000
Proceeds from sales of repossessed property	(582,295)	(505,263)
Loss on sale and write-downs of repossessed property, net	(364,942)	(588,450)
Balance at end of year	$1,910,220	$2,557,457

During 2015, other real estate owned for the Company decreased due to the sale of real estate owned that were purchased from the Bank for proceeds of approximately $455,000, which resulted in a gain of approximately $17,000 to the Company. Real estate owned also decreased due to the sale of two pieces of real estate held by the Bank for proceeds of approximately $143,000, which resulted in a loss of approximately $5,200. In addition, the Company recognized writedowns on real estate owned of approximately $377,000 during 2015. The remaining pieces of real estate owned that were purchased from the Bank are being actively marketed for sale. One piece of real estate was moved to other real estate owned in March for $300,000, and subsequently written down by $30,000. On January 28, 2016, proceeds of $35,332 were received from the sale of one piece of real estate held by the Company. A loss of $4,680 was recognized as a result of this transaction. During 2014, other real estate owned for the Company increased due to the repossession of one property of $809,000, partially offset by the sale of real estate owned that were purchased from the Bank for proceeds of approximately $151,000, which resulted in losses of approximately $3,000 to the Company. In addition, the Company recognized write downs on real estate owned that were purchased from the Bank of approximately $579,000 during 2014.

NOTE 6 — DEPOSITS

Deposits at December 31, 2015 and 2014 are summarized as follows:

	2015	2014
Non-interest bearing	$13,010,209	$11,016,882
Interest bearing:
NOW accounts	8,894,408	7,335,360
Money market accounts	33,164,973	35,077,304
Savings	1,034,438	767,668
Time, less than $100,000	5,756,202	6,695,936
Time, $100,000 and over	21,707,095	21,981,513
Brokered time deposits, less than $100,000	—	—
Brokered time deposits, $100,000 and over	—	—
Total deposits	$83,567,325	$82,874,663

Interest expense on time deposits greater than $100,000 was $182,041 and $141,597 for the years ended December 31, 2015 and 2014 respectively.

Time deposits that meet or exceed the FDIC insurance limit at $250,000 amounted to $7,578,766 and $7,028,406 as of December 31, 2015 and 2014, respectively.

At December 31, 2015 the scheduled maturities of certificates of deposit (including brokered time deposits) are as follows:

2016	$16,380,255
2017	6,581,652
2018	711,477
2019	3,026,300
2020	763,614
$27,463,298

At December 31, 2015, $2.6 million in securities were pledged as collateral for public deposits and approximately $107,000 in securities were pledged as collateral for business deposits.

NOTE 7 — SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

At December 31, 2015 and 2014 the Bank had sold $113,080 and $153,603, respectively, of securities under agreements to repurchase with brokers with a weighted rate of 0.10% and 0.10%, respectively that mature in less than 90 days. These agreements were secured with approximately $107,000 and $130,000 of investment securities, respectively. The securities, under agreements to repurchase, averaged $98,636 during 2015, with $354,739 being the maximum amount outstanding at any month-end. The average rate paid in 2015 was 0.10%. The securities, under agreements to repurchase, averaged $110,307 during 2014, with $221,467 being the maximum amount outstanding at any month-end. The average rate paid in 2014 was 0.10%.

NOTE 8 — FEDERAL HOME LOAN BANK ADVANCES

At December 31, 2014, the Bank had $5.0 million of advances from the FHLB, with a weighted average rate of 0.25%. The advance was obtained in July 2014 with a maturity date of January 2015. FHLB advances averaged $2.3 million during 2014, with $5.0 million being the maximum amount outstanding at any month-end. The average rate paid in 2014 was 0.25%. FHLB advances averaged approximately $260,000 during 2015. The average rate paid in 2015 was 0.28%. The FHLB advance from 2014 was repaid in full in January 2015 upon maturity. There were no advances from the FHLB for the year ended December 31, 2015.

NOTE 9 — NOTE PAYABLE - RELATED PARTY

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

NOTE 10 — UNUSED LINES OF CREDIT

At December 31, 2015 and 2014, the Bank had an unused unsecured line of credit to purchase federal funds of $2.0 million that has not been utilized. The line of credit is available on a one to fourteen day basis for general corporate purposes of the Bank. The lender has reserved the right to withdraw the line at its option.

The Bank has a line of credit with the FHLB to borrow funds, subject to the pledge of qualified collateral. At December 31, 2014, approximately $41.4 million of first and second mortgage loans, commercial loans and home equity lines of credit were specifically pledged to the FHLB, resulting in $8.4 million in lendable collateral. In July 2014, the Bank obtained $5,000,000 in new FLHB advances in order to fund future loan growth. These advances were secured by $13.9 million in collateralized loans. The terms of this note required monthly interest payments through the January 2015 maturity date. The advance was repaid in its entirety upon maturity. The Bank had no outstanding borrowings from the FHLB as of December 31, 2015. In addition, the Bank could pledge investment securities or cash for additional borrowing capacity of $8.4 million. At December 31, 2015, approximately $39.9 million of first and second mortgage loans, commercial loans and home equity lines of credit were specifically pledged to the FHLB, resulting in $13.0 million in lendable collateral.

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

At December 31, 2015, the Bank had pledged $15.3 million in loans to the FRB’s Borrower-in-Custody of Collateral program resulting in $10.5 million in lendable collateral. Our available credit under this line was approximately $10.5 million and $11.9 million as of December 31, 2015 and 2014, respectively. The Bank had no outstanding borrowings from the FRB as of December 31, 2015 and 2014.

NOTE 11 — INCOME TAXES

The components of income tax expense were as follows:

	Year Ended December 31,
	2015	2014
Current income tax expense (benefit)	$5,080	$—
Deferred income tax expense (benefit)	(2,404,737)	(2,338,716)
	(2,399,657)	(2,338,716)
Change in valuation allowance	2,404,737	2,338,716
Income tax expense	$5,080	$—

The following is a summary of the items that caused recorded income taxes to differ from taxes computed using the Company’s statutory federal income tax rate of 35%:

	Year Ended December 31,
	2015	2014
Income tax benefit at federal statutory rate	$(1,629,769)	$(2,210,087)
Change in valuation allowance	(2,404,737)	2,338,716
IRC Section 382 limitation to net operating loss carry-forward	4,020,027	—
Other	19,559	(128,629)
Income tax expense	$5,080	$—

The components of the net deferred tax asset are as follows:
	December 31,
	2015	2014
Deferred tax assets (liabilities):
Allowance for loan losses	$140,131	$89,131
Lost interest on nonaccrual loans	44,348	7,598
Real estate acquired in settlement of loans	250,453	248,148
Net operating loss carry-forward	1,987,292	5,213,659
Deferred operational and start-up costs	56,513	69,554
Other-than-temporary impairment on non-marketable equity securities	—	52,497
Unrealized loss (gain) on investment securities available for sale	(58,648)	(595)
Internally developed software	3,771,558	3,081,561
Other	185,313	78,197
	6,376,960	8,839,750
Valuation allowance	(6,376,960)	(8,839,750)
Net deferred tax asset	$—	$—

The valuation allowance for deferred tax assets as of December 31, 2015 and 2014 was $6.4 million and $8.8 million, respectively. Accounting literature states that a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized. The determination of whether a deferred tax asset is realizable is based on the weighting all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified. As of December 31, 2015 and 2014, the Company determined that it is not more likely than not that deferred tax assets will be recognized in future years.

The Company will continue to analyze deferred tax assets and the related valuation allowance on a quarterly basis, taking into account performance compared to forecasted earnings as well as current economic and internal information.

The net deferred tax liability is recorded in other liabilities in the Company’s consolidated balance sheets. At December 31, 2015, the Company has federal operating loss carry-forwards of approximately $17.7 million that may be used to offset future taxable income and expire beginning in 2025.

The Company has analyzed the tax positions taken or expected to be taken on its tax returns and concluded it has no liability related to uncertain tax positions in accordance with FIN 48. With limited exceptions, income tax returns for 2012 and subsequent years are subject to examination by the taxing authorities.

We have generated significant net operating losses, or NOLs, as a result of our recent losses. We are generally able to carry NOLs forward to reduce taxable income in future years. However, the ability to utilize the NOLs is subject to the rules of Section 382 of the Internal Revenue Code. Section 382 generally restricts the use of NOLs after an “ownership change.” An ownership change occurs if, among other things, the shareholders (or specified groups of shareholders) who own or have owned, directly or indirectly, 5% or more of a corporation’s common stock or are otherwise treated as 5% shareholders under Section 382 and U.S. Treasury regulations promulgated thereunder because of an increase of their aggregate percentage ownership of that corporation’s stock by more than 50 percentage points over the lowest percentage of the stock owned by these shareholders over a rolling three-year period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with NOL carryforwards. This annual limitation is generally equal to the product of the value of the corporation’s stock on the date of the ownership change, multiplied by the long-term tax-exempt rate published monthly by the Internal Revenue Service. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOL carryforwards. We do not believe that the 2012 Private Placement and 2013 Follow-on Offering (see Note 1) caused an “ownership change” at the Company, within the meaning of Section 382. The 2015 Series A Private Placement did trigger a Section 382 limitation of $11.8 million, reducing the utilizable NOL carryforward to be $5.8 million.

NOTE 12 — RELATED PARTY TRANSACTIONS

On December 31, 2015 and 2014, the Bank had various loans outstanding to directors and officers. All of these loans were made under normal credit terms and did not involve more than normal risk of collection. See Note 3 for further details.

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

On May 14, 2015, the Company entered into a license agreement with MPIB pursuant to which it received a non-exclusive, non-transferable, non-licensable, worldwide license to use certain intellectual property of MPIB related to mobile payments and digital transactions. On January 4, 2016, the parties amended and restated the license agreement (the “Amended and Restated License Agreement”) pursuant to which MPIB agreed to make the license perpetual, subject to termination rights of the parties set forth in the Amended and Restated License Agreement, in exchange for the Company’s payment of an additional license fee of $275,000.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2015, unfunded commitments to extend credit were $8.5 million, of which approximately $8.0 million is at fixed rates and $1.5 million is at variable rates. The Company evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate. The fair value of these off-balance sheet financial instruments is considered immaterial.

The Company does not have any commitments to lend additional funds to borrowers whose loans have been modified as a TDR.

NOTE 14 — COMMITMENTS AND CONTINGENCIES

The Bank has a two-year operating lease on its main office facility which began in October 2008. The Bank exercised its remaining two-year renewal options in September 2012. The Bank renegotiated on terms similar to the current lease and amended the current lease in October 2014 for a term of five years. The monthly rent under the lease amendment is $10,370 from October 1, 2012 through September 30, 2014, $10,789 from October 1, 2014 through September 30, 2015 and $11,005 from October 1, 2015 through September 30, 2016. The Bank has a ten-year operating lease on a branch facility which began in August 2007. The monthly rent under the lease is $9,229 from August 1, 2012 through July 31, 2017. The Company had a 21- month operating lease on its New York office which began in May 2013. The monthly rent under the lease agreement allowed for one month free rent from May 23, 2013 through June 22, 2013, an installment of $2,680 for June 23, 2013 through June 30, 2013, and fixed monthly installments of $9,450 from July 1, 2013 through February 27, 2015. The New York office lease was not renewed in February 2015. At that time, the Company moved to a month to month lease for the New York office at a rate of $2,189 per month. The New York office month to month lease was terminated during 2015. Rent expense of $314,117 and $351,821 was recorded for the years ended December 31, 2015 and 2014, respectively.

Future minimum lease payments under these operating leases are summarized as follows:

For the year ended December 31,
2016	$243,466
2017	199,975
2018	138,080
2019	105,105
Thereafter	—
$686,626

As of December 31, 2015, there were no other commitments outstanding. There were no new commitments as of March 25, 2016.

The board of directors has approved employment agreements with the president and chief executive officer of the Bank, the chief financial officer of the Company and Bank and the Bank’s retail banking officer. The agreements include provisions regarding term, compensation, benefits, annual bonus, incentive program, stock option plan and severance and non-compete upon early termination.

The Bank may become party to litigation and claims in the normal course of business. As of December 31, 2015, management believes there is no material litigation pending.

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

In May 2015, the Company granted an additional 115,000 stock options at a price of $0.65 to certain directors and the chairman of the Company, for a total outstanding of 3,217,255 options at a weighted average price of $1.10. In September 2015, 120,000 options granted to one former employee were forfeited. As of December 31, 2015, 3,097,255 total options were outstanding at a weighted average price of $1.11. Of the 3,097,255 options outstanding, 3,022,255 options have vested.

A summary of the status of the plans and changes for the years ended December 31, 2015 and 2014 are presented below:

	2015			2014
		Weighted			Weighted
		average	Average		average
		exercise	Intrinsic		exercise
	Shares	price	Value	Shares	price
Outstanding at beginning of year	3,102,255	$1.08		3,273,505	$1.08
Granted	115,000	1.59		155,000	1.59
Exercised	—	—		—	—
Forfeited or expired	(120,000)	0.80		(326,250)	1.01
Outstanding at end of year	3,097,255	1.11	$0.00	3,102,255	1.11
Options exercisable at year-end	3,022,255		$0.00	2,186,005
Shares available for grant	2,023,435			2,023,435

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2015. This amount changes based on the fair market value of the Company’s stock. Fair market value is based on the most recent trade of common stock reported through the OTC Bulletin Board. As of December 31, 2015, the Company’s closing stock price was $0.23 resulting in no intrinsic value.

Compensation expense related to stock options granted was $303,829 and $385,508 for the years ended December 31, 2015 and 2014, respectively. Compensation expense is based on the fair value of the option estimated at the date of grant using the Black-Scholes option-pricing model. Compensation expense is recognized on a straight line basis over the vesting period of the option. In February 2014, the Company granted an additional 155,000 stock options to certain employees and to a third-party contractor. Compensation expense of $43,788 was unrecognized in 2014 due to 116,250 in related incentive stock options being forfeited as the options will not vest. In May 2015, the Company granted an additional 115,000 stock options to certain directors and the chairman of the Company. In September 2015, 120,000 options granted to one former employee were forfeited. Options awarded are awarded with a fair market value exercise price based on the valuation methodology established by the board of directors, which uses a model based on then current and historical prices of the Company’s stock transacted between two independent parties.

Upon completion of the stock offering in 2005, the Company issued warrants to each of its organizers to purchase up to an additional 312,500 shares of common stock at $10.00 per share. These warrants vested six-months from the date the Bank opened for business, or May 16, 2005, and they were exercisable in whole or in part until May 16, 2015. No warrants were exercised by May 16, 2015, at which time the warrants were deemed expired. During the past several years, 75,000 warrants were forfeited when the directors retired from the board or declined to stand for reelection upon the completion of their terms.

NOTE 16 — EMPLOYEE BENEFIT PLAN

The Bank maintains an employee benefit plan for all eligible employees of the Bank under the provisions of Internal Revenue Code Section 401(k). The Independence National Bank 401(k) Profit Sharing Plan (the “Plan”), adopted in 2005, allows for employee contributions. Upon annual approval of the board of directors, the Company also matches 50% of employee contributions up to a maximum of 6% of annual compensation. For the year ended December 31, 2015 and 2014, $15,859 and $17,762, respectively, was charged to operations for the Company’s matching contribution. Employees are immediately vested in their contributions to the Plan and become fully vested in the employer matching contribution after six years of service.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Total capital includes Tier 1 and Tier 2 capital. Tier 2 capital consists of the allowance for loan losses subject to certain limitations.

In July 2013, the FDIC approved a final rule to implement the Basel III regulatory capital reforms among other changes required by the Dodd-Frank Act. The framework requires banking organizations to hold more and higher quality capital, which acts as a financial cushion to absorb losses, taking into account the impact of risk. The approved rule includes a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% as well as a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rule also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking institutions. For the largest, most internationally active banking organizations, the rule includes a new minimum supplementary leverage ratio that takes into account off-balance sheet exposures. In terms of quality of capital, the final rule emphasized common equity Tier 1 capital and implemented strict eligibility criteria for regulatory capital instruments. It also changed the methodology for calculating risk-weighted assets to enhance risk sensitivity. The changes began to take effect for the Bank on January 1, 2015.

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at December 31, 2015 and 2014.

					To be well capitalized
					under prompt
			For capital		corrective action
			adequacy purposes		provisions
	Actual		Minimum		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015
Total Capital (to risk weighted assets)	$10,598,000	14.1%	$6,029,000	8.0%	$7,536,000	10.0%
Tier 1 Capital (to risk weighted assets)	9,653,000	12.8	3,014,000	4.0	4,521,000	6.0
Tier 1 Capital (to average assets)	9,653,000	10.0	3,875,000	4.0	4,844,000	5.0
Common Equity Tier 1 Capital (to risk
weighted assets)	9,653,000	12.8	3,391,000	4.5	3,391,000	4.5

As of December 31, 2014
Total Capital (to risk weighted assets)	$11,494,000	15.3%	$6,023,000	8.0%	$7,534,000	10.0%
Tier 1 Capital (to risk weighted assets)	10,551,000	14.0	3,014,000	4.0	4,521,000	6.0
Tier 1 Capital (to average assets)	10,551,000	10.6	3,970,000	4.0	4,963,000	5.0
Common Equity Tier 1 Capital (to risk
weighted assets)	n/a	n/a	n/a	n/a	n/a	n/a

The Federal Reserve has similar requirements for bank holding companies. The Company is currently not subject to these requirements because the Federal Reserve guidelines contain an exemption for bank holding companies of less than $1 billion in consolidated assets, subject to certain limitations.

Since December 31, 2015, no conditions or events have occurred, of which we are aware, that have resulted in a material change in the Company’s or the Bank’s category, other than as reported in this Annual Report on Form 10-K.

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

NOTE 19 — BUSINESS SEGMENTS

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

The following table presents selected financial information for the Company’s reportable business segments for the year ended December 31, 2015 and 2014. See Note 21 for parent company condensed financial information.

		Parent Company
	Community	Transaction	Asset
	Banking	Services	Management	Parent Only	Total
For the year ended
December 31, 2015
Interest income	$3,567,763	$—	$—	$—	$3,567,763
Interest expense	316,358		—	14,704	331,062
Net interest income	3,251,405	—	—	(14,704)	3,236,071
Provision for loan losses	150,000	—	—	—	150,000
Noninterest income	262,521	383,312	—	21,074	666,907
Noninterest expense	4,271,806	2,214,478	140,782	1,919,981	8,547,047
Loss before income taxes	(907,580)	(1,831,166)	(140,782)	(1,913,611)	(4,793,439)
Income taxes	5,080	—	—	—	5,080
Net loss	$(912,960)	$(1,831,166)	$(140,782)	$(1,913,611)	$(4,798,519)

	Community	Holding
As of December 31, 2015	Banking	Company(1)	Eliminations	Total
Cash and due from banks	$5,458,252	$2,909,255	$(2,913,712)	$5,453,795
Interest bearing deposits in
other institutions	1,500,000	—	—	1,500,000
Federal funds sold	8,446,000	—	—	8,446,000
Investment securities	10,687,851	—	—	10,687,851
Loans receivable, net	66,402.246	—	—	66,402,246
Other real estate owned	1,278,900	631,320	—	1,910,220
Property, equipment, and
software, net	2,053,575	145,221	—	2,198,796
Other assets	771,437	96,961	—	868,398
Total Assets	$96,598,261	$3,782,757	$(2,913,712)	$97,467,306

Deposits	$86,481,037	$—	$(2,913,712)	$83,567,325
Securities sold under agreement
to repurchase	113,080	—	—	113,080
Accrued and other liabilities	236,918	905,824	—	1,142,742
Shareholders’ equity	9,767,226	2,876,933	—	12,644,159
Total liabilities and
shareholders’ equity	$96,598,261	$3,782,757	$(2,913,712)	$97,467,306
____________________

(1)     Excludes investment in wholly-owned Bank subsidiary

		Parent Company
	Community	Transaction	Asset
	Banking	Services	Management	Parent Only	Total
For the year ended
December 31, 2014
Interest income	$3,940,632	$—	$(22,664)	$—	$3,917,968
Interest expense	298,216		—	13,808	312,024
Net interest income	3,642,416	—	(22,664)	(13,808)	3,605,944
Reversal of provision for loan losses	(30,000)	—	—	—	(30,000)
Noninterest income	398,939	16,663	118,452	225,641	440,758
Noninterest expense	3,845,751	4,938,034	767,809	1,118,697	10,576,958
Income (loss) before income taxes	225,604	(4,921,371)	(672,021)	(906,864)	(6,500,256)
Income taxes	—	—	—	—	—
Net income (loss)	$225,604	$(4,921,371)	$(672,021)	$(906,864)	$(6,500,256)

	Community	Holding
As of December 31, 2014	Banking	Company (1)	Eliminations	Total
Cash and due from banks	$5,105,940	$288,440	$(133,300)	$5,261,080
Federal funds sold	5,643,000	—	—	5,643,000
Investment securities	15,615,526	—	—	15,615,526
Loans receivable, net	67,994,667	—	—	67,994,667
Other real estate owned	1,365,257	1,192,200	—	2,557,457
Property, equipment, and software, net	2,117,645	266,362	—	2,384,007
Other assets	1,005,955	250,290	—	1,256,245
Total Assets	$98,847,990	$1,997,292	$(133,300)	$100,711,982

Deposits	$83,007,963	$—	$(133,300)	$82,874,663
Securities sold under agreement to repurchase	153,603	—	—	153,603
Borrowings	5,000,000	—	—	5,000,000
Note payable	—	600,000	—	600,000
Accrued and other liabilities	133,786	2,539,350	—	2,673,136
Shareholders’ equity (deficit)	10,552,638	(1,142,058)	—	9,410,580
Total liabilities and shareholders’ equity	$98,847,990	$1,997,292	$(133,300)	$100,711,982
____________________

(1)     Excludes investment in wholly-owned Bank subsidiary

The sole activity conducted within our Asset Management business segment is the resolution of assets purchased by the Company in the second quarter of 2013 from the Bank.

The activities conducted within our Transaction Services business segment relate to the Company’s research and development efforts to enhance existing and develop new digital banking, payments and transaction services. The Company incurred approximately $2.2 million and $4.9 million in research and development expenses during 2015 and 2014, respectively. The Company recognized approximately $383,000 in noninterest income during 2015 within the Transaction Services business segment and approximately $21,000 representing forgiveness of debt as a result of settling certain outstanding liabilities for the Company. The Company recognized approximately $17,000 in noninterest income within the Transaction Services business segment during 2014 relating to revenue received under a contract with an independent third party to develop a proprietary mobile peer-to-peer payment service offering. On September 25, 2015, the Company suspended development of its digital banking, payments and transaction services business, and the board of directors is exploring strategic alternatives for this line of business and the Company.

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

Available-for-sale investment securities ($10,687,851 and $15,615,526 at December 31, 2015 and 2014, respectively) are carried at fair value and measured on a recurring basis using Level 2 inputs (other observable inputs). Fair values are estimated by using bid prices and quoted prices of pools or tranches of securities with similar characteristics.

We do not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and a specific reserve within the allowance for loan losses is established or the loan is charged down to the fair value less costs to sell. At December 31, 2015, all impaired loans were evaluated on a nonrecurring basis based on the market value of the underlying collateral. Market values are generally obtained using independent appraisals or other market data, which the Company considers to be Level 3 inputs. The aggregate carrying amount, net of specific reserves, of impaired loans carried at fair value at December 31, 2015 and 2014 was $2.0 million and $1.9 million, respectively.

During the year ended December 31, 2014, two loans which were classified as held for sale in 2013 were sold for total proceeds of $1,033,000. A success fee of approximately $41,000 and a net gain of approximately $118,000 was recognized as a result of this sale.

Other real estate owned and repossessed assets, generally consisting of properties or other collateral obtained through foreclosure or in satisfaction of loans, are carried at the lower or market value and measured on a non-recurring basis. Market values are generally obtained using independent appraisals which are generally prepared using the income or market valuation approach, adjusted for estimated selling costs which the Company considers to be Level 3 inputs. The carrying amount of other real estate owned and repossessed assets carried at fair value at December 31, 2015 and 2014 was $1,910,220 and $2,557,457, respectively. The Company utilizes two methods to determine carrying values, either appraised value, or if lower, current net listing price.

The Company has no assets whose fair values are measured using Level 1 inputs. The Company also has no liabilities carried at fair value or measured at fair value.

For Level 3 assets measured at fair value on a non-recurring basis as of December 31, 2015, the significant observable inputs used in the fair value measurements were as follows:

	Fair Value at	Valuation	Significant
Description	December 31, 2015	Technique	Unobservable Inputs
Other real estate owned and			Discounts to reflect current
repossessed assets	$1,910,220	Appraised value	market conditions, abbreviated
holding period, and estimated
costs to sell
Impaired loans	$2,005,168	Internal	Adjustments to estimated
		assessment of	value based on recent sales of
		appraised value	comparable collateral

For Level 3 assets measured at fair value on a non-recurring basis as of December 31, 2014, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at	Valuation	Significant
Description	December 31, 2014	Technique	Unobservable Inputs
Other real estate owned and			Discounts to reflect current
repossessed assets	$2,557,457	Appraised value	market conditions and estimated
costs to sell
Impaired loans	$1,926,881	Internal	Adjustments to estimated
		assessment of	value based on recent sales of
		appraised value	comparable collateral

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

The carrying value of loans held for sale as of December 31, 2015 approximates fair value as these loans were discounted to their liquidation value which is equal to the minimum acceptable bid price established by the Company in connection with the Company’s intent to sell these loans to unaffiliated third party investors.

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

The Company has used management’s best estimate of fair value based on the above assumptions. Thus, the fair values presented may not be the amounts that could be realized in an immediate sale or settlement of the instrument. In addition, any income taxes or other expenses, which would be incurred in an actual sale or settlement, are not taken into consideration in the fair value presented. The estimated fair values of the Company’s financial instruments at December 31, 2015 and 2014 are as follows:

	Carrying
December 31, 2015	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$5,453,795	$5,453,795	$5,453,795	$—	$—
Interest bearing deposits in other institutions	1,500,000	1,500,000	—	1,500,000	—
Federal funds sold	8,446,000	8,446,000	8,446,000	—	—
Investment securities available for sale	10,687,851	10,687,851	—	10,687,851	—
Non-marketable equity securities	392,500	392,500	—	392,500	—
Loans, net	66,602,246	66,873,213	—	—	66,873,213

Financial Liabilities:
Deposits	83,567,325	83,538,827	—	83,538,827	—
Securities sold under agreements
to repurchase	113,080	113,080	—	113,080	—

	Carrying
December 31, 2014	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$5,261,080	$5,261,080	$5,261,080	$—	$—
Federal funds sold	5,643,000	5,643,000	5,643,000	—	—
Investment securities available for sale	15,615,526	15,615,526	—	15,615,526	—
Non-marketable equity securities	609,650	609,650	—	609,650	—
Loans, net	67,994,667	67,925,640	—	—	67,925,640

Financial Liabilities:
FHLB advance	5,000,000	5,000,347	—	5,000,347	—
Note payable	600,000	603,567	—	603,567	—
Deposits	82,874,663	81,928,307	—	81,928,307	—
Securities sold under agreements
to repurchase	153,603	153,603	—	153,603	—

NOTE 21 — PARENT COMPANY FINANCIAL INFORMATION

Following is condensed financial information of Independence Bancshares, Inc. (includes transaction service, asset management and holding company segments — for further detail, see “Note 19 — Business segments”):

Condensed Balance Sheets

	December 31,
	2015	2014
Cash and cash equivalents	$2,909,255	$288,440
Investment in subsidiary	9,767,226	10,552,638
Premises and equipment, net	145,221	266,362
Other real estate owned	631,320	1,192,200
Other assets	96,961	250,290
	$13,549,983	$12,549,930
Liabilities and Shareholders’ Equity
Note payable	$—	$600,000
Accrued and other liabilities	905,824	2,539,350
Shareholders’ equity	12,644,159	9,410,580
Total liabilities and shareholders’ equity	$13,549,983	$12,549,930

Condensed Statements of Operations

	Year Ended December 31,
	2015	2014
Equity in undistributed net (loss) income of subsidiary	$(912,960)	$225,604
Product research and development — Transaction Services	(2,209,978)	(4,938,034)
Forgiveness of debt	403,245	—
Loan interest and other income	1,141	2,855
Interest expense on note payable	(14,704)	(23,128)
Gain on sale of loans held for sale	—	118,452
Provision for loan losses	—	—
Property tax expense	(23,504)	(36,775)
Consulting and miscellaneous fees	(378,825)	(203,373)
Real estate owned activity	(117,278)	(581,856)
General and administrative expenses	(852,012)	(502,729)
Legal expense	(404,672)	(195,026)
Stock compensation expense	(288,972)	(366,246)
Net loss	$(4,798,519)	$(6,500,256)

Condensed Statements of Cash Flows

	Year Ended December 31,
	2015	2014
Operating activities
Net loss	$(4,798,519)	$(6,500,256)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	288,973	366,246
Equity in undistributed net loss (income) of subsidiary	912,960	(225,604)
Gain on sale of loans held for sale	—	(118,452)
Net changes in fair value and losses on other real estate owned	105,603	581,856
Loan loss provision	—	—
Depreciation expense	128,549	126,115
Change in other assets	153,329	(67,762)
Change in accrued items	(1,633,526)	1,996,911
Net cash used in operating activities	(4,842,631)	(3,840,946)

Investing activities
Purchase of premises and equipment	(7,408)	(5,943)
Change in loans, net of allowance	—	2,120
Proceeds from sale of loans held for sale	—	1,033,000
Proceeds from sale of other real estate owned	455,277	151,214
Net cash provided by investing activities	447,869	1,180,391

Financing activities
Issuance of preferred stock, net of closing costs	7,615,577	—
(Repayments of) proceeds from note payable from affiliate	(600,000)	600,000
Net cash provided by financing activities	7,015,577	600,000
Net increase (decrease) in cash and cash equivalents	2,620,815	(2,060,555)
Cash and cash equivalents, beginning of year	288,440	2,348,995
Cash and cash equivalents, end of year	$2,909,255	$288,440

Schedule of non-cash transactions
Loans transferred to other real estate owned	$—	$809,000

PART II

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2015, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The effectiveness of the internal control over financial reporting as of December 31, 2014 was not required to be, and has not been, audited by Elliott Davis Decosimo, LLC, the Company’s independent registered public accounting firm.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting during our fourth quarter of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

		Year First Appointed	Year First Appointed
		or Elected to the	or Elected to the
Name	Age	Company’s Board	Bank’s Board	Position(s) Held
Directors of the Company
H. Neel Hipp, Jr.	63	2004	2005	Director, Chairman of the
				Bank’s Board
Keith Stock	62	2013	—	Director
Robert B. Willumstad	69	2013	—	Director, Chairman of the
				Company’s Board
Russell Echlov	40	2015	—	Director
Adam G. Hurwich	54	2015	—	Director
Lawrence R. Miller	68	2015	2005	Director
Non-Director Executive Officers and Other Officers of the Company
Martha L. Long	57	—	—	Chief Financial Officer of the
				Company and the Bank
E. Fred Moore	57	—	—	Executive Vice President,
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

Keith Stock, director, has served as Chairman and Chief Executive Officer of First Financial Investors, Inc., a private investment firm, since February 2011. He is also a senior executive advisor with The Brookside Group, a private investment group. Mr. Stock serves as Chairman and Chief Executive Officer of Clarien Bank Limited. Previously he served as Chairman and Chief Executive Officer of Clarien Group Limited, the holding Company for Clarien Group Limited as Chairman of its wholly-owned subsidiary, Clarien Bank. Mr. Stock is a registered securities professional with Sword Securities, LLC. From March 2009 until February 2011, Mr. Stock served as Senior Managing Director, Chief Strategy Officer and member of the Office of the CEO at TIAA. From 2004 until

May 2008, he served as president of MasterCard Advisors, LLC, a unit of MasterCard Worldwide, and served as a member of the MasterCard Operating Committee and Management Council. Prior to that, Mr. Stock served as Chairman and Chief Executive Officer of St. Louis Bank, FSB, Chairman and President of Treasury Bank Ltd., and as a director of Severn Bancorp, Inc. He has held global management roles with AT Kearney, Capgemini, Ernst & Young and McKinsey & Company after beginning his career with BNY Mellon. He is a director of the Foreign Policy Association, a member of the Economic Club of New York, a member of the Governing Council of the Bermuda Stock Exchange and the Advisory Board of the Institute for Ethical Leadership at Rutgers University Business School. He is a graduate of Princeton University and received his MBA from The University of Pennsylvania Wharton School. Mr. Stock’s prior service as an executive officer and director of other banks, as well as his extensive payments services experience with MasterCard, led the board to conclude that he should serve as a director as the Company implements the expansion of its business model.

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

Russell Echlov, director, has served as an assistant portfolio manager with Mendon Capital Advisors Corp. and RMB Capital Management, LLC since April 2014. RMB Capital Management LLC is the investment adviser to certain private funds whose strategy focuses on the banking and financial services sectors. Prior to that time, he was employed as an investment advisor for Spring Hill Capital, LLC from 2010 until January 2014. He is an experienced institutional investor with knowledge of banking and financial services and is a graduate of Dartmouth College. Mr. Echlov’s extensive experience as an institutional investor in banks and other financial institutions led the board to conclude that he should serve as a director of the Company.

Adam G. Hurwich, director, has served as Director of First Security Group, Inc. and FSGBank, National Association since June 2013. Mr. Hurwich also serves as a member of the Financial Accounting Standards Advisory Council, an advisory committee to the Financial Accounting Standards Board. He is an experienced institutional investor with knowledge of banking and financial services. Mr. Hurwich received his A.B. from Harvard College in 1987 and his M.B.A. from Yale University in 1989. Since January 2010, Mr. Hurwich has served as a portfolio manager at Ulysses Management LLC, the investment manager for Ulysses Partners, L.P. and Ulysses Offshore Fund, Ltd. Mr. Hurwich’s extensive experience as an institutional investor, as well as a director of another financial institution, led the board to conclude that he should serve as a director of the Company.

Lawrence R. Miller, serves as the Company’s interim chief executive officer and as the Bank’s president and chief executive officer. He has over 41 years of banking experience, having held various positions in the banking industry since November 1971. He was most recently market chief executive officer for SouthTrust Bank from 1995 until he retired in March 2004. In June 2004 he joined our Bank. While with SouthTrust Bank, Mr. Miller successfully opened seven offices in 10 years. He has lived in Upstate South Carolina for over 40 years and has been actively involved in the community and its future planning. He has served as a trustee for the College of Charleston for thirteen years for which he chaired both the Audit and Finance Committees; and is past board chairman of Christ School, Arden, North Carolina for which he served as a trustee for ten years. Mr. Miller is a member of the South Carolina Bankers Association Council and a former board member of the South Carolina Bankers Association. He has served on both the economic development board of the Greenville Chamber of Commerce and the board of directors of the Greer Chamber of Commerce. Mr. Miller graduated from Newberry College, from the School of Banking of the South at Louisiana State University, and from the National Commercial Lending Graduate School at the University of Oklahoma.

Additional information is set forth below regarding certain other executive officers of our Company and our Bank:

Martha L. Long, serves as the Company’s chief financial officer. Ms. Long has also served as chief financial officer of the Bank since August 2012 and previously assisted the Bank with financial accounting matters as an independent contractor beginning in June 2011. She has over 32 years of experience in various senior financial officer roles. Prior to her work with the Bank, Ms. Long served in various accounting capacities, including most recently working for her own CPA firm from 2009 through 2012. Prior to that, she served as Senior Vice President for AIMCO, a publicly held real estate investment trust from 1998 to 2009 in various financial capacities. She has also served as Senior Vice President and Controller for two SEC-registered companies, The First Savings Bank and Insignia Financial Group, Inc., an owner and operator of multi-family housing facilities. Ms. Long is a graduate of Bob Jones University with a degree in Accounting and is a certified public accountant in South Carolina.

E. Fred Moore, serves as our executive vice president and chief credit officer. He previously served as a senior vice president of risk management for First National Bank of the South in Spartanburg, South Carolina. He has over 32 years of experience in administrative banking and finance, including credit administration and internal audit. Mr. Moore was previously employed with American Federal as a senior credit analyst until November 2000, when he resigned to join First National Bank of the South. He graduated from University of South Carolina in 1982 where he received his B.A. in business economics.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers and directors and persons who own more than 10% of the Company’s common stock to file reports of ownership and changes in ownership with the SEC. Based solely on the Company’s review of these forms and written representations from the officers and directors, the Company believes that all Section 16(a) filing requirements were met during fiscal 2015.

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

Audit Committee and Audit Committee Financial Expert

Our audit committee is currently composed of Messrs. Stock and Hipp. Each of these members is considered “independent” under NASDAQ Rule 5605(c)(2). The board of directors has determined that Mr. Stock is an “audit committee financial expert” as defined in Item 407(d)(5) of the SEC’s Regulation S-K. The audit committee met four times in 2015. The audit committee functions are set forth in its charter, which was adopted on May 5, 2005 and was revised and approved by the board of directors on October 29, 2015. The audit committee has the responsibility of reviewing financial statements, evaluating internal accounting controls, reviewing reports of regulatory authorities, and determining that all audits and examinations required by law are performed. The committee recommends to the board the appointment of the independent auditors for the next fiscal year, reviews and approves the auditor’s audit plans, and reviews with the independent auditors the results of the audit and management’s responses. The audit committee is responsible for overseeing the entire audit function and appraising the effectiveness of internal and external audit efforts. The audit committee reports its findings to the board of directors.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table summarizes the compensation paid to or earned by each of the named executive officers for the year ended December 31, 2015:

				Option	All Other
Name and Position	Year	Salary	Bonus	Awards	Compensation		Total
Lawrence R. Miller(1)	2015	$179,655	$—	$—	$21,250	(3)(4)	$200,905
Interim Chief Executive Officer of the
Company and President and Chief
Executive Officer of the Bank; Director	2014	$177,000	$9,500	$6,750	$21,408	(3)(4)	$214,658
Gordon A. Baird(2)	2015	$325,000	$—	$—	$3,015	(4)	$328,015
Chief Financial Officer of the
Company and the Bank	2014	$360,000	$—	$162,653	$4,524	(4)	$527,177
Martha L. Long	2015	$205,800	$—	$—	$7,266	(4)	$213,066
Chief Financial Officer of the
Company and the Bank	2014	$204,000	$9,500	$14,175	$8,189	(4)	$235,864
E. Fred Moore	2015	$131,000	$—	$—	$6,567	(4)	$137,567
Executive Vice President, Chief Credit
Officer of the Company and the Bank	2014	$129,000	$9,500	$—	$5,688	(4)	$144,188
____________________

(1)	Mr. Miller was appointed as the Company’s interim chief executive officer on October 4, 2015.

(2)	Mr. Baird served as the Company’s chief executive officer until September 25, 2015.

(3)	Includes 401(k) matching contributions, excess premiums for life insurance at two times salary and premiums for long-term and short-term disability insurance policies. All of these benefits are provided to all full-time Bank employees on a non-discriminatory basis.

(4)	Includes membership dues paid to country clubs, vehicle expenses, and premiums paid on additional life insurance.

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

Martha L. Long

We entered into a change in control agreement with Martha L. Long on December 19, 2014, for an initial one-year term, which was renewed on December 19, 2015 and annually renewing thereafter unless the Company delivers a notice of termination at least thirty days prior to the beginning of the renewal period. Upon the termination of Ms. Long’s employment by (i) the Executive for Good Reason upon delivery of a Notice of Termination to the Employer, or (ii) the Employer other than for Cause, in each case simultaneously with or within one year after the occurrence of a Change in Control, the Employer shall pay the Ms. Long (or in the event of her death during the term of this Agreement, her estate) in cash within 60 days of the date of termination, severance compensation in an amount equal to her then current monthly base salary multiplied by twelve, plus any bonus earned through the date of termination but unpaid as of the date of termination. In addition, Ms. Long and her covered dependents may continue participation, in accordance with the terms of the applicable benefits plans, in the Employer’s group health plan pursuant to plan continuation rules COBRA. If Ms. Long elects COBRA coverage for group health coverage, then for the first twelve months of COBRA coverage she will only be obligated to pay the portion of the full COBRA cost of the coverage equal to an active employee's share of premiums for coverage for the respective plan year of coverage and the Company’s share of such premiums shall be treated as taxable income to the Executive, and thereafter she will be required the full COBRA of the full COBRA cost of the coverage.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning equity awards that were outstanding to our named executive officers at December 31, 2015.

	Option Awards
	Number of Securities		Option	Option
	Underlying		Exercise	Expiration	Grant-date
	Unexercised Options		Price	Date	Fair Value
	Exercisable	Unexercisable	(per share)
Gordon A. Baird	375,000	—	$0.80	12/31/2022	$300,000
	1,125,000	—	$0.80	05/16/2023	$900,000
Martha L. Long	16,000	—	$0.80	07/16/2023	$32,000
	7,500	—	$1.59	02/05/2014	$11,925
Lawrence R. Miller	15,000	—	$10.00	07/26/2015	$61,650
	13,500	—	$10.00	04/11/2017	$57,375
	14,385	—	$10.50	01/23/2018	$57,396
	35,000	15,000	$0.80	07/16/2023	$40,000
E. Fred Moore	21,000	9,000	$0.80	07/16/2023	$24,000

With respect to the 1,125,000 options granted to Mr. Baird on May 16, 2013, 187,500 options were to vest every six months beginning on June 30, 2013, provided that certain regulatory restrictions at the Company were terminated. These restrictions were terminated in 2014. As of December 31, 2015 and 2014, 1,125,000 and 750,000, respectively, were vested. The 375,000 options granted to Mr. Baird on December 31, 2012 were immediately vested on the grant date.

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

In addition to the awards described in the table above, as an organizer, Lawrence R. Miller received a warrant to purchase one share of common stock at a purchase price of $10.00 per share for every share he purchased, up to a maximum of 25,000 warrants, in our initial public offering as compensation for the risks taken in forming the Bank, including his personal guarantees of the original line of credit. Mr. Miller purchased 12,500 shares in our initial public offering and so received, and continues to hold, 12,500 warrants. The warrants were exercisable until May 16, 2015. The warrants were not exercised in 2015 and were therefore deemed expired. These warrants were not granted as compensation for services as an executive officer and so were not deemed to be equity awards for purpose of the Outstanding Equity Awards at Fiscal Year End table.

DIRECTOR COMPENSATION

In 2015, we paid Mr. Willumstad an annual retainer of $130,000 as the chairman of the board. Mr. Willumstad agreed to defer $40,000 as a result of the Company suspending further development of its digital banking, payments and transaction services business. This deferral is included in the payables of the Company. No other directors received any form of compensation.

In conjunction with the opening of the Bank in 2005, each director in office at that time, as well as the Bank’s organizer, received a warrant to purchase one share of common stock at a purchase price of $10.00 per share for every share of our common stock purchased by that individual, up to a maximum of 25,000 shares. In total, we granted our initial directors and the Bank’s organizer warrants to purchase 312,500 shares of common stock exercisable until May 16, 2015. At December 31, 2015, no warrants remained outstanding as the warrants were not exercised by May 2015 and were deemed expired.

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

EQUITY BASED COMPENSATION PLAN INFORMATION

The following table sets forth equity-based compensation plan information at December 31, 2015:

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued	Weighted-average	equity compensation
	upon exercise of	exercise price of	plans (c)
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column
Plan Category	(a)	(b)	(a))
Equity compensation plans approved by
security holders
2005 Incentive Plan(1)	2,323,505	$1.20	143,215
2013 Incentive Plan(2)	778,750	1.11	2,542,720
Equity compensation plans not
approved by security holders(2)	—	—	—
Total	3,102,255	$1.18	2,685,935
____________________

(1)	At our annual meeting of shareholders held on May 16, 2006, our shareholders approved the 2005 Incentive Plan. The 260,626 of shares of common stock initially available for issuance under the 2005 Incentive Plan automatically increased to 2,466,720 shares on December 31, 2012, such that the number of shares available for issuance continued to equal 12.5% of our total outstanding shares. In February 2013, the board of directors adopted Amendment No. 2 to the 2005 Incentive Plan to provide that the maximum number of shares that may be issued thereunder shall be 2,466,720 and to eliminate the evergreen provision.

(2)	At our annual meeting of shareholders held on May 15, 2013, our shareholders approved the 2013 Incentive Plan. The 2,466,720 shares of common stock initially available for issuance under the 2013 Incentive Plan automatically increased to 2,658,970 shares on August 1, 2013, such that the number of shares available for issuance (plus the 2,466,720 shares reserved for issuance under the 2005 Incentive Plan) continued to equal 20% of our total outstanding shares on an as-diluted basis.

See Item 8. Financial Statements and Supplementary Data, Note 1, Summary of Significant Accounting Policies, and Note 15, Equity-Based Compensation, for a discussion regarding matters related to our equity-based compensation.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth information known to the Company with respect to beneficial ownership of the Company’s common stock as of March 25, 2016 for (i) each current director of the Company, (ii) each of the Company’s named executive officers, (iii) each holder of 5.0% or greater of the Company’s common stock, and (iv) all of the Company’s directors and executive officers as a group. Unless otherwise indicated, the mailing address for each beneficial owner is care of Independence Bancshares, Inc., 500 East Washington St., Greenville, South Carolina 29601.

		Options and	Shares of Common
		Warrants for	Stock Issuable
	Common	Common Shares	Upon Conversion of
	Shares	Exercisable	Series A Preferred			Percentage of
	Beneficially	within 60 Days of	Shares Beneficially			Beneficial
Name	Owned(1)	September 8, 2015	Owned(2)		Total	Ownership(3)
Directors of the Company
Russell Echlov	—	—	2,750,000	(5)	2,750,000	11.83%
H. Neel Hipp, Jr.	323,500	45,000	—		368,500	1.79%
Adam G. Hurwich	—	—	3,062,500	(7)	3,062,500	13.00%
Keith Stock	125,000 (8)	20,000	125,000	(9)	270,000	1.31%
Robert B. Willumstad	1,250,000	671,875	312,500		2,234,375	10.40%
Lawrence R. Miller	93,750	62,885	—		156,635	0.76%
Named Executive Officers
(Non-Directors)
Martha L. Long	62,500	35,500	—		98,000	0.48%
E. Fred Moore	3,125	—	—		3,125	0.13%
Other Holders of 5% or Greater of
the Company’s Common Stock
Aequitas Capital Opportunities
Fund, LP
5300 Meadows Road, Suite 400
Lake Oswego, OR 97035	—	—	3,062,500	(10)	3,062,500	13.00%
Huntington Partners, LLLP
10 S. Wacker Drive, Suite 2675
Chicago, IL 60606	1,875,000	—	—		1,875,000	9.15%
Iron Road Multi-Strategy Fund LP
115 S. LaSalle, 34th Floor
Chicago, IL 60603	—	—	312,500	(11)	312,500	1.50%
Mendon Capital Master Fund Ltd.
115 S. LaSalle, 34th Floor
Chicago, IL 60603	—	—	2,387,500	(12)	2,387,500	10.43%
Mendon Capital QP LP
115 S. LaSalle, 34th Floor
Chicago, IL 60603	—	—	362,500	(13)	362,500	1.74%
Ulysses Offshore Fund, Ltd.
c/o Ulysses Management LLC
One Rockefeller Plaza
New York, New York 10020	—	—	375,500	(14)	375,000	1.80%
Ulysses Partners, L.P.
c/o Ulysses Management LLC
One Rockefeller Plaza
New York, New York 10020	—	—	2,687,500	(14)	2,687,500	11.59%
Steven D. Hovde
968 Williamsburg Park
Barrington, IL 60010	1,250,000	—	—		1,250,000	5.75%
Gordon A. Baird	1,072,250 (4)	1,312,500	—		2,384,750	10.93%
Alvin G. Hageman	1,390,250 (6)	37,500	156,250		1,584,000	7.65%
All directors and executive
officers of the Company as a
group (9 persons)	1,854,750	835,260	6,250,000		8,940,010	39.57%
____________________

(1)	Includes shares for which the named person has sole voting and investment power, has shared voting and investment power with a spouse, or holds in an IRA or other retirement plan program, unless otherwise indicated in these footnotes.

(2)	Each share of Series A preferred stock is convertible, at the holder’s option, into 1,250 shares of our common stock. The Series A preferred stock is also automatically converted upon the satisfaction of certain conditions.

(3)	For each individual, this percentage is determined by assuming the named person converts all shares of Series A preferred stock which he or she beneficially owns and exercises all options and warrants which he or she has the right to acquire within 60 days, but that no other persons convert any shares of Series A preferred stock or exercise any options or warrants. For the directors and executive officers as a group, this percentage is determined by assuming that each director and executive officer converts all shares of Series A preferred stock which he or she beneficially owns and exercises all options and warrants which he or she has the right to acquire within 60 days, but that no other persons convert any shares of Series A preferred stock or exercise any options or warrants. The calculations are based on 20,502,760 shares of common stock outstanding on September 8, 2015.

(4)	Consists of 900,000 shares of common stock held by Baird Hageman & Co. Series 1, LLC and 172,250 shares of common stock individually owned by Gordon A. Baird. Mr. Baird and Alvin G. Hageman are the members of the board of managers of Baird Hageman & Co., LLC and therefore share voting and investment power over the shares. The foregoing is not an admission by Mr. Baird that he is the beneficial owner of the shares held by Baird Hageman & Co., LLC. The address of Baird Hageman & Co., LLC is c/o Baird Hageman & Co., LLC, 33 Christie Hill Road, Darien, CT 06820.

(5)	Consists of 1,910 shares of Series A preferred stock, which are convertible into 2,387,500 shares of common stock, held by Mendon Capital Master Fund Ltd. and 290 shares of Series A preferred stock, which are convertible into 362,500 shares of common stock, owned by Mendon Capital QP LP. Mr. Echlov is an assistant portfolio manager with RMB Capital Management, LLC, an affiliate of Mendon Capital Master Fund Ltd. and Mendon Capital QP LP. Accordingly, Mr. Echlov may be deemed to be the beneficial owner of shares of Series A preferred stock held by Mendon Capital Master Fund Ltd. and Mendon Capital QP LP.

(6)	Consists of 900,000 shares of common stock held by Baird Hageman & Co. Series 1, LLC and 490,250 shares of common stock individually owned by The Hageman 2013 Grantor Trust. Mr. Hageman and Gordon A. Baird are the members of the board of managers of Baird Hageman & Co., LLC and therefore share voting and investment power over the shares. The foregoing is not an admission by Mr. Hageman that he is the beneficial owner of the shares held by Baird Hageman & Co., LLC. The address of Baird Hageman & Co., LLC is c/o Baird Hageman & Co., LLC, 33 Christie Hill Road, Darien, CT 06820.

(7)	Consists of 300 shares of Series A preferred stock, which are convertible into 375,000 shares of common stock, held by Ulysses Offshore Fund, Ltd. and 2,150 shares of Series A preferred stock, which are convertible into 2,687,500 shares of common stock, owned by Ulysses Partners, L.P. Mr. Hurwich is a portfolio manager with Ulysses Management LLC, the investment manager of Ulysses Offshore Fund, Ltd. and Ulysses Partners, L.P. Accordingly, Mr. Hurwich may be deemed to be the beneficial owner of shares of Series A preferred stock held by Ulysses Offshore Fund, Ltd. and Ulysses Partners, L.P.

(8)	Consists of 125,000 shares of common stock held by First Financial Partners Fund II, LP. Mr. Stock serves as general partner for FFP Affiliates II, LP, which in turn serves as the general partner of First Financial Partners Fund II, LP. Its address is One Stamford Forum, 201 Tresser Blvd., Stamford, CT 06901.

(9)	Consists of 100 shares of Series A preferred stock, which are convertible into 125,000 shares of common stock, held by First Financial Partners Fund II, LP. As noted above, Mr. Stock serves as general partner for FFP Affiliates II, LP, which in turn serves as the general partner of First Financial Partners Fund II, LP.

(10)	The general partner of Aequitas Capital Opportunities Fund, LP, is Aequitas Capital Opportunities GP, LLC (“ACOF GP”), and its investment advisor is Aequitas Investment Management, LLC (“AIM”). Both ACOF GP and AIM are subsidiaries of Aequitas Capital Management, Inc. (“ACM”). Each of ACOF GP, AIM and ACM may be deemed to be beneficial owners of the 2,450 shares of Series A preferred stock, which are convertible into 3,062,500 shares of common stock, held directly by Aequitas Capital Opportunities Fund, LP. The principal address of each of the above entities is 5300 Meadows Road, Suite 400, Lake Oswego, Oregon 97035.

(11)	The general partner of Iron Road Multi-Strategy Fund LP is Iron Road Capital Partners LLC and its investment adviser is RMB Capital Management LLC (“RMB Capital Management”). Iron Road Capital Partners LLC is owned by RMB Capital Management. RMB Capital Management is wholly-owned by RMB Capital Holdings LLC (“RMB Holdings”). Each of the foregoing may be deemed to be beneficial owners of the 250 shares of Series A preferred stock, which are convertible into 312,500 shares of common stock, held directly by Iron Road Multi-Strategy Fund LP. The principal address of each of the above entities is 115 S. LaSalle, 34th Floor, Chicago, IL 60603.

(12)	Mendon Capital Master Fund Ltd. is owned by Mendon Capital LLC and Mendon Capital Ltd., and is managed by RMB Mendon Managers LLC and subadvised by RMB Capital Management. RMB Mendon Managers LLC is owned by Mendon Capital Advisers Corp. (“MCA”) and RMB Capital Management. RMB Capital Management is wholly-owned by RMB Capital Holdings LLC. Each of the foregoing may be deemed to be beneficial owners of the 1,910 shares of Series A preferred stock, which are convertible into 2,387,500 shares of common stock, held directly by Mendon Capital Master Fund Ltd. The principal address of each of the above entities is 115 S. LaSalle, 34th Floor, Chicago, IL 60603, except that MCA is located at 150 Allens Creek Road, Rochester, NY 14618.

(13)	Mendon Capital QP LP (“MCQP”) is owned by Mendon Capital QP Ltd., and is managed by RMB Mendon Managers LLC and subadvised by RMB Capital Management. RMB Mendon Managers LLC is owned by MCA and RMB Capital Management. RMB Capital Management is wholly-owned by RMB Capital Holdings LLC. Each of the foregoing may be deemed to be beneficial owners of the 290 shares of Series A preferred stock, which are convertible into 362,500 shares of common stock, held directly by MCQP. The principal address of each of the above entities is 115 S. LaSalle, 34th Floor, Chicago, IL 60603, except that MCA is located at 150 Allens Creek Road, Rochester, NY 14618.

(14)	Ulysses Management LLC, a Delaware limited liability company (“Ulysses Management”), in its capacity as investment manager, may be deemed to share voting and investment power over the shares beneficially owned by Ulysses Partners, L.P., a Delaware limited partnership (“Ulysses Partners”) and Ulysses Offshore Fund, Ltd., an exempted company incorporated and existing under the laws of the Cayman Islands (“Ulysses Offshore,” and collectively with Ulysses Partners, the “Ulysses Purchasers”). Joshua Nash LLC, a Delaware limited liability company (“Nash LLC”), as the managing general partner of Ulysses Partners, may be deemed to share voting and investment power over the shares beneficially owned by Ulysses Partners; and Joshua Nash, who is a United States citizen (“Mr. Nash”), as an executive of Ulysses Management, the sole member of Nash LLC and the President of Ulysses Offshore, may be deemed to share voting and investment power over the shares beneficially owned by each of Ulysses Management, Ulysses Partners and Ulysses Offshore. The address of each Ulysses Management affiliate is c/o Ulysses Management LLC, One Rockefeller Plaza, New York, New York 10020.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

In September 2014, the Company received a loan for $600,000 from a board member of the Bank to assist in covering outstanding commitments. The loan was secured by two pieces of real estate owned by the Company with a combined book value of $1.1 million. The terms of this note required monthly interest payments over the next

12 months at a rate of 7% for the first six months and then at a rate of 8% until maturity. The balance of the note, along with any unpaid accrued interest, was due at maturity in September 2015. On March 18, 2015, one of the parcels of real estate was sold and a payment was made on the loan so that the outstanding balance of the loan was $149,774. The outstanding balance was paid in its entirety on September 3, 2015.

In July 2011, Gordon A. Baird formed MPIB Holdings, LLC (“MPIB”), a Delaware limited liability company, for the purpose of developing the business and regulatory plans for a digital transaction services business. Alvin G. Hageman also invested in MPIB in December 2011. On December 31, 2012, Mr. Baird was appointed Chief Executive Officer and director of the Company and Mr. Hageman became a director of the Company in April 23, 2013. As previously disclosed, on May 14, 2015, the Company entered into a license agreement with MPIB, pursuant to which the Company received a non-exclusive, non-transferable, non-sublicensable, worldwide license to use certain intellectual property of MPIB related to mobile payments and digital transactions. On January 4, 2016, the parties amended and restated the license agreement (the “Amended and Restated License Agreement”) pursuant to which MPIB agreed to make the license perpetual, subject to termination rights of the parties set forth in the Amended and Restated License Agreement, in exchange for the Company’s payment of an additional license fee of $275,000. In addition, as previously disclosed, on April 27, 2015, the Company submitted a proposed asset purchase agreement between the Company and MPIB to the Federal Reserve Bank of Richmond. The Company subsequently withdrew this application to the agency and no longer intends to enter into the asset purchase agreement or consummate the transaction contemplated therein.

DIRECTOR INDEPENDENCE

We apply the definition of independent director as defined by NASDAQ Rule 5605(a)(2). In accordance with this guidance, Messrs. Hipp, Stock and Willumstad are considered independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Elliott Davis Decosimo, LLC was our auditor during the fiscal year ended December 31, 2015. A representative of Elliott Davis Decosimo, LLC will be present at the 2016 annual shareholders’ meeting and will be available to respond to appropriate questions and will have the opportunity to make a statement if he or she desires to do so. The following table shows the fees that we paid for services performed in fiscal years ended December 31, 2015 and 2014.

	Years Ended December 31,
	2015	2014
Audit Fees	$90,140	$101,600
Audit-Related Fees	21,400	18,360
Tax Fees	11,330	14,090
All Other Fees	—	—
Total	$122,870	$134,050

AUDIT FEES

This category includes the aggregate fees billed for professional services rendered by the independent auditors during the Company’s 2015 and 2014 fiscal years for the audit of the Company’s consolidated annual financial statements and quarterly reports on Form 10-Q.

AUDIT-RELATED FEES

This category includes the aggregate fees billed for non-audit services, exclusive of the fees disclosed relating to audit fees, during the fiscal years ended December 31, 2015 and 2014. These services principally include the assistance for various filings with the SEC and consultations regarding accounting and disclosure matters.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1)	Financial Statements
The following consolidated financial statements are included in Item 8 of this report:

●	Report of Independent Registered Public Accounting Firm
●	Consolidated Balance Sheets as of December 31, 2015 and 2014
●	Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2015 and 2014
●	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2015 and 2014
●	Consolidated Statements of Cash Flows for the Years Ended December 31, 2015 and 2014
●	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

These schedules have been omitted because they are not required, are not applicable or have been included in our consolidated financial statements.

(3)	Exhibits

See the “Exhibit Index” immediate following the signature page to this report, which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENCE BANCSHARES, INC.
Dated: March 25, 2016	By:	/s/ LAWRENCE R. MILLER
LAWRENCE R. MILLER
Interim Chief Executive Officer

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

Signature	Title	Date
/s/ LAWRENCE R. MILLER	Interim Chief Executive Officer	March 25, 2016
LAWRENCE R. MILLER	(Principal Executive Officer)
Director

/s/ MARTHA L. LONG	Chief Financial Officer
MARTHA L. LONG	(Principal Financial and
Accounting Officer)

/s/ H. NEEL HIPP, JR.	Director
H. NEEL HIPP, JR.

/s/ ROBERT WILLUMSTAD	Chairman
ROBERT WILLUMSTAD

/s/ RUSSELL ECHLOV	Director
RUSSELL ECHLOV

/s/ ADAM G. HURWICH	Director
ADAM G. HURWICH

/s/ KEITH STOCK	Director
KEITH STOCK

EXHIBIT INDEX

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form SB-2, File No. 333-121485).
3.2	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A filed on May 2, 2011).
3.3	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on July 22, 2013).
3.4	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on May 15, 2015).
3.5	Amended and Restated Bylaws as of March 5, 2012 (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-K for the fiscal year ended December 31, 2011).
4.1	See Exhibits 3.1 — 3.4 for provisions in Independence Bancshares, Inc.’s Articles of Incorporation and Bylaws defining the rights of holders of the common stock.
4.2	Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Company’s Form SB-2, File No. 333-121485).
4.3	Certificate of Designations of Preferred Stock, Series of the Company (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on May 15, 2015).
10.1	Amended and Restated Employment Agreement between Independence Bancshares, Inc. and Lawrence R. Miller dated December 10, 2008 (incorporated by reference to Exhibit 10.11 of the Company’s Form 10-K for the fiscal year ended December 31, 2008).*
10.2	Form of Stock Warrant Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Form SB-2, File No. 333-121485).*
10.3	Independence Bancshares, Inc. 2005 Stock Incentive Plan and Form of Option Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-QSB for the period ended June 30, 2005).*
10.4	Stock Warrant Agreement between Lawrence R. Miller and the Company dated May 16, 2005 (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-QSB for the period ended June 30, 2005).*
10.5	Amendment No. 1 to the Independence Bancshares, Inc. 2005 Stock Incentive Plan (incorporated by reference to the Company’s Form 10-Q for the period ended September 30, 2008).*
10.6	Consent Order by and between Independence National Bank and the OCC dated November 14, 2011 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on November 18, 2011.
10.7	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 7, 2013).
10.8	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on January 7, 2013).
10.9	Amendment to the Amended and Restated Employment Agreement by and among Independence Bancshares, Inc. and Lawrence R. Miller. (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on January 7, 2013).*
10.10	Amendment No. 2 to the Independence Bancshares, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 5, 2013).*
10.11	Independence Bancshares, Inc. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on March 5, 2013).*
10.12	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on March 5, 2013).*
10.13	Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on March 5, 2013).*

10.14	Change in Control Agreement by and between Independence Bancshares, Inc. and Martha L. Long dated December 19, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on December 29, 2014).*
10.15	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 15, 2015).
10.16	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on May 15, 2015).
10.17	License Agreement between the Company and MPIB Holdings, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on May 15, 2015).
10.18	Form of Asset Purchase Agreement between the Company and MPIB Holdings, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on May 15, 2015).
10.19	Amended and Restated License Agreement between the Company and MPIB Holdings, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 5, 2016).
10.20	Severance and Release Agreement between the Company and Gordon A. Baird (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on January 5, 2016).*
21.1	Subsidiaries of the Company.
23.1	Consent of Elliott Davis Decosimo, LLC.
24.1	Power of Attorney (filed as part of the signature page herewith).
31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.
31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.
32	Section 1350 Certifications of the Principal Executive Officer and Principal Financial Officer.
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in eXtensible Business Reporting Language (XBRL); (i) the Consolidated Balance Sheets at December 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2015 and 2014, (iii) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014, and (iv) Notes to Consolidated Financial Statements.
____________________

*	Management contract of compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.