Form 10-Q
period 2016-03-31
Independence Bancshares, Inc.
filed 2016-05-06
CIK 1311828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2016

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,502,760 shares of common stock, par value $.01 per share, were issued and outstanding as of May 6, 2016.

Independence Bancshares, Inc.

Part I - Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
	(unaudited)	(audited)
Assets
Cash and due from banks	$4,118,939	$5,453,795
Federal funds sold	7,787,000	8,446,000
Cash and cash equivalents	11,905,939	13,899,795
Interest-bearing deposits in other institutions	1,750,000	1,500,000
Investment securities available for sale	10,587,515	10,687,851
Non-marketable equity securities	380,050	392,500
Loans, net of allowance for loan losses of $1,072,821 and
$1,139,509, respectively	63,857,131	66,402,246
Accrued interest receivable	203,934	232,215
Property, equipment, and software, net	2,152,678	2,198,796
Other real estate owned and repossessed assets	2,112,667	1,910,220
Other assets	170,182	243,683
Total assets	$93,120,096	$97,467,306

Liabilities
Deposits:
Non-interest bearing	$11,074,370	$13,010,209
Interest bearing	68,894,620	70,557,116
Total deposits	79,968,990	83,567,325

Securities sold under agreements to repurchase	41,229	113,080
Accrued interest payable	9,251	7,909
Accounts payable and accrued expenses	680,812	1,134,833
Total liabilities	80,700,282	84,823,147

Commitments and contingencies

Shareholders’ equity
Preferred stock, par value $.01 per share; 10,000,000 shares
authorized; 8,425 Series A shares issued and outstanding	84	84
Common stock, par value $.01 per share; 300,000,000 shares
authorized; 20,502,760 shares issued and outstanding	205,028	205,028
Additional paid-in capital	43,048,537	43,043,473
Accumulated other comprehensive income	184,867	113,846
Accumulated deficit	(31,018,702)	(30,718,272)
Total shareholders’ equity	12,419,814	12,644,159
Total liabilities and shareholders’ equity	$93,120,096	$97,467,306

The accompanying notes are an integral part of these consolidated financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)
(unaudited)

	Three Months Ended
	March 31
	2016	2015
Interest income
Loans	$830,213	$827,464
Investment securities	68,198	94,638
Federal funds sold and other	16,641	9,288
Total interest income	915,052	931,390

Interest expense
Deposits	78,614	74,956
Borrowings	18	10,335
Total interest expense	78,632	85,291

Net interest income	836,420	846,099
Provision for loan losses	(68,000)	-

Net interest income after provision for loan losses	904,420	846,099

Non-interest income
Service fees on deposit accounts	25,203	21,051
Residential loan origination fees	44,155	32,874
SBA loan fees	119,306	-
Gain on sale of investment securities	-	41,148
Other income	9,771	49,133
Total non-interest income	198,435	144,206

Non-interest expenses
Compensation and benefits	660,107	646,727
Real estate owned activity	9,096	8,115
Occupancy and equipment	154,874	159,853
Insurance	57,974	54,434
Data processing and related costs	87,872	81,813
Professional fees	227,688	114,923
Product research and development expense	100,482	195,932
Other	105,192	87,069
Total non-interest expenses	1,403,285	1,348,866

Loss before income tax expense	(300,430)	(358,561)

Income tax expense	-	5,080

Net loss	$(300,430)	$(363,641)

Other comprehensive income, net of tax
Unrealized gain on investment securities available for sale,
net of tax	71,021	91,268
Reclassification adjustment included in net income, net of
tax	-	(27,158)
Other comprehensive income	71,021	64,110

Total comprehensive loss	$(229,409)	$(299,531)
Net loss per common share – basic and diluted	$(.01)	$(.02)

Weighted average common shares outstanding – basic and	20,502,760	20,502,760
diluted

The accompanying notes are an integral part of these consolidated financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Changes in Shareholders’ Equity
(unaudited)

						Accumulated other
	Preferred stock		Common stock		Additional	comprehensive	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	income (loss)	deficit	Total
December 31, 2014	-	$-	20,502,760	$205,028	$35,124,151	$1,154	$(25,919,753)	$9,410,580
Compensation expense related to
stock options granted	-	-	-	-	303,829	-	-	303,829
Issuance of preferred stock –net
of expenses	8,425	84	-	-	7,615,493	-	-	7,615,577
Net loss	-	-	-	-	-	-	(4,798,519)	(4,798,519)

Other comprehensive income	-	-	-	-	-	112,692	-	112,692

December 31, 2015	8,425	$84	20,502,760	$205,028	$43,043,473	$113,846	$(30,718,272)	$12,644,159

Compensation expense related to
stock options granted	-	-	-	-	5,064	-	-	5,064
Net loss	-	-	-	-	-	-	(300,430)	(300,430)

Other comprehensive income	-	-	-	-	-	71,021	-	71,021

March 31, 2016	8,425	$84	20,502,760	$205,028	$43,048,537	$184,867	$(31,018,702)	$12,419,814

The accompanying notes are an integral part of these consolidated financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,
	2016	2015
Operating activities
Net loss	$(300,430)	$(363,641)
Adjustments to reconcile net loss to cash used in operating activities
Reversal of provision for loan losses	(68,000)	-
Depreciation	53,685	54,030
Amortization of investment securities discounts/premiums, net	39,357	48,462
Stock option expense related to stock based compensation	5,064	80,817
Net changes in fair value and gains losses on other real estate owned and
repossessed assets	(4,680)	(17,177)
Gain on sale of investment securities	-	(41,148)
Decrease (increase) in other assets, net	101,782	(152,918)
(Decrease) increase in other liabilities, net	(489,265)	104,078
Net cash used in operating activities	(662,487)	(287,497)

Investing activities
Net decrease in loans	2,379,348	714,016
Repayments of investment securities available for sale	168,586	270,790
Maturities and sales of investment securities available for sale	-	533,287
Purchases of interest bearing deposits in other institutions	(250,000)	-
Purchases of investment securities available for sale	-	(300,000)
Redemption of non-marketable equity securities, net	12,450	225,400
Purchase of property, equipment and software	(7,567)	(6,626)
Proceeds from sale of other real estate owned and repossessed assets	36,000	517,534
Net cash provided by investing activities	2,338,817	1,954,401

Financing activities
(Decrease) increase in deposits, net	(3,598,335)	2,904,832
Repayments on borrowings	-	(5,000,000)
Repayments on note payable	-	(450,226)
Decrease in securities sold under agreements to repurchase	(71,851)	(111,331)
Net cash (used in) financing activities	(3,670,186)	(2,656,725)

Net decrease in cash and cash equivalents	(1,993,856)	(989,821)

Cash and cash equivalents at beginning of the period	13,899,795	10,904,080

Cash and cash equivalents at end of the period	$11,905,939	$9,914,259

Supplemental information:
Cash paid for
Interest	$77,290	$84,127
Income taxes	$-	$5,080
Schedule of non-cash transactions
Unrealized gain on securities available for sale, net of tax	$71,021	$97,137
Loans transferred to other real estate owned and repossessed assets	$233,767	$300,000

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

On May 31, 2005, the Company sold 2,085,010 shares of its common stock in its initial public offering. All shares were sold at $10.00 per share. The offering raised approximately $20.5 million, net of offering costs. On December 31, 2012, the Company sold 17,648,750 shares of its common stock at $0.80 per share to certain accredited investors in a Private Placement (the “Private Placement”) for gross proceeds of $14.1 million. On August 1, 2013, the Company sold 769,000 shares of its common stock at a price of $0.80 per share to certain existing shareholders in a follow-on offering for gross proceeds of approximately $615,200 (the “Follow-on Offering”). On May 14, 2015, the Company issued 8,425 shares of Series A convertible preferred stock (the “Series A Shares”) to certain institutional investors and members of the Company’s management team at a price of $1,000 per share for gross proceeds of approximately $8,425,000 (the “Series A Private Placement”). Each Series A share is convertible, at the holder’s option, into 1,250 shares of common stock and each Series A Share ranks senior to our common stock with respect to dividends, distributions and liquidation preferences. The Series A shares have a liquidation preference of $1,000 per share. Also on May 14, 2015, the Company entered into a license agreement with MPIB Holdings, LLC (“MPIB”) pursuant to which it received a non-exclusive, non-transferable, non-licensable, worldwide license to use certain intellectual property of MPIB related to mobile payments and digital transactions. On January 4, 2016, the parties amended and restated the license agreement (the “Amended and Restated License Agreement”) pursuant to which MPIB agreed to make the license perpetual, subject to termination rights of the parties set forth in the Amended and Restated License Agreement, in exchange for the Company’s payment of a license fee of $275,000. On September 25, 2015, the Company suspended development of its digital banking, payments and transaction services business, and the board of directors is currently exploring strategic alternatives for this line of business and the Company. As previously disclosed, in conjunction with the suspension, the Company terminated the employment of the employees who were primarily engaged in developing the digital banking, payments and transaction services business, including the Company’s former Chief Executive Officer, effective as of September 25, 2015. No Bank employees were terminated, and there have been no material changes to the Bank’s operations. On October 4, 2015, the board of directors appointed Lawrence R. Miller, the president and chief executive officer of the Bank, as the Company’s interim Chief Executive Officer. If the Company decides to pursue some strategic alternative, the Company may not have sufficient working capital to bring the development to operational capability and would need to raise additional capital.

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and the Bank. In consolidation, all significant intercompany transactions have been eliminated. The accounting and reporting policies conform to accounting principles generally accepted in the United States and to general practices in the banking industry. The foregoing discussion is a summary only and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 10-K”) as filed with the Securities and Exchange Commission (the “SEC”) and Management’s Discussion and Analysis in this Quarterly Report on Form 10-Q. Operating results for the three month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

NOTE 2 – LIQUIDITY AND CAPITAL CONSIDERATIONS

The Company

The Company’s cash balances, independent of the Bank, were approximately $2.2 million and its real estate held for sale was $600,000 at March 31, 2016 compared to cash balances of approximately $2.9 million and real estate held for sale of $631,320 at December 31, 2015. The decrease in liquid assets of approximately $720,000 is due primarily to the repayment of accrued liabilities during the quarter, approximately $100,000 in expenses incurred related to the transaction services segment, and approximately $300,000 in professional fees and data processing expenses incurred at the Company. See “Note 8 – Business Segments” for additional information related to the transaction services segment. The foregoing discussion is a summary only and should be read in conjunction with the 2015 Form 10-K as filed with the SEC and Management’s Discussion and Analysis in this Quarterly Report on Form 10-Q. If the Company decides to pursue some strategic alternative, the Company may not have sufficient working capital to bring the development to operational capability and would need to raise additional capital.

The Bank

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity at the Bank. We currently have $11.9 million in cash and federal funds sold. If our cash needs at the Bank exceed that, we plan to liquidate temporary investments and generate deposits within our market. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. Our investment securities available for sale at March 31, 2016 amounted to $10.6 million, or 11.5% of total assets. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. At March 31, 2016, $2.6 million of our investment portfolio was pledged against outstanding debt. Therefore, the related debt would need to be repaid prior to the securities being sold and converted to cash.

The Bank is a member of the Federal Home Loan Bank of Atlanta (“FHLB”), from which applications for borrowings can be made for leverage purposes. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. At March 31, 2016, we had collateral that would support approximately $36.8 million in additional borrowings. We are subject to the FHLB’s credit risk rating policy which assigns member institutions a rating which is reviewed quarterly. The rating system utilizes key factors such as loan quality, capital, liquidity, profitability, etc. Our ability to access our available borrowing capacity from the FHLB in the future is subject to our rating and any subsequent changes based on our financial performance as compared to factors considered by the FHLB in their assignment of our credit risk rating each quarter.

The Bank also pledges collateral to the Federal Reserve Bank’s Borrower-in-Custody of Collateral program, and our available credit under this program was $16.9 million as of March 31, 2016.

The Bank has a $2.0 million federal funds purchased line of credit through a correspondent bank that is unsecured, but has not been utilized.

We believe our liquidity sources are adequate to meet our operating needs at the Bank. However, we continue to carefully focus on liquidity management during 2016. Comprehensive weekly and monthly liquidity analyses serve management as vital decision-making tools by providing summaries of anticipated changes in loans, investments, core deposits, and wholesale funds. These internal funding reports provide management with the details critical to anticipate immediate and long-term cash requirements, such as expected deposit runoff, loan pay downs and amount and cost of available borrowing sources, including secured overnight federal funds lines with our various correspondent banks.

The Consolidated Company

The Company’s level of liquidity is measured by the cash, cash equivalents, and investment securities available for sale to total assets ratio which was 24.2% at March 31, 2016 compared to 26.7% as of December 31, 2015. The slight decrease in liquidity is due primarily to the decrease in cash and due from bank and federal funds sold.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

For further information refer to the consolidated financial statements and footnotes thereto included in our 2015 Form 10K as filed with the SEC.

Cash and Cash Equivalents - For purposes of reporting cash flows, cash and cash equivalents include cash, amounts due from banks and federal funds sold. Generally, federal funds are sold for one-day periods. Due to the short term nature of cash and cash equivalents, the carrying amount of these instruments is deemed to be a reasonable estimate of fair value.

At March 31, 2016 and December 31, 2015, the Company had restricted cash totaling $2,000 with the FHLB. The Company places its deposits and correspondent accounts with and sells its federal funds to high quality institutions. Management believes credit risk associated with correspondent accounts is not significant.

Net Loss per Common Share - Basic loss per common share represents net loss divided by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants and are determined using the treasury stock method. For the three month periods ended March 31, 2016 and March 31, 2015, as a result of the Company’s net loss, all of the potential common shares were considered anti-dilutive.

Research and Development – All costs incurred to establish the technological feasibility of computer software to be sold, leased or otherwise marketed as research and development are expensed as incurred. Once technological feasibility has been established, the subsequent costs of producing, coding and testing the products should be capitalized. The expensing of computer software costs is discontinued when the product is available for general release for customers. The Company has not achieved technological feasibility and has expensed all computer software purchases and development expenses related to research and development of its digital banking, payments and transaction services business and on September 25, 2015 the Company suspended further development of its digital banking and payments and transaction services business.

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

We did not recognize any income tax benefit or expense for the three month periods ended March 31, 2016 and 2015 due to our net operating loss carryforward position. Accounting literature states that a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized. The determination of whether a deferred tax asset is realizable is based on weighting all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified. We will continue to analyze our deferred tax assets and related valuation allowance on a quarterly basis, taking into account performance compared to forecasted earnings as well as current economic and internal information.

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

In August 2015, the FASB deferred the effective date of ASU 2014-09, Revenue from Contracts with Customers. As a result of the deferral, the guidance in ASU 2014-09 will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

In January 2016, the FASB amended the Financial Instruments topic of the ASC to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The amendments related to equity securities without readily determinable fair values will be applied prospectively to equity investments that exist as of the date of adoption of the amendments. The Company does not expect these amendments to have a material effect on its financial statements.

In February 2016, the FASB amended the Leases topic of the ASC to revise certain aspects of recognition, measurement, presentation, and disclosure of leasing transactions. The amendments will be effective for fiscal years beginning December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations, and cash flows.

In March 2016, the FASB issued guidance to simplify several aspects of the accounting for share-based payment award transactions including the income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. Additionally, the guidance simplifies two areas specific to entities other than public business entities allowing them to apply a practical expedient to estimate the expected term for all awards with performance or service conditions that have certain characteristics and also allowing them to make a one-time election to switch from measuring all liability-classified awards at fair value to measuring them at intrinsic value. The amendments will be effective for the Company for annual periods beginning after December 15, 2016. The Company does not expect these amendments to have a material effect on its financial statements.

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

	March 31, 2016
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Government-sponsored mortgage-backed	$4,104,988	$77,853	$(26,968)	$4,155,873
Municipals, tax-exempt	4,896,412	182,327	(3,557)	5,075,182
Municipals, taxable	1,306,013	50,447	-	1,356,460
Total investment securities	$10,307,413	$310,627	$(30,525)	$10,587,515

	December 31, 2015
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Government-sponsored mortgage-backed	$4,290,680	$66,350	$(44,581)	$4,312,449
Municipals, tax-exempt	4,916,379	140,335	(17,267)	5,039,447
Municipals, taxable	1,308,298	27,657	-	1,335,955
Total investment securities	$10,515,357	$234,342	$(61,848)	$10,687,851

The following table presents information regarding securities with unrealized losses at March 31, 2016:

	Securities in an Unrealized		Securities in an Unrealized
	Loss Position for Less than		Loss Position for More than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Government-sponsored mortgage-backed	$611,378	$849	$756,676	$26,119	$1,368,054	$26,968
Municipals, tax-exempt	-	-	324,570	3,557	324,570	3,557
Total temporarily impaired securities	$611,378	$849	$1,081,246	$29,676	$1,692,624	$30,525

The following table presents information regarding securities with unrealized losses at December 31, 2015:

	Securities in an Unrealized		Securities in an Unrealized
	Loss Position for Less than		Loss Position for More than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Government-sponsored mortgage-backed	$627,542	$5,569	$764,462	$39,012	$1,392,004	$44,581
Municipals, tax-exempt	323,796	6,249	1,074,440	11,018	1,398,236	17,267
Total temporarily impaired securities	$951,338	$11,818	$1,838,902	$50,030	$2,790,240	$61,848

At March 31, 2016, investment securities with a fair value of $611,378 and unrealized losses of $849 had been in a continuous loss position for less than twelve months. At March 31, 2016, investment securities with a fair value of approximately $1.1 million and unrealized losses of $29,676 had been in a continuous loss position for more than twelve months. All remaining investment securities were in an unrealized gain position. The Company believes, based on industry analyst reports and credit ratings that the deterioration in the fair value of these investment securities available for sale is attributed to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. The Company has the ability and intent to hold these securities until such time as the values recover or the securities mature. At December 31, 2015, investment securities with a fair value of $951,338 and unrealized losses of $11,818 had been in a continuous loss for less than twelve months. At December 31, 2015, investment securities with a fair value of approximately $1.8 million and unrealized losses of $50,030 had been in a continuous loss position for more than twelve months. All remaining investment securities were in an unrealized gain position.

The amortized costs and fair values of investment securities available for sale at March 31, 2016, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers have the right to prepay the obligations.

	March 31, 2016
	Amortized	Fair
	Cost	Value
Due within one year	$—	$—
Due after one through three years	—	—
Due after three through five years	—	—
Due after five through ten years	1,306,014	1,356,460
Due after ten years	9,001,399	9,231,055
Total investment securities	$10,307,413	$10,587,515

NOTE 5 – LOANS

At March 31, 2016, our gross loan portfolio consisted primarily of $31.2 million of commercial real estate loans, $17.7 million of commercial business loans, and $16.2 million of consumer and home equity loans. Our current loan portfolio composition is not materially different than the loan portfolio composition disclosed in the footnotes to the consolidated financial statements included in our 2015 10-K.

During the quarter ended March 31, 2016, one nonaccrual loan at the Bank was transferred to other real estate owned for $233,767. A specific reserve was included in the December 31, 2015 allowance accounts. During the quarter ended March 31, 2015, one nonaccrual loan at the Bank for $343,266 was transferred to other real estate owned for $300,000, net of a specific reserve, which includes $34,327 in selling costs, of $43,266.

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

The following table summarizes delinquencies and nonaccruals, by portfolio class, as of March 31, 2016 and December 31, 2015.

	Single and
	multifamily	Construction	Commercial
	residential	and	real estate -	Commercial
	real estate	development	other	business	Consumer	Total
March 31, 2016
30-59 days past due	$46,109	$-	$-	$-	$-	$46,109
60-89 days past due	-	-	-	-	-	-
Nonaccrual	141,645	40,500	1,156,246	-	-	1,338,391
Total past due and nonaccrual	187,754	40,500	1,156,246	-	-	1,384,500
Current	14,434,413	8,495,787	21,528,957	17,693,369	1,545,720	63,698,246
Total loans (gross of	$14,622,167	$8,536,287	$22,685,203	$17,693,369	$1,545,720	$65,082,746
deferred fees)
Deferred fees						(152,794)
Loan loss reserve						(1,072,821)
Total Loans, net						$63,857,131

	Single and
	multifamily	Construction	Commercial
	residential	and	real estate -	Commercial
	real estate	development	other	business	Consumer	Total
December 31, 2015
30-59 days past due	$75,890	$-	$-	$-	$-	$75,890
60-89 days past due	63,702	250,378	-	-	-	314,080
Nonaccrual	168,879	40,500	1,390,013	65,798	-	1,655,190
Total past due and nonaccrual	308,471	290,878	1,390,013	65,798	-	2,055,160
Current	16,126,251	6,995,581	24,169,930	16,961,256	1,369,224	65,622,242
Total loans (gross of	$16,434,722	$7,286,459	$25,559,943	$17,027,054	$1,369,224	$67,677,402
deferred fees)
Deferred fees						(135,647)
Loan loss reserve						(1,139,509)
Total Loans, net						$66,402,246

At March 31, 2016 and December 31, 2015, there were nonaccrual loans of $1.3 million and $1.7 million, respectively. Foregone interest income related to nonaccrual loans equaled $35,011 for the three months ended March 31, 2016. Foregone interest income related to nonaccrual loans equaled $5,238 for the three months ended March 31, 2015. No interest income was recognized on nonaccrual loans during the three months ended March 31, 2016. At March 31, 2016 and December 31, 2015, there were no accruing loans which were contractually past due 90 days or more as to principal or interest payments.

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

The following table summarizes management’s internal credit risk grades, by portfolio class, as of March 31, 2016 and December 31, 2015.

	Single and
	multifamily	Construction	Commercial
	residential	and	real estate -	Commercial
March 31, 2016	real estate	development	other	business	Consumer	Total
Pass Loans	$8,742,268	$1,655,768	$-	$-	$1,545,720	$11,943,756
Grade 1 - Prime	-	-	-	-	-	-
Grade 2 - Good	-	-	118,704	-	-	118,704
Grade 3 - Acceptable	2,456,493	1,437,514	7,923,364	7,541,362	-	19,358,733
Grade 4 – Acceptable w/ Care	3,218,990	5,189,424	12,179,359	9,066,421	-	29,654,194
Grade 5 – Special Mention	62,771	74,627	605,559	845,648	-	1,588,605
Grade 6 - Substandard	141,645	178,954	1,858,217	239,938	-	2,418,754
Grade 7 - Doubtful	-	-	-	-	-	-
Total loans (gross of	$14,622,167	$8,536,287	$22,685,203	$17,693,369	$1,545,720	$65,082,746
deferred fees)

	Single and
	multifamily	Construction	Commercial
	residential	and	real estate -	Commercial
December 31, 2015	real estate	development	other	business	Consumer	Total
Pass Loans	$8,340,816	$1,350,332	$-	$-	$1,369,224	$11,060,372
Grade 1 - Prime	-	-	-	-	-	-
Grade 2 - Good	-	-	-	-	-	-
Grade 3 - Acceptable	4,479,116	809,004	8,121,125	7,667,706	-	21,076,951
Grade 4 – Acceptable w/ Care	3,382,209	4,759,864	14,724,468	8,199,385	-	31,065,926
Grade 5 – Special Mention	63,702	76,381	611,189	846,106	-	1,597,378
Grade 6 - Substandard	168,879	290,878	2,103,161	313,857	-	2,876,775
Grade 7 - Doubtful	-	-	-	-	-	-
Total loans (gross of	$16,434,722	$7,286,459	$25,559,943	$17,027,054	$1,369,224	$67,677,402
deferred fees)

Loans graded one through four are considered “pass” credits. At March 31, 2016, approximately 94% of the loan portfolio had a credit grade of “pass” compared to 93% at December 31, 2015. For loans to qualify for this grade, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment. Consumer loans are assigned a “pass” credit rating unless something within the loan warrants a specific classification grade. As of both March 31, 2016 and December 31, 2015, we had loans totaling $1.6 million classified as special mention. This classification is utilized when an initial concern is identified about the financial health of a borrower. Loans are designated as such in order to be monitored more closely than other credits in the loan portfolio. At March 31, 2016, substandard loans totaled approximately $2.4 million, with all loans being collateralized by real estate compared to $2.9 million at December 31, 2015. Substandard credits are evaluated for impairment on a quarterly basis.

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

At March 31, 2016, impaired loans totaled $2.2 million, all of which were valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral. Impaired loans decreased $201,783 from December 31, 2015 due to one loan being transferred to other real estate owned for $233,767 and approximately $107,000 in loan balance reductions through pay downs, partially offset by one loan being deemed impaired for approximately $138,000 during the three months ended March 31, 2016. Market values were obtained using independent appraisals, updated in accordance with our reappraisal policy, or other market data such as recent offers to the borrower. As of March 31, 2016, we had loans totaling approximately $240,000 that were classified in accordance with our loan rating policies but were not considered impaired. The following table summarizes information relative to impaired loans, by portfolio class, at March 31, 2016 and December 31, 2015.

	Unpaid			Average	Year to date
	principal	Recorded	Related	impaired	interest
	balance	investment	allowance	investment	income
March 31, 2016
With no related allowance recorded:
Single and multifamily residential real estate	$-	$-	$-	$205,715	$-
Construction and development	138,454	138,454	-	157,751	3,004
Commercial real estate - other	1,180,984	1,180,984	-	798,236	8,488
Commercial business	-	-	-	31,007	-
With related allowance recorded:
Single and multifamily residential real estate	141,645	141,645	100,045	206,156	-
Construction and development	40,500	40,500	10,500	139,853	-
Commercial real estate - other	677,233	677,233	227,833	741,444	-
Commercial business	-	-	-	9,069	-
Consumer	-	-	-	-	-
Total:
Single and multifamily residential real estate	141,645	141,645	100,045	411,871	-
Construction and development	178,954	178,954	10,500	297,604	3,004
Commercial real estate - other	1,858,217	1,858,217	227,833	1,539,680	8,488
Commercial business	-	-	-	40,076	-
Consumer	-	-	-	-	-
	$2,178,816	$2,178,816	$338,378	$2,289,231	$11,492

December 31, 2015
With no related allowance recorded:
Single and multifamily residential real estate	$—	$—	$—	$411,430	$21,667
Construction and development	—	—	—	177,047	—
Commercial real estate - other	905,968	905,968	—	415,488	29,423
Commercial business	—	—	—	62,015	—
Consumer	—	—	—	—	—
With related allowance recorded:
Single and multifamily residential real estate	236,938	236,938	163,138	270,668	—
Construction and development	40,500	40,500	10,500	239,206	727
Commercial real estate - other	1,197,193	1,197,193	201,793	805,654	46,761
Commercial business	—	—	—	18,139	2,119
Consumer	—	—	—	—	—
Total:
Single and multifamily residential real estate	236,938	236,938	163,138	682,098	21,667
Construction and development	40,500	40,500	10,500	416,253	727
Commercial real estate - other	2,103,161	2,103,161	201,793	1,221,142	76,184
Commercial business	—	—	—	80,154	2,119
Consumer	—	—	—	—	—
	$2,380,599	$2,380,599	$375,431	$2,399,647	$100,697

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

At March 31, 2016 the principal balance of TDRs was approximately $138,000. At December 31, 2015, the principal balance of TDRs was zero as the one loan constituting our sole TDR had been transferred to other real estate owned. As of March 31, 2016, the carrying balance consisted of one performing loan. The loan defaulted in 2015 but was made current in 2016. There were no changes to the loan terms as the loan is scheduled to be repaid in full in April 2016.

There were no loans modified as troubled debt restructurings within the previous 12-month period for which there was a payment default during the three months ended March 31, 2016.

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

The following table summarizes activity related to our allowance for loan losses for the three months ended March 31, 2016 and 2015, by portfolio segment.

	Single and
	multifamily	Construction	Commercial
	residential	and	real estate -	Commercial
	real estate	development	other	business	Consumer	Total
March 31, 2016
Allowance for loan losses:
Balance, beginning of period	$265,797	$184,130	$439,830	$244,679	$5,073	$1,139,509
Provision (reversal of provision) for
loan losses	(30,000)	(60,000)	45,000	(28,000)	5,000	(68,000)
Loan charge-offs	-	-	-	-	-	-
Loan recoveries	-	-	-	-	1,312	1,312
Net loans charged-off	-	-	-	-	1,312	1,312
Balance, end of period	$235,797	$124,130	$484,830	$216,679	$11,385	$1,072,821

Individually reviewed for impairment	$100,045	$10,500	$227,833	$-	$-	$338,378
Collectively reviewed for impairment	135,752	113,630	256,997	216,679	11,385	734,443
Total allowance for loan losses	$235,797	$124,130	$484,830	$216,679	$11,385	$1,072,821

Gross loans, end of period:
Individually reviewed for impairment	$141,645	$178,954	$1,858,217	$-	$-	$2,178,816
Collectively reviewed for impairment	14,480,522	8,357,333	20,826,986	17,693,369	1,545,720	62,903,930
Total loans (gross of deferred fees)	$14,622,167	$8,536,287	$22,685,203	$17,693,369	$1,545,720	$65,082,746

March 31, 2015
Allowance for loan losses:
Balance, beginning of year	$160,797	$234,130	$363,097	$184,679	$90,073	$1,032,776
Provision for loan losses
	-	(20,000)	(10,000)	30,000	-	-
Loan charge-offs	-	-	(43,267)	-	-	(43,267)
Loan recoveries	-	-	-	-	-	-
Net loans charged-off	-	-	(43,267)	-	-	(43,267)
Balance, end of period	$160,797	$214,130	$309,830	$214,679	$90,073	$989,509

Individually reviewed for impairment	$-	$-	$34,693	$-	$-	$34,693
Collectively reviewed for impairment	160,797	214,130	275,137	214,679	90,073	954,816
Total allowance for loan losses	$160,797	$214,130	$309,830	$214,679	$90,073	$989,509

Gross loans, end of period:
Individually reviewed for impairment	$725,590	$-	$936,484	$-	$-	$1,662,074
Collectively reviewed for impairment	16,307,579	8,624,278	23,749,815	16,486,540	1,288,995	66,457,207
Total loans (gross of deferred fees)	$17,033,169	$8,624,278	$24,686,299	$16,486,540	$1,288,995	$68,119,281

	March 31, 2016	March 31, 2015
Nonaccrual loans	$1,338,391	$190,790
Average gross loans	65,898,821	68,362,619
Net loans charged-off as a percentage
of average gross loans	.00%	.00%
Allowance for loan losses as a
percentage of total gross loans	1.65%	1.45%
Allowance for loan losses as a
percentage of non-accrual loans	80.16%	518.6%

Portions of the allowance for loan losses may be allocated for specific loans or portfolio segments. However, the entire allowance for loan losses is available for any loan that, in management’s judgment, should be charged-off. The general reserve as a percentage of loans collectively reviewed for impairment remained unchanged at 1.17% at March 31, 2016 and December 31, 2015, following our reversal of loan loss provision in the amount of $68,000 as of March 31, 2016. The reversal was directly attributable to a recovery on a loan that was specifically reserved for in the September 30, 2015 quarter. While management utilizes the best judgment and information available to it, the ultimate adequacy of the allowance for loan losses depends on a variety of factors beyond our control, including the performance of our loan portfolio, the economy, changes in interest rates, and the view of the regulatory authorities toward loan classifications. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

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

		After one but
	One year or	within five	After five
	less	years	years	Total
March 31, 2016
Single and multifamily residential real estate	$3,445,323	$6,568,869	$4,607,975	$14,622,167
Construction and development	4,152,055	4,090,660	293,572	8,536,287
Commercial real estate - other	5,193,281	16,650,258	841,664	22,685,203
Commercial business	4,281,860	12,788,076	623,433	17,693,369
Consumer	533,100	928,189	84,431	1,545,720
Total	$17,605,619	$41,026,052	$6,451,075	$65,082,746

		After one but
	One year or	within five	After five
	less	years	years	Total
December 31, 2015
Single and multifamily residential real estate	$4,107,456	$7,977,523	$4,349,743	$16,434,722
Construction and development	2,850,334	3,915,218	520,907	7,286,459
Commercial real estate - other	5,740,738	17,556,599	2,262,606	25,559,943
Commercial business	5,170,004	11,334,906	522,144	17,027,054
Consumer	551,733	749,455	68,036	1,369,224
Total	$18,420,265	$41,533,701	$7,723,436	$67,677,402

Loans maturing after one year with:	March 31, 2016	December 31, 2015
Fixed interest rates	$16,647,522	$16,892,651
Floating interest rates	$30,829,605	$32,364,486

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

Available-for-sale investment securities ($10,587,515 and $10,687,851 at March 31, 2016 and December 31, 2015, respectively) are carried at fair value and measured on a recurring basis using Level 2 inputs. Fair values are estimated by using bid prices and quoted prices of pools or tranches of securities with similar characteristics.

We do not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and a specific reserve within the allowance for loan losses is established or the loan is charged down to the fair value less costs to sell. At March 31, 2016, all impaired loans were evaluated on a nonrecurring basis based on the market value of the underlying collateral. Market values are generally obtained using independent appraisals or other market data, which the Company considers to be Level 3 inputs. The aggregate carrying amount, net of specific reserves, of impaired loans carried at fair value at March 31, 2016 and December 31, 2015 was $1.8 million and $2.0 million, respectively.

Other real estate owned and repossessed assets, generally consisting of properties or other collateral obtained through foreclosure or in satisfaction of loans, are carried at the lower or market value and measured on a non-recurring basis. Market values are generally obtained using independent appraisals which are generally prepared using the income or market valuation approach, adjusted for estimated selling costs which the Company considers to be Level 3 inputs. The carrying amount of other real estate owned and repossessed assets carried at fair value at March 31, 2016 and December 31, 2015 was $2,112,667 and $1,910,220, respectively. The Company utilizes two methods to determine carrying values, either appraised value, or if lower, current net listing price.

The Company has no assets whose fair values are measured using Level 1 inputs. The Company also has no liabilities carried at fair value or measured at fair value.

For Level 3 assets measured at fair value on a non-recurring basis as of March 31, 2016, the significant observable inputs used in the fair value measurements were as follows:

	Fair Value at		Significant
Description	March 31, 2016	Valuation Technique	Unobservable Inputs
Other real estate owned and repossessed assets	$2,112,667	Appraised value	Discounts to reflect current
			market conditions, abbreviated
			holding period, and estimated
			costs to sell

Impaired loans	$1,840,438	Internal assessment of	Adjustments to estimated
		appraised value	value based on recent sales
			of comparable collateral

For Level 3 assets measured at fair value on a non-recurring basis as of December 31, 2015, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at		Significant
Description	December 31, 2015	Valuation Technique	Unobservable Inputs
Other real estate owned and repossessed assets	$1,910,220	Appraised value	Discounts to reflect current
			market conditions and estimated
			costs to sell

Impaired loans	$2,005,168	Internal assessment of	Adjustments to estimated
		appraised value	value based on recent sales
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

The estimated fair values of the Company’s financial instruments at March 31, 2016 and December 31, 2015 are as follows:

March 31, 2016	Carrying
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$4,118,939	$4,118,939	$4,118,939	$-	$-
Interest bearing deposits in
other institutions	1,750,000	1,750,000	-	1,750,000
Federal funds sold	7,787,000	7,787,000	7,787,000	-	-
Investment securities
available for sale	10,587,515	10,587,515	-	10,587,515	-
Non-marketable equity
securities	380,050	380,050	-	380,050	-
Loans, net	63,857,131	63,922,061	-	-	63,922,061

Financial Liabilities:
Accounts payable and accrued
expenses	680,812	680,812	-	680,812	-
Deposits	79,968,990	79,544,718	-	79,544,718	-
Securities sold under
agreements to repurchase	41,229	41,229	-	41,229	-

	Carrying
December 31, 2015	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$5,453,795	$5,453,795	$5,453,795	$-	$-
Interest bearing deposits in
other institutions	1,500,000	1,500,000	-	1,500,000	-
Federal funds sold	8,446,000	8,446,000	8,446,000	-	-
Investment securities
available for sale	10,687,851	10,687,851	-	10,687,851	-
Non-marketable equity
securities	392,500	392,500	-	392,500	-
Loans, net	66,402,246	66,873,213	-	-	66,873,213

Financial Liabilities:
Deposits	83,567,325	83,538,827	-	83,538,827	-
Securities sold under
agreements to repurchase	113,080	113,080	-	113,080	-

NOTE 7 – STOCK COMPENSATION PLANS

On July 26, 2005, the Company adopted the Independence Bancshares, Inc. 2005 Stock Incentive Plan (the “2005 Incentive Plan”) for the benefit of the directors, officers and employees. The 2005 Incentive Plan initially reserved up to 260,626 shares of the Company’s common stock for the issuance of stock options and contained evergreen provision, which provided that the maximum number of shares to be issued under the 2005 Incentive Plan would automatically increase each time the Company issues additional shares of common stock such that the total number of shares issuable under the 2005 Incentive Plan would at all times equal 12.5% of the then outstanding shares of common stock.

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

As of March 31, 2016 and December 31, 2015, 3,097,255 total options were outstanding at a weighted average price of $1.11. Of the 3,097,255 options outstanding, 3,022,255 options have vested.

Compensation expense related to stock options granted was $5,064 and $80,817 for the three months ended March 31, 2016 and March 31, 2015, respectively. Compensation expense is based on the fair value of the option estimated at the date of grant using the Black-Scholes option-pricing model. Compensation expense is recognized on a straight line basis over the vesting period of the option.

NOTE 8 – BUSINESS SEGMENTS

The Company reports its activities as four business segments - Community Banking, Transaction Services, Asset Management and Parent Only - as defined in Note 1. In determining proper segment definition, the Company considers the materiality of a potential segment and components of the business about which financial information is available and regularly evaluated, relative to a resource allocation and performance assessment.

The following table presents selected financial information for the Company’s reportable business segments for the three months ended March 31, 2016 and 2015.

		Holding Company

	Community	Transaction	Asset	Parent
	Banking	Services	Management	Only	Total
For the three months ended
March 31, 2016
Interest income	$915,052	$—	$—	$—	$915,052
Interest expense	78,632	—	—	—	78,632
Net interest income (expense)	836,420	—	—	—	836,420
Provision for loan losses	(68,000)	—	—	—	(68,000)
Noninterest income	198,435	—	—	—	198,435
Noninterest expense	1,049,922	100,482	(5,510)	258,391	1,403,285
Income (loss) before income	52,933	(100,482)	5,510	(258,391)	(300,430)
taxes
Income taxes	—	—	—	—	—
Net income (loss)	$52,933	$(100,482)	$5,510	$(258,391)	$(300,430)

	Community
	Banking	Holding Company (1)	Eliminations	Total
As of March 31, 2016
Cash and due from banks	$4,123,907	$2,220,513	$(2,225,481)	$4,118,939
Interest bearing deposits in other
institutions	1,750,000	—	—	1,750,000
Federal funds sold	7,787,000	—	—	7,787,000
Investment securities	10,587,515	—	—	10,587,515
Loans receivable, net	63,857,131	—	—	63,857,131
Other real estate owned	1,512,667	600,000	—	2,112,667
Property, equipment and software,	2,039,725	112,953	—	2,152,678
net
Other assets	706,902	47,264	—	754,166
Total assets	$92,364,847	$2,980,730	$(2,225,481)	$93,120,096

Deposits	$82,194,471	$—	$(2,225,481)	$79,968,990
Securities sold under agreements to
repurchase	41,229	—	—	41,229
Accrued and other liabilities	234,254	455,809	—	690,063
Shareholders’ equity	9,894,893	2,524,921	—	12,419,814
Total liabilities and shareholders’ equity	$92,364,847	$2,980,730	$(2,225,481)	$93,120,096

(1)	Excludes investment in wholly-owned Bank subsidiary

		Holding Company
		Transaction	Asset	Parent
	Community Banking	Services	Management	Only	Eliminations	Total
For the three months ended
March 31, 2015
Interest income	$931,390	$—	$—	$—	$—	$931,390
Interest expense	75,708	—	—	—	—	75,708

Net interest income (expense)	855,682	—	—	—	—	855,682
Provision for loan losses	—	—	—	—	—	—
Noninterest income	109,561	33,327	—	1,318	—	144,206
Noninterest expense	983,184	276,432	(8,884)	121,155	(23,021)	1,348,866
Income (loss) before income taxes	(17,941)	(243,105)	8,884	(129,420)	23,021	(358,561)
Income taxes	5,080	—	—	—	—	5,080
Net income (loss)	$(23,021)	$(243,105)	$8,884	$(129,420)	$23,021	$(363,641)

	Community
	Banking	Holding Company (1)	Eliminations	Total
As of March 31, 2015
Cash and due from banks	$5,785,561	$20,683	$(15,985)	$5,790,259
Federal funds sold	4,124,000	—	—	4,124,000
Investment securities	15,201,271	—	—	15,201,271
Loans receivable, net	66,980,651	808,189	—	66,980,651
Other real estate owned	1,603,000	754,100	—	2,357,100
Property and equipment, net	2,098,787	237,816	—	2,336,603
Other assets	760,549	423,214	—	1,183,763
Total assets	$96,553,819	$1,435,813	$(15,985)	$97,973,647

Deposits	$85,795,480	$—	$(15,985)	$85,779,495
Securities sold under agreements to
repurchase	42,272	—	—	42,272
Note payable	—	149,774	—	149,774
Accrued and other liabilities	118,627	2,691,613	—	2,810,240
Shareholders’ equity	10,597,440	(1,405,574)	—	9,191,866
Total liabilities and shareholders’ equity	$96,553,819	$1,435,813	$(15,985)	$97,973,647

(1)	Excludes investment in wholly-owned Bank subsidiary

NOTE 9 — NOTE PAYABLE

In September 2014, the Company closed a $600,000 one-year borrowing. The loan was provided by a board member of the Bank and as a result needed to comply with Regulation O. Proceeds of the loan were used primarily to fund the research and development effort in the Transaction Services business segment. The loan was collateralized by a first perfected security interest in certain real estate assets of the Company. The loan was fully drawn at closing, and carried an annual interest rate of 7% per annum for the first six months on any outstanding borrowings and then stepped up to 8% per annum for the remaining six months of the term. On March 18, 2015, one of the parcels of real estate was sold and a payment was made on the loan so that the outstanding balance of the loan was $149,774, which was equal to the balance on June 30, 2015. The outstanding balance of $149,774 plus accrued interest was repaid in its entirety on September 3, 2015.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including information included or incorporated by reference in this document, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “believe,” “continue,” “assume,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in our forward-looking statements include, but are not limited, to the following:

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

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our audited consolidated financial statements as of December 31, 2015, as filed in our 2015 Form 10-K.

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

Research and Development

All costs incurred to establish the technological feasibility of computer software to be sold, leased or otherwise marketed as research and development are expensed as incurred. Once technological feasibility has been established, the subsequent costs of producing, coding and testing the products should be capitalized. The expensing of computer software costs is discontinued when the product is available for general release for customers. The Company has not achieved technological feasibility and has expensed all computer software purchases and development expenses related to research and development of its digital banking, payments and transaction services business. On September 25, 2015 the Company suspended further development of its digital banking and payments and transaction services business.

Overview

The following discussion describes our results of operations for the three month periods ended March 31, 2016 and 2015 and also analyzes our financial condition as of March 31, 2016.

The Consolidated Company

At March 31, 2016, we had total assets of $93.1 million, a decrease of $4.3 million, or 4.5%, from total assets of $97.5 million at December 31, 2015. The largest components of our total assets are net loans, investment securities available for sale, other real estate owned, federal funds sold and cash and due from banks, which were $63.9 million, $10.6 million, $2.1 million, $7.8 million and $4.1 million, respectively, at March 31, 2016. Comparatively, our net loans, investment securities available for sale, other real estate owned, federal funds sold and cash and due from banks totaled $66.4 million, $10.7 million, $1.9 million, $8.4 million and $5.5 million, respectively, at December 31, 2015.

Our liabilities and shareholders’ equity at March 31, 2016, totaled $80.7 million and $12.4 million, respectively, compared to liabilities of $84.8 million and shareholders’ equity of $12.6 million at December 31, 2015. The principal component of our liabilities is deposits, which were $80.0 million and $83.6 million at March 31, 2015 and December 31, 2015, respectively.

Our net loss was $300,430 for the three months ended March 31, 2016, or $0.01 per share, an improvement of $63,211, or 17.4%, compared to a net loss of $363,641, or $0.02 per share, for the three months ended March 31, 2015. This decrease in net loss was primarily driven by decreases in product research and development expenses as a result of the Company’s decision to suspend development of its digital banking, payments and transaction services business on September 25, 2015, as well as due to the recovery of loan losses of $68,000.

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

At March 31, 2016, we had total assets at the Bank of $92.4 million compared to $96.7 million at December 31, 2015. The largest components of total assets at the Bank are net loans, investment securities available for sale, other real estate owned, federal funds sold, and cash and due from banks, which were $63.9 million, $10.6 million, $1.5 million, $7.8 million and $4.1 million, respectively, at March 31, 2016. Comparatively, our net loans, investment securities available for sale, other real estate owned, federal funds sold and cash and due from banks totaled $66.4 million, $10.7 million, $1.3 million, $8.4 million and $5.5 million, respectively, at December 31, 2015. At March 31, 2016, we had total liabilities at the Bank of approximately $82.5 million compared to approximately $86.8 million at December 31, 2015. The largest components of total liabilities at the Bank are deposits, which were $82.2 million and $86.5 million at March 31, 2016 and December 31, 2015, respectively.

The Company

The Company’s cash balances, independent of the Bank, were approximately $2.2 million and its real estate held for sale was $600,000 at March 31, 2016 compared to cash balances of approximately $2.9 million and real estate held for sale of $631,320 at December 31, 2015. The decrease in liquid assets of approximately $720,000 is due primarily to the repayment of accrued liabilities during the quarter as well as approximately $100,000 in expenses incurred related to the transaction services segment, primarily due to data processing and consulting expenses incurred. See “Note 8 – Business Segments” for additional information related to the transaction services segment.

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

Results of Operations

Three months ended March 31, 2016 and 2015

We recorded a net loss of $300,430, or $0.01 per diluted share, for the quarter ended March 31, 2016, compared to a net loss of $363,641, or $0.02 per diluted share, for the quarter ended March 31, 2015. The decrease in net loss of $63,211 was primarily due to a decrease in research and development, the reversal of provision for loan loss, partially offset by an increase in professional fees, and an increase in non-interest income from the collection of SBA loan fees. Each of these components is discussed in greater detail below.

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the three months ended March 31, 2016 and 2015. We derived these yields by dividing annualized income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. The net amount of capitalized loan fees are amortized into interest income on loans.

	For the Three Months Ended March 31,
	2016			2015
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Federal funds sold and other	$15,280,927	$16,641	0.44%	$7,442,233	$9,288	0.51%
Investment securities	10,696,048	68,198	2.56	15,432,993	94,638	2.49
Loans (1)	65,898,821	830,213	5.05	68,362,619	827,464	4.91
Total interest-earning assets	$91,875,796	$915,052	3.99%	$91,237,845	$931,390	4.14%

NOW accounts	$8,685,486	$2,592	0.12%	$7,452,192	$2,246	0.12%
Savings & money market	34,127,626	20,854	0.25	36,293,521	20,818	0.23
Time deposits (excluding brokered
time deposits)	28,500,853	55,168	0.78	28,583,320	51,893	0.74
Total interest-bearing deposits	71,313,965	78,614	0.44	72,329,033	74,957	0.42
Borrowings	60,487	18	0.12	1,657,330	10,335	2.53
Total interest-bearing liabilities	$71,374,452	$78,632	0.44%	$73,986,363	$85,292	0.47%

Net interest spread			3.55%			3.67%
Net interest income/ margin		$836,420	3.65%		$846,098	3.76%

(1)	Nonaccrual loans are included in average balances for yield computations.

For the three months ended March 31, 2016, we recognized $915,052 in interest income and $78,632 in interest expense, resulting in net interest income of $836,420, a decrease of $9,678, or 1.1%, over the same period in 2015. Average earning assets increased to $91.9 million for the three months ended March 31, 2016 from $91.2 million for the three months ended March 31, 2015, an increase of $637,951, or 0.70%. This increase in earning assets was primarily due to an increase of $7.8 million in federal funds sold and cash and due from other banks, partially offset by a $4.7 million decrease in investment securities and a $3.6 million decrease in average loans. Average interest bearing liabilities decreased to $71.4 million for the three months ended March 31, 2016 from $74.0 million for the three months ended March 31, 2015, a decrease of $2.5 million, or 3.4%. Net interest margin, calculated as annualized net interest income divided by average earning assets, decreased from 3.76% for the quarter ended March 31, 2015 to 3.65% for the quarter ended March 31, 2016, primarily due to a derease in yield on earning assets from 4.14% to 3.99% between periods, partially offset by an increase in cost of funds from 0.35% to 0.37% between periods due to the mix of liabilities and the timing of their repricing.

We recognized a reversal of provision for loan losses of $68,000 for the quarter ended March 31, 2016. We did not recognize any provision for loan losses for the quarter ended March 31, 2015. The allowance as a percentage of gross loans increased from 1.45% as of March 31, 2015 to 1.65% as of March 31, 2016. Specific reserves were $338,378 on impaired loans of $2.2 million as of March 31, 2016 compared to specific reserves of 375,000 on impaired loans of $2.4 million as of December 31, 2015 and $34,693 on impaired loans of $1.7 million as of March 31, 2015. As of March 31, 2016 and December 31, 2015, the general reserve allocation was 1.17% of gross loans not impaired.

For the three months ended March 31, 2016, noninterest income was $198,435 compared to $144,206 for the three months ended March 31, 2015, an increase of $54,229, or 37.6%, between comparable periods. Noninterest income for the three months ended March 31, 2016 and 2015 was derived from service charges on deposits, customer service fees, mortgage origination income and small business loan fees.

During the quarter ended March 31, 2016, we incurred noninterest expenses of $1.4 million, compared to noninterest expenses of $1.3 million for the quarter ended March 31, 2015, an increase of $54,419, or 4.0%. This increase in noninterest expenses for the three month period ended March 31, 2016 primarily resulted from increases in professional fees of $112,765, partially offset by decreases in product research and development expense of $95,450. Compensation and benefits increased $13,380, or 2.1% due to the recognition of stock options granted and expense recognized of $5,064 and due to incentive compensation accrued during the quarter.

We recognized $5,080 in income tax expense for the three month period ended March 31, 2015 due to our net operating income in 2014 at the Bank. We did not recognize any income tax benefit or expense for the three month period ended March 31, 2016 due to our net operating loss carryforward position. Accounting literature states that a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized. The determination of whether a deferred tax asset is realizable is based on weighing all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified. We will continue to analyze our deferred tax assets and related valuation allowance on a quarterly basis, taking into account performance compared to forecasted earnings as well as current economic and internal information.

Assets and Liabilities

General

Total assets as of March 31, 2016 and December 31, 2015 were $93.1 million and $97.5 million, respectively, a decrease of $4.3 million. Loans, net of allowance decreased $2.5 million due to loan repayments and transfers to other real estate owned during the quarter. Other real estate owned increased $202,447 due to one loan transfer for $233,767, partially offset by the sale of one piece of real estate during the period for proceeds of $36,000. Investment securities available for sale decreased $100,336 as a result of $168,586 in maturities and paydowns and $39,357 in amortization, partially offset by a $107,607 change in unrealized gains. Cash and cash equivalents decreased $1.3 million and federal funds sold decreased $658,000. At March 31, 2016, our total assets consisted principally of $4.1 million in cash and due from banks, $7.9 million in fed funds sold, $1.75 million in interest-bearing deposits in other institutions, $10.6 million in investment securities, $63.9 million in net loans, $2.2 million in property and equipment and $2.1 million in other real estate owned and repossessed assets. Our management closely monitors and seeks to maintain appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and demand.

Liabilities at March 31, 2016 totaled $80.7 million, representing a decrease of approximately $2.5 million compared to $84.8 million at December 31, 2015, and consisted principally of $80.0 million in deposits and $680,812 in accounts payable and accrued expenses. At March 31, 2016, shareholders’ equity was $12.4 million compared to $12.6 million at December 31, 2015. Shareholders’ equity decreased due to the recognition of net loss of $300,430, and stock option expense of $5,064, as well as an increase of $71,021 in unrealized gains on investment securities available for sale.

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, we invest a substantial percentage of our earning assets in our loan portfolio. At March 31, 2016, our gross loan portfolio consisted primarily of $31.2 million of commercial real estate loans, $17.7 million of commercial business loans, and $16.2 million of consumer and home equity loans. Our current loan portfolio composition is not materially different than the loan portfolio composition disclosed in the footnotes to the consolidated financial statements included in our 2015 Form 10-K. We experienced net repayments of $2.4 million during the three months ended March 31, 2016 as a result of payoffs and repayments exceeding originations, while continuing to carefully consider liquidity needs and credit risk management.

The composition of net loans by major category is as follows:

	March 31,
	2016	% of Total
Real estate:
Commercial	$22,685,203	34.9%
Construction and development	8,536,287	13.1
Single and multifamily residential	14,622,167	22.5
Total real estate loans	45,843,657	70.5
Commercial business	17,693,369	27.1
Consumer	1,545,720	2.4
Deferred origination fees, net	(152,794)	(0.2)
Gross loans, net of deferred fees	64,929,952	100.0%
Less allowance for loan losses	(1,072,821)
Loans, net	$63,857,131

	December 31,
	2015	% of Total
Real estate:
Commercial	$25,559,943	37.8%
Construction and development	7,286,459	10.8
Single and multifamily residential	16,434,722	24.3
Total real estate loans	49,281,124	72.9
Commercial business	17,027,054	25.2
Consumer	1,369,224	2.1
Deferred origination fees, net	(135,647)	(0.2)
Gross loans, net of deferred fees	67,541,755	100.0%
Less allowance for loan losses	(1,139,509)
Loans, net	$66,402,246

The largest component of our loan portfolio at March 31, 2016 was $22.7 million of commercial real-estate loans, which represented 34.9% of the portfolio. The remainder of our loan portfolio consisted primarily of $14.6 million of single and multifamily residential loans, $8.5 million of construction and development loans, and $17.7 million of commercial business loans.

Loan Performance and Asset Quality

The recent downturn in general economic conditions resulted in increased loan delinquencies, defaults and foreclosures within our loan portfolio, although the last 18 months have seen a stabilization in delinquencies, defaults and foreclosures and an increase in recoveries. The declining real estate market had a significant impact on the performance of our loans secured by real estate. In some cases, the downturn resulted in significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure. Although the real estate collateral provides an alternate source of repayment in the event of default by the borrower, collateral values deteriorated during the recent downturn, resulting in credit losses. There is a risk that this trend will continue, which could result in additional loss of earnings, increases in our provision for loan losses and loan charge-offs.

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

Refer to Note 5, Loans, for a table summarizing delinquencies and nonaccruals, by portfolio class, as of March 31, 2016 and December 31, 2015. Total delinquent and nonaccrual loans decreased from $2.1 million at December 31, 2015 to $1.4 million at March 31, 2016, a decrease of $670,660, or 32.6%. Nonaccrual loans decreased during the three months due to the transfer of one loan during March 2016. At March 31 2016, nonaccrual loans represented 2.06% of gross loans compared to 2.46% of gross loans as of December 31, 2015. Loans past due 30-89 days are considered potential problem loans and amounted to $46,109 at March 31, 2016 compared to $389,970 at December 31, 2015.

Another method used to monitor the loan portfolio is credit grading. As part of the loan review process, loans are given individual credit grades, representing the risk we believe is associated with the loan balance. Credit grades are assigned based on factors that impact the collectability of the loan, the strength of the borrower, the type of collateral, and loan performance. Commercial loans are individually graded at origination and credit grades are reviewed on a regular basis in accordance with our loan policy. Consumer loans are assigned a “pass” credit rating unless something within the loan warrants a specific classification grade. Refer to Note 5, Loans, for a table summarizing management’s internal credit risk grades, by portfolio class, as of March 31, 2016 and December 31, 2015.

Loans graded one through four are considered “pass” credits. At March 31, 2016, approximately 94% of the loan portfolio had a credit grade of “pass” compared to 93% at December 31, 2015. For loans to qualify for this grade, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment. Consumer loans are assigned a “pass” credit rating unless something within the loan warrants a specific classification grade.

Loans with a credit grade of five are not considered classified; however they are categorized as a special mention or watch list credit, and are considered potential problem loans. This classification is utilized by us when we have an initial concern about the financial health of a borrower. These loans are designated as such in order to be monitored more closely than other credits in our portfolio. We then gather current financial information about the borrower and evaluate our current risk in the credit. We will then either reclassify the loan as “substandard” or back to its original risk rating after a review of the information. There are times when we may leave the loan on the watch list, if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we determine to review the loan on a more regular basis. Loans on the watch list are not considered problem loans until they are determined by management to be classified as substandard. As of March 31, 2016 and December 31, 2015, we had loans totaling $1.6 million on the watch list. Watch list loans remained relatively constant as no new loans were downgraded during the quarter.

Loans graded six or greater are considered classified credits. At March 31, 2016 and December 31, 2015, classified loans totaled $2.4 million and $2.9 million, respectively. The decrease in this category of $458,021, or 15.9%, during the three months ended March 31, 2016 is primarily due to one loan moving to other real estate owned for $233,767 as well as $226,515 in loan paydowns. Classified credits are evaluated for impairment on a quarterly basis.

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

At March 31, 2016, impaired loans totaled $2.2 million, all of which were valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral. Market values were obtained using independent appraisals, updated in accordance with our reappraisal policy, or other market data such as recent offers to the borrower. As of March 31, 2016, we had one loan totaling $239,938 that was classified in accordance with our loan rating policies but was not considered impaired. Refer to Note 5, Loans, for a table summarizing information relative to impaired loans, by portfolio class, at March 31, 2016 and December 31, 2015.

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

At March 31, 2016 the principal balance of TDRs was approximately $138,000. At December 31, 2015, the principal balance of TDRs was zero as the one loan constituting our sole TDR had been transferred to other real estate owned. As of March 31, 2016, the carrying balance consisted of one performing loan. The loan defaulted in 2015, but was made current in 2016. There were no changes to the loan terms as the loan is scheduled to be repaid in full in April 2016.

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. At March 31, 2016, the allowance for loan losses was $1.1 million, or 1.65% of gross loans, compared to $1.1 million at December 31, 2015, or 1.68% of gross loans. The allowance for loan loss decreased slightly due to the reversal of provision of $68,000 that was recognized during the quarter, as well as due to a small recovery on loan loss of $1,312.

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

Our allowance for loan losses consists of both specific and general reserve components. The specific reserve component relates to loans that are impaired loans as defined in FASB ASC Topic 310, “Receivables”. Loans determined to be impaired are excluded from the general reserve calculation described below and evaluated individually for impairment. Impaired loans totaled $2.2 million at March 31, 2016, with an associated specific reserve of $338,378. See Note 5, Loans, as well as the above discussion under “Loan Performance and Credit Quality” for additional information related to impaired loans.

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

Refer to Note 5, Loans, for a table summarizing activity related to our allowance for loan losses for the quarter ended March 31, 2016 and 2015, by portfolio segment. As of March 31, 2016, the allowance for loan losses was $1,072,821, or 1.65% of gross loans, compared to $1.1 million, or 1.68% of gross loans, as of December 31, 2015 and $989,509, or 1.45% of gross loans, as of March 31, 2015. We recognized a reversal of provision for loan losses of $68,000 for the three months ended March 31, 2016. We did not recognize any provision for loan losses for the three months ended March 31, 2015. Net charge-offs for the three months ended March 31, 2015 were $43,267. A net recovery of $1,312 was recognized for the three months ended March 31, 2016. The charge-offs during the three months ended March 31, 2015 related to the write-down of collateral to fair value, against specific reserves, at the time of repossession. Partial charge-offs were based on recent appraisals and evaluations on commercial real estate loans in the process of foreclosure. Loans with partial charge-offs are typically considered impaired loans and remain on nonaccrual status.

Other Real Estate Owned and Repossessed Assets

As of March 31, 2016 and December 31, 2015, we had $2.1 million and $1.9 million in other real estate owned, respectively. During the three months ended March 31, 2016, we completed the sale of one parcel of real estate. The sale of that parcel of real estate resulted in a gain of approximately $4,680 and is included in the loss below. The following table summarizes changes in other real estate owned and repossessed assets for the three months ended March 31, 2016 and 2015:

	2016	2015
Balance at beginning of period	$1,910,220	$2,557,457
Repossessed property acquired in settlement of loans	233,767	300,000
Proceeds from sales of repossessed property	(36,000)	(517,534)
Gain (loss) on sale and write-downs of repossessed property, net	4,680	17,177
Balance at end of period	$2,112,667	$2,357,100

As of March 31, 2016, other real estate owned consisted of commercial land valued at $1.1 million and commercial office space valued at $1.0 million. During 2015, other real estate owned for the Company decreased due to the sale of real estate owned that were purchased from the Bank for proceeds of approximately $455,000, which resulted in a gain of approximately $17,000 to the Company. Real estate owned also decreased due to the sale of two pieces of real estate held by the Bank for proceeds of approximately $143,000, which resulted in a loss of approximately $5,200. In addition, the Company recognized writedowns on real estate owned of approximately $377,000 during 2015. The remaining pieces of real estate owned that were purchased from the Bank are being actively marketed for sale. One piece of real estate was moved to other real estate owned in March for $300,000, and subsequently written down by $30,000. On January 28, 2016, proceeds of $36,000 were received from the sale of one piece of real estate held by the Company. A loss of $4,680 was recognized as a result of this transaction. In March 2016, one piece of real estate was moved to other real estate owned for $233,767. These assets are being actively marketed with the primary objective of liquidating the collateral at a level which most accurately approximates fair value and allows recovery of as much of the unpaid principal loan balance as possible upon the sale of the asset within a reasonable period of time. Based on currently available valuation information, the carrying value of these assets is believed to be representative of their fair value less estimated costs to sell, although there can be no assurance that the ultimate proceeds from the sale of these assets will be equal to or greater than their carrying values, particularly in the current real estate environment.

Deposits

Our primary source of funds for loans and investments is our deposits. At March 31, 2016 we had $80.0 million in deposits, representing a decrease of $3.6 million compared to December 31, 2015. Deposits at March 31, 2016 consisted primarily of $11.1 million in demand deposit accounts, $40.6 million in money market accounts and $28.3 million in time deposits. As brokered deposits and advances have matured, we have not replaced these funds with wholesale funding as we have sought to reduce our reliance on brokered time deposits and other noncore funding sources. Our loan-to-deposit ratio was 79.8% and 79.4% at March 31, 2016 and December 31, 2015, respectively.

Borrowings

We use borrowings to fund growth of earning assets in excess of deposit growth. At March 31, 2016 and December 31, 2015, there were $41,229 and $113,080, respectively, in borrowings representing customer repurchase agreements.

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

The Consolidated Company

The Company’s level of liquditiy is measured by the cash, cash equivalents, and investment securities available for sale to total assets ratio and was 26.0% at March 31, 2016 compared to 26.7% as of December 31, 2015. The slight decrease in liquidity is due primarily to the decrease in cash and due from bank and federal funds sold.

The Bank

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity at the Bank. We currently have $11.9 million in cash and fed funds sold. If our cash needs at the Bank exceed that, we plan to liquidate temporary investments and generate deposits within our market. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. Our investment securities available for sale at March 31, 2016 amounted to $10.6 million, or 11.5% of total assets. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. At March 31, 2016, $2.6 million of our investment portfolio was pledged against outstanding debt. Therefore, the related debt would need to be repaid prior to the securities being sold and converted to cash.

The Bank is a member of the FHLB, from which applications for borrowings can be made for leverage purposes. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. At March 31, 2016, we had collateral that would support approximately $36.8 million in additional borrowings. We are subject to the FHLB’s credit risk rating policy which assigns member institutions a rating which is reviewed quarterly. The rating system utilizes key factors such as loan quality, capital, liquidity, profitability, etc. Our ability to access our available borrowing capacity from the FHLB in the future is subject to our rating and any subsequent changes based on our financial performance as compared to factors considered by the FHLB in their assignment of our credit risk rating each quarter.

The Bank also pledges collateral to the Federal Reserve Bank’s Borrower-in-Custody of Collateral program, and our available credit under this program was $16.9 million as of March 31, 2016.

The Bank has a $2.0 million federal funds purchased line of credit through a correspondent bank that is unsecured, but has not been utilized.

We believe our liquidity sources are adequate to meet our operating needs at the Bank. However, we continue to carefully focus on liquidity management during 2016. Comprehensive weekly and monthly liquidity analyses serve management as vital decision-making tools by providing summaries of anticipated changes in loans, investments, core deposits, and wholesale funds. These internal funding reports provide management with the details critical to anticipate immediate and long-term cash requirements, such as expected deposit runoff, loan pay downs and amount and cost of available borrowing sources, including secured overnight federal funds lines with our various correspondent banks.

The Company

The Company’s cash balances, independent of the Bank, were approximately $2.2 million and its real estate held for sale was $600,000 at March 31, 2016 compared to cash balances of approximately $2.9 million and real estate held for sale of $631,320 at December 31, 2015. The decrease in liquid assets of approximately $720,000 is due primarily to the repayment of accrued liabilities during the quarter as well as approximately $100,000 in expenses incurred related to the transaction services segment. See “Note 8 – Business Segments” for additional information related to the transaction services segment. The foregoing discussion is a summary only and should be read in conjunction with the 2015 Form 10-K as filed with the SEC and Management’s Discussion and Analysis in this Form 10-Q.

Impact of Off-Balance Sheet Instruments

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2016, we had issued commitments to extend credit of $7.6 million through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Capital Resources

Total shareholders' equity decreased from $12.6 million for December 31, 2015 to $12.4 million for March 31, 2016 due to a net loss of $300,430 and compensation expense related to stock options of $5,064 granted, partially offset by a $71,021 change in unrealized gain on investment securities available for sale. The foregoing discussion is a summary only and should be read in conjunction with the 2015 Form 10-K as filed with the SEC and Management’s Discussion and Analysis in this Form 10-Q.

Our Bank and Company are subject to various regulatory capital requirements administered by the federal banking agencies. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

The Basel III capital rules, which were released in July 2013, implement new capital standards and apply to all national and state banks and savings associations regardless of size and bank holding companies and savings and loan holding companies with $500 million or more in total consolidated assets. The requirements of the rules began to phase in on January 1, 2015 for the Bank, and the requirements of the rules will be fully phased in by January 1, 2019. Under the rules, the following minimum capital requirements apply to the Bank:

●	a new common equity Tier 1 risk-based capital ratio of 4.5%,
●	a Tier 1 risk-based capital ratio of 6% (increased from the former 4% requirement),
●	a total risk-based capital ratio of 8% (unchanged from the former requirement), and
●	a leverage ratio of 4% (also unchanged from the former requirement).

Because the Company’s total assets were less than $500 million at December 31, 2015, the Company is not subject to the new capital requirements established by the Basel III capital rules. In addition, pursuant to the Federal Reserve’s Small Bank Holding Company Policy, which was amended in 2014, the Federal Reserve exempts certain bank holding and savings and loan holding companies from the capital requirements discussed above. The exemption applies only to bank holding companies with less than $1 billion (formerly $500 million) in consolidated assets that: (i) are not engaged in significant nonbanking activities either directly or through a nonbank subsidiary; (ii) do not conduct significant off-balance sheet activities (including securitization and asset management or administration) either directly or through a nonbank subsidiary; and (iii) do not have a material amount of debt or equity securities outstanding (other than trust preferred securities) that are registered with the SEC. The Company qualifies for this exemption and, thus, is required to meet applicable capital standards on a bank-only basis. However, bank holding companies with assets of less than $1 billion are subject to various restrictions on debt including requirements that debt be retired within 25 years of being incurred, that the debt to equity ratio is .30 to 1 within 12 years of the incurrence of debt and that dividends generally cannot be paid if the debt to equity ratio exceeds 1 to 1.

Under the rule, Tier 1 capital is redefined to include two components: Common Equity Tier 1 capital and additional Tier 1 capital. The new and highest form of capital, Common Equity Tier 1 capital, consists solely of common stock (plus related surplus), retained earnings, accumulated other comprehensive income, and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 capital includes other perpetual instruments historically included in Tier 1 capital, such as noncumulative perpetual preferred stock. Tier 2 capital consists of instruments that currently qualify in Tier 2 capital plus instruments that the rule has disqualified from Tier 1 capital treatment. Cumulative perpetual preferred stock, formerly includable in Tier 1 capital, is now included only in Tier 2 capital. Accumulated other comprehensive income (AOCI) is presumptively included in Common Equity Tier 1 capital and often would operate to reduce this category of capital. The rule provided a one-time opportunity at the end of the first quarter of 2015 for covered banking organizations to opt out of much of this treatment of AOCI. We made this opt-out election and, as a result, will retain the pre-existing treatment for AOCI.

In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three measurements (Common Equity Tier 1, Tier 1 capital and total capital). The capital conservation buffer will be phased in incrementally over time, becoming fully effective on January 1, 2019, and will consist of an additional amount of common equity equal to 2.5% of risk-weighted assets. As of January 1, 2016, the Bank is required to hold a capital conservation buffer of 0.625%, increasing by that amount each successive year until 2019.

Under the regulations adopted by the federal regulatory authorities, the Bank will be categorized as:

●	Well capitalized if the institution (i) has total risk-based capital ratio of 10% or greater, (ii) has a Tier 1 risk-based capital ratio of 8% or greater, (iii) has a common equity Tier 1 risk-based capital ratio of 6.5% or greater, (iv) has a leverage capital ratio of 5% or greater, and (v) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

●	Adequately capitalized if the institution (i) has a total risk-based capital ratio of 8% or greater, (ii) has a Tier 1 risk-based capital ratio of 6% or greater, (iii) has a common equity Tier 1 risk-based capital ratio of 4.5% or greater, and (iv) has a leverage capital ratio of 4% or greater.

●	Undercapitalized if the institution (i) has a total risk-based capital ratio of less than 8%, (ii) has a Tier 1 risk-based capital ratio of less than 6%, (iii) has a common equity Tier 1 risk-based capital ratio of less than 4.5% or greater, or (iv) has a leverage capital ratio of less than 4%.

●	Significantly undercapitalized if the institution (i) has a total risk-based capital ratio of less than 6%, (ii) has a Tier 1 risk-based capital ratio of less than 4%, (iii) has a common equity Tier 1 risk-based capital ratio of less than 3% or greater, or (iv) has a leverage capital ratio of less than 3%.

●	Critically undercapitalized if the institution has a ratio of tangible equity to total assets that is equal to or less than 2%.

In addition, the Bank may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. The Bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the Bank’s overall financial condition or prospects for other purposes.

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at March 31, 2016 and December 31, 2015. It is management’s belief that, as of March 31, 2016, the Bank met all capital adequacy requirements under Basel III on a fully phased-in basis if such requirements were currently in effect.

	(Dollars in thousands)

					To be well capitalized
					under prompt
			For capital		corrective
			adequacy purposes		action provisions
	Actual		Minimum		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2016
Total Capital (to risk
weighted assets)	$10,653,000	14.2%	$6,021,000	8.0%	$7,527,000	10.0%
Tier 1 Capital (to risk
weighted assets)	9,710,000	12.9	3,011,000	4.0	4,516,000	6.0
Tier 1 Capital (to
average assets)	9,710,000	10.3	3,781,000	4.0	4,727,000	5.0
Common Equity Tier
1 Capital (to risk
weighted assets)	9,710,000	12.9	3,387,000	4.5	3,387,000	4.5

As of December 31, 2015
Total Capital (to risk
weighted assets)	$10,598,000	14.1%	$6,029,000	8.0%	$7,536,000	10.0%
Tier 1 Capital (to risk
weighted assets)	9,653,000	12.8	3,014,000	4.0	4,521,000	6.0
Tier 1 Capital (to
average assets)	9,653,000	10.0	3,875,000	4.0	4,844,000	5.0
Common Equity Tier
1 Capital (to risk
weighted assets)	9,653,000	12.8	3,391,000	4.5	3,391,000	4.5

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, including our interim Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our interim Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

We are a party to claims and lawsuits arising in the ordinary course of business. Management is not aware of any material pending legal proceedings against the Company which, if determined adversely, would have a material adverse impact on the Company’s financial position, results of operations or cash flows.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. of Part I in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Date: May 6, 2016	By:	/s/Lawrence R. Miller
Lawrence R. Miller
Interim Chief Executive Officer
(Principal Executive Officer)

	By:	/s/Martha L. Long
Martha L. Long
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.
31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.
32	Section 1350 Certification.

101 The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2016 and 2015, (iii) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2016 and 2015, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (v) Notes to Consolidated Financial Statements.