Form 10-Q
period 2016-06-30
Independence Bancshares, Inc.
filed 2016-08-10
CIK 1311828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2016

OR

_	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,502,760 shares of common stock, par value $.01 per share, were issued and outstanding as of August 10, 2016.

Independence Bancshares, Inc.

Part I - Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
	(unaudited)	(audited)
Assets
Cash and due from banks	$1,583,673	$5,453,795
Federal funds sold	7,162,000	8,446,000
Cash and cash equivalents	8,745,673	13,899,795
Interest-bearing deposits in other institutions	1,750,000	1,500,000
Investment securities available for sale	10,472,437	10,687,851
Non-marketable equity securities	380,050	392,500
Loans, net of allowance for loan losses of $853,137 and $1,139,509,
respectively	63,126,243	66,402,246
Accrued interest receivable	242,753	232,215
Property, equipment, and software, net	2,111,493	2,198,796
Other real estate owned and repossessed assets	2,952,667	1,910,220
Bank owned life insurance	2,500,000	-
Other assets	227,506	243,683
Total assets	$92,508,822	$97,467,306

Liabilities
Deposits:
Noninterest bearing	$10,899,905	$13,010,209
Interest bearing	69,114,772	70,557,116
Total deposits	80,014,677	83,567,325

Securities sold under agreements to repurchase	49,357	113,080
Accrued interest payable	9,198	7,909
Accounts payable and accrued expenses	723,099	1,134,833
Total liabilities	80,796,331	84,823,147

Commitments and contingencies

Shareholders’ equity
Preferred stock, par value $.01 per share; 10,000,000 shares
authorized; 8,425 Series A shares issued and outstanding	84	84
Common stock, par value $.01 per share; 300,000,000 shares
authorized; 20,502,760 shares issued and outstanding	205,028	205,028
Additional paid-in capital	43,053,601	43,043,473
Accumulated other comprehensive income	257,644	113,846
Accumulated deficit	(31,803,866)	(30,718,272)
Total shareholders’ equity	11,712,491	12,644,159
Total liabilities and shareholders’ equity	$92,508,822	$97,467,306

The accompanying notes are an integral part of these consolidated financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Interest income
Loans	$845,207	$830,994	$1,675,420	$1,658,458
Investment securities	65,886	84,908	134,084	179,546
Federal funds sold and other	16,224	12,744	32,865	22,032
Total interest income	927,317	928,646	1,842,369	1,860,036

Interest expense
Deposits	80,289	79,930	158,903	154,886
Borrowings	60	3,052	78	13,387
Total interest expense	80,349	82,982	158,981	168,273

Net interest income	846,968	845,664	1,683,388	1,691,763
Provision for loan losses	-	-	(68,000)	-

Net interest income after provision
for loan losses	846,968	845,664	1,751,388	1,691,763

Non-interest income
Service fees on deposit accounts	21,512	19,845	46,715	40,896
Residential loan origination fees	55,771	76,478	99,926	109,352
SBA loan fees	-	-	119,306	-
Gain on sale of investment securities	-	-	-	41,148
Other income	9,091	12,846	18,862	61,979
Total non-interest income	86,374	109,169	284,809	253,375

Non-interest expenses
Compensation and benefits	646,856	738,580	1,306,963	1,385,307
Real estate owned activity	355,216	250,838	364,312	258,953
Occupancy and equipment	163,939	155,933	318,813	315,786
Insurance	57,203	52,507	115,177	106,941
Data processing and related costs	77,902	83,159	165,774	164,972
Professional fees	245,465	216,040	473,153	330,963
Product research and development expense	76,708	733,238	177,190	929,170
Other	95,217	81,805	200,409	168,874
Total non-interest expenses	1,718,506	2,312,100	3,121,791	3,660,966
Loss before income tax expense	(785,164)	(1,357,267)	(1,085,594)	(1,715,828)

Income tax expense	-	-	-	5,080
Net loss	$(785,164)	$(1,357,267)	$(1,085,594)	$(1,720,908)

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on investment securities available for
sale, net of tax	72,777	(205,561)	143,798	(182,599)
Reclassification adjustment included in net loss,
net of tax	-	-	-	41,148
Other comprehensive income (loss)	72,777	(205,561)	143,798	(141,451)

Total comprehensive loss	$(712,387)	$(1,562,828)	$(941,796)	$(1,862,359)
Net loss per common share – basic and diluted	$(.04)	$(.07)	$(.05)	$(.08)
Weighted average common shares outstanding – basic and
diluted	20,502,760	20,502,760	20,502,760	20,502,760

The accompanying notes are an integral part of these consolidated financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Changes in Shareholders’ Equity
(unaudited)

						Accumulated other
	Preferred stock		Common stock		Additional	comprehensive	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	income (loss)	deficit	Total
December 31, 2014	-	$-	20,502,760	$205,028	$35,124,151	$1,154	$(25,919,753)	$9,410,580
Compensation expense
related to stock
options granted	-	-	-	-	303,829	-	-	303,829
Issuance of preferred
stock –net of
expenses	8,425	84	-	-	7,615,493	-	-	7,615,577
Net loss	-	-	-	-	-	-	(4,798,519)	(4,798,519)

Other comprehensive
income	-	-	-	-	-	112,692	-	112,692

December 31, 2015	8,425	$84	20,502,760	$205,028	$43,043,473	$113,846	$(30,718,272)	$12,644,159

Compensation expense
related to stock
options granted	-	-	-	-	10,128	-	-	10,128
Net loss	-	-	-	-	-	-	(1,085,594)	(1,085,594)
Other comprehensive
income	-	-	-	-	-	143,798	-	143,798

June 30, 2016	8,425	$84	20,502,760	$205,028	$43,053,601	$257,644	$(31,803,866)	$11,712,491

The accompanying notes are an integral part of these consolidated financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
	2016	2015
Operating activities
Net loss	$(1,085,594)	$(1,720,908)
Adjustments to reconcile net loss to cash used in operating activities
Reversal of provision for loan losses	(68,000)	-
Depreciation	105,857	107,509
Amortization of investment securities discounts/premiums, net	79,069	106,107
Stock option expense related to stock based compensation	10,128	191,695
Net changes in fair value and (gains) losses on other real estate owned and
repossessed assets	178,842	212,162
Gain on sale of investment securities	-	(41,148)
(Increase) decrease in other assets, net	5,639	(345,097)
Decrease in other liabilities, net	(484,522)	(1,405,876)
Net cash used in operating activities	(1,258,581)	(2,895,556)

Investing activities
Net decrease in loans	2,086,714	2,683,581
Repayments of investment securities available for sale	354,220	587,441
Maturities and sales of investment securities available for sale	-	533,287
Purchases of interest bearing deposits in other institutions	(250,000)	-
Purchases of investment securities available for sale	-	(300,000)
Redemption of non-marketable equity securities, net	12,450	204,050
Purchase of property, equipment and software	(18,554)	(10,356)
Proceeds from sale of other real estate owned and repossessed assets	36,000	582,295
Purchase of bank owned life insurance	(2,500,000)	-
Net cash (used in) provided by investing activities	(279,170)	4,280,298

Financing activities
(Decrease) increase in deposits, net	(3,552,648)	4,751,575
Repayments on borrowings	-	(5,000,000)
Repayments on note payable	-	(450,226)
Issuance of preferred stock	-	7,615,577
Decrease in securities sold under agreements to repurchase	(63,723)	(120,171)
Net cash (used in) provided by financing activities	(3,616,371)	6,796,755

Net (decrease) increase in cash and cash equivalents	(5,154,122)	8,181,497

Cash and cash equivalents at beginning of the period	13,899,795	10,904,080

Cash and cash equivalents at end of the period	$8,745,673	$19,085,577

Supplemental information:
Cash paid for
Interest	$157,692	$167,347
Income taxes	$-	$5,080
Schedule of non-cash transactions
Unrealized gain (loss) on securities available for sale, net of tax	$143,798	$(182,599)
Loans transferred to other real estate owned and repossessed assets	$1,257,289	$300,000

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

On May 31, 2005, the Company sold 2,085,010 shares of its common stock in its initial public offering. All shares were sold at $10.00 per share. The offering raised approximately $20.5 million, net of offering costs. On December 31, 2012, the Company sold 17,648,750 shares of its common stock at $0.80 per share to certain accredited investors in a Private Placement (the “Private Placement”) for gross proceeds of $14.1 million. On August 1, 2013, the Company sold 769,000 shares of its common stock at a price of $0.80 per share to certain existing shareholders in a follow-on offering for gross proceeds of approximately $615,200 (the “Follow-on Offering”). On May 14, 2015, the Company issued 8,425 shares of Series A convertible preferred stock (the “Series A Shares”) to certain institutional investors and members of the Company’s management team at a price of $1,000 per share for gross proceeds of approximately $8,425,000 (the “Series A Private Placement”). Each Series A share is convertible, at the holder’s option, into 1,250 shares of common stock and each Series A Share ranks senior to our common stock with respect to dividends, distributions and liquidation preferences. The Series A shares have a liquidation preference of $1,000 per share. Also on May 14, 2015, the Company entered into a license agreement with MPIB Holdings, LLC (“MPIB”) pursuant to which it received a non-exclusive, non-transferable, non-licensable, worldwide license to use certain intellectual property of MPIB related to mobile payments and digital transactions. On January 4, 2016, the parties amended and restated the license agreement (the “Amended and Restated License Agreement”) pursuant to which MPIB agreed to make the license perpetual, subject to termination rights of the parties set forth in the Amended and Restated License Agreement, in exchange for the Company’s payment of a license fee of $275,000. On September 25, 2015, the Company suspended development of its digital banking, payments and transaction services business, and in conjunction with the suspension, the Company terminated the employment of the employees who were primarily engaged in developing the digital banking, payments and transaction services business, including the Company’s former Chief Executive Officer, effective as of September 25, 2015. No Bank employees were terminated, and there have been no material changes to the Bank’s operations. On October 4, 2015, the board of directors appointed Lawrence R. Miller, the president and chief executive officer of the Bank, as the Company’s interim Chief Executive Officer. The Company’s board of directors is currently exploring strategic alternatives for the Company and the digital banking, payments and transaction services business. The Company may not have sufficient working capital to pursue certain strategic alternatives and therefore may need to raise additional capital.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company and the Bank. In consolidation, all significant intercompany transactions have been eliminated. The accounting and reporting policies conform to accounting principles generally accepted in the United States and to general practices in the banking industry. The foregoing discussion is a summary only and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 10-K”) as filed with the Securities and Exchange Commission (the “SEC”) and Management’s Discussion and Analysis in this Quarterly Report on Form 10-Q. Operating results for the three and six month periods ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

NOTE 2 – LIQUIDITY AND CAPITAL CONSIDERATIONS

The Company

The Company’s cash balances, independent of the Bank, were approximately $1.8 million and its real estate held for sale was $600,000 at June 30, 2016 compared to cash balances of approximately $2.9 million and real estate held for sale of $631,320 at December 31, 2015. The decrease in liquid assets of approximately $1.2 million is due primarily to the repayment of accrued liabilities during the quarter, approximately $180,000 in expenses incurred related to the transaction services segment, approximately $117,000 in other real estate owned expenses incurred related to the asset management segment, and approximately $510,000 in professional fees and data processing expenses incurred at the Company. See “Note 8 – Business Segments” for additional information related to the Company’s business segments. The foregoing discussion is a summary only and should be read in conjunction with the 2015 Form 10-K as filed with the SEC and Management’s Discussion and Analysis in this Quarterly Report on Form 10-Q. The Company’s board of directors is currently exploring strategic alternatives for the Company and the digital banking, payments and transaction services business. The Company may not have sufficient working capital to pursue certain strategic alternatives and therefore may need to raise additional capital.

The Bank

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity at the Bank. We currently have $8.9 million in cash and federal funds sold. If our cash needs at the Bank exceed that, we plan to liquidate temporary investments and generate deposits within our market. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. Our investment securities available for sale at June 30, 2016 amounted to $10.5 million, or 11.4% of total assets. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. At June 30, 2016, $2.5 million of our investment portfolio was pledged against outstanding debt. Therefore, the related debt would need to be repaid prior to the securities being sold and converted to cash.

The Bank is a member of the Federal Home Loan Bank of Atlanta (“FHLB”), from which applications for borrowings can be made for leverage purposes. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. At June 30, 2016, we had collateral that would support approximately $34.1 million in additional borrowings. We are subject to the FHLB’s credit risk rating policy which assigns member institutions a rating which is reviewed quarterly. The rating system utilizes key factors such as loan quality, capital, liquidity, profitability, etc. Our ability to access our available borrowing capacity from the FHLB in the future is subject to our rating and any subsequent changes based on our financial performance as compared to factors considered by the FHLB in their assignment of our credit risk rating each quarter.

The Bank also pledges collateral to the Federal Reserve Bank’s Borrower-in-Custody of Collateral program, and our available credit under this program was $12.1 million as of June 30, 2016.

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

The Consolidated Company

The Company’s level of liquidity is measured by the cash, cash equivalents, and investment securities available for sale to total assets ratio which was 22.7% at June 30, 2016 compared to 26.8% as of December 31, 2015. The decrease in liquidity is due primarily to the decrease in cash and due from bank and federal funds sold.

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

At June 30, 2016 and December 31, 2015, the Company had restricted cash totaling $2,000 with the FHLB. The Company places its deposits and correspondent accounts with and sells its federal funds to high quality institutions. Management believes credit risk associated with correspondent accounts is not significant.

Net Loss per Common Share - Basic loss per common share represents net loss divided by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants and are determined using the treasury stock method. For the three and six month periods ended June 30, 2016 and June 30, 2015, as a result of the Company’s net loss, all of the potential common shares were considered anti-dilutive.

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

We did not recognize any income tax benefit or expense for the three and six month periods ended June 30, 2016 due to our net operating loss carryforward position. For the six month period ended June 30, 2015, we recognized $5,080 in state income tax expense related to our net operating income in 2014 at the Bank. We did not recognize any income tax benefit or expense for the three month period ended June 30, 2015 due to our net loss in 2015 at the Bank. Accounting literature states that a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized. The determination of whether a deferred tax asset is realizable is based on weighting all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified. We will continue to analyze our deferred tax assets and related valuation allowance on a quarterly basis, taking into account performance compared to forecasted earnings as well as current economic and internal information.

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

In January 2015, the FASB issued guidance to eliminate from the U.S. GAAP the concept of an extraordinary item, which is an event or transaction that is both (1) unusual in nature and (2) infrequently occurring. Under the new guidance, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; or (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company will apply the guidance prospectively to all periods presented in the financial statements. The company does not expect these amendments to have a material effect on its financial statements.

In February 2015, the FASB issued guidance which amends the consolidation requirements and significantly changes the consolidation analysis required under the U.S. GAAP. Although the amendments are expected to result in the deconsolidation of many entities, the Company will need to reevaluate all its previous consolidation conclusions. The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted (included during an interim period), provided that the guidance is applied as of the beginning of the annual period containing the adoption date. The Company does not expect these amendments to have a material effect on its financial statements.

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

In June 2016, the FASB issued guidance to change the accounting for credit losses and modify the impairment model for certain debt securities. The amendments will be effective for the Company for reporting periods beginning after December 15, 2019. The Company is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations, and cash flows.

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

	June 30, 2016
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Government-sponsored mortgage-backed	$3,901,892	$83,918	$(18,507)	$3,967,303
Municipals, tax-exempt	4,876,446	261,852	(1,769)	5,136,529
Municipals, taxable	1,303,730	64,875	-	1,368,605
Total investment securities	$10,082,068	$410,645	$(20,276)	$10,472,437

	December 31, 2015
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Government-sponsored mortgage-backed	$4,290,680	$66,350	$(44,581)	$4,312,449
Municipals, tax-exempt	4,916,379	140,335	(17,267)	5,039,447
Municipals, taxable	1,308,298	27,657	-	1,335,955
Total investment securities	$10,515,357	$234,342	$(61,848)	$10,687,851

The following table presents information regarding securities with unrealized losses at June 30, 2016:

	Securities in an Unrealized		Securities in an Unrealized
	Loss Position for Less than		Loss Position for More than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Government-sponsored mortgage-backed	$-	$-	$738,480	$18,507	$738,480	$18,507
Municipals, tax-exempt	-	-	324,441	1,769	324,441	1,769
Total temporarily impaired securities	$-	$-	$1,062,921	$20,276	$1,062,921	$20,276

The following table presents information regarding securities with unrealized losses at December 31, 2015:

	Securities in an Unrealized		Securities in an Unrealized
	Loss Position for Less than		Loss Position for More than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Government-sponsored mortgage-backed	$627,542	$5,569	$764,462	$39,012	$1,392,004	$44,581
Municipals, tax-exempt	323,796	6,249	1,074,440	11,018	1,398,236	17,267
Total temporarily impaired securities	$951,338	$11,818	$1,838,902	$50,030	$2,790,240	$61,848

At June 30, 2016, investment securities with a fair value of approximately $1.1 million and unrealized losses of $20,276 had been in a continuous loss position for more than twelve months. All remaining investment securities were in an unrealized gain position. The Company believes, based on industry analyst reports and credit ratings that the deterioration in the fair value of these investment securities available for sale is attributed to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. The Company has the ability and intent to hold these securities until such time as the values recover or the securities mature. At December 31, 2015, investment securities with a fair value of $951,338 and unrealized losses of $11,818 had been in a continuous loss for less than twelve months. At December 31, 2015, investment securities with a fair value of approximately $1.8 million and unrealized losses of $50,030 had been in a continuous loss position for more than twelve months. All remaining investment securities were in an unrealized gain position.

The amortized costs and fair values of investment securities available for sale at June 30, 2016, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers have the right to prepay the obligations.

	June 30, 2016
	Amortized	Fair
	Cost	Value
Due within one year	$—	$—
Due after one through three years	—	—
Due after three through five years	—	—
Due after five through ten years	1,303,730	1,368,605
Due after ten years	8,778,338	9,103,832
Total investment securities	$10,082,068	$10,472,437

NOTE 5 – LOANS

At June 30, 2016, our gross loan portfolio consisted primarily of $30.5 million of commercial real estate loans, $18.3 million of commercial business loans, and $15.3 million of consumer and home equity loans. Our current loan portfolio composition is not materially different than the loan portfolio composition disclosed in the footnotes to the consolidated financial statements included in our 2015 10-K.

During the quarter ended June 30, 2016, three nonaccrual loans at the Bank were transferred to other real estate owned for $1,257,289. Specific reserves for each of these loans were included in the December 31, 2015 allowance accounts. During the period ended June 30, 2015, one nonaccrual loan at the Bank for $343,266 was transferred to other real estate owned for $300,000, net of a specific reserve, which includes $34,327 in selling costs, of $43,266.

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

The following table summarizes delinquencies and nonaccruals, by portfolio class, as of June 30, 2016 and December 31, 2015.

	Single and
	multifamily	Construction	Commercial
	residential	and	real estate -	Commercial
	real estate	development	other	business	Consumer	Total
June 30, 2016
30-59 days past due	$-	$-	$-	$-	$-	$-
60-89 days past due	-	-	-	-	-	-
Nonaccrual	141,045	-	193,188	-	-	334,233
Total past due and nonaccrual	141,045	-	193,188	-	-	334,233
Current	13,394,244	9,203,748	21,101,586	18,314,397	1,810,698	63,824,673
Total loans (gross of	$13,535,289	$9,203,748	$21,294,774	$18,314,397	$1,810,698	$64,158,906
deferred fees)
Deferred fees						(179,526)
Loan loss reserve						(853,137)
Total Loans, net						$63,126,243

	Single and
	multifamily	Construction	Commercial
	residential	and	real estate -	Commercial
	real estate	development	other	business	Consumer	Total
December 31, 2015
30-59 days past due	$75,890	$-	$-	$-	$-	$75,890
60-89 days past due	63,702	250,378	-	-	-	314,080
Nonaccrual	168,879	40,500	1,390,013	65,798	-	1,655,190
Total past due and nonaccrual	308,471	290,878	1,390,013	65,798	-	2,055,160
Current	16,126,251	6,995,581	24,169,930	16,961,256	1,369,224	65,622,242
Total loans (gross of	$16,434,722	$7,286,459	$25,559,943	$17,027,054	$1,369,224	$67,677,402
deferred fees)
Deferred fees						(135,647)
Loan loss reserve						(1,139,509)
Total Loans, net						$66,402,246

At June 30, 2016 and December 31, 2015, there were nonaccrual loans of approximately $334,000 and $1.7 million, respectively. Foregone interest income related to nonaccrual loans equaled $49,567 for the six months ended June 30, 2016. Foregone interest income related to nonaccrual loans equaled $10,535 for the six months ended June 30, 2015. No interest income was recognized on nonaccrual loans during the six months ended June 30, 2016. At June 30, 2016 and December 31, 2015, there were no accruing loans which were contractually past due 90 days or more as to principal or interest payments.

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

The following table summarizes management’s internal credit risk grades, by portfolio class, as of June 30, 2016 and December 31, 2015.

	Single and
	multifamily	Construction	Commercial
	residential	and	real estate -	Commercial
June 30, 2016	real estate	development	other	business	Consumer	Total
Pass Loans	$8,512,881	$2,446,006	$-	$-	$1,810,698	$12,769,585
Grade 1 - Prime	-	-	-	-	-	-
Grade 2 - Good	-	-	-	-	-	-
Grade 3 - Acceptable	2,014,227	1,421,868	10,547,646	7,599,571	-	21,583,312
Grade 4 – Acceptable w/ Care	2,804,836	5,124,617	9,863,187	9,644,840	-	27,437,480
Grade 5 – Special Mention	62,300	72,803	-	838,382	-	973,485
Grade 6 - Substandard	141,045	138,454	883,941	231,604	-	1,395,044
Grade 7 - Doubtful	-	-	-	-	-	-
Total loans (gross of	$13,535,289	$9,203,748	$21,294,774	$18,314,397	$1,810,698	$64,158,906
deferred fees)

	Single and
	multifamily	Construction	Commercial
	residential	and	real estate -	Commercial
December 31, 2015	real estate	development	other	business	Consumer	Total
Pass Loans	$8,340,816	$1,350,332	$-	$-	$1,369,224	$11,060,372
Grade 1 - Prime	-	-	-	-	-	-
Grade 2 - Good	-	-	-	-	-	-
Grade 3 - Acceptable	4,479,116	809,004	8,121,125	7,667,706	-	21,076,951
Grade 4 – Acceptable w/ Care	3,382,209	4,759,864	14,724,468	8,199,385	-	31,065,926
Grade 5 – Special Mention	63,702	76,381	611,189	846,106	-	1,597,378
Grade 6 - Substandard	168,879	290,878	2,103,161	313,857	-	2,876,775
Grade 7 - Doubtful	-	-	-	-	-	-
Total loans (gross of	$16,434,722	$7,286,459	$25,559,943	$17,027,054	$1,369,224	$67,677,402
deferred fees)

Loans graded one through four are considered “pass” credits. At June 30, 2016, approximately 96% of the loan portfolio had a credit grade of “pass” compared to 93% at December 31, 2015. For loans to qualify for this grade, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment. Consumer loans are assigned a “pass” credit rating unless something within the loan warrants a specific classification grade. As of June 30, 2016 and December 31, 2015, we had loans totaling approximately $973,000 and $1.6 million, respectively, classified as special mention. This classification is utilized when an initial concern is identified about the financial health of a borrower. Loans are designated as such in order to be monitored more closely than other credits in the loan portfolio. At June 30, 2016, substandard loans totaled approximately $1.4 million, with all loans being collateralized by real estate compared to $2.9 million at December 31, 2015. Substandard credits are evaluated for impairment on a quarterly basis.

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

At June 30, 2016, impaired loans totaled $1.2 million, all of which were valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral. Impaired loans decreased $1.2 million from December 31, 2015 due to three loans being transferred to other real estate owned for $1,257,289 and approximately $178,000 in loan balance reductions through pay downs, partially offset by one loan being deemed impaired with a recorded investment of approximately $138,000 during the six months ended June 30, 2016. Market values were obtained using independent appraisals, updated in accordance with our reappraisal policy, or other market data such as recent offers to the borrower. As of June 30, 2016, we had loans totaling approximately $232,000 that were classified in accordance with our loan rating policies but were not considered impaired. The following table summarizes information relative to impaired loans, by portfolio class, at June 30, 2016 and December 31, 2015.

	Unpaid			Average	Year to date
	principal	Recorded	Related	impaired	interest
	balance	investment	allowance	investment	income
June 30, 2016
With no related allowance recorded:
Single and multifamily residential real estate	$-	$-	$-	$205,715	$-
Construction and development	138,454	138,454	-	157,751	5,191
Commercial real estate - other	690,754	690,754	-	634,825	16,844
Commercial business	-	-	-	31,007
With related allowance recorded:
Single and multifamily residential real estate	141,045	141,045	99,445	205,957	-
Construction and development	-	-	-	126,353	-
Commercial real estate - other	193,188	193,188	28,189	580,095	-
Commercial business	-	-	-	9,070	-
Consumer	-	-	-	-	-
Total:
Single and multifamily residential real estate	141,045	141,045	99,445	411,672	-
Construction and development	138,454	138,454	-	284,104	5,191
Commercial real estate - other	883,942	883,942	28,189	1,214,920	16,844
Commercial business	-	-	-	40,077	-
Consumer	-	-	-	-	-
	$1,163,441	$1,163,441	$127,634	$1,950,773	$22,035

December 31, 2015
With no related allowance recorded:
Single and multifamily residential real estate	$-	$-	$-	$411,430	$21,667
Construction and development	-	-	-	177,047	-
Commercial real estate - other	905,968	905,968	-	415,488	29,423
Commercial business	-	-	-	62,015	-
Consumer	-	-	-	-	-
With related allowance recorded:
Single and multifamily residential real estate	236,938	236,938	163,138	270,668	-
Construction and development	40,500	40,500	10,500	239,206	727
Commercial real estate - other	1,197,193	1,197,193	201,793	805,654	46,761
Commercial business	-	-	-	18,139	2,119
Consumer	-	-	-	-	-
Total:
Single and multifamily residential real estate	236,938	236,938	163,138	682,098	21,667
Construction and development	40,500	40,500	10,500	416,253	727
Commercial real estate - other	2,103,161	2,103,161	201,793	1,221,142	76,184
Commercial business	-	-	-	80,154	2,119
Consumer	-	-	-	-	-
	$2,380,599	$2,380,599	$375,431	$2,399,647	$100,697

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

At June 30, 2016 the principal balance of TDRs was approximately $138,000. At December 31, 2015, the principal balance of TDRs was zero as the one loan constituting our sole TDR had been transferred to other real estate owned. As of June 30, 2016, the carrying balance consisted of one performing loan. The loan defaulted in 2015 but was made current in 2016. There were no changes to the loan terms as the loan is scheduled to mature in July 2016.

There were no loans modified TDRs within the previous 12-month period for which there was a payment default during the six months ended June 30, 2016.

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

The following table summarizes activity related to our allowance for loan losses for the six months ended June 30, 2016 and 2015, by portfolio segment.

	Single and
	multifamily	Construction	Commercial
	residential	and	real estate -	Commercial
	real estate	development	other	business	Consumer	Total
June 30, 2016
Allowance for loan losses:
Balance, beginning of period	$265,797	$184,130	$439,830	$244,679	$5,073	$1,139,509
Provision (reversal of provision) for	(30,000)	(60,000)	45,000	(28,000)	5,000	(68,000)
loan losses
Loan charge-offs	-	(10,500)	(209,045)	-	(139)	(219,684)
Loan recoveries	-	-	-	-	1,312	1,312
Net loans charged-off	-	(10,500)	(209,045)	-	1,173	(218,372)
Balance, end of period	$235,797	$113,630	$275,785	$216,679	$11,246	$853,137

Individually reviewed for impairment	$99,445	$-	$28,189	$-	$-	$127,634
Collectively reviewed for impairment	136,352	113,630	247,596	216,679	11,246	725,503
Total allowance for loan losses	$235,797	$113,630	$275,785	$216,679	$11,246	$853,137

Gross loans, end of period:
Individually reviewed for impairment	$141,045	$138,454	$883,942	$-	$-	$1,163,441
Collectively reviewed for impairment	13,394,244	9,065,294	20,410,832	18,314,397	1,810,698	62,995,465
Total loans (gross of deferred fees)	$13,535,289	$9,203,748	$21,294,774	$18,314,397	$1,810,698	$64,158,906

June 30, 2015
Allowance for loan losses:
Balance, beginning of year	$160,797	$234,130	$363,097	$184,679	$90,073	$1,032,776
Provision (reversal of provision) for	(5,980)	(39,833)	(6,043)	133,496	(81,640)	-
loan losses
Loan charge-offs	-	-	(43,267)	-	-	(43,267)
Loan recoveries	-	-	-	-	-	-
Net loans charged-off	-	-	(43,267)	-	-	(43,267)
Balance, end of period	$154,817	$194,297	$313,787	$318,175	$8,433	$989,509

Individually reviewed for impairment	$-	$9,636	$24,008	23,745	$-	$57,389
Collectively reviewed for impairment	154,817	184,661	289,779	294,430	8,433	932,120
Total allowance for loan losses	$154,817	$194,297	$313,787	$318,175	$8,433	$989,509

Gross loans, end of period:
Individually reviewed for impairment	$718,873	$39,636	$925,879	$85,138	$-	$1,769,526
Collectively reviewed for impairment	15,953,696	8,039,307	22,386,799	16,625,621	1,361,248	64,366,671
Total loans (gross of deferred fees)	$16,672,569	$8,078,943	$23,312,678	$16,710,759	$1,361,248	$66,136,197

	June 30, 2016	June 30, 2015
Nonaccrual loans	$334,233	$315,076
Average gross loans	$65,181,990	$67,574,879
Net loans charged-off as a percentage of average gross loans	0.33%	0.47%
Allowance for loan losses as a percentage of total gross	1.33%	1.50%
loans
Allowance for loan losses as a percentage of non-accrual	255.25%	314.05%
loans

Portions of the allowance for loan losses may be allocated for specific loans or portfolio segments. However, the entire allowance for loan losses is available for any loan that, in management’s judgment, should be charged-off. The general reserve as a percentage of loans collectively reviewed for impairment has decreased to 1.15% at June 30, 2016 from 1.17% at December 31, 2015, following our reversal of loan loss provision in the amount of $68,000 as of June 30, 2016. The reversal was directly attributable to a recovery on a loan that was specifically reserved for in the quarter ended September 30, 2015. The general reserve was also impacted by the charge off of one loan which was specifically reserved at December 31, 2015. While management utilizes the best judgment and information available to it, the ultimate adequacy of the allowance for loan losses depends on a variety of factors beyond our control, including the performance of our loan portfolio, the economy, changes in interest rates, and the view of the regulatory authorities toward loan classifications. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

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

		After one but
	One year or	within five	After five
	less	years	years	Total
June 30, 2016
Single and multifamily residential real estate	$2,983,517	$5,902,761	$4,649,011	$13,535,289
Construction and development	3,344,773	5,385,348	473,627	9,203,748
Commercial real estate - other	1,928,622	17,037,954	2,328,198	21,294,774
Commercial business	4,681,465	13,029,143	603,789	18,314,397
Consumer	924,769	809,748	76,181	1,810,698
Total	$13,863,146	$42,164,954	$8,130,806	$64,158,906

		After one but
	One year or	within five	After five
	less	years	years	Total
December 31, 2015
Single and multifamily residential real estate	$4,107,456	$7,977,523	$4,349,743	$16,434,722
Construction and development	2,850,334	3,915,218	520,907	7,286,459
Commercial real estate - other	5,740,738	17,556,599	2,262,606	25,559,943
Commercial business	5,170,004	11,334,906	522,144	17,027,054
Consumer	551,733	749,455	68,036	1,369,224
Total	$18,420,265	$41,533,701	$7,723,436	$67,677,402

Loans maturing after one year with:	June 30, 2016	December 31, 2015
Fixed interest rates	$16,402,901	$16,892,651
Floating interest rates	$33,892,859	$32,364,486

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

Available-for-sale investment securities ($10,472,437 and $10,687,851 at June 30, 2016 and December 31, 2015, respectively) are carried at fair value and measured on a recurring basis using Level 2 inputs. Fair values are estimated by using bid prices and quoted prices of pools or tranches of securities with similar characteristics.

We do not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and a specific reserve within the allowance for loan losses is established or the loan is charged down to the fair value less costs to sell. At June 30, 2016, all impaired loans were evaluated on a nonrecurring basis based on the market value of the underlying collateral. Market values are generally obtained using independent appraisals or other market data, which the Company considers to be Level 3 inputs. The aggregate carrying amount, net of specific reserves, of impaired loans carried at fair value at June 30, 2016 and December 31, 2015 was $1.0 million and $2.0 million, respectively.

Other real estate owned and repossessed assets, generally consisting of properties or other collateral obtained through foreclosure or in satisfaction of loans, are carried at the lower or market value and measured on a non-recurring basis. Market values are generally obtained using independent appraisals which are generally prepared using the income or market valuation approach, adjusted for estimated selling costs which the Company considers to be Level 3 inputs. The carrying amount of other real estate owned and repossessed assets carried at fair value at June 30, 2016 and December 31, 2015 was $2,952,667 and $1,910,220, respectively. The Company utilizes two methods to determine carrying values, either appraised value, or if lower, current net listing price.

The Company has no assets whose fair values are measured using Level 1 inputs. The Company also has no liabilities carried at fair value or measured at fair value.

For Level 3 assets measured at fair value on a non-recurring basis as of June 30, 2016, the significant observable inputs used in the fair value measurements were as follows:

Fair Value
at
	June 30,		Significant
Description	2016	Valuation Technique	Unobservable Inputs
Other real estate owned and repossessed assets	$ 2,952,667	Appraised value	Discounts to reflect current
market conditions, abbreviated
holding period, and estimated
costs to sell

Impaired loans	$ 1,035,807	Internal assessment based on	Adjustments to estimated
		external third party appraised	value based on recent sales
		value	of comparable collateral

For Level 3 assets measured at fair value on a non-recurring basis as of December 31, 2015, the significant unobservable inputs used in the fair value measurements were as follows:

Fair Value at
	December 31,		Significant
Description	2015	Valuation Technique	Unobservable Inputs
Other real estate owned and repossessed assets	$ 1,910,220	Appraised value	Discounts to reflect current
market conditions and estimated
costs to sell

Impaired loans	$ 2,005,168	Internal assessment based on	Adjustments to estimated
		external third party	value based on recent sales of
		appraised value	comparable collateral

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

Fair value approximates carrying value for the following financial instruments due to the short-term nature of the instrument: cash and due from banks, federal funds sold, and securities sold under agreements to repurchase. Investment securities are valued using quoted market prices. No ready market exists for non-marketable equity securities, and they have no quoted market value. However, redemption of these stocks has historically been at par value. Accordingly, the carrying amounts are deemed to be a reasonable estimate of fair value. Fair value of loans is based on the discounted present value of the estimated future cash flows. Discount rates used in these computations approximate the rates currently offered for similar loans of comparable terms and credit quality. Fair value of bank owned life insurance is based on the cash surrender value of the policies, as determined by the issuer.

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

The estimated fair values of the Company’s financial instruments at June 30, 2016 and December 31, 2015 are as follows:

	Carrying
June 30, 2016	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$1,583,673	$1,583,673	$1,583,673	-	-
Interest bearing deposits in
other institutions	1,750,000	1,750,000	-	1,750,000	-
Federal funds sold	7,162,000	7,162,000	7,162,000	-	-
Investment securities
available for sale	10,472,437	10,472,437	-	10,472,437	-
Non-marketable equity
securities	380,050	380,050	-	380,050	-
Loans, net	63,126,243	63,318,181	-	-	63,318,181
Bank owned life insurance	2,500,000	2,500,000	-	2,500,000	-

Financial Liabilities:
Deposits	80,014,677	79,986,119	-	79,986,119	-
Securities sold under
agreements to repurchase	49,357	49,357	-	49,357	-

	Carrying
December 31, 2015	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$5,453,795	$5,453,795	$5,453,795	$-	$-
Interest-bearing deposits in
other institutions	1,500,000	1,500,000	-	1,500,000	-
Federal funds sold	8,446,000	8,446,000	8,446,000	-	-
Investment securities
available for sale	10,687,851	10,687,851	-	10,687,851	-
Non-marketable equity
securities	392,500	392,500	-	392,500	-
Loans, net	66,402,246	66,873,213	-	-	66,873,213

Financial Liabilities:
Deposits	83,567,325	83,538,827	-	83,538,827	-
Securities sold under
agreements to repurchase	113,080	113,080	-	113,080	-

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

In February 2013, our board of directors amended the 2005 Incentive Plan to cap the number of shares issuable thereunder at 2,466,720 and adopted the Independence Bancshares, Inc. 2013 Equity Incentive Plan (the “2013 Incentive Plan”) which was subsequently approved by the Company’s shareholders at the 2013 annual shareholders’ meeting. The 2013 Incentive Plan is an omnibus equity incentive plan which provides for the granting of various types of equity compensation awards, including stock options, restricted stock, and stock appreciation rights, to the Company’s employees and directors.

As of June 30, 2016 and December 31, 2015, 3,097,255 total options were outstanding at a weighted average price of $1.11. Of the 3,097,255 options outstanding, 3,022,255 options were vested.

Compensation expense related to stock options granted was $10,128 and $191,695 for the six months ended June 30, 2016 and June 30, 2015, respectively. Compensation expense is based on the fair value of the option estimated at the date of grant using the Black-Scholes option-pricing model. Compensation expense is recognized on a straight line basis over the vesting period of the option.

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

The following table presents selected financial information for the Company’s reportable business segments for the three and six months ended June 30, 2016 and 2015.

		Holding Company
	Community	Transaction	Asset	Parent
	Banking	Services	Management	Only (1)	Total
For the three months ended
June 30, 2016
Interest income	$927,317	$—	$—	$—	$927,317
Interest expense	80,349	—	—	—	80,349
Net interest income	846,968	—	—	—	846,968
Reversal of provision for loan losses	—	—	—	—	—
Noninterest income	86,614	—	—	(240)	86,374
Noninterest expense	1,265,020	76,709	122,620	254,157	1,718,506
Loss before income taxes	(331,438)	(76,709)	(122,620)	(254,397)	(785,164)
Income taxes	—	—	—	—	—
Net loss	$(331,438)	$(76,709)	$(122,620)	$(254,397)	$(785,164)

       (1)     Excludes equity in earnings of wholly-owned Bank subsidiary.

		Holding
		Company
	Community	Transaction	Asset	Parent
	Banking	Services	Management	Only (1)	Total
For the six months ended
June 30, 2016
Interest income	$1,842,369	$—	$—	$—	$1,842,369
Interest expense	158,981	—	—	—	158,981
Net interest income	1,683,388	—	—	—	1,683,388
Reversal of provision for loan
losses	(68,000)	—	—	—	(68,000)
Noninterest income	285,049	—	—	(240)	284,809
Noninterest expense	2,314,942	177,190	117,110	512,549	3,121,791
Loss before income taxes	(278,505)	(177,190)	(117,110)	(512,789)	(1,085,594)
Income taxes	—	—	—	—	—
Net income (loss)	$(278,505)	$(177,190)	$(117,110)	$(512,789)	$(1,085,594)

(1)	Excludes equity in earnings of wholly-owned Bank subsidiary.

	Community
	Banking	Holding Company (2)	Eliminations	Total
As of June 30, 2016
Cash and due from banks	$1,700,651	$1,757,581	$(1,874,559)	$1,583,673
Federal funds sold	7,162,000	—	—	7,162,000
Interest-bearing deposits
in other institutions	1,750,000	—	—	1,750,000
Investment securities	10,472,437	—	—	10,472,437
Loans receivable, net	63,126,243	—	—	63,126,243
Other real estate owned	2,352,667	600,000	—	2,952,667
Property and equipment, net	2,030,807	80,686	—	2,111,493
Bank owned life
insurance	2,500,000	—	—	2,500,000
Other assets	837,607	12,702	—	850,309
Total assets	$91,932,412	$2,450,969	$(1,874,559)	$92,508,822

Deposits	$81,889,236	$—	$(1,874,559)	$80,014,677
Securities sold under
agreements to repurchase	49,357	—	—	49,357
Accrued and other	353,873	378,424	—	732,297
liabilities
Shareholders’ equity	9,639,946	2,072,545	—	11,712,491
Total liabilities and shareholders’ equity	$91,932,412	$2,450,969	$(1,874,559)	$92,508,822

(2)	Excludes investment in wholly-owned Bank subsidiary.

		Holding Company
	Community	Transaction	Asset	Parent
	Banking	Services	Management	Only (1)	Total
For the three months ended
June 30, 2015
Interest income	$928,646	$—	$—	$—	$928,646
Interest expense	79,995	—	—	2,987	82,982
Net interest income	848,651	—	—	(2,987)	845,664
Reversal of provision for loan losses	—	—	—	—	—
Noninterest income	109,150	—	—	19	109,169
Noninterest expense	1,237,721	713,590	5,206	355,583	2,312,100
Income (loss) before income taxes	(279,920)	(713,590)	(5,206)	(358,551)	(1,357,267)
Income taxes	—	—	—	—	—
Net income (loss)	$(279,920)	$(713,590)	$(5,206)	$(358,551)	$(1,357,267)

       (1)     Excludes equity in earnings of wholly-owned Bank subsidiary.

		Holding Company
	Community	Transaction	Asset	Parent
	Banking	Services	Management	Only (1)	Total
For the six months ended
June 30, 2015
Interest income	$1,860,036	$—	$—	$—	$1,860,036
Interest expense	155,703	—	—	12,570	168,273
Net interest income	1,704,333	—	—	(12,570)	1,691,763

Reversal of provision for loan losses	—	—	—	—	—
Noninterest income	218,711	33,327	—	1,337	253,375
Noninterest expense	2,220,904	990,022	(3,678)	453,718	3,660,966
Income (loss) before income taxes	(297,860)	(956,695)	3,678	(464,951)	(1,715,828)
Income taxes	5,080	—	—	—	5,080
Net income (loss)	$(302,940)	$(956,695)	$3,678	$(464,951)	$(1,720,908)

       (1)      Excludes equity in earnings of wholly-owned Bank subsidiary.

	Community
	Banking	Holding Company (2)	Eliminations	Total
As of June 30, 2015
Cash and due from banks	$5,082,338	$5,065,754	$(5,066,515)	$5,081,577
Federal funds sold	14,004,000	—	—	14,004,000
Investment securities	14,587,793	—	—	14,587,793
Loans receivable, net	65,011,086	—	—	65,011,086
Other real estate owned	1,308,900	754,100	—	2,063,000
Property and equipment, net	2,081,110	205,744	—	2,286,854
Other assets	915,616	481,676	—	1,397,292
Total assets	$102,990,843	$6,507,274	$(5,066,515)	$104,431,602

Deposits	$92,692,753	$—	$(5,066,515)	$87,626,238
Securities sold under
agreements to repurchase	33,432	—	—	33,432
Note payable	—	149,774	—	149,774
Accrued and other liabilities	148,983	1,117,682	—	1,266,665
Shareholders’ equity	10,115,675	5,239,818	—	15,355,493
Total liabilities and
shareholders’ equity	$102,990,843	$6,507,274	$(5,066,515)	$104,431,602

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

NOTE 10 — BANK OWNED LIFE INSURANCE AND PRE-RETIREMENT BENEFIT PLAN

In June of 2016, the Bank purchased two bank owned life insurance policies with aggregate death benefits of $2,500,000 for investment purposes. The Bank is responsible for paying all premiums and is the owner and beneficiary of the policies.

In connection with the purchase of the bank owned life insurance, the Bank offered pre-retirement death benefits to selected employees of the Bank. The policies are not transferrable to the employees and are not impacted by a change in control. The pre-retirement death benefits are indirectly funded by the bank owned life insurance.

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

Overview

The following discussion describes our results of operations for the three and six month periods ended June 30, 2016 and 2015 and also analyzes our financial condition as of June 30, 2016.

The Consolidated Company

At June 30, 2016, we had total assets of $92.5 million, a decrease of $5.0 million, or 5.1%, from total assets of $97.5 million at December 31, 2015. The largest components of our total assets are net loans, investment securities available for sale, other real estate owned, federal funds sold and cash and due from banks, which were $63.1 million, $10.5 million, $3.0 million, $7.2 million and $1.6 million, respectively, at June 30, 2016. Comparatively, our net loans, investment securities available for sale, other real estate owned, federal funds sold and cash and due from banks totaled $66.4 million, $10.7 million, $1.9 million, $8.4 million and $5.5 million, respectively, at December 31, 2015.

Our liabilities and shareholders’ equity at June 30, 2016, totaled $80.8 million and $11.7 million, respectively, compared to liabilities of $84.8 million and shareholders’ equity of $12.6 million at December 31, 2015. The principal component of our liabilities is deposits, which were $80.0 million and $83.6 million at June 30, 2016 and December 31, 2015, respectively.

Our net loss was $785,164 for the three months ended June 30, 2016, or $0.04 per share, an improvement of $572,103, or 42.2%, compared to a net loss of $1.4 million, or $0.07 per share, for the three months ended June 30, 2015. This decrease in net loss was primarily driven by decreases in product research and development expenses as a result of the Company’s decision to suspend development of its digital banking, payments and transaction services business on September 25, 2015.

Our net loss was $1.1 million for the six months ended June 30, 2016, or $0.05 per share, an improvement of $635,314, or 36.9%, compared to a net loss of $1.7 million, or $0.08 per share, for the six months ended June 30, 2015. This decrease in net loss was primarily driven by decreases in product research and development expenses as a result of the Company’s decision to suspend development of its digital banking, payments and transaction services business on September 25, 2015, as well as due to the recovery of provision for loan losses of $68,000.

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

At June 30, 2016, we had total assets at the Bank of $91.9 million compared to $96.7 million at December 31, 2015. The largest components of total assets at the Bank are net loans, investment securities available for sale, other real estate owned, federal funds sold, and cash and due from banks, which were $63.1 million, $10.5 million, $2.4 million, $7.2 million and $1.7 million, respectively, at June 30, 2016. Comparatively, our net loans, investment securities available for sale, other real estate owned, federal funds sold and cash and due from banks totaled $66.4 million, $10.7 million, $1.3 million, $8.4 million and $5.5 million, respectively, at December 31, 2015. At June 30, 2016, we had total liabilities at the Bank of approximately $82.3 million compared to approximately $86.8 million at December 31, 2015. The largest components of total liabilities at the Bank are deposits, which were $81.9 million and $86.5 million at June 30, 2016 and December 31, 2015, respectively.

The Company

The Company’s cash balances, independent of the Bank, were approximately $1.8 million and its real estate held for sale was $600,000 at June 30, 2016 compared to cash balances of approximately $2.9 million and real estate held for sale of $631,320 at December 31, 2015. The decrease in liquid assets of approximately $1.2 million is due primarily to the repayment of accrued liabilities during the quarter as well as approximately $177,000 in expenses incurred related to the transaction services segment, approximately $117,000 in expenses related to other real estate owned incurred related to the assets management segment, and approximately $276,000 in professional fees, $150,000 in consulting fees and $72,000 in data processing expenses incurred at the Company. See “Note 8 – Business Segments” for additional information related to the transaction services segment.

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

Results of Operations

Three months ended June 30, 2016 and 2015

We recorded a net loss of $785,164, or $0.04 per diluted share, for the quarter ended June 30, 2016, compared to a net loss of $1.4 million, or $0.07 per diluted share, for the quarter ended June 30, 2015. This decrease in net loss between comparable periods was primarily driven by decreases in research and development and compensation expense, partially offset by increases in professional fees and expenses related to real estate owned. Each of these components is discussed in greater detail below.

The following table sets forth information related to our average balances, average yields on assets, and average costs of liabilities for the three months ended June 30, 2016 and 2015. We derived these yields by dividing annualized income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. The net amount of capitalized loan fees are amortized into interest income on loans.

	For the Three Months Ended June 30,
	2016			2015
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Federal funds sold and other	$9,286,750	$16,223	0.70%	$7,667,525	$12,744	0.67%
Investment securities	10,540,497	65,886	2.51	14,960,953	84,908	2.28
Loans (1)	64,465,159	845,208	5.26	66,795,796	830,994	4.99
Total interest-earning assets	$84,292,406	$927,317	4.41%	$89,424,274	$928,646	4.17%

NOW accounts	$8,634,931	$2,547	0.12%	$8,444,540	$2,568	0.12%
Savings & money market	32,874,510	20,039	0.24	35,718,242	20,966	0.24
Time deposits (excluding brokered
time deposits)	27,255,453	57,704	0.85	30,203,451	56,396	0.75
Total interest-bearing deposits	68,764,894	80,290	0.47	74,366,233	79,930	0.43
Borrowings	149,346	59	0.16	303,183	3,052	4.04
Total interest-bearing liabilities	$68,914,240	$80,349	0.47%	$74,669,416	$82,982	0.45%

Net interest spread			3.94%			3.72%
Net interest income/ margin		$846,968	4.03%		$845,664	3.79%

(1)     Nonaccrual loans are included in average balances for yield computations.

For the three months ended June 30, 2016, we recognized $927,317 in interest income and $80,349 in interest expense, resulting in net interest income of $846,968, an increase of $1,304, or 0.2%, over the same period in 2015. Average earning assets decreased to $84.3 million for the three months ended June 30, 2016 from $89.4 million for the three months ended June 30, 2015, a decrease of $5.1 million, or 5.7%. This decrease in earning assets was primarily due to a $4.4 million decrease in average investment securities and a $2.3 million decrease in average loans between periods as a result of payoffs and repayments exceeding originations, partially offset by an $1.6 million increase in average federal funds sold and other interest-bearing balances. Average interest bearing liabilities decreased to $68.9 million during the quarter ended June 30, 2016, from $74.7 million for the three months ended June 30, 2015, a decrease of $5.8 million, or 7.7%. Net interest margin, calculated as annualized net interest income divided by average earning assets, increased from 3.79% for the quarter ended June 30, 2015 to 4.03% for the quarter ended June 30, 2016, primarily due to an increase in yield on earning assets from 4.17% to 4.41% between periods and an increase in cost of funds from 0.45% to 0.47% between periods due to the mix of liabilities and the timing of their repricing.

We did not recognize any provision for loan losses for the quarters ended June 30, 2016 and 2015. The allowance as a percentage of gross loans decreased to 1.33% as of June 30, 2016 compared to 1.50% at June 30, 2015. Specific reserves were approximately $128,000 on impaired loans of $1.2 million as of June 30, 2016 compared to specific reserves of approximately $57,000 on impaired loans of $1.8 million as of June 30, 2015. As of June 30, 2016 and December 31, 2015, the general reserve allocation was 1.15% and 1.17%, respectively, of gross loans not impaired.

For the three months ended June 30, 2016, noninterest income was $86,374 compared to $109,169 for the three months ended June 30, 2015, a decrease of $22,795, or 20.9%. Other noninterest income for the three months ended June 30, 2016 and 2015 was derived from service charges on deposits, customer service fees, and mortgage origination income. The primary contributor for this quarter’s decrease was due to a decrease in mortgage origination income of $20,707.

During the quarter ended June 30, 2016, we incurred noninterest expenses of $1.7 million, compared to noninterest expenses of $2.3 million for the quarter ended June 30, 2015, a decrease of $593,594, or 25.7%. This decrease in noninterest expenses for the three month period ended June 30, 2016 primarily resulted from a decrease in product research and development expenses of $656,530 and a decrease in compensation and benefits expense of $91,724, partially offset by an increase of $104,378 in real estate owned activity which includes expenses to carry other real estate, gains and losses on sales of other real estate, and write-downs on real estate owned, and an increase in professional fees of $29,425. Compensation and benefits decreased $91,724 due to changes in staffing levels year over year for the quarter ended June 30, 2016.

We did not recognize any income tax benefit or expense for the three month period ended June 30, 2016 due to our net operating loss carryforward position. We did not recognize any income tax benefit or expense for the three months ended June 30, 2015 due to our net operating loss in 2015 at the Bank. Accounting literature states that a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized. The determination of whether a deferred tax asset is realizable is based on weighing all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified. We will continue to analyze our deferred tax assets and related valuation allowance on a quarterly basis, taking into account performance compared to forecasted earnings as well as current economic and internal information.

Six months ended June 30, 2016 and 2015

We recorded a net loss of $1.1 million or $0.05 per diluted share, for the six months ended June 30, 2016, a decrease in loss of $635,314 compared to a net loss of $1.7 million, or $0.08 per diluted share, for the six months ended June 30, 2015. This decrease in loss between comparable periods was primarily driven by decreases in product research and development expense and compensation expense real estate owned activity as well as due to an increase in non-interest income and the reversal of provision for loan losses. Each of these components is discussed in greater detail below.

The following table sets forth information related to our average balances, average yields on assets, and average costs of liabilities for the six months ended June 30, 2016 and 2015. We derived these yields by dividing annualized income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. The net amount of capitalized loan fees is amortized into interest income on loans.

	For the Six Months Ended June 30,
	2016			2015
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Federal funds sold and other	$10,015,928	$32,865	0.66%	$5,606,078	$22,032	0.79%
Investment securities	10,618,273	134,084	2.54	15,195,669	179,546	2.39
Loans (1)	65,181,990	1,675,420	5.17	67,574,879	1,658,458	4.96
Total interest-earning assets	$85,816,191	$1,842,369	4.32%	$88,376,626	$1,860,036	4.26%

NOW accounts	$8,660,208	$5,139	0.12%	$8,046,969	$4,814	0.12%
Savings & money market	33,501,068	40,892	0.25	35,908,680	41,783	0.24
Time deposits (excluding brokered
time deposits)	27,356,012	112,872	0.83	29,397,861	108,289	0.74
Total interest-bearing deposits	69,517,287	158,903	0.46	73,353,510	154,886	0.43
Borrowings	104,917	78	0.15	976,516	13,387	2.77
Total interest-bearing liabilities	$69,622,204	$158,981	0.46%	$74,330,026	$168,273	0.46%

Net interest spread			3.86%			3.80%

Net interest income/ margin		$1,683,388	3.94%		$1,691,763	3.87%

(1)     Nonaccrual loans are included in average balances for yield computations.

For the six months ended June 30, 2016, we recognized $1.8 million in interest income and $158,981 in interest expense, resulting in net interest income of $1.7 million, a slight decrease of $8,375, or 0.5%, over the same period in 2015. Average earning assets decreased to $85.8 million for the six months ended June 30, 2016 from $88.4 million for the six months ended June 30, 2015 a decrease of $2.6 million, or 2.9%. This decrease in earning assets was due to a $4.6 million decrease in average investment securities and a decrease in average loans of $2.4 million between periods as a result of payoffs and repayments exceeding originations, partially offset by a $4.4 million increase in average federal funds sold. Average interest bearing liabilities decreased to $69.6 million for the six months ended June 30, 2016 from $74.3 million for the six months ended June 30, 2015 a decrease of $4.7 million, or 6.3%. Net interest margin, calculated as annualized net interest income divided by average earning assets increased to 3.94% for the six months ended June 30, 2016, primarily due to a slight decrease in yield on earning assets from 4.26% to 4.32% between periods.

We recognized a reversal of provision for loan losses of $68,000 for the six months ended June 30, 2016. No provisions for loan losses were recognized for the six months ended June 30, 2015. The provision for loan losses is discussed further below under “Provision and Allowance for Loan Losses.”

For the six months ended June 30, 2016, noninterest income was $284,809 compared to $253,375 for the six months ended June 30, 2015, an increase of $31,434, or 11.0% between comparable periods. Noninterest income for the six months ended June 30, 2016 and 2015 was derived from service charges on deposits, customer service fees, rental income, and mortgage origination income. In addition, noninterest income for June 2016 was positively impacted by the collection of SBA loan fees of $119,306. Noninterest income for June 2015 was also impacted by the recognition of gains on sales of investment securities recognized in the six month period.

During the six months ended June 30, 2016, we incurred noninterest expenses of $3.1 million, compared to noninterest expenses of $3.7 million for the six months ended June 30, 2015, a decrease of $539,175, or 14.7%. This decrease in noninterest expenses resulted primarily from a decrease in product research and development expenses of $751,980 and a decrease in compensation and benefits of $78,344, partially offset by an increase in real estate owned activity of $105,359 and an increase in professional fees of $142,190 due to an increase in consulting fees at the Company. Compensation and benefits decreased by $78,344 due to shortages in personnel at the Bank.

We recognized $5,080 in income tax expense for the six months ended June 30, 2015 due to our net operating income at the Bank. We did not recognize any income tax benefit or expense for the six months ended June 30, 2016 due to our net operating loss carryforward position.

Assets and Liabilities

General

Total assets as of June 30, 2016 and December 31, 2015 were $92.5 million and $97.5 million, respectively, a decrease of $5.0 million. Loans, net of allowance decreased $3.3 million due to loan repayments and transfers to other real estate owned during the quarter. Other real estate owned increased $1.0 million due to three loan transfers for $1.3 million, partially offset by the sale of one piece of real estate during the period for proceeds of $36,000 as well as the writedown of one loan of $183,522. Investment securities available for sale decreased $215,414 as a result of $354,220 in paydowns and $79,069 in amortization, partially offset by a $217,875 change in unrealized gains. Cash and cash equivalents decreased $3.9 million and federal funds sold decreased $1.3 million. At June 30, 2016, our total assets consisted principally of $1.6 million in cash and due from banks, $7.2 million in fed funds sold, $1.8 million in interest-bearing deposits in other institutions, $10.5 million in investment securities, $63.1 million in net loans, $2.1 million in property and equipment and $3.0 million in other real estate owned and repossessed assets. Our management closely monitors and seeks to maintain appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and demand.

Liabilities at June 30, 2016 totaled $80.8 million, representing a decrease of approximately $4.0 million compared to December 31, 2015, and consisted principally of $80.0 million in deposits and $723,099 in accounts payable and accrued expenses. At June 30, 2016, shareholders’ equity was $11.7 million compared to $12.6 million at December 31, 2015. Shareholders’ equity decreased due to the recognition of net loss of $1.1 million, and stock option expense of $10,128, as well as an increase of $143,798 in unrealized gains on investment securities available for sale.

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, we invest a substantial percentage of our earning assets in our loan portfolio. At June 30, 2016, our gross loan portfolio consisted primarily of $30.5 million of commercial real estate loans, $18.3 million of commercial business loans, and $15.5 million of consumer and home equity loans. Our current loan portfolio composition is not materially different than the loan portfolio composition disclosed in the footnotes to the consolidated financial statements included in our 2015 Form 10-K. We experienced net repayments of $2.1 million during the six months ended June 30, 2016 as a result of payoffs and repayments exceeding originations, while continuing to carefully consider liquidity needs and credit risk management.

The composition of net loans by major category is as follows:

	June 30, 2016	% of Total
Real estate:
Commercial	$21,294,774	33.3%
Construction and development	9,203,748	14.4
Single and multifamily residential	13,535,289	21.1
Total real estate loans	44,033,811	68.8
Commercial business	18,314,397	28.6
Consumer	1,810,698	2.8
Deferred origination fees, net	(179,526)	(0.2)
Gross loans, net of deferred fees	63,979,380	100.0%
Less allowance for loan losses	(853,137)
Loans, net	$63,126,243

	December 31, 2015	% of Total
Real estate:
Commercial	$25,559,943	37.8%
Construction and development	7,286,459	10.8
Single and multifamily residential	16,434,722	24.3
Total real estate loans	49,281,124	72.9
Commercial business	17,027,054	25.2
Consumer	1,369,224	2.1
Deferred origination fees, net	(135,647)	(0.2)
Gross loans, net of deferred fees	67,541,755	100.0%
Less allowance for loan losses	(1,139,509)
Loans, net	$66,402,246

The largest component of our loan portfolio at June 30, 2016 was $21.3 million of commercial real-estate loans, which represented 33.3% of the portfolio. The remainder of our loan portfolio consisted primarily of $13.5 million of single and multifamily residential loans, $9.2 million of construction and development loans, and $18.3 million of commercial business loans.

Loan Performance and Asset Quality

The downturn in general economic conditions during the late 2000s resulted in increased loan delinquencies, defaults and foreclosures within our loan portfolio, although the last 24 months have seen a stabilization in delinquencies, defaults and foreclosures and an increase in recoveries. The declining real estate market had a significant impact on the performance of our loans secured by real estate. In some cases, the downturn resulted in significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure. Although the real estate collateral provides an alternate source of repayment in the event of default by the borrower, collateral values deteriorated during the downturn, resulting in credit losses. There is a risk that this trend will continue, which could result in additional loss of earnings, increases in our provision for loan losses and loan charge-offs.

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

Refer to Note 5, Loans, for a table summarizing delinquencies and nonaccruals, by portfolio class, as of June 30, 2016 and December 31, 2015. Total delinquent and nonaccrual loans decreased from $2.1 million at December 31, 2015 to $334,233 at June 30, 2016, a decrease of $1.7 million, or 83.7%. Nonaccrual loans decreased during the six months due to the transfer of three loans during the period. At June 30, 2016, nonaccrual loans represented 0.5% of gross loans compared to 2.46% of gross loans as of December 31, 2015. Loans past due 30-89 days are considered potential problem loans and amounted to $389,970 at December 31, 2015. There were no loans past due 30-89 days for the six months ended June 30, 2016.

Another method used to monitor the loan portfolio is credit grading. As part of the loan review process, loans are given individual credit grades, representing the risk we believe is associated with the loan balance. Credit grades are assigned based on factors that impact the collectability of the loan, the strength of the borrower, the type of collateral, and loan performance. Commercial loans are individually graded at origination and credit grades are reviewed on a regular basis in accordance with our loan policy. Consumer loans are assigned a “pass” credit rating unless something within the loan warrants a specific classification grade. Refer to Note 5, Loans, for a table summarizing management’s internal credit risk grades, by portfolio class, as of June 30, 2016 and December 31, 2015.

Loans graded one through four are considered “pass” credits. At June 30, 2016, approximately 96% of the loan portfolio had a credit grade of “pass” compared to 93% at December 31, 2015. For loans to qualify for this grade, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment. Consumer loans are assigned a “pass” credit rating unless something within the loan warrants a specific classification grade.

Loans with a credit grade of five are not considered classified; however they are categorized as a special mention or watch list credit, and are considered potential problem loans. This classification is utilized by us when we have an initial concern about the financial health of a borrower. These loans are designated as such in order to be monitored more closely than other credits in our portfolio. We then gather current financial information about the borrower and evaluate our current risk in the credit. We will then either reclassify the loan as “substandard” or back to its original risk rating after a review of the information. There are times when we may leave the loan on the watch list, if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we determine to review the loan on a more regular basis. Loans on the watch list are not considered problem loans until they are determined by management to be classified as substandard. As of June 30, 2016 and December 31, 2015, we had loans totaling $973,485 and $1.6 million, respectively, on the watch list. Watch list loans remained relatively constant as no new loans were downgraded during the quarter.

Loans graded six or greater are considered classified credits. At June 30, 2016 and December 31, 2015, classified loans totaled $1.4 million and $2.9 million, respectively. The decrease in this category of $1.5 million, or 51.5%, during the six months ended June 30, 2016 is primarily due to three loans moving to other real estate owned for $1.3 million as well as approximately $178,000 in loan paydowns. Classified credits are evaluated for impairment on a quarterly basis.

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

At June 30, 2016, impaired loans totaled $1.2 million, all of which were valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral. Market values were obtained using independent appraisals, updated in accordance with our reappraisal policy, or other market data such as recent offers to the borrower. As of June 30, 2016, we had one loan totaling $231,603 that was classified in accordance with our loan rating policies but was not considered impaired. Refer to Note 5, Loans, for a table summarizing information relative to impaired loans, by portfolio class, at June 30, 2016 and December 31, 2015.

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

At June 30, 2016 the principal balance of TDRs was approximately $138,000. At December 31, 2015, the principal balance of TDRs was zero as the one loan constituting our sole TDR had been transferred to other real estate owned. As of June 30, 2016, the carrying balance consisted of one performing loan. The loan defaulted in 2015, but was made current in 2016. There were no changes to the loan terms as the loan is scheduled to mature in July 2016.

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. At June 30, 2016, the allowance for loan losses was $853,137, or 1.33% of gross loans, compared to $1.1 million at December 31, 2015, or 1.68% of gross loans. The allowance for loan loss decreased due to the reversal of provision of $68,000 that was recognized during the first quarter of 2016, as well as due to a small recovery on loan loss of $1,312 and due to the charge off of one loan for $209,045 which was specifically reserved at December 31, 2015.

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

Our allowance for loan losses consists of both specific and general reserve components. The specific reserve component relates to loans that are impaired loans as defined in FASB ASC Topic 310, “Receivables”. Loans determined to be impaired are excluded from the general reserve calculation described below and evaluated individually for impairment. Impaired loans totaled $1.2 million at June 30, 2016, with an associated specific reserve of $127,634. See Note 5, Loans, as well as the above discussion under “Loan Performance and Credit Quality” for additional information related to impaired loans.

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

Refer to Note 5, Loans, for a table summarizing activity related to our allowance for loan losses for the quarter ended June 30, 2016 and 2015, by portfolio segment. As of June 30, 2016, the allowance for loan losses was $853,137, or 1.33% of gross loans, compared to $1.1 million, or 1.68% of gross loans, as of December 31, 2015 and $989,509, or 1.50% of gross loans, as of June 30, 2015. We recognized a reversal of provision for loan losses of $68,000 for the six months ended June 30, 2016. We did not recognize any provision for loan losses for the six months ended June 30, 2015. Net charge-offs for the six months ended June 30, 2016 were $219,684. A net recovery of $1,312 was recognized for the six months ended June 30, 2016. The charge-offs during the six months ended June 30, 2016 related to the write-down of collateral to fair value, against specific reserves, at the time of repossession. Partial charge-offs were based on recent appraisals and evaluations on commercial real estate loans in the process of foreclosure. Loans with partial charge-offs are typically considered impaired loans and remain on nonaccrual status.

Other Real Estate Owned and Repossessed Assets

At June 30, 2016 and December 31, 2015, we had approximately $3.0 and $1.9 million in other real estate owned, respectively. During the six months ended June 30, 2016, we completed the sale of one parcel of real estate. The sale of that parcel of real estate resulted in a gain of approximately $4,680 and is included in the loss below. The following table summarizes changes in other real estate owned and repossessed assets for the six months ended June 30, 2016 and 2015:

	2016	2015
Balance at beginning of period	$1,910,220	$2,557,457
Repossessed property acquired in settlement of loans	1,257,289	300,000
Proceeds from sales of repossessed property	(36,000)	(582,295)
Loss on sale and write-downs of repossessed property, net	(178,842)	(212,162)
Balance at end of period	$2,952,667	$2,063,000

As of June 30, 2016, other real estate owned consisted of commercial land valued at $1.1 million, commercial office space valued at $1.9 million and residential land valued at approximately $30,000. During 2015, other real estate owned for the Company decreased due to the sale of real estate owned that were purchased from the Bank for proceeds of approximately $455,000, which resulted in a gain of approximately $17,000 to the Company. Real estate owned also decreased due to the sale of two pieces of real estate held by the Bank for proceeds of approximately $143,000, which resulted in a loss of approximately $5,200. In addition, the Company recognized writedowns on real estate owned of approximately $377,000 during 2015. The remaining pieces of real estate owned that were purchased from the Bank are being actively marketed for sale. One piece of real estate was moved to other real estate owned in March for $300,000, and subsequently written down by $30,000. On January 28, 2016, proceeds of $36,000 were received from the sale of one piece of real estate held by the Company. A loss of $4,680 was recognized as a result of this transaction. In March 2016, one piece of real estate was moved to other real estate owned for $233,767. In May 2016, two pieces of real estate were moved to other real estate owned for $1.0 million. In addition, the Company recognized writedowns on real estate owned of approximately $184,000 during 2016. These assets are being actively marketed with the primary objective of liquidating the collateral at a level which most accurately approximates fair value and allows recovery of as much of the unpaid principal loan balance as possible upon the sale of the asset within a reasonable period of time. Based on currently available valuation information, the carrying value of these assets is believed to be representative of their fair value less estimated costs to sell, although there can be no assurance that the ultimate proceeds from the sale of these assets will be equal to or greater than their carrying values, particularly in the current real estate environment.

Deposits

Our primary source of funds for loans and investments is our deposits. At June 30, 2016, we had $80.0 million in deposits, representing a decrease of $3.6 million compared to December 31, 2015. Deposits at June 30, 2016 consisted primarily of $20.1 million in demand deposit accounts, $31.4 million in money market accounts and $28.5 million in time deposits. As brokered deposits and advances have matured, we have not replaced these funds with wholesale funding as we have sought to reduce our reliance on brokered time deposits and other noncore funding sources. Our loan-to-deposit ratio was 78.9% and 79.4% at June 30, 2016 and December 31, 2015, respectively.

Borrowings

We use borrowings to fund growth of earning assets in excess of deposit growth. At June 30, 2016 and December 31, 2015, there were $49,357 and $113,080, respectively, in borrowings representing customer repurchase agreements.

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

The Consolidated Company

The Company’s level of liquidity is measured by the cash, cash equivalents, and investment securities available for sale to total assets ratio and was 22.7% at June 30, 2016 compared to 26.7% as of December 31, 2015. The decrease in liquidity is due primarily to the decrease in cash and due from bank and federal funds sold.

The Bank

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity at the Bank. We currently have $8.9 million in cash and fed funds sold. If our cash needs at the Bank exceed that, we plan to liquidate temporary investments and generate deposits within our market. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. Our investment securities available for sale at June 30, 2016 amounted to $10.5 million, or 11.4% of total assets. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. At June 30, 2016, $2.5 million of our investment portfolio was pledged against outstanding debt. Therefore, the related debt would need to be repaid prior to the securities being sold and converted to cash.

The Bank is a member of the FHLB, from which applications for borrowings can be made for leverage purposes. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. At June 30, 2016, we had collateral that would support approximately $34.1 million in additional borrowings. We are subject to the FHLB’s credit risk rating policy which assigns member institutions a rating which is reviewed quarterly. The rating system utilizes key factors such as loan quality, capital, liquidity, profitability, etc. Our ability to access our available borrowing capacity from the FHLB in the future is subject to our rating and any subsequent changes based on our financial performance as compared to factors considered by the FHLB in their assignment of our credit risk rating each quarter.

The Bank also pledges collateral to the Federal Reserve Bank’s Borrower-in-Custody of Collateral program, and our available credit under this program was $12.1 million as of June 30, 2016.

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

The Company

The Company’s cash balances, independent of the Bank, were approximately $1.8 million and its real estate held for sale was $600,000 at June 30, 2016 compared to cash balances of approximately $2.9 million and real estate held for sale of $631,320 at December 31, 2015. The decrease in liquid assets of approximately $1.2 million is due primarily to the repayment of accrued liabilities during the quarter as well as approximately $180,000 in expenses incurred related to the transaction services segment, approximately $117,000 in other real estate owned expenses incurred related to the asset management segment, and approximately $510,000 in professional fees and data processing expenses incurred at the Company. See “Note 8 – Business Segments” for additional information related to the transaction services segment. The foregoing discussion is a summary only and should be read in conjunction with the 2015 Form 10-K as filed with the SEC and Management’s Discussion and Analysis in this Form 10-Q.

Impact of Off-Balance Sheet Instruments

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2016, we had issued commitments to extend credit of $8.2 million through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Capital Resources

Total shareholders' equity decreased from $12.6 million for December 31, 2015 to $11.7 million for June 30, 2016 due to a net loss of $1.1 million and stock option expense of $10,128, as well as an increase of $143,798 in unrealized gains on investment securities available for sale. The foregoing discussion is a summary only and should be read in conjunction with the 2015 Form 10-K as filed with the SEC and Management’s Discussion and Analysis in this Form 10-Q.

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

Because the Company’s total assets were less than $500 million at December 31, 2015, the Company is not subject to the new capital requirements established by the Basel III capital rules. In addition, pursuant to the Federal Reserve’s Small Bank Holding Company Policy, which was amended in 2014, the Federal Reserve exempts certain bank holding and savings and loan holding companies from the capital requirements discussed above. The exemption applies only to bank holding companies with less than $1 billion (formerly $500 million) in consolidated assets that: (i) are not engaged in significant nonbanking activities either directly or through a nonbank subsidiary; (ii) do not conduct significant off-balance sheet activities (including securitization and asset management or administration) either directly or through a nonbank subsidiary; and (iii) do not have a material amount of debt or equity securities outstanding (other than trust preferred securities) that are registered with the SEC. The Company qualifies for this exemption and, thus, is required to meet applicable capital standards on a bank-only basis. However, bank holding companies with assets of less than $1 billion are subject to various restrictions on debt including requirements that debt be retired within 25 years of being incurred, that the debt to equity ratio is 0.30 to 1 within 12 years of the incurrence of debt and that dividends generally cannot be paid if the debt to equity ratio exceeds 1 to 1.

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

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at June 30, 2016 and December 31, 2015. It is management’s belief that, as of June 30, 2016, the Bank met all capital adequacy requirements under Basel III on a fully phased-in basis if such requirements were currently in effect.

					To be well capitalized
					under prompt
			For capital adequacy		corrective action
			purposes		provisions
	Actual		Minimum		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2016
Total Capital (to risk
weighted assets)	$10,235,000	13.1%	$6,263,000	8.0%	$7,829,000	10.0%
Tier 1 Capital (to risk
weighted assets)	9,382,000	12.0	3,132,000	4.0	4,698,000	6.0
Tier 1 Capital (to
average assets)	9,382,000	10.3	3,661,000	4.0	4,576,000	5.0
Common Equity Tier
1 Capital (to risk
weighted assets)	9,382,000	12.0	3,523,000	4.5	3,523,000	4.5

As of December 31, 2015
Total Capital (to risk
weighted assets)	$10,598,000	14.1%	$6,029,000	8.0%	$7,536,000	10.0%
Tier 1 Capital (to risk
weighted assets)	9,653,000	12.8	3,014,000	4.0	4,521,000	6.0
Tier 1 Capital (to
average assets)	9,653,000	10.0	3,875,000	4.0	4,844,000	5.0
Common Equity Tier
1 Capital (to risk
weighted assets)	9,653,000	12.8	3,391,000	4.5	3,391,000	4.5

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

We are a party to claims and lawsuits arising in the ordinary course of business. Management is not aware of any material pending legal proceedings against the Company which, if determined adversely, would have a material adverse impact on the Company’s financial position, results of operations or cash flows.

Item 1A. Risk Factors

As a “smaller reporting company”, as defined in Rule 12b-2 of the Exchange Act, the Company is not required to provide the information requested by Part II, Item 1A of Form 10-Q.

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

Date: August 10, 2016	By:	/s/Lawrence R. Miller
Lawrence R. Miller
Interim Chief Executive Officer
(Principal Executive Officer)

	By:	/s/Martha L. Long
Martha L. Long
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.
31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.
32	Section 1350 Certification.

101 The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2016 and 2015, (iii) Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2016 and 2015, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (v) Notes to Consolidated Financial Statements.