Form 10-Q
period 2016-09-30
Independence Bancshares, Inc.
filed 2016-11-09
CIK 1311828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2016

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,502,760 shares of common stock, par value $.01 per share, were issued and outstanding as of November 9, 2016.

Independence Bancshares, Inc.

Part I - Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
	(unaudited)	(audited)
Assets
Cash and due from banks	$5,408,411	$5,453,795
Federal funds sold	5,809,000	8,446,000
Cash and cash equivalents	11,217,411	13,899,795
Interest-bearing deposits in other institutions	1,750,000	1,500,000
Investment securities available for sale	10,223,300	10,687,851
Non-marketable equity securities	380,050	392,500
Loans, net of allowance for loan losses of $853,137 and $1,139,509,
respectively	62,478,299	66,402,246
Accrued interest receivable	206,687	232,215
Property, equipment, and software, net	2,043,803	2,198,796
Other real estate owned and repossessed assets	2,615,809	1,910,220
Bank owned life insurance	2,521,199	-
Other assets	553,212	243,683
Total assets	$93,989,770	$97,467,306

Liabilities
Deposits:
Noninterest bearing	$14,147,006	$13,010,209
Interest bearing	67,609,798	70,557,116
Total deposits	81,756,804	83,567,325

Securities sold under agreements to repurchase	61,820	113,080
Accrued interest payable	8,515	7,909
Accounts payable and accrued expenses	801,457	1,134,833
Total liabilities	82,628,596	84,823,147

Commitments and contingencies

Shareholders’ equity
Preferred stock, par value $.01 per share; 10,000,000 shares
authorized; 8,425 Series A shares issued and outstanding	84	84
Common stock, par value $.01 per share; 300,000,000 shares
authorized; 20,502,760 shares issued and outstanding	205,028	205,028
Additional paid-in capital	43,053,599	43,043,473
Accumulated other comprehensive income	267,356	113,846
Accumulated deficit	(32,164,893)	(30,718,272)
Total shareholders’ equity	11,361,174	12,644,159
Total liabilities and shareholders’ equity	$93,989,770	$97,467,306

The accompanying notes are an integral part of these consolidated financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Interest income
Loans	$820,984	$753,412	$2,496,404	$2,411,870
Investment securities	61,709	77,243	195,793	256,789
Federal funds sold and other	15,386	12,854	48,251	34,886
Total interest income	898,079	843,509	2,740,448	2,703,545

Interest expense
Deposits	84,896	81,117	243,799	236,003
Borrowings	103	2,161	181	15,548
Total interest expense	84,999	83,278	243,980	251,551

Net interest income	813,080	760,231	2,496,468	2,451,994
Provision for loan losses	-	150,000	(68,000)	150,000

Net interest income after provision
for loan losses	813,080	610,231	2,564,468	2,301,994

Non-interest income
Service fees on deposit accounts	24,329	14,729	71,044	55,625
Residential loan origination fees	67,167	44,661	167,093	154,013
SBA loan fees	-	-	119,306	-
Loss on sale of investment securities	-	(129,143)	-	(87,995)
Other income	52,042	8,902	70,904	70,881
Total non-interest income	143,538	(60,851)	428,347	192,524

Non-interest expenses
Compensation and benefits	637,297	642,002	1,944,260	2,027,309
Real estate owned activity	(15,473)	148,429	348,839	407,382
Occupancy and equipment	188,407	199,076	507,220	514,862
Insurance	50,272	66,750	165,449	173,691
Data processing and related costs	90,876	90,952	256,650	255,924
Professional fees	234,381	169,883	707,534	500,846
Product research and development expense	27,364	1,162,722	204,554	2,091,892
Other	104,521	77,892	304,930	246,766
Total non-interest expenses	1,317,645	2,557,706	4,439,436	6,218,672
Loss before income tax expense	(361,027)	(2,008,326)	(1,446,621)	(3,724,154)

Income tax expense	-	-	-	5,080
Net loss	$(361,027)	$(2,008,326)	$(1,446,621)	$(3,729,234)

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on investment securities available for
sale, net of tax	9,712	343,260	153,510	160,661
Reclassification adjustment included in net loss,
net of tax	-	(129,143)	-	(87,995)
Other comprehensive income	9,712	214,117	153,510	72,666

Total comprehensive loss	$(351,315)	$(1,794,209)	$(1,293,111)	$(3,656,568)
Net loss per common share – basic and diluted	$(.02)	$(.10)	$(.07)	$(.18)
Weighted average common shares outstanding – basic and
diluted	20,502,760	20,502,760	20,502,760	20,502,760

The accompanying notes are an integral part of these consolidated financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Changes in Shareholders’ Equity
(unaudited)

						Accumulated other
	Preferred stock		Common stock		Additional	comprehensive	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	income (loss)	deficit	Total
December 31, 2014	-	$-	20,502,760	$205,028	$35,124,151	$1,154	$(25,919,753)	$9,410,580
Compensation expense
related to stock
options granted	-	-	-	-	236,512	-	-	236,512
Issuance of preferred
stock –net of
expenses	8,425	84	-	-	7,615,493	-	-	7,615,577
Net loss	-	-	-	-	-	-	(3,729,234)	(3,729,234)

Other comprehensive
income	-	-	-	-	-	72,666	-	72,666

September 30, 2015	8,425	$84	20,502,760	$205,028	$42,976,156	$73,820	$(29,648,987)	$13,606,101

December 31, 2015	8,425	$84	20,502,760	$205,028	$43,043,473	$113,846	$(30,718,272)	$12,644,159
Compensation expense
related to stock
options granted	-	-	-	-	10,126	-	-	10,126
Net loss	-	-	-	-	-	-	(1,446,621)	(1,446,621)
Other comprehensive
income	-	-	-	-	-	153,510	-	153,510

September 30, 2016	8,425	$84	20,502,760	$205,028	$43,053,599	$267,356	$(32,164,893)	$11,361,174

The accompanying notes are an integral part of these consolidated financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Operating activities
Net loss	$(1,446,621)	$(3,729,234)
Adjustments to reconcile net loss to cash used in operating activities
(Reversal of provision) provision for loan losses	(68,000)	150,000
Depreciation	182,567	161,249
Amortization of investment securities discounts/premiums, net	120,651	152,209
Stock option expense related to stock options granted	10,126	236,512
Net changes in fair value and losses on other real estate owned and repossessed
assets	133,207	334,942
Increase in value of bank owned life insurance	(21,199)	-
Loss on sale of investment securities	-	87,995
Loss on disposal of property, equipment and software	566	-
(Increase) decrease in other assets, net	(284,001)	(177,975)
Decrease in other liabilities, net	(411,852)	(1,406,879)
Net cash used in operating activities	(1,784,556)	(4,191,181)

Investing activities
Net decrease in loans	2,734,658	3,256,118
Repayments of investment securities available for sale	576,492	878,824
Maturities and sales of investment securities available for sale	-	4,070,789
Purchases of interest bearing deposits in other institutions	(250,000)	(1,500,000)
Purchases of investment securities available for sale	-	(300,000)
Redemption of non-marketable equity securities, net	12,450	217,150
Purchase of property, equipment and software	(28,140)	(20,349)
Proceeds from sale of other real estate owned and repossessed assets	418,493	582,295
Purchase of bank owned life insurance	(2,500,000)	-
Net cash provided by investing activities	963,953	7,184,827

Financing activities
(Decrease) increase in deposits, net	(1,810,521)	1,743,850
Repayments on borrowings	-	(5,000,000)
Repayments on note payable	-	(600,000)
Issuance of preferred stock, net	-	7,615,577
Decrease in securities sold under agreements to repurchase	(51,260)	(129,962)
Net cash (used in) provided by financing activities	(1,861,781)	3,629,465

Net (decrease) increase in cash and cash equivalents	(2,682,384)	6,623,111

Cash and cash equivalents at beginning of the period	13,899,795	10,904,080

Cash and cash equivalents at end of the period	$11,217,411	$17,527,191

Supplemental information:
Cash paid for
Interest	$243,374	$250,695
Income taxes	$-	$5,080
Schedule of non-cash transactions
Unrealized gain on securities available for sale, net of tax	$153,510	$73,820
Loans transferred to other real estate owned and repossessed assets	$1,257,289	$300,000

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Independence Bancshares, Inc. (the “Company”) is a South Carolina corporation organized to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956 and the South Carolina Banking and Branching Efficiency Act of 1996, and to own and control all of the capital stock of Independence National Bank (the “Bank”), a national association organized under the laws of the United States. Since opening for business on May 16, 2005, the Bank has operated as a traditional community bank in Greenville, South Carolina, fulfilling the financial needs of individuals and small businesses in its market. The Bank provides traditional checking and savings products insured by the Federal Deposit Insurance Corporation (the “FDIC”) and commercial, consumer and mortgage loans, as well as ATM and online banking, cash management and safe deposit boxes.

As previously reported, on September 25, 2015, the Company suspended development of its digital banking, payments and transaction services business and has subsequently been evaluating strategic alternatives for the Company. A key goal of the Company’s digital banking business was to reduce costs for banking activities and operate more efficiently through utilizing mobile and on-line delivery channels. In furtherance of this goal and based in part upon the institutional knowledge acquired in the pursuit of the digital banking strategy, the Company plans to supplement its current lending strategy by expanding its consumer lending program with on-line offerings, targeting prime and super-prime borrowers in the Bank’s current market area as well as throughout South Carolina. The Company’s board of directors is focused on profitably growing the Bank and enhancing shareholder value through this targeted expansion of its consumer lending program.

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company and the Bank. In consolidation, all significant intercompany transactions have been eliminated. The unaudited consolidated financial statements include, in the opinion of management, all adjustments necessary to present a fair statement of the financial position and the results of operations for all periods presented. All such adjustments are of a normal recurring nature. The accounting and reporting policies conform to accounting principles generally accepted in the United States and to general practices in the banking industry. The foregoing discussion is a summary only and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 10-K”) as filed with the Securities and Exchange Commission (the “SEC”) and Management’s Discussion and Analysis in this Quarterly Report on Form 10-Q. Operating results for the three and nine month periods ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Management performed an evaluation to determine whether or not there have been any subsequent events since the balance sheet date, and concluded that no subsequent events had occurred requiring accrual or disclosure through the date of this filing, other than those mentioned in Note 11.

NOTE 2 – LIQUIDITY AND CAPITAL CONSIDERATIONS

The Company

The Company’s cash balances, independent of the Bank, were approximately $1.6 million and its real estate held for sale was $293,142 at September 30, 2016 compared to cash balances of approximately $2.9 million and real estate held for sale of $631,320 at December 31, 2015. The decrease in liquid assets of approximately $1.3 million during the nine month period is due primarily to the repayment of accrued liabilities, approximately $205,000 in expenses incurred related to the transaction services segment, approximately $73,000 in other real estate owned expenses incurred related to the asset management segment, and approximately $741,000 in professional fees and data processing expenses incurred at the Company. See “Note 8 – Business Segments” for additional information related to the Company’s business segments. The foregoing discussion is a summary only and should be read in conjunction with the 2015 Form 10-K as filed with the SEC and Management’s Discussion and Analysis in this Quarterly Report on Form 10-Q. The Company’s board of directors has suspended its digital banking business and, as such, we believe our liquidity sources are adequate to meet our operating needs at the Company.

The Bank

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity at the Bank. We currently have $11.2 million in cash and federal funds sold. If our cash needs at the Bank exceed that, we plan to liquidate temporary investments and generate deposits within our market. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. Our investment securities available for sale at September 30, 2016 amounted to $10.2 million, or 10.9% of total assets. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. At September 30, 2016, $2.4 million of our investment portfolio was pledged against outstanding debt. Therefore, the related debt would need to be repaid prior to the securities being sold and converted to cash.

The Bank is a member of the Federal Home Loan Bank of Atlanta (“FHLB”), from which applications for borrowings can be made for leverage purposes. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. At September 30, 2016, we had collateral that would support approximately $35.9 million in additional borrowings. We are subject to the FHLB’s credit risk rating policy which assigns member institutions a rating which is reviewed quarterly. The rating system utilizes key factors such as loan quality, capital, liquidity, profitability, etc. Our ability to access our available borrowing capacity from the FHLB in the future is subject to our rating and any subsequent changes based on our financial performance as compared to factors considered by the FHLB in their assignment of our credit risk rating each quarter.

The Bank also pledges collateral to the Federal Reserve Bank’s Borrower-in-Custody of Collateral program, and our available credit under this program was $16.5 million as of September 30, 2016.

The Bank has $5.5 million in federal funds purchased lines of credits through correspondent banks that are unsecured, but have not been utilized.

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

The Consolidated Company

The Company’s level of liquidity is measured by the cash, cash equivalents, and investment securities available for sale to total assets ratio which was 24.7% at September 30, 2016 compared to 26.7% as of December 31, 2015. The decrease in liquidity is due primarily to the decrease in cash and due from bank and federal funds sold.

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

At September 30, 2016 and December 31, 2015, the Company had restricted cash totaling $2,000 with the FHLB. The Company places its deposits and correspondent accounts with and sells its federal funds to high quality institutions. Management believes credit risk associated with correspondent accounts is not significant.

Net Loss per Common Share - Basic loss per common share represents net loss divided by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants and are determined using the treasury stock method. For the three and nine month periods ended September 30, 2016 and September 30, 2015, as a result of the Company’s net loss, all of the potential common shares were considered anti-dilutive.

Research and Development – All costs incurred to establish the technological feasibility of computer software to be sold, leased or otherwise marketed as research and development are expensed as incurred. Once technological feasibility has been established, the subsequent costs of producing, coding and testing the products should be capitalized. The expensing of computer software costs is discontinued when the product is available for general release for customers. The Company did not achieve technological feasibility and therefore expensed all computer software purchases and development expenses related to research and development of its digital banking, payments and transaction services business. On September 25, 2015 the Company suspended the development of its digital banking business.

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

We did not recognize any income tax benefit or expense for the three and nine month periods ended September 30, 2016 due to our net operating loss carryforward position. For the nine month period ended September 30, 2015, we recognized $5,080 in state income tax expense related to our net operating income in 2014 at the Bank. We did not recognize any income tax benefit or expense for the three month period ended September 30, 2015 due to our net loss in 2015 at the Bank. Accounting literature states that a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized. The determination of whether a deferred tax asset is realizable is based on weighting all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified. We will continue to analyze our deferred tax assets and related valuation allowance on a quarterly basis, taking into account performance compared to forecasted earnings as well as current economic and internal information.

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

Recently Issued Accounting Pronouncements - The following is a summary of recent authoritative pronouncements that may affect our accounting, reporting, and disclosure of financial information:

In May 2014 and August 2015, the FASB issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. In March 2016, the guidance was amended to clarify the implementation guidance on principal versus agent considerations and address how an entity should assess whether it is the principal or the agent in contracts that include three or more parties. In May 2016, the topic was amended again to clarify the guidance related to collectability, noncash consideration, presentation of sales tax, and transition. The guidance and amendments will be effective for the Company for reporting periods beginning after December 15, 2017. The Company will apply the guidance using a modified retrospective approach. The Company does not expect these amendments to have a material effect on its financial statements.

In January 2015, the FASB issued guidance to eliminate from the U.S. GAAP the concept of an extraordinary item, which is an event or transaction that is both (1) unusual in nature and (2) infrequently occurring. Under the new guidance, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; or (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company will apply the guidance prospectively to all prior periods presented in the financial statements. These amendments have not had a material effect on the Company’s financial statements.

In February 2015, the FASB issued guidance which amends the consolidation requirements and significantly changes the consolidation analysis required under the U.S. GAAP. Although the amendments are expected to result in the deconsolidation of many entities, the Company will need to reevaluate all its previous consolidation conclusions. The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted (included during an interim period), provided that the guidance is applied as of the beginning of the annual period containing the adoption date. These amendments have not had a material effect on the Company’s financial statements.

In August 2015, the FASB issued amendments to the Interest topic of the Accounting Standards Codification to clarify the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements. The amendments were effective upon issuance and have not had a material effect on the Company’s financial statements.

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

In August 2016, the FASB amended the Statement of Cash Flows topic of the Accounting Standards Codification to clarify how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments will be effective for the Company for fiscal years beginning after December 15, 2017 including interim periods within those years. The Company does not expect these amendments to have a material effect on its financial statements.

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

	September 30, 2016
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Government-sponsored mortgage-backed	$3,660,290	$95,649	$(10,121)	$3,745,818
Municipals, tax-exempt	4,856,478	250,422	(2,173)	5,104,727
Municipals, taxable	1,301,446	71,309	-	1,372,755
Total investment securities	$9,818,214	$417,380	$(12,294)	$10,223,300

	December 31, 2015
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Government-sponsored mortgage-backed	$4,290,680	$66,350	$(44,581)	$4,312,449
Municipals, tax-exempt	4,916,379	140,335	(17,267)	5,039,447
Municipals, taxable	1,308,298	27,657	-	1,335,955
Total investment securities	$10,515,357	$234,342	$(61,848)	$10,687,851

The following table presents information regarding securities with unrealized losses at September 30, 2016:

	Securities in an Unrealized		Securities in an Unrealized
	Loss Position for Less than		Loss Position for More than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Government-sponsored mortgage-backed	$-	$-	$709,955	$10,121	$709,955	$10,121
Municipals, tax-exempt	322,119	2,173	-	-	322,119	2,173
Total temporarily impaired securities	$322,119	$2,173	$709,955	$10,121	$1,032,074	$12,294

The following table presents information regarding securities with unrealized losses at December 31, 2015:

	Securities in an Unrealized		Securities in an Unrealized
	Loss Position for Less than		Loss Position for More than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Government-sponsored mortgage-backed	$627,542	$5,569	$764,462	$39,012	$1,392,004	$44,581
Municipals, tax-exempt	323,796	6,249	1,074,440	11,018	1,398,236	17,267
Total temporarily impaired securities	$951,338	$11,818	$1,838,902	$50,030	$2,790,240	$61,848

At September 30, 2016, investment securities with a fair value of approximately $710,000 and unrealized losses of $10,121 had been in a continuous loss position for more than twelve months. At September 30, 2016, investment securities with a fair value of approximately $322,000 and unrealized losses of $2,173 had been in a continuous loss position for less than twelve months. All remaining investment securities were in an unrealized gain position. The Company believes, based on industry analyst reports and credit ratings that the deterioration in the fair value of these investment securities available for sale is attributed to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. The Company has the ability and intent to hold these securities until such time as the values recover or the securities mature. At December 31, 2015, investment securities with a fair value of approximately $951,000 and unrealized losses of $11,818 had been in a continuous loss for less than twelve months. At December 31, 2015, investment securities with a fair value of approximately $1.8 million and unrealized losses of $50,030 had been in a continuous loss position for more than twelve months. All remaining investment securities were in an unrealized gain position.

The amortized costs and fair values of investment securities available for sale at September 30, 2016, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers have the right to prepay the obligations.

	September 30, 2016
	Amortized	Fair
	Cost	Value
Due within one year	$—	$—
Due after one through three years	—	—
Due after three through five years	—	—
Due after five through ten years	1,301,446	1,372,755
Due after ten years	8,516,768	8,850,545
Total investment securities	$9,818,214	$10,223,300

NOTE 5 – LOANS

At September 30, 2016, our current loan portfolio consisted primarily of $32.3 million of commercial real estate loans, $16.3 million of commercial business loans, $13.1 million of home equity loans and $1.8 million of consumer loans. Our current loan portfolio composition is not materially different than the loan portfolio composition disclosed in the footnotes to the consolidated financial statements included in our 2015 10-K. The Bank plans to supplement its current lending strategy by expanding its consumer lending program, targeting prime and super-prime borrowers in the Bank’s current market area as well as throughout South Carolina.

During the nine month period ended September 30, 2016, three nonaccrual loans at the Bank were transferred to other real estate owned for $1,257,289. Specific reserves for each of these loans were included in the December 31, 2015 allowance accounts. During the period ended September 30, 2015, one nonaccrual loan at the Bank for $343,266 was transferred to other real estate owned for $300,000, net of a specific reserve, which includes $34,327 in selling costs, of $43,266.

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

The following table summarizes delinquencies and nonaccruals, by portfolio class, as of September 30, 2016 and December 31, 2015.

	Single and
	multifamily	Construction	Commercial
	residential	and	real estate -	Commercial
	real estate	development	other	business	Consumer	Total
September 30, 2016
30-59 days past due	$-	$-	$-	$90,135	$500	$90,635
60-89 days past due	-	-	-	-	-	-
Nonaccrual	138,045	-	193,188	-	-	331,233
Total past due and nonaccrual	138,045	-	193,188	90,135	500	421,868
Current	12,968,165	8,664,401	23,438,325	16,221,319	1,811,017	63,103,227
Total loans (gross of	$13,106,210	$8,664,401	$23,631,513	$16,311,454	$1,811,517	$63,525,095
deferred fees)
Deferred fees						(193,659)
Loan loss reserve						(853,137)
Total Loans, net						$62,478,299

	Single and
	multifamily	Construction	Commercial
	residential	and	real estate -	Commercial
	real estate	development	other	business	Consumer	Total
December 31, 2015
30-59 days past due	$75,890	$-	$-	$-	$-	$75,890
60-89 days past due	63,702	250,378	-	-	-	314,080
Nonaccrual	168,879	40,500	1,390,013	65,798	-	1,655,190
Total past due and nonaccrual	308,471	290,878	1,390,013	65,798	-	2,055,160
Current	16,126,251	6,995,581	24,169,930	16,961,256	1,369,224	65,622,242
Total loans (gross of	$16,434,722	$7,286,459	$25,559,943	$17,027,054	$1,369,224	$67,677,402
deferred fees)
Deferred fees						(135,647)
Loan loss reserve						(1,139,509)
Total Loans, net						$66,402,246

At September 30, 2016 and December 31, 2015, there were nonaccrual loans of approximately $331,000 and $1.7 million, respectively. Foregone interest income related to nonaccrual loans equaled $55,231 for the nine months ended September 30, 2016. Foregone interest income related to nonaccrual loans equaled $10,535 for the nine months ended September 30, 2015. No interest income was recognized on nonaccrual loans during the nine months ended September 30, 2016. At September 30, 2016 and December 31, 2015, there were no accruing loans which were contractually past due 90 days or more as to principal or interest payments.

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

The following table summarizes management’s internal credit risk grades, by portfolio class, as of September 30, 2016 and December 31, 2015.

	Single and
	multifamily	Construction	Commercial
	residential	and	real estate -	Commercial
September 30, 2016	real estate	development	other	business	Consumer	Total
Pass Loans	$8,166,976	$2,410,426	$-	$-	$1,811,517	$12,388,919
Grade 1 - Prime	-	-	-	-	-	-
Grade 2 - Good	-	-	-	-	-	-
Grade 3 - Acceptable	1,974,683	2,081,541	11,939,247	8,131,777	-	24,127,248
Grade 4 – Acceptable w/ Care	2,764,069	4,101,457	11,499,078	7,125,434	-	25,490,038
Grade 5 – Special Mention	62,437	70,977	-	831,026	-	964,440
Grade 6 - Substandard	138,045	-	193,188	223,217	-	554,450
Grade 7 - Doubtful	-	-	-	-	-	-
Total loans (gross of	$13,106,210	$8,664,401	$23,631,513	$16,311,454	$1,811,517	$63,525,095
deferred fees)

	Single and
	multifamily	Construction	Commercial
	residential	and	real estate -	Commercial
December 31, 2015	real estate	development	other	business	Consumer	Total
Pass Loans	$8,340,816	$1,350,332	$-	$-	$1,369,224	$11,060,372
Grade 1 - Prime	-	-	-	-	-	-
Grade 2 - Good	-	-	-	-	-	-
Grade 3 - Acceptable	4,479,116	809,004	8,121,125	7,667,706	-	21,076,951
Grade 4 – Acceptable w/ Care	3,382,209	4,759,864	14,724,468	8,199,385	-	31,065,926
Grade 5 – Special Mention	63,702	76,381	611,189	846,106	-	1,597,378
Grade 6 - Substandard	168,879	290,878	2,103,161	313,857	-	2,876,775
Grade 7 - Doubtful	-	-	-	-	-	-
Total loans (gross of	$16,434,722	$7,286,459	$25,559,943	$17,027,054	$1,369,224	$67,677,402
deferred fees)

Loans graded one through four are considered “pass” credits. At September 30, 2016, approximately 98% of the loan portfolio had a credit grade of “pass” compared to 93% at December 31, 2015. For loans to qualify for this grade, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment. Consumer loans are assigned a “pass” credit rating unless something within the loan warrants a specific classification grade. As of September 30, 2016 and December 31, 2015, we had loans totaling approximately $964,000 and $1.6 million, respectively, classified as special mention. This classification is utilized when an initial concern is identified about the financial health of a borrower. Loans are designated as such in order to be monitored more closely than other credits in the loan portfolio. At September 30, 2016, substandard loans totaled approximately $554,000, with all loans being collateralized by real estate compared to $2.9 million at December 31, 2015. Substandard credits are evaluated for impairment on a quarterly basis.

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

At September 30, 2016, impaired loans totaled $1.4 million, all of which were valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral. Impaired loans decreased $975,232 from December 31, 2015 due to three loans being transferred to other real estate owned for $1,257,289, approximately $374,000 in loan balance reductions through pay downs, and approximately $829,000 in loans being moved out of impaired status during the quarter, partially offset by three loans being deemed impaired with a recorded investment of approximately $1.0 million during the nine months ended September 30, 2016. Market values were obtained using independent appraisals, updated in accordance with our reappraisal policy, or other market data such as recent offers to the borrower. As of September 30, 2016, we had no loans that were classified in accordance with our loan rating policies but were not considered impaired. The following table summarizes information relative to impaired loans, by portfolio class, at September 30, 2016 and December 31, 2015.

	Unpaid			Average	Year to date
	principal	Recorded	Related	impaired	interest
	balance	investment	allowance	investment	income
September 30, 2016
With no related allowance recorded:
Single and multifamily residential real estate	$-	$-	$-	$205,715	$-
Construction and development	-	-	-	123,137	5,191
Commercial real estate - other	788,098	788,098	-	659,162	20,907
Commercial business	242,646	242,646	-	91,669	18,123
With related allowance recorded:
Single and multifamily residential real estate	200,483	200,483	101,283	220,816	2,457
Construction and development	-	-	-	126,353	-
Commercial real estate - other	193,188	193,188	28,188	580,095	-
Commercial business	-	-	-	9,070	-
Total:
Single and multifamily residential real estate	200,483	200,483	101,283	426,531	2,457
Construction and development	-	-	-	249,490	5,191
Commercial real estate - other	981,286	981,286	28,188	1,239,257	20,907
Commercial business	242,646	242,646	-	100,739	18,123
	$1,424,415	$1,424,415	$129,471	$2,016,017	$46,678

December 31, 2015
With no related allowance recorded:
Single and multifamily residential real estate	$-	$-	$-	$411,430	$21,667
Construction and development	-	-	-	177,047	-
Commercial real estate - other	905,968	905,968	-	415,488	29,423
Commercial business	-	-	-	62,015	-
With related allowance recorded:
Single and multifamily residential real estate	236,938	236,938	163,138	270,668	-
Construction and development	40,500	40,500	10,500	239,206	727
Commercial real estate - other	1,197,193	1,197,193	201,793	805,654	46,761
Commercial business	-	-	-	18,139	2,119
Total:
Single and multifamily residential real estate	236,938	236,938	163,138	682,098	21,667
Construction and development	40,500	40,500	10,500	416,253	727
Commercial real estate - other	2,103,161	2,103,161	201,793	1,221,142	76,184
Commercial business	-	-	-	80,154	2,119
	$2,380,599	$2,380,599	$375,431	$2,399,647	$100,697

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

Our policy with respect to accrual of interest on loans restructured in a TDR follows relevant supervisory guidance. That is, if a borrower has demonstrated performance under the previous loan terms and shows capacity to perform under the restructured loan terms continued accrual of interest at the restructured interest rate is likely. If a borrower was materially delinquent on payments prior to the restructuring, but shows capacity to meet the restructured loan terms, the loan will likely continue as nonaccrual going forward. Lastly, if the borrower does not perform under the restructured terms, the loan is placed on nonaccrual status. We will continue to closely monitor these loans and will cease accruing interest on them if management believes that the borrowers may not continue performing based on the restructured note terms.

At September 30, 2016 the principal balance of TDRs was zero as the one loan constituting our sole TDR at June 30, 2016 had been repaid in full at maturity in August 2016. At December 31, 2015, the principal balance of TDRs was zero as the one loan constituting our sole TDR had been transferred to other real estate owned.

There were no TDRs within the previous 12-month period for which there was a payment default during the nine months ended September 30, 2016.

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

The following table summarizes activity related to our allowance for loan losses for the nine months ended September 30, 2016 and 2015, by portfolio segment.

	Single and
	multifamily	Construction	Commercial
	residential	and	real estate -	Commercial
	real estate	development	other	business	Consumer	Total
September 30, 2016
Allowance for loan losses:
Balance, beginning of period	$265,797	$184,130	$439,830	$244,679	$5,073	$1,139,509
Provision (reversal of provision) for	(30,000)	(60,000)	45,000	(28,000)	5,000	(68,000)
loan losses
Loan charge-offs	-	(10,500)	(209,045)	-	(139)	(219,684)
Loan recoveries	-	-	-	-	1,312	1,312
Net loans charged-off	-	(10,500)	(209,045)	-	1,173	(218,372)
Balance, end of period	$235,797	$113,630	$275,785	$216,679	$11,246	$853,137

Individually reviewed for impairment	$101,283	$-	$28,188	$-	$-	$129,471
Collectively reviewed for impairment	134,514	113,630	247,597	216,679	11,246	723,666
Total allowance for loan losses	$235,797	$113,630	$275,785	$216,679	$11,246	$853,137

Gross loans, end of period:
Individually reviewed for impairment	$200,483	$-	$981,286	$242,646	$-	$1,424,415
Collectively reviewed for impairment	12,905,727	8,664,401	22,650,227	16,068,808	1,811,517	62,100,680
Total loans (gross of deferred fees)	$13,106,210	$8,664,401	$23,631,513	$16,311,454	$1,811,517	$63,525,095

September 30, 2015
Allowance for loan losses:
Balance, beginning of year	$160,797	$234,130	$363,097	$184,679	$90,073	$1,032,776
Provision (reversal of provision) for	105,000	(50,000)	120,000	60,000	(85,000)	150,000
loan losses
Loan charge-offs	-	-	(43,267)	-	-	(43,267)
Loan recoveries	-	-	-	-	-	-
Net loans charged-off	-	-	(43,267)	-	-	(43,267)
Balance, end of period	$265,797	$184,130	$439,830	$244,679	$5,073	$1,139,509

Individually reviewed for impairment	$158,529	$9,867	$212,836	$20,958	$-	$402,190
Collectively reviewed for impairment	107,268	174,263	226,994	223,721	5,073	737,319
Total allowance for loan losses	$265,797	$184,130	$439,830	$244,679	$5,073	$1,139,509

Gross loans, end of period:
Individually reviewed for impairment	$951,429	$39,867	$2,111,886	$82,352	$-	$3,185,534
Collectively reviewed for impairment	16,141,243	7,656,202	21,584,909	16,469,948	1,348,721	62,378,123
Total loans (gross of deferred fees)	$16,299,772	$7,666,069	$23,696,795	$16,552,300	$1,348,721	$65,563,657

	September	September
	30, 2016	30, 2015
Nonaccrual loans	$331,233	$2,461,342
Average gross loans	$64,628,769	$66,974,277
Net loans charged-off as a percentage of average gross loans	0.34%	0.01%
Allowance for loan losses as a percentage of total gross	1.34%	1.74%
loans
Allowance for loan losses as a percentage of non-accrual	257.56%	0.46%
loans

Portions of the allowance for loan losses may be allocated for specific loans or portfolio segments. However, the entire allowance for loan losses is available for any loan that, in management’s judgment, should be charged-off. The general reserve as a percentage of loans collectively reviewed for impairment was 1.17% at September 30, 2016 and December 31, 2015. While management utilizes the best judgment and information available to it, the ultimate adequacy of the allowance for loan losses depends on a variety of factors beyond our control, including the performance of our loan portfolio, the economy, changes in interest rates, and the view of the regulatory authorities toward loan classifications. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

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

		After one but
	One year or	within five	After five
	less	years	years	Total
September 30, 2016
Single and multifamily residential real estate	$1,576,246	$6,640,725	$4,889,239	$13,106,210
Construction and development	2,560,990	5,564,125	539,286	8,664,401
Commercial real estate - other	3,396,392	18,289,695	1,945,426	23,631,513
Commercial business	4,568,492	11,159,120	583,842	16,311,454
Consumer	911,206	818,435	81,876	1,811,517
Total	$13,016,326	$42,472,100	$8,039,669	$63,525,095

		After one but
	One year or	within five	After five
	less	years	years	Total
December 31, 2015
Single and multifamily residential real estate	$4,107,456	$7,977,523	$4,349,743	$16,434,722
Construction and development	2,850,334	3,915,218	520,907	7,286,459
Commercial real estate - other	5,740,738	17,556,599	2,262,606	25,559,943
Commercial business	5,170,004	11,334,906	522,144	17,027,054
Consumer	551,733	749,455	68,036	1,369,224
Total	$18,420,265	$41,533,701	$7,723,436	$67,677,402

Loans maturing after one year with:	September 30, 2016	December 31, 2015
Fixed interest rates	$17,935,580	$16,892,651
Floating interest rates	$32,576,189	$32,364,486

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

Available-for-sale investment securities ($10,223,300 and $10,687,851 at September 30, 2016 and December 31, 2015, respectively) are carried at fair value and measured on a recurring basis using Level 2 inputs. Fair values are estimated by using bid prices and quoted prices of pools or tranches of securities with similar characteristics.

We do not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and a specific reserve within the allowance for loan losses is established or the loan is charged down to the fair value less costs to sell. At September 30, 2016, all impaired loans were evaluated on a nonrecurring basis based on the market value of the underlying collateral. Market values are generally obtained using independent appraisals or other market data, which the Company considers to be Level 3 inputs. The aggregate carrying amount, net of specific reserves, of impaired loans carried at fair value at September 30, 2016 and December 31, 2015 was $1.3 million and $2.0 million, respectively.

Other real estate owned and repossessed assets, generally consisting of properties or other collateral obtained through foreclosure or in satisfaction of loans, are carried at the lower or market value and measured on a non-recurring basis. Market values are generally obtained using independent appraisals which are generally prepared using the income or market valuation approach, adjusted for estimated selling costs which the Company considers to be Level 3 inputs. The carrying amount of other real estate owned and repossessed assets carried at fair value at September 30, 2016 and December 31, 2015 was $2,615,809 and $1,910,220, respectively. The Company utilizes two methods to determine carrying values, either appraised value, or if lower, current net listing price.

The Company has no assets whose fair values are measured using Level 1 inputs. The Company also has no liabilities carried at fair value or measured at fair value.

For Level 3 assets measured at fair value on a non-recurring basis as of September 30, 2016, the significant observable inputs used in the fair value measurements were as follows:

Fair Value at
	September		Significant
Description	30, 2016	Valuation Technique	Unobservable Inputs
Other real estate owned and repossessed assets	$ 2,615,809	Appraised value	Discounts to reflect current market conditions, abbreviated holding period, and estimated costs to sell
Impaired loans	$ 1,294,944	Internal assessment based on external third party appraised value	Adjustments to estimated value based on recent sales of comparable collateral, and estimated costs to sell

For Level 3 assets measured at fair value on a non-recurring basis as of December 31, 2015, the significant unobservable inputs used in the fair value measurements were as follows:

Fair Value at
	December 31,		Significant
Description	2015	Valuation Technique	Unobservable Inputs
Other real estate owned and repossessed assets	$ 1,910,220	Appraised value	Discounts to reflect current market conditions and estimated costs to sell
Impaired loans	$ 2,005,168	Internal assessment based on external third party appraised value	Adjustments to estimated value based on recent sales of comparable collateral, and estimated costs to sell

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

The estimated fair values of the Company’s financial instruments at September 30, 2016 and December 31, 2015 are as follows:

	Carrying
September 30, 2016	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$5,408,411	$5,408,411	$5,408,411	-	-
Interest bearing deposits in
other institutions	1,750,000	1,750,000	-	1,750,000	-
Federal funds sold	5,809,000	5,809,000	5,809,000	-	-
Investment securities
available for sale	10,223,300	10,223,300	-	10,223,300	-
Non-marketable equity
securities	380,050	380,050	-	380,050	-
Loans, net	62,478,299	62,668,293	-	-	62,668,293
Bank owned life insurance	2,521,199	2,521,199	-	2,521,199	-

Financial Liabilities:
Deposits	81,756,804	81,728,119	-	81,728,119	-
Securities sold under
agreements to repurchase	61,820	61,820	-	61,820	-

	Carrying
December 31, 2015	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$5,453,795	$5,453,795	$5,453,795	$-	$-
Interest-bearing deposits in
other institutions	1,500,000	1,500,000	-	1,500,000	-
Federal funds sold	8,446,000	8,446,000	8,446,000	-	-
Investment securities
available for sale	10,687,851	10,687,851	-	10,687,851	-
Non-marketable equity
securities	392,500	392,500	-	392,500	-
Loans, net	66,402,246	66,873,213	-	-	66,873,213

Financial Liabilities:
Deposits	83,567,325	83,538,827	-	83,538,827	-
Securities sold under
agreements to repurchase	113,080	113,080	-	113,080	-

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

As of September 30, 2016 and December 31, 2015, 3,097,255 total options were outstanding at a weighted average price of $1.11. Of the 3,097,255 options outstanding, 3,067,255 options were vested.

Compensation expense related to stock options granted was $10,126 and $236,512 for the nine months ended September 30, 2016 and September 30, 2015, respectively. The decrease in compensation expense related to stock options was due to several options becoming fully vested in 2015. The remaining stock options were fully vested in July 2016. Compensation expense is based on the fair value of the option estimated at the date of grant using the Black-Scholes option-pricing model. Compensation expense is recognized on a straight line basis over the vesting period of the option.

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

The following table presents selected financial information for the Company’s reportable business segments for the three and nine months ended September 30, 2016 and 2015.

		Holding Company
	Community	Transaction	Asset	Parent
	Banking	Services	Management	Only (1)	Total
For the three months ended
September 30, 2016
Interest income	$898,079	$—	$—	$—	$898,079
Interest expense	84,999	—	—	—	84,999
Net interest income	813,080	—	—	—	813,080
Reversal of provision for loan losses	—	—	—	—	—
Noninterest income	143,678	—	—	(140)	143,538
Noninterest expense	1,106,287	27,364	(43,664)	227,658	1,317,645
Loss before income taxes	(149,529)	(27,364)	43,664	(227,798)	(361,027)
Income taxes	—	—	—	—	—
Net loss	$(149,529)	$(27,364)	$43,664	$(227,798)	$(361,027)

     (1)      Excludes equity in earnings of wholly-owned Bank subsidiary.

		Holding Company
	Community	Transaction	Asset	Parent
	Banking	Services	Management	Only (1)	Total
For the nine months ended
September 30, 2016
Interest income	$2,740,448	$—	$—	$—	$2,740,448
Interest expense	243,980	—	—	—	243,980
Net interest income	2,496,468	—	—	—	2,496,468
Reversal of provision for loan
losses	(68,000)	—	—	—	(68,000)
Noninterest income	428,727	—	—	(380)	428,347
Noninterest expense	3,421,229	204,554	73,446	740,207	4,439,436
Loss before income taxes	(428,034)	(204,554)	(73,446)	(740,587)	(1,446,621)
Income taxes	—	—	—	—	—
Net income (loss)	$(428,034)	$(204,554)	$(73,446)	$(740,587)	$(1,446,621)

     (1)     Excludes equity in earnings of wholly-owned Bank subsidiary

	Community
	Banking	Holding Company (2)	Eliminations		Total
As of September 30,
2016
Cash and due from banks	$5,413,988	$1,644,724	$	(1,650,301)	$5,408,411
Federal funds sold	5,809,000	—		—	5,809,000
Interest-bearing deposits
in other institutions	1,750,000	—		—	1,750,000
Investment securities	10,223,300	—		—	10,223,300
Loans receivable, net	62,478,299	—		—	62,478,299
Other real estate owned	2,322,667	293,142		—	2,615,809
Property and equipment, net	2,020,242	23,561		—	2,043,803
Bank owned life
insurance	2,521,199	—		—	2,521,199
Other assets	782,021	357,928		—	1,139,949
Total assets	$93,320,716	$2,319,355		$(1,650,301)	$93,989,770

Deposits	$83,407,105	$—		$(1,650,301)	$81,756,804
Securities sold under
agreements to repurchase	61,820	—		—	61,820
Accrued and other liabilities	351,664	458,308		—	809,972
Shareholders’ equity	9,500,127	1,861,047		—	11,361,174
Total liabilities and shareholders’ equity	$93,320,716	$2,319,355		$(1,650,301)	$93,989,770

     (2)     Excludes investment in wholly-owned Bank subsidiary

		Holding Company
	Community	Transaction	Asset	Parent
	Banking	Services	Management	Only (1)	Total
For the three months ended
September 30, 2015
Interest income	$843,509	$—	$—	$—	$843,509
Interest expense	81,144	—	—	2,134	83,278
Net interest income	762,365	—	—	(2,134)	760,231
Reversal of provision for loan losses	150,000	—	—	—	150,000
Noninterest income	(60,783)	64	—	(132)	(60,851)
Noninterest expense	976,577	1,106,707	132,705	341,717	2,557,706
Income (loss) before income taxes	(424,995)	(1,106,643)	(132,705)	(343,983)	(2,008,326)
Income taxes	—	—	—	—	—
Net income (loss)	$(424,995)	$(1,106,643)	$(132,705)	$(343,983)	$(2,008,326)

     (1)      Excludes equity in earnings of wholly-owned Bank subsidiary

		Holding Company
	Community	Transaction	Asset	Parent
	Banking	Services	Management	Only (1)	Total
For the nine months ended
September 30, 2015
Interest income	$2,703,545	$—	$—	$—	$2,703,545
Interest expense	236,847	—	—	14,704	251,551
Net interest income	2,466,698	—	—	(14,704)	2,451,994

Provision for loan losses	150,000	—	—	—	150,000
Noninterest income	157,928	33,391	—	1,205	192,524
Noninterest expense	3,197,481	2,096,729	129,027	795,435	6,218,672
Income (loss) before income taxes	(722,855)	(2,063,338)	(129,027)	(808,934)	(3,724,154)
Income taxes	5,080	—	—	—	5,080
Net income (loss)	$(727,935)	$(2,063,338)	$(129,027)	$(808,934)	$(3,729,234)

     (1)     Excludes equity in earnings of wholly-owned Bank subsidiary

	Community
	Banking	Holding Company (2)	Eliminations	Total
As of September 30, 2015
Cash and due from banks	$5,996,959	$3,646,291	$(3,662,059)	$5,981,191
Federal funds sold	11,546,000	—	—	11,546,000
Investment securities	12,372,672	—	—	12,372,672
Loans receivable, net	64,288,549	—	—	64,288,549
Other real estate owned	1,308,900	631,320	—	1,940,220
Property and equipment, net	2,065,617	177,490	—	2,243,107
Other assets	785,832	431,238	—	1,217,070
Total assets	$98,364,529	$4,886,339	$(3,662,059)	$99,588,809

Deposits	$88,280,572	$—	$(3,662,059)	$84,618,513
Securities sold under
agreements to repurchase	23,641	—	—	23,641
Accrued and other liabilities	151,806	1,188,748	—	1,340,554
Shareholders’ equity	9,908,510	3,697,591	—	13,606,101
Total liabilities and shareholders’ equity	$98,364,529	$4,886,339	$(3,662,059)	$99,588,809

     (2)     Excludes investment in wholly-owned Bank subsidiary

NOTE 9 — NOTE PAYABLE

In September 2014, the Company closed a $600,000 one-year borrowing. The loan was provided by a board member of the Bank and as a result needed to comply with Regulation O. Proceeds of the loan were used primarily to fund the research and development effort in the Transaction Services business segment. The loan was collateralized by a first perfected security interest in certain real estate assets of the Company. The loan was fully drawn at closing, and carried an annual interest rate of 7% per annum for the first six months on any outstanding borrowings and then stepped up to 8% per annum for the remaining six months of the term. On March 18, 2015, one of the parcels of real estate was sold and a payment was made on the loan so that the outstanding balance of the loan was $149,774, which was equal to the balance on September 3, 2015. The outstanding balance of $149,774 plus accrued interest was repaid in its entirety on September 3, 2015.

NOTE 10 — BANK OWNED LIFE INSURANCE AND PRE-RETIREMENT BENEFIT PLAN

In June 2016, the Bank purchased two bank owned life insurance policies with aggregate death benefits of $2,500,000 for investment purposes. The Bank is responsible for paying all premiums and is the owner and beneficiary of the policies. At September 30, 2016, the cash surrender value of these policies was $2,521,199, and as a result $21,199 in income recognized during the period.

In connection with the purchase of the bank owned life insurance policies, the Bank offered pre-retirement death benefits to selected employees of the Bank. The policies are not transferrable to the employees and are not impacted by a change in control. The pre-retirement death benefits are indirectly funded by the bank owned life insurance.

NOTE 11—SUBSEQUENT EVENTS

In October 2016, the Company sold two pieces of real estate for proceeds of $218,577, net of closing costs and accrued expenses. A loss of $74,564 was recognized as a result of this transaction.

In October 2016, the Company sold investment securities with a fair value of $10,223,300. A gain of approximately $302,000 was recognized as a result of this transaction.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including information included or incorporated by reference in this document, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “believe,” “continue,” “assume,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in our forward-looking statements include, but are not limited, to the following:

●	strategies for growth and sources of new operating revenues, including the Bank’s expansion of its consumer lending program to target prime and super-prime borrowers in its current market areas as well as throughout South Carolina;

●	suspension of business divisions or segments, including digital banking or consumer lending;
●	operating revenues, expenses, effective tax rates, and other results of operations;
●	current and future products and services and plans to develop and promote them;
●	capital expenditures and our estimates regarding our capital expenditures;
●	liquidity, working capital requirements and access to funding;
●	cybersecurity risks, business disruptions or financial losses and changes in technology;
●	our shareholder relations;
●	defense of litigation brought by current and/or former officers, directors and/or shareholders;
●	mergers and acquisition activity;
●	use of proceeds from sales of our securities;
●	our ability to comply with regulations;
●	relations with federal and state regulators;
●	listing our shares, including any listing on a national securities exchange;

●	changes in economic conditions;
●	credit losses;
●	the rate of delinquencies and amount of loans charged-off;
●	allowances for loan losses and loan loss provisions;
●	the lack of loan growth in recent years;
●	our ability to attract and retain key personnel;
●	our ability to protect, use, develop, market and otherwise exploit our proprietary technology and intellectual property;
●	our ability to retain our existing customers;
●	increases in competitive pressure in the banking and financial services industries;
●	adverse changes in asset quality and resulting credit risk related losses and expenses;

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

Research and Development

All costs incurred to establish the technological feasibility of computer software to be sold, leased or otherwise marketed as research and development are expensed as incurred. Once technological feasibility has been established, the subsequent costs of producing, coding and testing the products should be capitalized. The expensing of computer software costs is discontinued when the product is available for general release for customers. The Company has not achieved technological feasibility and has expensed all computer software purchases and development expenses related to research and development of its digital banking, payments and transaction services business. On September 25, 2015 the Company suspended further development of its digital banking and payments and transaction services business and has subsequently been evaluating strategic alternatives for this business. A key goal of the Company’s digital banking business was to reduce costs for banking activities and operate more efficiently through utilizing mobile and on-line delivery channels. In furtherance of this goal and based in part upon the institutional knowledge acquired in the pursuit of the digital banking strategy, the Company plans to supplement its current lending strategy by expanding its consumer lending program with on-line offerings, targeting prime and super-prime borrowers in the Bank’s current market area as well as throughout South Carolina.

Overview

The following discussion describes our results of operations for the three and nine month periods ended September 30, 2016 and 2015 and also analyzes our financial condition as of September 30, 2016.

The Consolidated Company

At September 30, 2016, we had total assets of $94.0 million, a decrease of $3.5 million, or 3.6%, from total assets of $97.5 million at December 31, 2015. The largest components of our total assets are net loans, investment securities available for sale, other real estate owned, federal funds sold and cash and due from banks, which were $62.5 million, $10.2 million, $2.6 million, $5.8 million and $5.4 million, respectively, at September 30, 2016. Comparatively, our net loans, investment securities available for sale, other real estate owned, federal funds sold and cash and due from banks totaled $66.4 million, $10.7 million, $1.9 million, $8.4 million and $5.5 million, respectively, at December 31, 2015.

Our liabilities and shareholders’ equity at September 30, 2016, totaled $82.6 million and $11.4 million, respectively, compared to liabilities of $84.8 million and shareholders’ equity of $12.6 million at December 31, 2015. The principal component of our liabilities is deposits, which were $81.8 million and $83.6 million at September 30, 2016 and December 31, 2015, respectively.

Our net loss was $361,027 for the three months ended September 30, 2016, or $0.02 per share, an improvement of $1.6 million, or 82%, compared to a net loss of $2.0 million, or $0.10 per share, for the three months ended September 30, 2015. This decrease in net loss was primarily driven by decreases in product research and development expenses as a result of the Company’s decision to suspend development of its digital banking, payments and transaction services business on September 25, 2015.

Our net loss was $1.4 million for the nine months ended September 30, 2016, or $0.07 per share, an improvement of $2.3 million, or 61.2%, compared to a net loss of $3.7 million, or $0.18 per share, for the nine months ended September 30, 2015. This decrease in net loss was primarily driven by decreases in product research and development expenses as a result of the Company’s decision to suspend development of its digital banking, payments and transaction services business on September 25, 2015, as well as due to the recovery of provision for loan losses of $68,000.

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

At September 30, 2016, we had total assets at the Bank of $93.3 million compared to $96.7 million at December 31, 2015. The largest components of total assets at the Bank are net loans, investment securities available for sale, other real estate owned, federal funds sold, and cash and due from banks, which were $62.5 million, $10.2 million, $2.3 million, $5.8 million and $5.4 million, respectively, at September 30, 2016. Comparatively, our net loans, investment securities available for sale, other real estate owned, federal funds sold and cash and due from banks totaled $66.4 million, $10.7 million, $1.3 million, $8.4 million and $5.5 million, respectively, at December 31, 2015. At September 30, 2016, we had total liabilities at the Bank of approximately $83.8 million compared to approximately $86.8 million at December 31, 2015. The largest components of total liabilities at the Bank are deposits, which were $83.4 million and $86.5 million at September 30, 2016 and December 31, 2015, respectively. In addition, the Company plans to supplement its current lending strategy by expanding its consumer lending program with on-line offerings, targeting prime and super-prime borrowers in the Bank’s current market area as well as throughout South Carolina.

The Company

The Company’s cash balances, independent of the Bank, were approximately $1.6 million and its real estate held for sale was $293,142 at September 30, 2016 compared to cash balances of approximately $2.9 million and real estate held for sale of $631,320 at December 31, 2015. The decrease in liquid assets of approximately $1.3 million is due primarily to the repayment of accrued liabilities during the quarter as well as approximately $204,000 in expenses incurred related to the transaction services segment, approximately $73,000 in expenses related to other real estate owned incurred related to the asset management segment, and approximately $301,000 in professional fees, $126,000 in consulting fees and $7,000 in data processing expenses incurred at the Company. See “Note 8 – Business Segments” for additional information related to the transaction services segment.

Results of Operations

Three months ended September 30, 2016 and 2015

We recorded a net loss of $361,027, or $0.02 per diluted share, for the quarter ended September 30, 2016, compared to a net loss of $2.0 million, or $0.10 per share (basic and diluted), for the quarter ended September 30, 2015. This decrease in net loss between comparable periods was primarily driven by decreases in research and development and expenses related to real estate owned. Net loss for the quarter ended September 30, 2015 also included the recognition of losses on the sales of investment securities as well as the recognition of provisions for loan losses. We did not recognize losses on sales of investment securities or provisions for loan losses during the quarter ended September 30, 2106. Each of these components is discussed in greater detail below.

The following table sets forth information related to our average balances, average yields on assets, and average costs of liabilities for the three months ended September 30, 2016 and 2015. We derived these yields by dividing annualized income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. The net amount of capitalized loan fees are amortized into interest income on loans.

	For the Three Months Ended September 30,
	2016			2015

	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Federal funds sold and other	$7,440,380	$15,386	0.82%	$17,643,203	$12,854	0.29%
Investment securities	10,402,196	61,709	2.35	13,492,665	77,243	2.30
Loans (1)	63,534,353	820,984	5.13	65,792,657	753,412	4.59
Total interest-earning assets	$81,376,929	$898,079	4.38%	$96,928,525	$843,509	3.49%

NOW accounts	$9,899,720	$3,084	0.12%	$7,995,257	$2,446	0.12%
Savings & money market	31,043,744	19,880	0.25	35,951,424	21,581	0.24
Time deposits (excluding brokered
time deposits)	27,825,087	61,932	0.88	29,191,488	57,089	0.78
Total interest-bearing deposits	$68,768,551	$84,896	0.49	$73,138,169	$81,116	0.44
Borrowings	221,009	103	0.18	83,346	2,162	10.40
Total interest-bearing liabilities	$68,989,560	$84,999	0.49%	$73,221,515	$83,278	0.46%

Net interest spread			3.89%			3.03%
Net interest income/ margin		$813,080	3.96%		$760,231	3.15%

(1)	Nonaccrual loans are included in average balances for yield computations.

For the three months ended September 30, 2016, we recognized $898,079 in interest income and $84,999 in interest expense, resulting in net interest income of $813,080, an increase of $52,849, or 7%, over the same period in 2015. Average earning assets decreased to $81.4 million for the three months ended September 30, 2016 from $96.9 million for the three months ended September 30, 2015, a decrease of $15.6 million, or 16.1%. This decrease in earning assets was primarily due to a $3.1 million decrease in average investment securities and a $2.3 million decrease in average loans between periods as a result of payoffs and repayments exceeding originations, as well as a $10.2 million decrease in average federal funds sold and other interest-bearing balances. Average interest bearing liabilities decreased to $69.0 million during the quarter ended September 30, 2016, from $73.2 million for the three months ended September 30, 2015, a decrease of $4.2 million, or 5.8%. Net interest margin, calculated as annualized net interest income divided by average earning assets, increased from 3.15% for the quarter ended September 30, 2015 to 3.96% for the quarter ended September 30, 2016, primarily due to an increase in yield on earning assets from 3.49% to 4.38% between periods from the effect of prepayment penalties being taken to income and an increase in cost of funds from 0.46% to 0.49% between periods due to the mix of liabilities and the timing of their repricing.

We did not recognize any provision for loan losses for the quarter ended September 30, 2016. We recognized a provision for loan losses of $150,000 for the quarter ended September 30, 2015. The allowance as a percentage of gross loans decreased to 1.34% as of September 30, 2016 compared to 1.74% at September 30, 2015. Specific reserves were approximately $129,000 on impaired loans of $1.4 million as of September 30, 2016 compared to specific reserves of approximately $402,000 on impaired loans of $3.2 million as of September 30, 2015. As of September 30, 2016 and December 31, 2015, the general reserve allocation was 1.17% for comparable periods, of gross loans not impaired.

For the three months ended September 30, 2016, noninterest income was $143,538 compared to $(60,851) for the three months ended September 30, 2015, an increase of $204,389, or 335.9%. Other noninterest income for the three months ended September 30, 2016 and 2015 was derived from service charges on deposits, customer service fees, and mortgage origination income. The primary contributors for this quarter’s increase were due to the recognition of income on bank owned life insurance as well as no losses recognized on investment security sales for the quarter. We recognized $129,143 in losses on sales of investment securities for the three months ended September, 30, 2015.

During the quarter ended September 30, 2016, we incurred noninterest expenses of $1.3 million, compared to noninterest expenses of $2.6 million for the quarter ended September 30, 2015, a decrease of $1.2 million, or 48.5%. This decrease in noninterest expenses for the three month period ended September 30, 2016 primarily resulted from a decrease in product research and development expenses of $1.1 million and a decrease of $163,902 in real estate owned activity which includes expenses to carry other real estate, gains and losses on sales of other real estate, and write-downs on real estate owned. Compensation and benefits remained relatively constant for the comparable periods.

We did not recognize any income tax benefit or expense for the three month period ended September 30, 2016 due to our net operating loss carryforward position. We did not recognize any income tax benefit or expense for the three months ended September 30, 2015 due to our net operating loss in 2015 at the Bank. Accounting literature states that a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized. The determination of whether a deferred tax asset is realizable is based on weighing all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified. We will continue to analyze our deferred tax assets and related valuation allowance on a quarterly basis, taking into account performance compared to forecasted earnings as well as current economic and internal information.

Nine months ended September 30, 2016 and 2015

We recorded a net loss of $1.4 million or $0.07 per share (basic and diluted), for the nine months ended September 30, 2016, a decrease in loss of $2.3 million compared to a net loss of $3.7 million, or $0.18 per diluted share, for the nine months ended September 30, 2015. This decrease in loss between comparable periods was primarily driven by decreases in product research and development expense, compensation expense and real estate owned activity as well as due to an increase in non-interest income and the reversal of provision for loan losses. Each of these components is discussed in greater detail below.

The following table sets forth information related to our average balances, average yields on assets, and average costs of liabilities for the nine months ended September 30, 2016 and 2015. We derived these yields by dividing annualized income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. The net amount of capitalized loan fees is amortized into interest income on loans.

	For the Nine Months Ended September 30,
	2016			2015
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Federal funds sold and other	$9,151,146	$48,251	0.70%	$8,106,555	$34,886	0.58%
Investment securities	10,545,721	195,793	2.48	14,621,763	256,789	2.36
Loans (1)	64,628,769	2,496,404	5.16	66,974,277	2,411,870	4.85
Total interest-earning assets	$84,325,636	$2,740,448	4.34%	$89,702,595	$2,703,545	4.06%

NOW accounts	$9,076,395	$8,224	0.12%	$8,029,542	$7,260	0.12%
Savings & money market	32,675,984	60,772	0.25	35,922,920	63,365	0.24
Time deposits (excluding brokered
time deposits)	27,513,511	174,803	0.85	29,328,314	165,378	0.76
Total interest-bearing deposits	$69,265,890	$243,799	0.47	$73,280,776	$236,003	0.43
Borrowings	143,897	181	0.17	710,383	15,548	2.95
Total interest-bearing liabilities	$69,409,787	$243,980	0.47%	$73,991,159	$251,551	0.46%

Net interest spread			3.87%			3.60%

Net interest income/ margin		$2,496,468	3.95%		$2,451,994	3.68%

(1)	Nonaccrual loans are included in average balances for yield computations.

For the nine months ended September 30, 2016, we recognized $2.7 million in interest income and $243,980 in interest expense, resulting in net interest income of $2.5 million, an increase of $44,474, or 1.8%, over the same period in 2015. Average earning assets decreased to $84.3 million for the nine months ended September 30, 2016 from $89.7 million for the nine months ended September 30, 2015 a decrease of $5.4 million, or 6%. This decrease in earning assets was due to a $4.1 million decrease in average investment securities and a decrease in average loans of $2.3 million between periods as a result of payoffs and repayments exceeding originations, partially offset by a $1.0 million increase in average federal funds sold. Average interest bearing liabilities decreased to $69.4 million for the nine months ended September 30, 2016 from $74.0 million for the nine months ended September 30, 2015 a decrease of $4.6 million, or 6.2%. Net interest margin, calculated as annualized net interest income divided by average earning assets increased to 3.95% for the nine months ended September 30, 2016, from 3.68% for the nine months ended September 30, 2015, primarily due to an increase in yield on earning assets from 4.06% to 4.34% between periods from the effect of prepayment penalties being taken to income.

We recognized a reversal of provision for loan losses of $68,000 for the nine months ended September 30, 2016. We recognized provisions for loan losses of $150,000 for the nine months ended September 30, 2015. The provision for loan losses is discussed further below under “Provision and Allowance for Loan Losses.”

For the nine months ended September 30, 2016, noninterest income was $428,347 compared to $192,524 for the nine months ended September 30, 2015, an increase of $235,823, or 122.5% between comparable periods. Noninterest income for the nine months ended September 30, 2016 and 2015 was derived from service charges on deposits, customer service fees, rental income, and mortgage origination income. In addition, noninterest income for September 2016 was positively impacted by the collection of SBA loan fees of $119,306. Noninterest income for September 2015 was also impacted by the recognition of losses on sales of investment securities recognized in the nine month period.

During the nine months ended September 30, 2016, we incurred noninterest expenses of $4.4 million, compared to noninterest expenses of $6.2 million for the nine months ended September 30, 2015, a decrease of $1.8 million, or 28.6%. This decrease in noninterest expenses resulted primarily from a decrease in product research and development expenses of $1.9 million, a decrease in compensation and benefits of $83,049 and a decrease in real estate owned activity of $58,543, partially offset by an increase in professional fees of $206,688 due to an increase in consulting fees at the Company. Compensation and benefits decreased by $83,049 due to shortages in personnel at the Bank.

We recognized $5,080 in income tax expense for the nine months ended September 30, 2015 due to our net operating income in 2014 at the Bank. We did not recognize any income tax benefit or expense for the nine months ended September 30, 2016 due to our net operating loss carryforward position.

Assets and Liabilities

General

Total assets as of September 30, 2016 and December 31, 2015 were $94.0 million and $97.5 million, respectively, a decrease of $3.5 million. Loans, net of allowance decreased $3.9 million due to loan repayments and transfers to other real estate owned during the quarter. Other real estate owned increased $705,589 due to three loan transfers for $1.3 million, partially offset by the sale of three pieces of real estate during the period for proceeds of $418,000 as well as the writedown of one piece of property of $183,522. Investment securities available for sale decreased $464,551 as a result of $576,492 in paydowns and $120,651 in amortization, partially offset by a $232,592 change in unrealized gains. Cash and cash equivalents decreased $45,384 and federal funds sold decreased $2.6 million. At September 30, 2016, our total assets consisted principally of $5.4 million in cash and due from banks, $5.8 million in fed funds sold, $1.8 million in interest-bearing deposits in other institutions, $10.2 million in investment securities, $62.5 million in net loans, $2.0 million in property and equipment and $2.6 million in other real estate owned and repossessed assets. Our management closely monitors and seeks to maintain appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and demand.

Liabilities at September 30, 2016 totaled $82.6 million, representing a decrease of approximately $2.2 million compared to December 31, 2015, and consisted principally of $81.8 million in deposits and $801,457 in accounts payable and accrued expenses. At September 30, 2016, shareholders’ equity was $11.4 million compared to $12.6 million at December 31, 2015. Shareholders’ equity decreased due to the recognition of net loss of $1.4 million, and stock option expense of $10,126, as well as an increase of $153,510 in unrealized gains on investment securities available for sale.

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, we invest a substantial percentage of our earning assets in our loan portfolio. At September 30, 2016, our gross loan portfolio consisted primarily of $32.3 million of commercial real estate loans, $16.3 million of commercial business loans, and $14.9 million of consumer and home equity loans. Our current loan portfolio composition is not materially different than the loan portfolio composition disclosed in the footnotes to the consolidated financial statements included in our 2015 Form 10-K. We experienced net repayments of $2.7 million during the nine months ended September 30, 2016 as a result of payoffs and repayments exceeding originations.

The composition of net loans by major category is as follows:

	September 30, 2016	% of Total
Real estate:
Commercial	$23,631,513	37.3%
Construction and development	8,664,401	13.7
Single and multifamily residential	13,106,210	20.7
Total real estate loans	45,402,124	71.7
Commercial business	16,311,454	25.8
Consumer	1,811,517	2.8
Deferred origination fees, net	(193,659)	(0.3)
Gross loans, net of deferred fees	63,331,436	100.0%
Less allowance for loan losses	(853,137)
Loans, net	$62,478,299

	December 31, 2015	% of Total
Real estate:
Commercial	$25,559,943	37.8%
Construction and development	7,286,459	10.8
Single and multifamily residential	16,434,722	24.3
Total real estate loans	49,281,124	72.9
Commercial business	17,027,054	25.2
Consumer	1,369,224	2.1
Deferred origination fees, net	(135,647)	(0.2)
Gross loans, net of deferred fees	67,541,755	100.0%
Less allowance for loan losses	(1,139,509)
Loans, net	$66,402,246

The largest component of our loan portfolio at September 30, 2016 was $23.6 million of commercial real-estate loans, which represented 37.3% of the portfolio. The remainder of our loan portfolio consisted primarily of $13.1 million of single and multifamily residential loans, $8.7 million of construction and development loans, $16.3 million of commercial business loans, and $1.8 million of consumer loans. The Bank plans to supplement its current lending strategy by expanding its consumer lending program, targeting prime and super-prime borrowers in the Bank’s current market area as well as throughout South Carolina.

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

Refer to Note 5, Loans, for a table summarizing delinquencies and nonaccruals, by portfolio class, as of September 30, 2016 and December 31, 2015. Total delinquent and nonaccrual loans decreased from $2.1 million at December 31, 2015 to $421,868 at September 30, 2016, a decrease of $1.6 million, or 79.5%. Nonaccrual loans decreased during the nine months due to the transfer of three loans during the period. At September 30, 2016, nonaccrual loans represented 0.5% of gross loans compared to 2.46% of gross loans as of December 31, 2015. Loans past due 30-89 days are considered potential problem loans and amounted to $90,635 and $389,970 at September 30, 2016 and December 31, 2015, respectively.

Another method used to monitor the loan portfolio is credit grading. As part of the loan review process, loans are given individual credit grades, representing the risk we believe is associated with the loan balance. Credit grades are assigned based on factors that impact the collectability of the loan, the strength of the borrower, the type of collateral, and loan performance. Commercial loans are individually graded at origination and credit grades are reviewed on a regular basis in accordance with our loan policy. Consumer loans are assigned a “pass” credit rating unless something within the loan warrants a specific classification grade. Refer to Note 5, Loans, for a table summarizing management’s internal credit risk grades, by portfolio class, as of September 30, 2016 and December 31, 2015.

Loans graded one through four are considered “pass” credits. At September 30, 2016, approximately 98% of the loan portfolio had a credit grade of “pass” compared to 93% at December 31, 2015. For loans to qualify for this grade, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment. Consumer loans are assigned a “pass” credit rating unless something within the loan warrants a specific classification grade.

Loans with a credit grade of five are not considered classified; however they are categorized as a special mention or watch list credit, and are considered potential problem loans. This classification is utilized by us when we have an initial concern about the financial health of a borrower. These loans are designated as such in order to be monitored more closely than other credits in our portfolio. We then gather current financial information about the borrower and evaluate our current risk in the credit. We will then either reclassify the loan as “substandard” or back to its original risk rating after a review of the information. There are times when we may leave the loan on the watch list, if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we determine to review the loan on a more regular basis. Loans on the watch list are not considered problem loans until they are determined by management to be classified as substandard. As of September 30, 2016 and December 31, 2015, we had loans totaling $964,440 and $1.6 million, respectively, on the watch list. Watch list loans remained relatively constant as no new loans were downgraded during the quarter.

Loans graded six or greater are considered classified credits. At September 30, 2016 and December 31, 2015, classified loans totaled $554,450 and $2.9 million, respectively. The decrease in this category of $2.3 million, or 80.7%, during the nine months ended September 30, 2016 is primarily due to three loans moving to other real estate owned for $1.3 million as well as approximately $374,000 in loan paydowns. Classified credits are evaluated for impairment on a quarterly basis.

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

At September 30, 2016, impaired loans totaled $1.4 million, all of which were valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral. Market values were obtained using independent appraisals, updated in accordance with our reappraisal policy, or other market data such as recent offers to the borrower. As of September 30, 2016, we had no loans that were classified in accordance with our loan rating policies but not considered impaired. Refer to Note 5, Loans, for a table summarizing information relative to impaired loans, by portfolio class, at September 30, 2016 and December 31, 2015.

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

At September 30, 2016 the principal balance of TDRs was zero as the one loan constituting our sole TDR at June 30, 2016 had been repaid in full at maturity in August 2016. At December 31, 2015, the principal balance of TDRs was zero as the one loan constituting our sole TDR had been transferred to other real estate owned.

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. At September 30, 2016, the allowance for loan losses was $853,137, or 1.34% of gross loans, compared to $1.1 million at December 31, 2015, or 1.68% of gross loans. The allowance for loan loss decreased primarily due to the reversal of provision of $68,000 that was recognized during the first quarter of 2016 and due to the charge off of one loan for $209,045.

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

Our allowance for loan losses consists of both specific and general reserve components. The specific reserve component relates to loans that are impaired loans as defined in FASB ASC Topic 310, “Receivables”. Loans determined to be impaired are excluded from the general reserve calculation described below and evaluated individually for impairment. Impaired loans totaled $1.4 million at September 30, 2016, with an associated specific reserve of $129,471. See Note 5, Loans, as well as the above discussion under “Loan Performance and Credit Quality” for additional information related to impaired loans.

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

Refer to Note 5, Loans, for a table summarizing activity related to our allowance for loan losses for the quarter ended September 30, 2016 and 2015, by portfolio segment. As of September 30, 2016, the allowance for loan losses was $853,137, or 1.34% of gross loans, compared to $1.1 million, or 1.68% of gross loans, as of December 31, 2015 and $1.1 million, or 1.74% of gross loans, as of September 30, 2015. We recognized a reversal of provision for loan losses of $68,000 for the nine months ended September 30, 2016. We recognized a provision for loan losses of $150,000 for the nine months ended September 30, 2015. Charge-offs for the nine months ended September 30, 2016 were $219,684. A recovery of $1,312 was recognized for the nine months ended September 30, 2016. The charge-offs during the nine months ended September 30, 2016 related to the write-down of collateral to fair value, against specific reserves, at the time of repossession. Partial charge-offs were based on recent appraisals and evaluations on commercial real estate loans in the process of foreclosure. Loans with partial charge-offs are typically considered impaired loans and remain on nonaccrual status.

Other Real Estate Owned and Repossessed Assets

At September 30, 2016 and December 31, 2015, we had approximately $2.6 million and $1.9 million in other real estate owned, respectively. During the nine months ended September 30, 2016, we completed two sales of five separate parcels of real estate. The sales of real estate resulted in a gain of approximately $56,342 and a loss of $6,027 and are included in the loss below. The following table summarizes changes in other real estate owned and repossessed assets for the nine months ended September 30, 2016 and 2015:

	2016	2015
Balance at beginning of period	$1,910,220	$2,557,457
Repossessed property acquired in settlement of loans	1,257,289	300,000
Proceeds from sales of repossessed property	(418,493)	(582,295)
Loss on sale and write-downs of repossessed property, net	(133,207)	(334,942)
Balance at end of period	$2,615,809	$1,940,220

As of September 30, 2016, other real estate owned consisted of commercial land valued at $1.1 million and commercial office space valued at $1.5 million. During 2015, other real estate owned for the Company decreased due to the sale of real estate owned that were purchased from the Bank for proceeds of approximately $455,000, which resulted in a gain of approximately $17,000 to the Company. Real estate owned also decreased due to the sale of two pieces of real estate held by the Bank for proceeds of approximately $143,000, which resulted in a loss of approximately $5,200. In addition, the Company recognized writedowns on real estate owned of approximately $377,000 during 2015. The remaining pieces of real estate owned that were purchased from the Bank are being actively marketed for sale. One piece of real estate was moved to other real estate owned in March for $300,000, and subsequently written down by $30,000. On January 28, 2016, proceeds of $36,000 were received from the sale of one piece of real estate held by the Company. A loss of $4,680 was recognized as a result of this transaction. In March 2016, one piece of real estate was moved to other real estate owned for $233,767. In May 2016, two pieces of real estate were moved to other real estate owned for $1.0 million. In addition, the Company recognized writedowns on real estate owned of approximately $184,000 during 2016. In August 2016, proceeds of $23,972 were received from the sale of one piece of real estate held by the Bank. A loss of $6,027 was recognized as a result of this transaction. In September 2016, proceeds of $358,520 were received from the sale of four pieces of real estate held by the Company. A gain of $51,662 was recognized as a result of this transaction. In October 2016, proceeds of $218,577 were received from the sale of two pieces of real estate held by the Company. A loss of $74,564 was recognized as a result of this transaction. These assets are being actively marketed with the primary objective of liquidating the collateral at a level which most accurately approximates fair value and allows recovery of as much of the unpaid principal loan balance as possible upon the sale of the asset within a reasonable period of time. Based on currently available valuation information, the carrying value of these assets is believed to be representative of their fair value less estimated costs to sell, although there can be no assurance that the ultimate proceeds from the sale of these assets will be equal to or greater than their carrying values, particularly in the current real estate environment.

Deposits

Our primary source of funds for loans and investments is our deposits. At September 30, 2016, we had $81.8 million in deposits, representing a decrease of $1.8 million compared to December 31, 2015. Deposits at September 30, 2016 consisted primarily of $23.3 million in demand deposit accounts, $29.8 million in money market accounts and $28.7 million in time deposits. Deposits at September 30, 2016 consisted in $21.8 million in time deposits greater than $100,000. As brokered deposits and advances have matured, we have not replaced these funds with wholesale funding as we have sought to reduce our reliance on brokered time deposits and other noncore funding sources. Our loan-to-deposit ratio was 76.4% and 79.4% at September 30, 2016 and December 31, 2015, respectively.

Borrowings

We use borrowings to fund growth of earning assets in excess of deposit growth. At September 30, 2016 and December 31, 2015, there were $61,820 and $113,080, respectively, in borrowings representing customer repurchase agreements.

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

The Consolidated Company

The Company’s level of liquidity is measured by the cash, cash equivalents, and investment securities available for sale to total assets ratio and was 24.7% at September 30, 2016 compared to 26.7% as of December 31, 2015. The decrease in liquidity is due primarily to the decrease in cash and due from bank and federal funds sold.

The Bank

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity at the Bank. We currently have $11.2 million in cash and fed funds sold. If our cash needs at the Bank exceed that, we plan to liquidate temporary investments and generate deposits within our market. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. Our investment securities available for sale at September 30, 2016 amounted to $10.2 million, or 10.9% of total assets. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. At September 30, 2016, $2.4 million of our investment portfolio was pledged against outstanding debt. Therefore, the related debt would need to be repaid prior to the securities being sold and converted to cash.

The Bank is a member of the FHLB, from which applications for borrowings can be made for leverage purposes. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. At September 30, 2016, we had collateral that would support approximately $35.9 million in additional borrowings. We are subject to the FHLB’s credit risk rating policy which assigns member institutions a rating which is reviewed quarterly. The rating system utilizes key factors such as loan quality, capital, liquidity, profitability, etc. Our ability to access our available borrowing capacity from the FHLB in the future is subject to our rating and any subsequent changes based on our financial performance as compared to factors considered by the FHLB in their assignment of our credit risk rating each quarter.

The Bank also pledges collateral to the Federal Reserve Bank’s Borrower-in-Custody of Collateral program, and our available credit under this program was $16.5 million as of September 30, 2016.

The Bank has $5.5 million in federal funds purchased lines of credits through correspondent banks that are unsecured, but have not been utilized.

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

The Company

The Company’s cash balances, independent of the Bank, were approximately $1.6 million and its real estate held for sale was $293,142 at September 30, 2016 compared to cash balances of approximately $2.9 million and real estate held for sale of $631,320 at December 31, 2015. The decrease in liquid assets during this nine month period of approximately $1.3 million is due primarily to the repayment of accrued liabilities, approximately $205,000 in expenses incurred related to the transaction services segment, approximately $73,000 in other real estate owned expenses incurred related to the asset management segment, and approximately $741,000 in professional fees and data processing expenses incurred at the Company. See “Note 8 – Business Segments” for additional information related to the transaction services segment. The foregoing discussion is a summary only and should be read in conjunction with the 2015 Form 10-K as filed with the SEC and Management’s Discussion and Analysis in this Form 10-Q.

Impact of Off-Balance Sheet Instruments

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2016, we had issued commitments to extend credit of $2.7 million through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Capital Resources

Total shareholders' equity decreased from $12.6 million for December 31, 2015 to $11.4 million for September 30, 2016 due to a net loss of $1.4 million and stock option expense of $10,126, as well as an increase of $153,510 in unrealized gains on investment securities available for sale. The foregoing discussion is a summary only and should be read in conjunction with the 2015 Form 10-K as filed with the SEC and Management’s Discussion and Analysis in this Form 10-Q.

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

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at September 30, 2016 and December 31, 2015. It is management’s belief that, as of September 30, 2016, the Bank met all capital adequacy requirements under Basel III on a fully phased-in basis if such requirements were currently in effect.

					To be well capitalized
					under prompt
			For capital adequacy		corrective action
			purposes		provisions
	Actual		Minimum		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2016
Total Capital (to risk
weighted assets)	$10,086,000	13.4%	$6,025,000	8.0%	$7,532,000	10.0%
Tier 1 Capital (to risk
weighted assets)	9,233,000	12.2	3,012,000	4.0	4,519,000	6.0
Tier 1 Capital (to
average assets)	9,233,000	10.0	3,698,000	4.0	4,623,000	5.0
Common Equity Tier
1 Capital (to risk
weighted assets)	9,233,000	12.2	3,389,000	4.5	3,389,000	4.5

As of December 31, 2015
Total Capital (to risk
weighted assets)	$10,598,000	14.1%	$6,029,000	8.0%	$7,536,000	10.0%
Tier 1 Capital (to risk
weighted assets)	9,653,000	12.8	3,014,000	4.0	4,521,000	6.0
Tier 1 Capital (to
average assets)	9,653,000	10.0	3,875,000	4.0	4,844,000	5.0
Common Equity Tier
1 Capital (to risk
weighted assets)	9,653,000	12.8	3,391,000	4.5	3,391,000	4.5

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: November 9, 2016	By:	/s/Lawrence R. Miller
Lawrence R. Miller
Interim Chief Executive Officer
(Principal Executive Officer)

	By:	/s/Martha L. Long
Martha L. Long
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certification.

101 The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and 2015, (iii) Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2016 and 2015, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (v) Notes to Consolidated Financial Statements.