Form 10-K
period 2016-12-31
Independence Bancshares, Inc.
filed 2017-03-24
CIK 1311828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For The Fiscal Year Ended: December 31, 2016.

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the Transition Period from ______ to ______

Commission file number 000-51907

Independence Bancshares, Inc.
(Exact name of registrant as specified in its charter)

South Carolina	20-1734180
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 E. Washington Street, Greenville	29601
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

As of June 30, 2016, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon an estimate the last sales price of the registrant’s common stock of $0.19 was approximately $3,895,524.

The number of shares outstanding of the issuer’s common stock, as of March 23, 2017 was 20,502,760.

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

Cautionary Note Regarding Forward-Looking Statements

This Annual report on Form 10-K, including information included or incorporated by reference in this document, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “believe,” “continue,” “assume,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in our forward-looking statements include, but are not limited, to the following:

•	strategies for growth and sources of new operating revenues, including the Bank’s expansion of its consumer lending program to target prime and super-prime borrowers in its current market areas as well as throughout South Carolina;

•	suspension of business divisions or segments, including digital banking or consumer lending;

•	operating revenues, expenses, effective tax rates, and other results of operations;

•	current and future products and services and plans to develop and promote them;

•	capital expenditures and our estimates regarding our capital expenditures;

•	liquidity, working capital requirements and access to funding;

•	cybersecurity risks, business disruptions or financial losses and changes in technology;

•	our shareholder relations;

•	defense of litigation brought by current and/or former officers, directors and/or shareholders;

•	mergers and acquisition activity;

•	use of proceeds from sales of our securities;

•	our ability to comply with regulations;

•	relations with federal and state regulators;

•	listing our shares, including any listing on a national securities exchange;

•	changes in economic conditions;

•	credit losses;

•	the rate of delinquencies and amount of loans charged-off;

•	allowances for loan losses and loan loss provisions;

•	the lack of loan growth in recent years;

•	our ability to attract and retain key personnel;
1

•	our ability to protect, use, develop, market and otherwise exploit our proprietary technology and intellectual property;

•	our ability to retain our existing customers;

•	increases in competitive pressure in the banking and financial services industries;

•	adverse changes in asset quality and resulting credit risk related losses and expenses;

•	changes in the interest rate environment, business conditions, inflation and changes in monetary and tax policies;

•	changes in political, legislative or regulatory conditions;

•	loss of consumer confidence and economic disruptions resulting from terrorist activities or other military actions;

•	changes in deposit flows;

•	changes in accounting policies and practices; and

•	other risks and uncertainties detailed in our other filings with the SEC.

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

Item 1. Business.

General

Independence Bancshares, Inc. (the “Company”) is a South Carolina corporation organized to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956 and the South Carolina Banking and Branching Efficiency Act of 1996, and to own and control all of the capital stock of Independence National Bank (the “Bank”), a national association organized under the laws of the United States. Since opening for business on May 16, 2005, the Bank has operated as a traditional community bank in Greenville, South Carolina, fulfilling the financial needs of individuals and small businesses in its market. The Bank provides traditional checking and savings products insured by the Federal Deposit Insurance Corporation (the “FDIC”) and consumer, commercial and mortgage loans, as well as ATM and online banking, cash management and safe deposit boxes.

As previously reported, on September 25, 2015, the Company suspended development of its digital banking, payments and transaction services business and subsequently began evaluating strategic alternatives for the Company. A key goal of the Company’s digital banking business was to reduce costs for banking activities and operate more efficiently through utilizing mobile and online delivery channels. In furtherance of this goal and based in part upon the institutional knowledge acquired in the pursuit of the digital banking strategy, the Company plans to supplement its current lending strategy by expanding its consumer lending program with online offerings, targeting prime and super-prime borrowers in the Bank’s current market area as well as throughout South Carolina. The Company’s board of directors is focused on profitably growing the Bank and enhancing shareholder value through this targeted expansion of its consumer lending program which may include purchases of in-market consumer loans that meet our underwriting criteria.

Banking Services

Market

Our primary focus and target market is to fulfill the financial needs of individual consumers, small business owners, the legal and medical communities, insurance agencies, and clients owning and developing income producing properties primarily in the Greenville metropolitan area. In our consumer lending line of business, we focus on a broader market area that currently includes the entire state of South Carolina. We intend to use our “closeness” to the market via local ownership, quick response time, pricing discretion, person-to-person relationships and an experienced, well known senior management team in leveraging our market share in the greater

Greenville area while looking for ways to differentiate the Bank from our competition. Our new on-line consumer lending program is one of these ways we seek to differentiate the Bank from our competition.

Location and Service Area

Our primary market is Greenville County, which is located in the upstate region of South Carolina. The cities of Fountain Inn, Greenville, Greer, Mauldin, Simpsonville, and Travelers Rest make up Greenville County. The Greenville metropolitan area, positioned on the I-85 corridor, is home to one of the strongest manufacturing centers in the country, including approximately 250 international companies, such as the North American headquarters of BMW and Michelin, as well as Fluor Corporation, General Electric, and Lockheed Martin. Greenville County has a population of approximately 492,000, with a five-year projected annual growth rate of approximately 2.1%, according to the South Carolina Community Profiles published by the South Carolina Budget and Control Board’s Office of Research and Statistics. The area’s demographics have changed considerably over the past 10 years and currently over 42,000 businesses are operating within the county limits, according to the U.S. Census Bureau.

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

With respect to our on-line consumer lending program, we believe that because the business has been structured to be overwhelmingly conducted on-line, we will be able to expand our lending area outside of the area served by our physical branch network.

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

With respect to our on-line consumer lending program, our greatest source of competition is non-bank lenders and we believe that we can effectively compete in this product through utilizing mobile and online delivery channels as well as advantages – such as state law preemption – afforded to us as a national bank.

Products and Services

The Bank is primarily engaged in the business of accepting demand and time deposits and providing consumer, commercial and mortgage loans to the general public. With respect to our on-line consumer lending business, we provide unsecured consumer loans up to $35,000 to individual borrowers. Deposits in the Bank are insured by the FDIC up to a maximum amount, which is currently set at $250,000 per depositor. Other services which the Bank offers include mobile banking, online banking, commercial cash management, remote deposit capture, safe deposit boxes, bank official checks, traveler’s checks, and wire transfer capabilities.

Lending Activities

General. We emphasize a range of lending services, including commercial, real estate, unsecured consumer loans and equity-line consumer loans to individuals and small- to medium-sized businesses and professional firms that are located in or conduct a substantial portion of their business in our market area. The larger, well-established banks in our service area make proportionately more loans to medium- to large-sized businesses than we do. Our small- to medium-sized borrowers may be less able to withstand competitive, economic, and financial conditions than larger borrowers. Our underwriting standards vary for each type of loan, as described below. We compete for these loans with competitors who are well established in our service area and have greater resources and lending limits.

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

Consumer Loans. We have historically made a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit but have this year increased our focus on this line of business by implementing an on-line unsecured consumer loan product to individual borrowers of up to $35,000 per loan. Consumer loans are underwritten based on the borrower’s income, current debt level, past credit history, and the availability and value of collateral, if a secured loan. Consumer rates are both fixed and variable, with terms negotiable. Our installment loans typically amortize over periods up to 60 months. We will offer consumer loans with a single maturity date when a specific source of repayment is available. We typically require monthly payments of interest and a portion of the principal on our revolving loan products. Consumer loans are generally considered to have a greater risk than first or second mortgages on real estate because they may be unsecured, or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value than real estate.

Real Estate Mortgage Loans. The principal component of our loan portfolio is loans secured by real estate mortgages. We obtain a security interest in real estate whenever possible, in addition to any other available collateral, in order to increase the likelihood of the ultimate repayment of the loan. At December 31, 2016, loans secured by mortgages on real estate — first mortgages of approximately $45.2 million and second mortgages of approximately $3.9 million — made up approximately 71% of our loan portfolio.

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

•	Commercial Real Estate Loans. Commercial real estate loans generally have terms of five years or less, although payments may be structured on a longer amortization basis. We evaluate each borrower on an individual basis and attempt to determine their business risks and credit profile. We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 85% at origination. We generally require that debtor cash flow exceed 120% of monthly debt service obligations. We typically review all of the personal financial statements of the principal owners and require their personal guarantees. These reviews generally reveal secondary sources of payment and liquidity to support a loan request.

•	Construction and Development Real Estate Loans (Including Land Loans). We offered adjustable and fixed rate residential and commercial construction loans in the past. We continue to offer construction and development loans on a limited basis to certain qualified borrowers. The terms of construction and development loans have generally been limited to eighteen months, although some payments have been structured on a longer amortization basis. Most loans mature and require payment in full upon the sale of the property. We believe that construction and development loans generally carry a higher degree of risk than long term financing of existing properties. Repayment depends on the ultimate completion of the project and usually on the sale of the property. Specific risks include:
4

•	cost overruns;

•	mismanaged construction;

•	inferior or improper construction techniques;

•	economic changes or downturns during construction;

•	a downturn in the real estate market;

•	rising interest rates which may prevent sale of the property; and

•	failure to sell completed projects in a timely manner.

We attempt to reduce risk by obtaining personal guarantees where possible, and by keeping the loan-to-value ratio of the completed project below specified percentages. We previously reduced risk by selling participations in larger loans to other institutions when possible.

•	Residential Real Estate Loans and Home Equity Loans. We generally do not originate traditional long term residential mortgages, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit. Generally, we limit the loan-to-value ratio on our residential real estate loans to 80% at origination. We offer fixed and adjustable rate residential real estate loans with terms of up to 30 years. We typically offer these fixed rate loans through a third party rather than originating and retaining these loans ourselves. We typically originate and retain residential real estate loans only if they have adjustable rates. We also offer home equity lines of credit. Our underwriting criteria and the risks associated with home equity loans and lines of credit are generally the same as those for first mortgage loans. Home equity lines of credit typically have terms of fifteen years or less. We generally limit the extension of credit to 90% of the available equity of each property, although we may extend up to 100% of the available equity.

Commercial Business Loans. We make commercial loans across various lines of business. Commercial loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or if they are secured, the value of the security may be difficult to assess and more likely to decrease than real estate.

Equipment loans typically will be made for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term and secured by the financed equipment. Generally, we limit the loan-to-value ratio on these loans to 80% or less at origination. Working capital loans typically have terms not exceeding one year and usually are secured by accounts receivable, inventory, or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal will typically be repaid as the assets securing the loan are converted into cash, and in other cases principal will typically be due at maturity. Trade letters of credit, standby letters of credit, and foreign exchange will generally be handled through a correspondent bank as agent for the Bank.

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

Market Share

As of June 30, 2016, the most recent date for which FDIC deposit market share data is available, total deposits in the Greenville-Anderson-Mauldin, South Carolina MSA were over $15.4 billion, an increase of approximately 3.5% from $14.8 billion as of June 30, 2015. At June 30, 2016 and 2015, the Bank’s deposits represented 0.53% and 0.62% of this market, respectively.

Research and Development

All costs incurred to establish the technological feasibility of computer software to be sold, leased or otherwise marketed as research and development are expensed as incurred. Once technological feasibility has been established, the subsequent costs of producing, coding and testing the products should be capitalized. The expensing of computer software costs is discontinued when the product is available for general release for customers. The Company did not achieve technological feasibility in connection with the development its digital banking, payments and transaction services business and therefore expensed all computer software purchases and development expenses related to research and development. On September 25, 2015 the Company suspended the development of its digital banking business. During the year ended December 31, 2016 and 2015, we incurred product research and development expenses of approximately $250,000 and $2.2 million, respectively. The 2016 expenses related to remaining monthly contract costs which have since been completed.

Employees

As of March 23, 2017, we had 33 full-time employees and two part-time employees.

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

Privacy and Information Safeguard Laws

In the ordinary course of our business, we collect certain types of data, which subjects us to certain privacy and information security laws in the United States, including, for example, the Gramm-Leach-Bliley Act of 1999, or the “GLBA,” and other laws or rules designed to regulate consumer information and mitigate identity theft. We are also subject to privacy laws of various states. These state and federal laws impose obligations with respect to the collection, processing, storage, disposal, use and disclosure of personal information, and require that financial institutions have in place policies regarding information privacy and security. In addition, under federal and certain state financial privacy laws, we must provide notice to consumers of our policies and practices for sharing nonpublic information with third parties, provide advance notice of any changes to our policies and, with limited exceptions, give consumers the right to prevent use of their nonpublic personal information and disclosure of it to unaffiliated third parties. Certain state laws may, in some circumstances, require us to notify affected individuals of security breaches of computer databases that contain their personal information. These laws may also require us to notify state law enforcement, regulators or consumer reporting agencies in the event of a data breach, as well as businesses and governmental agencies that own data. In order to comply with the privacy and information safeguard laws, we have confidentiality/information security standards and procedures in place for our business activities and with network acceptance members and our third-party vendors and service providers. Privacy and information security laws evolve regularly, requiring us to adjust our compliance program on an ongoing basis and presenting compliance challenges.

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

Recent Legislative and Regulatory Developments

Although the financial crisis has now passed, two legislative and regulatory responses - the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the Basel III-based capital rules – continue to have an impact on our operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act. On July 21, 2010, President Obama signed into law the Dodd-Frank Act. The Dodd-Frank Act specifically impacts financial institutions in numerous ways, including:

•	The creation of a Financial Stability Oversight Council responsible for monitoring and managing systemic risk;

•	Granting additional authority to the Board of Governors of the Federal Reserve “(Federal Reserve”) to regulate certain types of nonbank financial companies;

•	Granting new authority to the FDIC as liquidator and receiver;

•	Changing the manner in which deposit insurance assessments are made;

•	Requiring regulators to modify capital standards;

•	Establishing the Consumer Financial Protection Bureau (the “CFPB”);

•	Capping interchange fees that banks with assets of $10 billion or more charge merchants for debit card transactions;

•	Imposing more stringent requirements on mortgage lenders; and

•	Limiting banks’ proprietary trading activities.

There are many provisions in the Dodd-Frank Act mandating regulators to adopt new regulations and conduct studies upon which future regulation may be based. While some have been issued, many remain to be issued. Governmental intervention and new regulations could materially and adversely affect our business, financial condition and results of operations.

Basel Capital Standards. Regulatory capital rules released in July 2013 to implement capital standards referred to as Basel III and developed by an international body known as the Basel Committee on Banking Supervision, impose higher minimum capital requirements for bank holding companies and banks. The rules apply to all national and state banks and savings associations, regardless of size and bank holding companies and savings and loan holding companies with more than $1 billion in total consolidated assets. More stringent requirements are imposed on “advanced approaches” banking organizations— those organizations with $250 billion or more in total consolidated assets, $10 billion or more in total foreign exposures, or that have opted in to the Basel II capital regime. The requirements in the rule began to phase in on January 1, 2015 for the Bank. The requirements in the rule will be fully phased in by January 1, 2019.

The rule includes certain new and higher risk-based capital and leverage requirements than those currently in place. Specifically, the following minimum capital requirements apply to the Bank:

•	a new common equity Tier 1 risk-based capital ratio of 4.5%;

•	a Tier 1 risk-based capital ratio of 6% (increased from the former 4% requirement);

•	a total risk-based capital ratio of 8% (unchanged from the former requirement); and

•	a leverage ratio of 4% (also unchanged from the former requirement).

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

In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three measurements (Common Equity Tier 1, Tier 1 capital and total capital). The capital conservation buffer will be phased in incrementally over time, becoming fully effective on January 1, 2019 and will consist of an additional amount of common equity equal to 2.5% of risk-weighted assets. As of January 1, 2016, we are required to hold a capital conservation buffer of 1.25%, increasing by 0.625% each successive year until 2019.

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

Volcker Rule. Section 619 of the Dodd-Frank Act, known as the “Volcker Rule”, prohibits any bank, bank holding company, or affiliate (referred to collectively as “banking entities”) from engaging in two types of activities: “proprietary trading” and the ownership or sponsorship of private equity or hedge funds that are referred to as “covered funds”. Proprietary trading is, in general, trading in securities on a short-term basis for a banking entity’s own account. Funds subject to the ownership and sponsorship prohibition are those not required to register with the SEC because they have only accredited investors or no more than 100 investors. In December 2013, our primary federal regulators, the Federal Reserve and the FDIC, together with other federal banking agencies, the SEC, and the Commodity Futures Trading Commission, finalized a regulation to implement the Volcker Rule. At December 31, 2016, the Company has evaluated our securities portfolio and has determined that we do not hold any covered funds.

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

Permitted Activities. Under the BHCA, a bank holding company is generally permitted to engage in or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in the following activities:

•	banking, managing or controlling banks;

•	furnishing services to or performing services for our subsidiaries; and

•	any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

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

Under the Change in Bank Control Act, a person or company is required to file a notice with the Federal Reserve if it will, as a result of the transaction, own or control 10% or more of any class of voting securities or direct the management or policies of a bank or bank holding company and either if the bank or bank holding company has registered securities or if the acquirer would be the largest holder of that class of voting securities after the acquisition. For a change in control at the holding company level, both the Federal Reserve and the subsidiary bank’s primary federal regulator must approve the change in control; at the bank level, only the bank’s primary regulator is involved. Transactions subject to the BHCA are exempt from Change in Bank Control Act requirements. For state banks, state laws, including that of South Carolina, typically require approval by the state bank regulator as well.

Source of Strength. There are a number of obligations and restrictions imposed by law and regulatory policy on bank holding companies with regard to their depository institution subsidiaries that are designed to minimize potential loss to depositors and to the FDIC insurance funds in the event that the depository institution becomes in danger of defaulting under its obligations to repay deposits. Under a policy of the Federal Reserve, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. Under the Federal Deposit Insurance Corporate Improvement Act of 1991, to avoid receivership of its insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become “undercapitalized” within the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution’s total assets at the time the institution became undercapitalized, or (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan.

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

An insured depository institution may not pay a management fee to a bank holding company controlling that institution or any other person having control of the institution if, after making the payment, the institution, would be undercapitalized. In addition, an institution cannot make a capital distribution, such as a dividend or other distribution that is in substance a distribution of capital to the owners of the institution if following such a distribution the institution would be undercapitalized. Thus, if payment of such a management fee or capital distribution would cause the Bank to become undercapitalized, it could not pay a management fee or dividend to the bank holding company.

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

As an FDIC-insured bank, the Bank must pay deposit insurance assessments to the FDIC based on its average total assets minus its average tangible equity. The Bank’s assessment rates are currently based on its risk classification (i.e., the level of risk it poses to the FDIC’s deposit insurance fund). Institutions classified as higher risk pay assessments at higher rates than institutions that pose a lower risk. In addition, following the fourth consecutive quarter (and any applicable phase-in period) where an institution’s total consolidated assets equal or exceed $10 billion, the FDIC will use a performance score and a loss-severity score to calculate an initial assessment rate. In calculating these scores, the FDIC uses an institution’s capital level and regulatory supervisory ratings and certain financial measures to assess an institution’s ability to withstand asset-related stress and funding-related stress. The FDIC also has the ability to make discretionary adjustments to the total score based upon significant risk factors that are not adequately captured in the calculations. In addition to ordinary assessments described above, the FDIC has the ability to impose special assessments in certain instances.

The FDIC’s deposit insurance fund is currently underfunded, and the FDIC has raised assessment rates and imposed special assessments on certain institutions during recent years to raise funds. Under the Dodd-Frank Act, the minimum designated reserve ratio for the deposit insurance fund is 1.35% of the estimated total amount of insured deposits. In October 2010, the FDIC adopted a restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. At least semi-annually, the FDIC will update its loss and income projections for the fund and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required.

In addition, FDIC insured institutions are required to pay a Financing Corporation assessment to fund the interest on bonds issued to resolve thrift failures in the 1980s. These assessments, which may be revised based upon the level of deposits, will continue until the bonds mature in the years 2017 through 2019. The amount assessed on individual institutions is in addition to the amount, if any, paid for deposit insurance according to the FDIC’s risk-related assessment rate schedules. Assessment rates may be adjusted quarterly to reflect changes in the assessment base.

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

Section 23A of the Federal Reserve Act places limits on the amount of loans or extensions of credit by a bank to any affiliate, including its holding company and on a bank’s investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of any affiliates of the bank. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the Bank’s capital and surplus and, as to all affiliates combined, to 20% of the Bank’s capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. The Bank is forbidden to purchase low quality assets from an affiliate.

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

Consumer Protection Regulations. Activities of the Bank are subject to a variety of statutes and regulations designed to protect consumers. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

•	the Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	the Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act, governing the use and provision of information to credit reporting agencies, certain identity theft protections, and certain credit and other disclosures;

•	the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of the Bank also are subject to:

•	the Federal Deposit Insurance Act, which among other things, limits the amount of deposit insurance available per account to $250,000 and imposes other limits on deposit-taking;

•	the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	the Electronic Funds Transfer Act and Regulation E which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•	the Truth in Savings Act and Regulation DD, which requires depository institutions to provide disclosures so that consumers can make meaningful comparisons about depository institutions and accounts.

Anti-Money Laundering. Financial institutions must maintain anti-money laundering programs that include established internal policies, procedures, and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. The Company and the Bank are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and “knowing your customer” in their dealings with foreign financial institutions and foreign customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and recent laws provide law enforcement authorities with increased access to financial information maintained by banks. Anti-money laundering obligations have been substantially strengthened as a result of the USA PATRIOT Act, enacted in 2001 and renewed through 2019. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications. The regulatory authorities have been active in imposing “cease and desist” orders and money penalty sanctions against institutions that have not complied with these requirements.

USA PATRIOT Act and Bank Secrecy Act. The USA PATRIOT Act amended, in part, the Bank Secrecy Act and provides for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering by enhancing anti-money laundering and financial transparency laws, as well as enhanced information collection tools and enforcement mechanics for the U.S. government, including: (i) requiring standards for verifying customer identification at account opening; (ii) rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (iii) reports by nonfinancial trades and businesses filed with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and (iv) filing suspicious activities reports if a bank believes a customer may be violating U.S. laws and regulations and requires enhanced due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications.

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

Privacy, Data Security and Credit Reporting. Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers. It is the Bank’s policy not to disclose any personal information unless required by law. The OCC and the federal banking agencies have prescribed standards for maintaining the security and confidentiality of consumer information. The Bank is subject to such standards, as well as standards for notifying consumers in the event of a security breach.

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

Effect of Governmental Monetary Policies. Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the U.S. government and its agencies. The Federal Reserve’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve have major effects upon the levels of bank loans, investments and deposits through its open market operations in U.S. government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies. On December 15, 2016, the Federal

Open Market Committee raised the federal funds target rate by 25 basis points, the second increase in as many years. An additional increase to the federal funds target rate of 25 basis points was made on March 16, 2017. Further increases may occur in 2017, but, if so, there is no announced timetable.

Incentive Compensation. The Dodd-Frank Act requires the federal bank regulators and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets that encourage inappropriate risks by providing an executive officer, employee, director or principal stockholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies proposed such regulations in April 2011. However, the 2011 proposal was replaced with a new proposal in May 2016, which makes explicit that the involvement of risk management and control personnel includes not only compliance, risk management and internal audit, but also legal, human resources, accounting, financial reporting and finance roles responsible for identifying, measuring, monitoring or controlling risk-taking. A final rule had not been adopted as of December 31, 2016.

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

Corporate Information

Our corporate headquarters is located at 500 East Washington Street, Greenville, South Carolina, 29601, and our telephone number is (864) 672-1776. Our Bank primary website is located at www.independencenb.com and our on-line consumer lending website is located at www.inb-loans.com. The information on these websites are not incorporated by reference into this report.

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

Risks Related to Our Business

If we do not generate positive earnings, there will be an adverse effect on our future results of operations.

For the years ended December 31, 2016 and 2015, we incurred net losses of $2.6 million and $4.8 million, respectively. For 2016, the $2.6 million loss was largely due to $1.1 million in professional fees, $407,000 in provisions for loan losses and $511,268 in expenses related to real estate owned. For 2015, the $4.8 million loss was largely due to $2.2 million in expenses for product research and development relating to our technology and infrastructure investments, $275,000 in license fees, and $457,173 in expenses related to real estate owned. Our failure to generate earnings could result in negative consequences, including that the regulatory authorities could implement enforcement actions against the Company and/or the Bank.

Working capital needs could adversely affect our results of operations and financial condition.

Our Bank’s primary funding sources are customer deposits and loan repayments. Deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments and general economic conditions. Scheduled loan repayments are a relatively stable source of funds; however, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors outside of our control, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability. Accordingly, we may be required from time to time to rely on secondary sources of working capital to meet withdrawal demands or otherwise fund operations. Those sources may include borrowings from the FHLB or Federal Reserve, federal funds lines of credit from correspondent banks and brokered deposits, to the extent allowable by regulatory authorities. While we believe that these sources are currently adequate, there can be no assurance they will be sufficient to meet future working capital demands, particularly if we were to experience atypical deposit withdrawal demands, increased loan demand or if regulatory decisions should limit available funding sources such as brokered deposits. We may be required to slow or discontinue loan growth (including through our new consumer lending program), capital expenditures or other investments or liquidate assets should those sources not be adequate.

We may need to raise additional capital and that capital may not be available on favorable terms, if at all.

Our management may adopt or deploy business strategies or plans, such as our new consumer lending program, the execution of which requires securing additional capital. Our ability to raise additional capital will depend on a number of factors outside of our control, including conditions in the capital markets. There is a risk we will not be able to raise the capital we need at all or upon favorable terms. If we cannot raise capital when needed, we would not be able to implement any such strategies or plans developed by management and we may be subject to increased regulatory supervision and restriction. Any restrictions imposed by regulators could have a material adverse effect on our financial condition and results of operations, whether directly or indirectly.

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

The success of our growth strategy depends on our ability to identify and retain individuals with experience and relationships in the markets and lines of business in which we intend to expand.

To expand our franchise successfully, we must identify and retain experienced key management members with expertise and relationships in particular markets or lines of business. We expect that competition for qualified management in the markets in which we may expand will be intense and that there will be a limited number of qualified persons with knowledge of and experience in the banking industry in these markets or lines of business. Even if we identify individuals that we believe could assist us in establishing a presence in a new market or line of business, we may be unable to recruit these individuals away from more established financial institutions. In addition, the process of identifying and recruiting individuals with the combination of skills and attributes required to carry out our strategy requires both management and financial resources and is often lengthy. Our inability to identify, recruit, and retain talented personnel to manage new offices effectively would limit our growth and could materially adversely affect our business, financial condition, and results of operations.

A return of recessionary conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which could have an adverse effect on our results of operations.

Economic conditions have improved since the end of the economic recession; however, economic growth has been slow and uneven, unemployment remains relatively high, and concerns still exist over the federal deficit, government spending and economic risks. A return of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Declines in real estate value and sales volumes and high unemployment levels may result in higher than expected loan delinquencies and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity and financial condition.

Furthermore, the Federal Reserve, in an attempt to help the overall economy, has among other things, kept interest rates low through its targeted federal funds rate and the purchase of U.S. Treasury and mortgage-backed securities. The Federal Reserve increased the target range for the federal funds rate by 25 basis points in December 2016 and indicated the potential for further gradual increases in the target rate depending on the economic outlook. As the federal funds rate increases, market interest rates will likely rise, which may negatively impact the housing markets and the U.S. economic recovery.

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

Furthermore, information security risks for financial institutions have generally increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties. Our technologies, systems, networks, and our customers’ devices may become the target of cyberattacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our customers’ confidential, proprietary and other information, or otherwise disrupt our or our customers’ or other third parties’ business operations. As cyber threats continue to evolve, we may also be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.

While we have not experienced any material losses relating to cyberattacks or other information security breaches to date, we may suffer such losses in the future and any information security breach could result in significant costs to us, which may include fines and penalties, potential liabilities from governmental or third party investigations, proceedings or litigation, legal, forensic and consulting fees and expenses, costs and diversion of management attention required for investigation and remediation actions, and the negative impact on our reputation and loss of confidence of our customers and others, any of which could have a material adverse impact on our business, financial condition and operating results.

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

At December 31, 2016, our nonperforming assets (which consist of nonaccrual loans and other real estate owned) totaled $2.5 million, or 2.8% of total assets. At December 31, 2015, our nonperforming assets were $2.9 million, or 3.1% of total assets. Our nonperforming assets adversely affect our earnings in various ways:

•	We do not record interest income on any nonperforming assets.

•	We must provide for probable loan losses through a charge to the provision for loan losses.

•	Noninterest expense increases when we must write down the value of properties in our other real estate owned portfolio to reflect changing market values.

•	There are legal fees associated with the resolution of problem assets, as well as carrying costs, such as taxes, insurance, and maintenance fees related to other real estate owned.

•	The resolution of nonperforming assets requires the active involvement of management, which can distract them from more profitable activity.

If additional borrowers become delinquent and do not pay their loans and we are unable to successfully manage our nonperforming assets, our losses and troubled assets could increase significantly, which could have a material adverse effect on our results of operations.

We have previously sustained losses from a decline in credit quality and may see further losses.

Our ability to generate earnings is significantly affected by the ability to properly originate, underwrite and service loans. We have previously sustained losses primarily because borrowers, guarantors or related parties have failed to perform in accordance with the terms of their loans and we failed to detect or respond to deterioration in asset quality in a timely manner. We could sustain additional losses for these reasons. Further problems with credit quality or asset quality could cause interest income and net interest margin to further decrease, which could adversely affect our business, financial condition and results of operations. We have identified credit deficiencies with respect to certain loans in our loan portfolio which were primarily related to the downturn in the real estate industry. As a result of the decline of the residential housing market between 2007 and 2012, property values for this type of collateral declined substantially. In response to this determination, we increased our loan loss reserve throughout 2010 and 2011 to address the risks inherent within our loan portfolio. Since that time, we consistently applied our methodology in calculating the reserve, and because charge offs dropped and market conditions stabilized, our reserve has declined from its peak. At December 31, 2016, our loan loss reserve was $1.3 million, or 2.21% of gross loans. Although credit quality has generally improved, future deterioration in the South Carolina real estate market as a whole or individual deterioration in the financial condition of our borrowers may cause management to adjust its opinion of the level of credit quality in our loan portfolio. Such a determination may lead to an increase in our provisions for loan losses, which could also adversely affect our business, financial condition, and results of operations.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market hurt our business.

As of December 31, 2016, approximately 71% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A weakening of the real estate market in our primary market area could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could adversely affect our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

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

While we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances we have made loans which exceed either our internal underwriting guidelines, supervisory guidelines, or both. We are permitted to hold loans that exceed supervisory guidelines up to 100% of our regulatory capital. We have made loans that exceed our internal guidelines to a limited number of customers who have significant liquid assets, net worth, and amounts on deposit with the Bank. As of December 31, 2016, approximately $1.8 million of our loans, or a loan balance equal to 18.5% of the Bank’s regulatory capital, had loan-to-value ratios that exceeded regulatory supervisory guidelines. In addition, supervisory limits on commercial loan-to-value exceptions are generally set at 30% of the Bank’s capital. At December 31, 2016, $691,746 of our commercial loans, or a loan balance equal to 7.0% of the Bank’s regulatory capital, exceeded the supervisory loan-to-value ratio. The number of loans in our portfolio with loan-to-value ratios in excess of supervisory guidelines, our internal guidelines, or both could increase the risk of delinquencies and defaults in our portfolio.

An economic downturn, in particular an economic downturn in South Carolina, could reduce our customer base, level of deposits, and demand for financial products such as loans.

Our success significantly depends upon the growth in population, income levels, deposits, and housing starts in our markets. Although negative developments that began in the latter half of 2007 have shown signs of improvement in recent years both nationally and in our primary markets of South Carolina, if the communities in which we operate do not grow or if economic conditions locally or nationally are unfavorable, our business may not succeed. An economic downturn or prolonged recession would likely result in further deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business. Interest received on loans represented approximately 92% of our interest income for the year ended December 31, 2016. If we experience an economic downturn or a prolonged economic recession occurs in the economy as a whole, borrowers will be less likely to repay their loans as scheduled. Moreover, in many cases the value of the real estate or other collateral that secures our loans was adversely affected by the recent economic downturn, and a more severe economic downtown or a prolonged economic recession could further negatively affect such values. Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. An economic downturn could, therefore, result in losses that materially and adversely affect our business.

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

The final Basel III capital rules generally require insured depository institutions and their holding companies to hold more capital, which could adversely affect our financial condition and operations.

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

The rule includes certain new and higher risk-based capital and leverage requirements than those currently in place. Specifically, the following minimum capital requirements apply to us:

•	a new common equity Tier 1 risk-based capital ratio of 4.5%;

•	a Tier 1 risk-based capital ratio of 6% (increased from the former 4% requirement);

•	a total risk-based capital ratio of 8% (unchanged from the former requirement); and

•	a leverage ratio of 4% (also unchanged from the former requirement).

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

In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 common equity, but the buffer applies to all three measurements (common equity Tier 1, Tier 1 capital and total capital). The capital conservation buffer will be phased in incrementally over time, becoming fully effective on January 1, 2019, and will consist of an additional amount of common equity equal to 2.5% of risk-weighted assets. As of January 1, 2017, we are required to hold a capital conservation buffer of 1.25%, increasing by 0.625% each successive year until 2019.

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

In addition, in the current economic and regulatory environment, bank regulators may impose capital requirements that are more stringent than those required by applicable existing regulations. The application of more stringent capital requirements for us could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions if we are unable to comply with such requirements. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital or additional capital conservation buffers, could result in management modifying our business strategy and could limit our ability to make distributions, including paying dividends or buying back our shares.

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

The Bank Secrecy Act, the USA PATRIOT Act, and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. The Financial Crimes Enforcement Network, established by the U.S. Treasury to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. There is also increased scrutiny of compliance with the rules enforced by the OFAC. Federal and state bank regulators also have begun to focus on compliance with Bank Secrecy Act and anti-money laundering regulations. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to potentially obtain regulatory approvals to further expand our new consumer lending program, which would negatively impact our business, financial condition and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.

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

The following table sets forth for the period indicated the high and low bid prices for our common stock reported by the OTC Bulletin Board for the periods indicated:

2016	High	Low
Fourth Quarter	0.18	0.12
Third Quarter	0.21	0.13
Second Quarter	0.21	0.11
First Quarter	0.38	0.18

2015
Fourth Quarter	0.43	0.23
Third Quarter	0.59	0.43
Second Quarter	0.56	0.42
First Quarter	0.60	0.42

As of March 23, 2017, there were 20,502,760 shares of common stock outstanding held by approximately 580 shareholders of record, and 8,425 shares of series A preferred convertible stock outstanding held by 11 shareholders.

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

Equity-Based Compensation Plan Information

For information regarding equity-based compensation awards outstanding and available for future grants at December 31, 2016, see Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” included in this Annual Report on Form 10-K.

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

The Company has reported losses from operations during 2016 and 2015, primarily due to expenses incurred in 2016 as a result of professional fees relating to the expansion of the Bank’s consumer lending program, credit write-downs, and losses on other real estate owned sold and due to expenses incurred in 2015 related to the costs associated with the transaction services segment, credit write-downs, and losses on other real estate owned sold. Due to regulatory restrictions, the Bank may not be a source of cash or capital for affiliates, including the Company, and may not be relied on as a source of financing. The foregoing discussion is a summary only and is qualified by reference to the report of the Company’s independent registered public accounting firm, Elliott Davis Decosimo, LLC, on page F-2 and the disclosure in other sections of this Form 10-K, including this section, the Risk Factors and our financial statements.

The Consolidated Company

At December 31, 2016, we had total assets of $90.5 million, a decrease of $7.0 million, or 7.2%, from total assets of $97.5 million at December 31, 2015. This decrease in assets was primarily driven by a decrease in investment securities of $8.2 million, a decrease in net loans of $7.3 million, and a decrease in cash and due from banks and federal funds sold of $3.1 million, partially offset by an increase in interest-bearing deposits in other institutions of $9.0 million and an increase in bank-owned life insurance of $2.5 million. Total assets at December 31, 2016 consisted of cash and due from banks of $4.6 million, interest bearing deposits in other institutions of $10.5 million, federal funds sold of $6.1 million, investment securities available for sale of $2.5 million, bank-owned life insurance of $2.5 million, non-marketable equity securities of $380,050, property, equipment and software of $2.0 million, other real estate owned and repossessed assets of $2.2 million, loans net of allowances for loan losses of $59.1 million, and accrued interest receivable and other assets of $358,277. Total liabilities at December 31, 2016 were $80.5 million compared to $84.8 million at December 31, 2015, a decrease of $4.3 million, or 5.1%. At December 31, 2016, liabilities consisted of deposits of $79.7 million, securities sold under agreements to repurchase of $113,598, and accrued interest payable and accounts payable and accrued expenses of $683,446. Shareholders’ equity at December 31, 2016 was $9.9 million, compared to $12.6 million at December 31, 2015, a decrease of $2.7 million or 21.4%. This decrease was primarily due to the recognition of a net loss of $2.6 million and a decrease in the unrealized gain on investment securities of $121,902.

Our net loss for the year ended December 31, 2016 was $2.6 million, or $0.13 per share, a decrease in loss of $2.2 million, or 46.7%, compared to a net loss of $4.8 million for the year ended December 31, 2015, or $0.23 per share. The Company’s decrease in net loss for the year was primarily driven by a decrease in noninterest expenses due to the suspension of further development of its digital banking business in September 2015. As a result, product research and development decreased $2.0 million. In addition, compensation and benefits expenses decreased $392,994, despite expenses incurred as a result of the filling of open positions during the year. Each of these components is discussed in greater detail below.

The Company

The Company’s cash balances, independent of the Bank, were $1.8 million and its real estate held for sale was zero at December 31, 2016 compared to cash balances of approximately $2.9 million and real estate held for sale of $631,320 at December 31, 2015. The Company’s accrued and other liabilities, independent of the Bank, were $304,346 at December 31, 2016 compared to $905,824 at December 31, 2015. The decrease in liquid assets of approximately $1.1 million and the decrease in payables of $601,478 is due primarily to a decrease in expenses incurred related to the transaction services segment as the Company suspended further development of its digital banking, payments and transaction services business in September 2015. The existing liabilities for the Company are related to deferred director fees and accrued audit and professional fees. See “Note 22 — Parent Company Financial Information” for additional information related to the transaction services segment.

The Bank

At December 31, 2016, we had total assets at the Bank of $90.4 million compared to $96.6 million at December 31, 2015. Total assets at December 31, 2016 consisted of cash and due from banks of $4.6 million, federal funds sold of $6.1 million, investment securities available for sale of $2.5 million, nonmarketable equity securities of $380,050, property, equipment, and software of $2.0 million, other real estate owned and repossessed assets of $2.23 million, net loans of $59.1 million, interest-bearing deposits in other institutions of $10.5 million, bank-owned life insurance of $2.5 million and accrued interest receivable and other assets of $731,838. At December 31, 2016, we had total liabilities at the Bank of approximately $82.0 million compared to approximately $86.8 million at December 31, 2015. The largest components of total liabilities at the Bank are deposits which were $81.6 million, respectively. We have included a number of tables to assist in our description of our results of operations. For example, the “Average Balances” table shows the average balance during 2016 and 2015 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we have channeled a substantial percentage of our earning assets into our loan portfolio. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included a table to help explain this. Finally, we have included a number of tables that provide detail about our investment securities, our loans, and our deposits and other borrowings.

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

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in Note 1 to our audited consolidated financial statements as of December 31, 2016.

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

Research and Development

All costs incurred to establish the technological feasibility of computer software to be sold, leased or otherwise marketed as research and development are expensed as incurred. Once technological feasibility has been established, the subsequent costs of producing, coding and testing the products should be capitalized. The expensing of computer software costs is discontinued when the product is available for general release for customers. The Company did not achieve technological feasibility in connection with the development of its digital banking business and therefore expensed all computer software purchases and development expenses related to research and development. As previously noted, on September 25, 2015, the Company suspended the development of its digital banking business.

Results of Operations

Net Interest Income

Net interest income is the Company’s primary source of revenue. Net interest income is the difference between interest earned on assets and interest paid on deposits and borrowings used to support such assets. Net interest income is determined by the rates earned on the Company’s interest-earning assets and the rates paid on its interest-bearing liabilities and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income was $3.2 million for the year ended December 31, 2016, a slight decrease of $1,787, or 0.1%, over net interest income of $3.2 million in 2015. Total interest income decreased by $2,935, or 0.1%, during the year, primarily due to a decrease in interest income on investment securities. Total interest expense decreased by $4,722, or 1.4%, during the year due to decreases in interest expense on deposits and borrowings.

Our consolidated net interest margin for the year ended December 31, 2016 was 3.89%, a 27 basis point increase over the net interest margin for the year ended December 31, 2015 of 3.62%. The net interest margin is calculated as net interest income divided by year-to-date average earning assets. Earning assets averaged $83.2 million in 2016, a decrease of $6.4 million, or 7.2%, from $89.6 million in 2015. This decrease in earning assets is due to the $4.4 million decrease in average investment securities available for sale and a decrease in average net loans of $2.6 million, partially offset by an increase in federal funds sold between years of $542,044. Our yield on earning assets increased during the year, moving from 3.99% for the year ended December 31, 2015 to 4.28% for the year ended December 31, 2016. This increase is largely attributable to an increase in yield on loans and investment securities. These increases were accompanied by an increase in the cost of interest-bearing liabilities, which moved from 0.44% for the year ended December 31, 2015 to 0.48% for the year ended December 31, 2016. The increase in this area was a result of several factors, including the repricing of deposits, specifically money market accounts and retail time deposits, which increased to a rate of 0.25% and 0.86%, respectively, for the year ended December 31, 2016 from 0.24% and 0.77%, respectively, for the year ended December 31, 2015. In pricing deposits, we considered our liquidity needs, the direction and levels of interest rates and local market conditions. At times, higher rates are paid initially to attract deposits. Borrowings averaged $135,708 for the year ended December 31, 2016 compared to $553,599 for the year ended December 31, 2015, primarily as a result of the repayment of the note payable. Our net interest spread was 3.81% for 2016 compared to 3.54% in 2015. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

	For the Year Ended December 31,
	2016			2015
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Interest-earning assets:
Federal funds sold and other	$10,013,935	$73,030	0.76%	$9,471,891	$49,953	0.56%
Investment securities	9,173,821	219,507	2.31%	13,575,466	323,979	2.31%
Loans (1)	64,014,530	3,272,291	5.11%	66,593,873	3,193,831	4.81%
Total interest-earning assets	83,202,286	3,564,828	4.28%	89,641,230	3,567,763	3.99%
Non-interest-earning assets	10,500,151			9,541,314
Total assets	$93,702,437			$99,182,544
Interest-bearing liabilities:
NOW accounts	$9,101,906	$10,935	0.12%	$8,129,603	$9,840	0.12%
Savings & money market	32,082,911	80,458	0.25%	35,400,117	83,492	0.24%
Time deposits (excluding brokered time deposits)	27,380,014	234,727	0.86%	29,021,956	222,152	0.77%
Total interest-bearing deposits	68,564,831	326,120	0.48%	72,551,676	315,484	0.44%
Borrowings	135,708	220	0.16%	553,599	15,578	2.82%
Total interest-bearing liabilities	68,700,539	326,340	0.48%	73,105,275	331,062	0.45%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	12,419,304			11,742,521
Other non-interest-bearing liabilities	776,104			1,836,190
Shareholders’ equity	11,806,490			12,498,558
Total liabilities and shareholders’ equity	$93,702,437			$99,182,544
Net interest spread			3.81%			3.54%
Net interest income/margin		$3,238,488	3.89%		$3,236,701	3.62%

(1)	Nonaccrual loans are included in average balances for yield computations.
34

	For the Year Ended December 31,
	2014
	Average Balance	Income/ Expense	Yield/ Rate
Interest-earning assets:
Federal funds sold and other	$5,125,344	$34,505	0.68%
Investment securities	19,225,587	495,403	2.58%
Loans (1)	66,635,561	3,388,060	5.10%
Total interest-earning assets	90,986,482	3,917,968	4.32%
Non-interest-earning assets	10,041,726
Total assets	$101,028,208
Interest-bearing liabilities:
NOW accounts	$7,112,555	$9,689	0.14%
Savings & money market	38,844,285	92,213	0.24%
Time deposits (excluding brokered time deposits)	28,085,586	184,351	0.66%
Brokered time deposits	388,688	6,034	1.56%
Total interest-bearing deposits	74,431,114	292,287	0.39%
Borrowings	2,596,893	19,737	0.76%
Total interest-bearing liabilities	77,028,007	312,024	0.41%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	10,646,556
Other non-interest-bearing liabilities	924,433
Shareholders’ equity	12,429,212
Total liabilities and shareholders’ equity	$101,028,208
Net interest spread			3.91%
Net interest income/margin		$3,605,944	3.97%

(1)	Nonaccrual loans are included in average balances for yield computations.
35

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following tables set forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	2016 Compared to 2015
	Total Change	Change in Volume	Change in Rate
Interest-earning assets:
Federal funds sold and other	$22,992	$3,185	$19,807
Investment securities	(100,952)	(101,797)	846
Loans (1)	69,711	(127,018)	196,728
Total interest income	(8,249)	(225,630)	217,381
Interest-bearing liabilities:
Interest-bearing deposits	9,772	(20,047)	29,818
Borrowings	(15,401)	(6,849)	(8,552)
Total interest expense	(5,629)	(26,895)	21,267
Net Interest Income	$(2,621)	$(198,733)	$196,113

	2015 Compared to 2014
	Total Change	Change in Volume	Change in Rate
Interest-earning assets:
Federal funds sold and other	$18,332	$25,142	$(6,810)
Investment securities	(182,755)	(134,712)	(48,043)
Loans (1)	(194,760)	(2,124)	(192,636)
Total interest income	(359,183)	(111,694)	(247,489)
Interest-bearing liabilities:
Interest-bearing deposits	23,261	(3,538)	26,798
Borrowings	(4,170)	(25,062)	20,891
Total interest expense	22,091	(28,600)	47,689
Net Interest Income	$(359,183)	$(83,094)	$(297,178)

(1)	Nonaccrual loans are included in average balances for yield computations.

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

36

We recorded a provision for loan losses of $407,000 for the year ended December 31, 2016, an increase of $257,000, or 171% from a provision for loan losses of $150,000 for the year ended December 31, 2015. The increase in provision for loan losses is primarily due to the recognition of specific reserves during 2016 on six impaired loans. The allowance as a percentage of gross loans increased to 2.21% at December 31, 2016 from 1.68% at December 31, 2015. Specific reserves were approximately $611,000 on impaired loans of $2.2 million as of December 31, 2016 compared to specific reserves of approximately $375,000 on impaired loans of $2.4 million as of December 31, 2015. As of December 31, 2016, the general reserve allocation was 1.22% of gross loans not impaired compared to 1.17% as of December 31, 2015. The provision for loan losses is discussed further below under “Provision and Allowance for Loan Losses.”

Non-interest Income

Non-interest income for the year ended December 31, 2016 was $840,100, an increase of 26.0% from non-interest income of $666,907 for the year ended December 31, 2015. Our largest components of non-interest income in 2016 were from residential loan origination fees, which were $231,495 for 2016, or approximately 27.6% of total non-interest income, and from the recognition of gains on sales of investments of $296,723, or approximately 35.3% of total non-interest income. Residential loan origination fees increased by $6,832, or 3.0%, during the year due to the changes in mortgage loan underwriting and compensation regulations as well as increased customer demand. The remaining increase is primarily due to the recognition of income related to the collection of SBA loan fees of $119,306. For the year ended December 31, 2016, service fees on deposit accounts totaled $95,431, an increase of $14,272, or 17.6%, from 2015 due primarily to an increase in NSF/return check fees. Other income includes ATM surcharges, wire fees, and commissions on insurance referrals. Other income was $97,145 for 2016, an increase of $51,310, or 111.9%, compared to $45,835 for the year ended December 31, 2015 due primarily to an increase related to commissions received and income recognized for bank-owned life insurance.

The Company recognized a gain on sale of investment securities available for sale of approximately $297,000 during 2016. The Company recognized a loss on sale of investment securities available for sale of approximately $88,000 during 2015.

Non-interest Expenses

The following table sets forth information related to our non-interest expenses for the years ended December 31, 2016 and 2015.

	2016	2015
Compensation and benefits	$2,557,959	$2,950,953
Real estate owned activity	512,407	457,173
Occupancy and equipment	639,167	678,404
Insurance	216,295	233,168
Data processing and related costs	471,976	343,107
Professional fees	1,050,062	1,320,505
Product research and development	249,594	2,209,978
Other	562,146	353,759
Total non-interest expenses	$6,259,606	$8,547,047

Non-interest expenses decreased by approximately $2.3 million, or 26.8%, for the year ended December 31, 2016. This decrease was primarily due to decreases in product research and development expenses, professional fees, and compensation and benefits expenses, partially offset by increases in data processing costs and other expenses. Product research and development expenses decreased $2.0 million due to the suspension of further development of the transaction services segment in September 2015. Product research and development expenses consisted primarily of outside service fees to developers, software licenses, compensation expense, consulting fees and research and development expense. Compensation and benefits decreased $392,994 due to the reduction in staffing related to the suspension of the product development segment as well as by a decrease of $293,703 in expense incurred related to stock option expense. Professional fees decreased $270,443 due to a decrease in consulting fees. These decreases were offset by a $128,869 increase in data processing costs and an increase of $208,387 in other expenses related to marketing and costs related to our consumer lending program.

37

Income Tax Expense

No income tax benefit or expense was recognized for the year ended December 31, 2016. In 2015, we recognized approximately $5,100 in state income taxes due with the Bank’s state tax return.

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

Balance Sheet Review

Investments

The purpose of the investment portfolio is to provide liquidity and stable returns through the purchase of high quality investment securities. At December 31, 2016, our investment portfolio of $2.5 million represented approximately 2.8% of total assets. The portfolio decreased from $10.7 million at December 31, 2015, or 11.0% of total assets. Decreases in investment balances during 2016 were due to normal investment maturities and repayments as well as due to the October 2016 sale of the mortgage-backed and municipal security portfolios. At December 31, 2016, we held one US Treasury note as an investment security available for sale. At December 31, 2015, we held government-sponsored mortgage-backed securities, non-taxable and taxable municipal bonds as investment securities available for sale. The amortized costs and the fair value of our investments at December 31, 2016, 2015 and 2014 are shown in the following table.

	2016		2015		2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for Sale
US Treasury Note	$2,507,861	$2,499,805	$—	$—	$—	$—
Government-sponsored mortgage-backed	—	—	4,290,680	4,312,449	7,597,334	7,601,517
Collateralized mortgage-backed	—	—	—	—	2,040,478	1,982,960
Municipals, tax-exempt	—	—	4,916,379	5,039,447	4,658,532	4,696,996
Municipals, taxable	—	—	1,308,298	1,335,955	1,317,433	1,334,053
Total	$2,507,861	$2,499,805	$10,515,357	$10,687,851	$15,613,777	$15,615,526

Contractual maturities and yields on our investment securities available for sale at December 31, 2016 are shown in the following table. Expected maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	One year or less		After one year through five years		After five years through ten years		After ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for Sale
US Treasury Note	—	—	$2,499,805	1.08%	—	—	—	—	$2,499,805	1.08%
Total	$—	—%	$2,499,805	1.08%	$—	—%	$—	—%	$2,499,805	1.08%

At December 31, 2016 and 2015, we also held non-marketable equity securities, which consisted of Federal Reserve Bank stock of $293,050 and $303,500, respectively, and FHLB stock of $87,000 and $89,000, respectively. These investments are carried at cost, which approximates fair market value.

38

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, a significant percentage of our earning assets are invested in our loan portfolio. Average loans for the year ended December 31, 2016 were $64.0 million, a decrease of $2.6 million, or 3.9%, compared to average loans of $66.6 million for the year ended December 31, 2015. Before allowance for loan losses, gross loans outstanding at December 31, 2016 were $60.5 million, or 66.9% of total assets, compared to $67.5 million, or 69.3% of total assets at December 31, 2015.

The principal component of our loan portfolio is loans secured by real estate mortgages. Most of our real estate loans are secured by residential or commercial property. We do not generally originate traditional long term residential mortgages for the Bank’s portfolio, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit. We obtain a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans we make to 80%. The total amount of second lien mortgage collateral and home equity loans as of December 31, 2016, 2015, 2014, 2013 and 2012 were approximately $4.3 million, $5.8 million, $8.3 million, $7.3 million, and $8.6 million, respectively.

The largest component of our loan portfolio at year-end was commercial real estate loans, which represented 36.4% of the portfolio. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration of certain types of collateral. Refer to Item 1, “Lending Activities”, for a detailed discussion regarding the risks inherent in each loan category noted above. Due to the short time our portfolio has existed, the current mix may not be indicative of the ongoing portfolio mix.

As previously disclosed, although traditionally we have maintained only a small percentage of the Bank’s loan portfolio in consumer loans, we plan to supplement our current lending strategy by expanding our consumer lending program with on-line offerings, targeting prime and super-prime borrowers in the Bank’s current market area as well as throughout South Carolina. We are focused on profitably growing the Bank and enhancing shareholder value through this targeted expansion of our consumer lending program, which may include purchases of in-market consumer loans that meet the Bank’s underwriting criteria.

39

The following tables summarize the composition of our loan portfolio as of December 31, 2016, 2015, 2014, 2013 and 2012.

	2016		2015
	Amount	% of Total	Amount	% of Total
Real Estate:
Commercial	$22,033,590	36.4%	$25,559,943	37.8%
Construction and development	7,913,783	13.1	7,286,459	10.8
Single and multifamily residential	13,314,130	22.0	16,434,722	24.3
Total real estate loans	43,261,503	71.5	49,281,124	72.9
Commercial business	15,954,106	26.4	17,027,054	25.2
Consumer — other	1,434,449	2.4	1,369,224	2.1
Deferred origination fees, net	(167,062)	(0.3)	(135,647)	(0.2)
Gross loans, net of deferred fees	60,482,996	100.0%	67,541,755	100.0%
Less allowance for loan losses	(1,338,149)		(1,139,509)
Total loans, net	$59,144,847		$66,402,246

	2014		2013
	Amount	% of Total	Amount	% of Total
Real Estate:
Commercial	$25,246,396	36.6%	$21,795,047	34.2%
Construction and development	8,425,453	12.2	10,053,100	15.8
Single and multifamily residential	18,073,429	26.2	18,757,484	29.5
Total real estate loans	51,745,278	75.0	50,605,631	79.5
Commercial business	16,059,082	23.2	12,170,698	19.1
Consumer — other	1,372,906	2.0	999,941	1.6
Deferred origination fees, net	(149,823)	(0.2)	(106,134)	(0.2)
Gross loans, net of deferred fees	69,027,443	100.0%	63,670,136	100.0%
Less allowance for loan losses	(1,032,776)		(1,301,886)
Total loans, net	$67,994,667		$62,368,250

	2012
	Amount	% of Total
Real Estate:
Commercial	$24,845,155	35.3%
Construction and development	12,299,452	17.5
Single and multifamily residential	21,294,926	30.2
Total real estate	58,439,533	83.0
Commercial business	10,915,768	15.5
Consumer — other	1,128,544	1.6
Deferred origination fees, net	(102,099)	(0.1)
Gross loans	70,381,746	100.0%
Less allowance for loan losses	(1,858,416)
Total loans, net	$68,523,330
40

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at December 31, 2016.

	One year or less	After one but within five years	After five years	Total
Real Estate:
Commercial	$3,144,814	$16,958,206	$1,930,570	$22,033,590
Construction and development	2,987,321	4,829,172	97,290	7,913,783
Single and multifamily residential	1,445,328	6,710,484	5,158,318	13,314,130
Total real estate	7,577,463	28,497,862	7,186,178	43,261,503
Commercial business	6,203,428	8,736,000	1,014,678	15,954,106
Consumer — other	540,500	821,639	72,310	1,434,449
Gross loans	$14,321,391	$38,055,501	$8,273,166	$60,650,058
Deferred origination fees, net				(167,062)
Gross loans, net of deferred fees				$60,482,996
Loans maturing — after one year with
Fixed interest rates				$16,767,328
Floating interest rates				$29,561,339

Loan Performance and Asset Quality

Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest (unless the loan is well-collateralized and in the process of collection), or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. When a loan is placed in nonaccrual status, interest accruals are discontinued and income earned but not collected is reversed. Cash receipts on nonaccrual loans are not recorded as interest income, but are used to reduce principal. Loans are removed from nonaccrual status when they become current as to both principal and interest and when concern no longer exists as to the collectability of principal or interest based on current available information or as evidenced by sufficient payment history, which generally is six months. Foregone interest income related to nonaccrual loans equaled $60,633 and $129,066 for the years ended December 31, 2016 and 2015, respectively. No interest income was recognized on nonaccrual loans during 2016 and 2015. At both December 31, 2016 and 2015, there were no accruing loans which were contractually past due 90 days or more as to principal or interest payments.

The following tables summarize delinquencies and nonaccruals, by portfolio class, as of December 31, 2016, 2015, 2014, 2013, and 2012.

	Single and multifamily residential real estate	Construction and development	Commercial real estate — other	Commercial business	Consumer	Total
December 31, 2016
30–59 days past due	$442,295	$—	$—	$617,052	$—	$1,059,347
60–89 days past due	—	—	—	409,675	—	409,675
Nonaccrual	108,951	—	195,500	—	—	304,451
Total past due and nonaccrual	551,246	—	195,500	1,026,727	—	1,773,473
Total debt restructurings	—	—	—	—	—	—
Current	12,762,884	7,913,783	21,838,090	14,927,379	1,434,449	58,876,585
Total loans	$13,314,130	$7,913,783	$22,033,590	$15,954,106	$1,434,449	$60,650,058
41

	Single and multifamily residential real estate	Construction and development	Commercial real estate — other	Commercial business	Consumer	Total
December 31, 2015
30–59 days past due	$75,890	$—	$—	$—	$—	$75,890
60–89 days past due	63,702	250,378	—	—	—	314,080
Nonaccrual	168,879	40,500	1,390,013	65,798	—	1,665,190
Total past due and nonaccrual	308,471	290,878	1,390,013	65,798	—	2,055,160
Total debt restructurings	—	—	—	—	—	—
Current	16,126,251	6,995,581	24,169,930	16,961,256	1,369,224	65,622,242
Total loans	$16,434,722	$7,286,459	$25,559,943	$17,027,054	$1,369,224	$67,677,402

	Single and multifamily residential real estate	Construction and development	Commercial real estate — other	Commercial business	Consumer	Total
December 31, 2014
30–59 days past due	$188,033	$39,561	$—	$23,938	$—	$251,532
60–89 days past due	—	—	—	9,129	—	9,129
Nonaccrual	—	—	534,057	—	—	534,057
Total past due and nonaccrual	188,033	39,561	534,057	33,067	—	794,718
Total debt restructurings	—	—	—	—	—	—
Current	17,885,396	8,385,892	24,712,339	16,026,015	1,372,906	68,382,548
Total loans	$18,073,429	$8,425,453	$25,246,396	$16,059,082	$1,372,906	$69,177,266

	Single and multifamily residential real estate	Construction and development	Commercial real estate — other	Commercial business	Consumer	Total
December 31, 2013
30–59 days past due	$—	$42,542	$524,430	$—	$—	$566,972
60–89 days past due	—	—	—	—	—	—
Nonaccrual	—	1,008,253	347,615	—	—	1,402,715
Total past due and nonaccrual	46,847	1,050,795	872,045	—	—	1,969,687
Total debt restructurings	46,847	—	—	—	—	—
Current	—	9,002,305	20,923,002	12,170,698	999,941	61,806,583
Total loans	$18,757,484	$10,053,100	$21,795,047	$12,170,698	$999,941	$63,776,270

	Single and multifamily residential real estate	Construction and development	Commercial real estate — other	Commercial business	Consumer	Total
December 31, 2012
30–59 days past due	$46,178	$—	$—	$—	$9,316	$55,494
60–89 days past due	—	—	—	—	1,541	1,541
Nonaccrual	719,260	3,710,587	331,000	—	—	4,760,847
Total past due and nonaccrual	765,438	3,710,587	331,000	—	10,857	4,817,882
Total debt restructurings	1,175,843	—	1,314,205	—	—	2,490,048
Current	19,353,645	8,588,865	23,199,950	10,915,768	1,117,687	63,175,915
Total loans	$21,294,926	$12,299,452	$24,845,155	$10,915,768	$1,128,544	$70,483,845

Total delinquent and nonaccrual loans decreased from $2,055,160 at December 31, 2015 to $1,773,473 at December 31, 2016, a decrease of $281,687 or 13.7%. This decrease was a result of the movement of three nonaccrual loans transferring to other real estate owned, which decreased by $1.4 million from 2015 to 2016, partially offset by an increase in loans past due 30-59 days of $983,457 and an increase in loans past due 60-89 days of $95,595 as discussed below. Nonaccrual decreases were seen in single and multifamily residential, construction and development, commercial real estate and residential lot real estate loans due to successful

42

foreclosure of the properties collateralizing these loans and their transfer to other real estate owned. At December 31, 2016, nonaccrual loans represented 0.5% of gross loans. Loans past due 30-89 days are considered potential problem loans and amounted to $1,469,022 and $389,970 at December 31, 2016 and 2015, respectively. The increase in 30-89 delinquent loans is due to seven loans moving into the 30-59 days delinquent category and two loans moving into the 60-89 days delinquent category.

Another method used to monitor the loan portfolio is credit grading. As part of the loan review process, loans are given individual credit grades, representing the risk we believe is associated with the loan balance. Credit grades are assigned based on factors that impact the collectability of the loan, the strength of the borrower, the type of collateral, and loan performance. Commercial loans are individually graded at origination and credit grades are reviewed on a regular basis in accordance with our loan policy. Consumer loans are assigned a “pass” credit rating unless something within the loan warrants a specific classification grade. The following tables summarize management’s internal credit risk grades, by portfolio class, as of December 31, 2016 and 2015.

	Single and multifamily residential real estate	Construction and development	Commercial real estate — other	Commercial business	Consumer	Total
December 31, 2016
Pass Loans (Consumer)	$8,246,567	$1,462,925	$—	$—	$1,434,449	$11,143,941
Grade 1 — Prime	—	—	—	—	—	—
Grade 2 — Good	—	—	—	—	—	—
Grade 3 — Acceptable	1,919,685	1,108,334	11,057,550	7,676,592	—	21,762,161
Grade 4 — Acceptable w/Care	2,877,013	5,273,411	9,232,019	7,307,961	—	24,690,404
Grade 5 — Special Mention	—	69,113	766,388	—	—	835,501
Grade 6 — Substandard	270,865	—	977,633	969,553	—	2,218,051
Grade 7 — Doubtful	—	—	—	—	—	—
Total loans	$13,314,130	$7,913,783	$22,033,590	$15,954,106	$1,434,449	$60,650,058

	Single and multifamily residential real estate	Construction and development	Commercial real estate — other	Commercial business	Consumer	Total
December 31, 2015
Pass Loans (Consumer)	$8,340,816	$1,350,332	$—	$—	$1,369,224	$11,060,372
Grade 1 — Prime	—	—	—	—	—	—
Grade 2 — Good	—	—	—	—	—	—
Grade 3 — Acceptable	4,479,116	809,004	8,121,125	7,667,706	—	21,076,951
Grade 4 — Acceptable w/Care	3,382,209	4,759,864	14,724,468	8,199,385	—	31,065,926
Grade 5 — Special Mention	63,702	76,381	611,189	846,106	—	1,597,378
Grade 6 — Substandard	168,879	290,878	2,103,161	313,857	—	2,876,775
Grade 7 — Doubtful	—	—	—	—	—	—
Total loans	$16,434,722	$7,286,459	$25,559,943	$17,027,054	$1,369,224	$67,677,402

Loans graded one through four are considered “pass” credits. Consumer loans are assigned a “pass” credit rating unless something within the loan warrants a specific classification grade. At December 31, 2016, approximately 95% of the loan portfolio had a credit grade of “pass” compared to 93% at December 31, 2015. For loans to qualify for this grade, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment.

Loans with a credit grade of five are not considered classified; however they are categorized as a special mention or watch list credit, and are considered potential problem loans. This classification is utilized by us when we have an initial concern about the financial health of a borrower. These loans are designated as such in order to be monitored more closely than other credits in our portfolio. We then gather current financial information about the borrower and evaluate our current risk in the credit. We will then either reclassify the loan as “substandard” or back to its original risk rating after a review of the information. There are times when we

43

may leave the loan on the watch list, if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we determine to review the loan on a more regular basis. Loans on the watch list are not considered problem loans until they are determined by management to be classified as substandard. As of December 31, 2016, we had loans totaling $835,501 on the watch list compared to $1.6 million as of December 31, 2015. This decrease was primarily related to two loans from 2015 being deemed as acceptable and one loan being repaid in full, partially offset by two loans being deemed special mention during 2016.

Loans graded six or greater are considered classified credits. At December 31, 2016 and 2015, classified loans totaled $2.2 million and $2.9 million, respectively, with the vast majority of these loans being collateralized by real estate. The decrease was primarily related to three loans moving to other real estate owned and three loans being repaid in full during 2016. Classified credits are evaluated for impairment on a quarterly basis.

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

At December 31, 2016, impaired loans totaled $2.2 million, all of which were valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral. Market values were obtained using independent appraisals, updated in accordance with our reappraisal policy, or other market data such as recent offers to the borrower. During 2016, the average recorded investment in impaired loans was $2.1 million compared to $2.4 million during 2015. As of December 31, 2016 and December 31, 2015, we had loans totaling approximately $835,501 and $498,437, respectively that were classified in accordance with our loan rating policies but were not considered impaired. On March 7, 2017, one impaired loan was transferred to other real estate owned for $165,000, net of a specific reserve of $35,000. The specific reserve was included in the December 31, 2016 allowance amounts. The following tables summarize information relative to impaired loans, by portfolio class, at December 31, 2016 and 2015.

	Unpaid principal balance	Recorded investment	Related allowance	Average impaired investment	Interest income
December 31, 2016
With no related allowance recorded:
Single and multifamily residential real estate	$99,794	$99,794	$—	$179,235	$3,261
Construction and development	—	—	—	109,660	6,130
Commercial real estate — other	782,133	782,133	—	718,589	46,778
Commercial	231,448	231,448	—	96,283	4,744
Consumer	—	—	—	—	—
With related allowance recorded:
Single and multifamily residential real estate	171,071	171,071	93,471	201,000	3,251
Construction and development	—	—	—	98,139	—
Commercial real estate — other	195,500	195,500	30,500	524,283	—
Commercial	738,105	738,105	487,490	191,329	46,315
Consumer	—	—	—	—	—
Total:
Single and multifamily residential real estate	270,865	270,865	93,471	380,235	6,512
Construction and development	—	—	—	207,799	6,130
Commercial real estate — other	977,633	977,633	30,500	1,242,872	46,778
Commercial	969,553	969,553	487,490	287,612	51,059
Consumer	—	—	—	—	—
	$2,218,051	$2,218,051	$611,461	$2,118,518	$110,479
44

	Unpaid principal balance	Recorded investment	Related allowance	Average impaired investment	Interest income
December 31, 2015
With no related allowance recorded:
Single and multifamily residential real estate	$—	$—	$—	$411,430	$21,667
Construction and development	—	—	—	177,047	—
Commercial real estate — other	905,968	905,968	—	415,488	29,423
Commercial	—	—	—	62,015	—
Consumer	—	—	—	—	—
With related allowance recorded:
Single and multifamily residential real estate	236,938	236,938	163,138	270,668	—
Construction and development	40,500	40,500	10,500	239,206	727
Commercial real estate — other	1,197,193	1,197,193	201,793	805,654	46,761
Commercial	—	—	—	18,139	2,119
Consumer	—	—	—	—	—
Total:
Single and multifamily residential real estate	236,938	236,938	163,138	682,098	21,667
Construction and development	40,500	40,500	10,500	416,253	727
Commercial real estate — other	2,103,161	2,103,161	201,793	1,221,142	76,184
Commercial	—	—	—	80,154	2,119
Consumer	—	—	—	—	—
	$2,380,599	$2,380,599	$375,431	$2,399,647	$100,697

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

At December 31, 2016, the principal balance of TDRs was zero as the one loan previously constituting our sole TDR during the year had been repaid in full at maturity in August 2016. At December 31, 2015, the principal balance of TDRs was zero as the one loan previously constituting our sole TDR had been transferred to other real estate owned. No TDRs went into default during the year ended December 31, 2015 and 2016. A TDR can be removed from “troubled” status once there is sufficient history of demonstrating the borrower can service the credit under market terms. We currently consider sufficient history to be approximately six months.

There were no loans modified as TDRs within the previous 12- month period for which there was a payment default during the years ended December 31, 2015 and 2016.

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statements of operations. At December 31, 2016, the allowance for loan losses was $1.3 million, or 2.20% of gross loans, compared to $1.1 million at December 31, 2015, or 1.68% of gross loans. This increase in the allowance for loan losses is due to the recognition of provision for loan losses, partially offset by charge-offs taken against specific reserves, as well as payoffs in our commercial real estate portfolio, which carries a higher historical loss ratio and, consequently, a higher reserve factor within our allowance model.

The provision, reversal of provision and allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and

45

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

Our allowance for loan losses consists of both specific and general reserve components. The specific reserve component relates to loans that are impaired loans as defined in FASB ASC Topic 310, “Receivables”. Loans determined to be impaired are excluded from the general reserve calculation described below and evaluated individually for impairment. Impaired loans totaled $2.2 million at December 31, 2016, with an associated specific reserve of approximately $611,000. See above discussion under “Loan Performance and Asset Quality” for additional information related to impaired loans.

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

The following tables summarize activity related to our allowance for loan losses for the years ended December 31, 2016, 2015, 2014, 2013, and 2012 by portfolio segment.

	Single and multifamily residential real estate	Construction and development	Commercial real estate — other	Commercial business	Consumer	Total
December 31, 2016
Allowance for loan losses:
Balance, beginning of year	$265,797	$184,130	$439,830	$244,679	$5,073	$1,139,509
Provision (reversal of provision) for loan losses	(30,000)	(100,000)	100,000	440,000	(3,000)	407,000
Loan charge-offs	—	(10,500)	(209,045)	—	(640)	(220,185)
Loan recoveries	—	—	—	—	11,825	11,825
Net loans charged-off	—	(10,500)	(209,045)	—	11,185	(208,360)
Balance, end of year	$235,797	$73,630	$330,785	$684,679	$13,258	$1,338,149
Individually reviewed for impairment	$93,471	$—	$30,500	$487,490	$—	$611,461
Collectively reviewed for impairment	142,326	73,630	300,285	197,189	13,258	726,688
Total allowance for loan losses	$235,797	$73,630	$330,785	$684,679	$13,258	$1,338,149
Gross loans, end of period:
Individually reviewed for impairment	$171,071	$—	$195,500	$738,105	$—	$1,104,676
Collectively reviewed for impairment	13,143,059	7,913,783	21,838,090	15,216,001	1,434,449	59,545,382
Total gross loans	$13,314,130	$7,913,783	$22,033,590	$15,954,106	$1,434,449	$60,650,058
46

	Single and multifamily residential real estate	Construction and development	Commercial real estate — other	Commercial business	Consumer	Total
December 31, 2015
Allowance for loan losses:
Balance, beginning of year	$160,797	$234,130	$363,097	$184,679	$90,073	$1,032,776
Provision (reversal of provision) for loan losses	105,000	(50,000)	120,000	60,000	(85,000)	150,000
Loan charge-offs	—	—	(43,267)	—	—	(43,267)
Loan recoveries	—	—	—	—	—	—
Net loans charged-off	—	—	(43,267)	—	—	(43,267)
Balance, end of year	$265,797	$184,130	$439,830	$244,679	$5,073	$1,139,509
Individually reviewed for impairment	$163,138	$10,500	$201,793	$—	$—	$375,431
Collectively reviewed for impairment	102,659	173,630	238,037	244,679	5,073	764,078
Total allowance for loan losses	$265,797	$184,130	$439,830	$244,679	$5,073	$1,139,509
Gross loans, end of period:
Individually reviewed for impairment	$236,938	$40,500	$2,103,161	$—	$—	$2,380,599
Collectively reviewed for impairment	16,197,784	7,245,959	23,456,782	17,027,054	1,369,224	65,296,803
Total gross loans	$16,434,722	$7,286,459	$25,559,943	$17,027,054	$1,369,224	$67,677,402

	Single and multifamily residential real estate	Construction and development	Commercial real estate — other	Commercial business	Consumer	Total
December 31, 2014
Allowance for loan losses:
Balance, beginning of year	$237,230	$485,010	$360,564	$129,009	$90,073	$1,301,886
Provision for loan losses	(150,000)	(295,265)	100,106	315,159	—	(30,000)
Loan charge-offs	—	(118,577)	(101,000)	(297,889)	—	(517,466)
Loan recoveries	73,567	162,962	3,427	38,400	—	278,356
Net loans charged-off	73,567	44,385	(97,573)	(259,489)	—	(239,110)
Balance, end of year	$160,797	$234,130	$363,097	$184,679	$90,073	$1,032,776
Individually reviewed for impairment	$—	$—	$88,712	$—	$—	$88,712
Collectively reviewed for impairment	160,797	234,130	274,385	184,679	90,073	944,064
Total allowance for loan losses	$160,797	$234,130	$363,097	$184,679	$90,073	$1,032,776
Gross loans, end of period:
Individually reviewed for impairment	$725,090	$—	$1,290,503	$—	$—	$2,015,593
Collectively reviewed for impairment	17,348,339	8,425,453	23,955,893	16,059,082	1,372,906	67,161,673
Total gross loans	$18,073,429	$8,425,453	$25,246,396	$16,059,082	$1,372,906	$69,177,266
47

	Single and multifamily residential real estate	Construction and development	Commercial real estate — other	Commercial business	Consumer	Total
December 31, 2013
Allowance for loan losses:
Balance, beginning of year	$611,576	$1,073,110	$63,747	$36,683	$73,300	$1,858,416
Provision for loan losses	(115,000)	(586,040)	703,817	85,827	16,820	105,424
Loan charge-offs	(259,346)	(97,060)	(407,000)	—	(148)	(763,554)
Loan recoveries	—	95,000	—	6,499	101	101,600
Net loans charged-off	(259,346)	(2,060)	(407,000)	6,499	(47)	(661,954)
Balance, end of year	$237,230	$485,010	$360,564	$129,009	$90,073	$1,301,886
Individually reviewed for impairment	$7,425	$101,000	$83,614	$—	$—	$192,039
Collectively reviewed for impairment	229,805	384,010	276,950	129,009	90,073	1,109,847
Total allowance for loan losses	$237,230	$485,010	$360,564	$129,009	$90,073	$1,301,886
Gross loans, end of period:
Individually reviewed for impairment	$138,691	$1,008,253	$347,969	$—	$—	$1,494,913
Collectively reviewed for impairment	18,618,793	9,044,847	21,447,078	12,170,698	999,941	62,281,357
Total gross loans	$18,757,484	$10,053,100	$21,795,047	$12,170,698	$999,941	$63,776,270

	Single and multifamily residential real estate	Construction and development	Commercial real estate — other	Commercial business	Consumer	Total
December 31, 2012
Allowance for loan losses:
Balance, beginning of year	$576,669	$688,847	$347,061	$412,808	$85,138	$2,110,523
Provision for loan losses	88,351	402,724	(233,315)	(361,806)	82,046	(22,000)
Loan charge-offs	(55,330)	(18,461)	(49,999)	(15,443)	(93,884)	(233,117)
Loan recoveries	1,886	—	—	1,124	—	3,010
Net loans charged-off	(53,444)	(18,461)	(49,999)	(14,320)	(93,884)	(230,108)
Balance, end of year	$611,576	$1,073,110	$63,747	$36,683	$73,300	$1,858,416
Individually reviewed for impairment	$159,979	$248,417	$34,000	$—	$—	$442,396
Collectively reviewed for impairment	451,597	824,693	29,747	36,683	73,300	1,416,020
Total allowance for loan losses	$611,576	$1,073,110	$63,747	$36,683	$73,300	$1,858,416
Gross loans, end of period:
Individually reviewed for impairment	$2,034,986	$4,814,002	$1,645,205	$—	$—	$8,494,193
Collectively reviewed for impairment	19,259,940	7,485,450	23,199,950	10,915,768	1,128,544	61,989,652
Total gross loans	$21,294,926	$12,299,452	$24,845,155	$10,915,768	$1,128,544	$70,483,845

Net loan charge-offs increased during 2016 from $43,267 for the year ended December 31, 2015 to $208,360 for the year ended December 31, 2016, an increase of $165,093. Charge-offs in 2016 of approximately $220,000 were partial charge-offs taken on certain collateral-dependent loans within our commercial real estate and construction segments. Charge-offs in 2015 of approximately $43,000 were full charge-offs taken on one loan within our commercial real estate segment. Partial charge-offs were based on recent appraisals and evaluations on commercial real estate loans in the process of foreclosure. Loans with partial charge-offs are typically considered impaired loans and remain on nonaccrual status. In addition, when collateral is obtained in satisfaction of a loan, a charge-off is taken through the allowance at the time of repossession to move the collateral to other real estate owned at fair value less costs to sell.

The allowance as a percentage of gross loans increased from 1.68% at December 31, 2015 to 2.21% at December 31, 2016. The increase in the reserve percentage is due to an increase in allowance for loan losses of $198,640. The increase in allowance is attributed to the recognition of a provision for loan losses of $407,000, net of recoveries and charge-offs taken against specific reserves of $208,360. The general reserve as a percentage of non-impaired loans has increased from 1.17% at December 31, 2015 to 1.22% at December 31, 2016.

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

Other Real Estate Owned and Repossessed Assets

As of December 31, 2016, we had $2.2 million in other real estate owned. This compares to $1.9 million in other real estate owned as of December 31, 2015. During 2016, collateral was obtained from three loan relationships that went through the foreclosure process. We also completed the sale of three repossessed properties.

During 2016, other real estate owned for the Company decreased due to the sale of real estate owned that were purchased from the Bank for proceeds of approximately $613,000, which resulted in a loss of approximately $18,000 to the Company. Real estate owned for the Bank increased due to three pieces of real estate being moved to other real estate owned for $1.3 million, partially offset by the sale of one piece of real estate held by the Bank for proceeds of approximately $24,000, which resulted in a loss of approximately $6,000. In addition, the Bank recognized writedowns on real estate owned of approximately $284,000 during 2016. On March 7, 2017, one impaired loan was transferred to other real estate owned for $165,000, net of a specific reserve of $35,000. The specific reserve was included in the December 31, 2016 allowance amounts. The following table summarizes changes in the consolidated balance of other real estate owned and repossessed assets during the periods noted:

	2016	2015
Balance at beginning of year	$1,910,220	$2,557,457
Repossessed property acquired in settlement of loans	1,257,289	300,000
Proceeds from sales of repossessed property	(637,072)	(582,295)
Gain (loss) on sale and write-downs of repossessed property, net	(307,770)	(364,942)
Balance at end of year	$2,222,667	$1,910,220

The following table summarizes the composition of other real estate owned and repossessed assets as of the dates noted:

	December 31,
	2016	2015
Residential land lots	$—	$31,320
Single and multifamily residential real estate	—	—
Commercial office space	1,412,667	1,008,900
Commercial land	810,000	870,000
Equipment	—	—
Total	$2,222,667	$1,910,220

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

Deposits and Other Interest-Bearing Liabilities

Our primary source of funds for loans and investments is our deposits and short-term repurchase agreements. Average total deposits for the years ended December 31, 2016 and 2015 were $83.1 million and $85.0 million, respectively. The following table shows the balance outstanding and the weighted-average rates paid on deposits held by us as of December 31, 2016, 2015, and 2014.

	2016		2015		2014
	Amount	Rate	Amount	Rate	Amount	Rate
Non-interest bearing demand deposits	$13,723,902	—%	$13,010,209	—%	$11,016,882	—%
Interest bearing demand deposits	8,959,818	0.11	8,894,408	0.12	7,335,360	0.12
Money market accounts	29,620,179	0.28	33,164,973	0.25	35,077,304	0.24
Savings accounts	1,054,314	0.05	1,034,438	0.05	767,668	0.05
Time deposits less than $100,000	5,565,797	0.76	5,756,202	0.71	6,695,936	0.62
Time deposits of $100,000 or more	20,783,638	0.92	21,707,095	0.84	21,981,513	0.76
Brokered time deposits less than $100,000	—	—	—	—	—	—
Total	$79,707,648	0.45%	$83,567,325	0.38%	$82,874,663	0.36%

Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. Core deposits decreased $4.9 million, or 4.7%, from $61.9 million at December 31, 2015 to $58.9 million at December 31, 2016. Total retail, or customer, deposits decreased $1.1 million during 2016, or 4.1%. Our loan-to-deposit ratio was 74.2% and 78.1% at December 31, 2016 and 2015, respectively.

All of our time deposits are certificates of deposits. The maturity distribution of our time deposits of $100,000 or more, excluding brokered deposits, at December 31, 2016 is as follows:

Three months or less	$4,694,072
Over three through six months	3,153,453
Over six through twelve months	7,249,907
Over twelve months	11,252,003
Total	$26,349,435

Time deposits that meet or exceed the FDIC insurance limit at $250,000 amounted to $8,913,592 and $7,578,706 as of December 31, 2016 and 2015, respectively.

Short-Term Borrowings

At December 31, 2016, 2015, and 2014, the Bank had sold $113,598, $113,080, and $153,603, respectively, of securities under agreements to repurchase with brokers with a weighted rate of 0.12%, 0.10%, and 0.15%, respectively that mature in less than 90 days. These agreements were secured with approximately $50,000, $107,000, and $130,000 of investment securities, respectively. The securities, under agreements to repurchase, averaged $135,708 during 2016, with $279,628 being the maximum amount outstanding at any month-end. The average rate paid in 2016 was 0.10%. The securities, under agreements to repurchase, averaged $98,636 during 2015, with $354,739 being the maximum amount outstanding at any month-end. The average rate paid in 2015 was 0.10%. The securities, under agreements to repurchase, averaged $110,307 during 2014, with $221,467 being the maximum amount outstanding at any month-end. The average rate paid in 2014 was 0.10%.

At December 31, 2016, the Bank had an unused unsecured line of credit to purchase federal funds of $2.0 million. The line of credit is available on a one to fourteen day basis for general corporate purposes of the Bank. The lender has reserved the right to withdraw the line at its option. At December 31, 2016, the Bank had pledged $15.5 million in loans to the FRB’s Borrower-in-Custody of Collateral program. Our available credit under this line was approximately $11.4 million as of December 31, 2016.

Federal Home Loan Bank Advances

From time to time, the Bank utilizes FHLB advances as a source of funding. However, at December, 31, 2016 and 2015, the Bank had no advances from the FHLB. In February 2017, an advance of $4,000,000 was obtained from the FHLB with a weighted average rate of 0.89% and a maturity date of November 2017.

Capital Resources

Total shareholders’ equity was $9.9 million at December 31, 2016, a decrease of $2.7 million, or 21.4%, from $12.6 million at December 31, 2015. Shareholders’ equity decreased during 2016 primarily due to the recognition of a net loss of $2.6 million and a decrease in the unrealized gain on investment securities of $121,902. For 2016, the $2.6 million net loss was primarily the result of $1.1 million in professional fees, $407,000 in provisions for loan losses and $512,407 in expenses related to real estate owned. Our shareholders’ equity is also affected by fluctuations in our other comprehensive income (loss). The highest month end reported unrealized loss in other comprehensive income during calendar 2016 was $288,014 in August 2016 as compared to the highest month end unrealized gain in December 2015 of $113,846.

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

The Basel III capital rules, which were released in July 2013, implement new capital standards and apply to all national and state banks and savings associations regardless of size and bank holding companies and savings and loan holding companies with more than $1 billion in total consolidated assets. The requirements of the rules began to phase in on January 1, 2015 for the Bank, and the requirements of the rules will be fully phased in by January 1, 2019. Under the rules, the following minimum capital requirements apply to the Bank:

•	a new common equity Tier 1 risk-based capital ratio of 4.5%,
•	a Tier 1 risk-based capital ratio of 6% (increased from the former 4% requirement),
•	a total risk-based capital ratio of 8% (unchanged from the former requirement), and
•	a leverage ratio of 4% (also unchanged from the former requirement).

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

In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 common equity, but the buffer applies to all three measurements (common equity Tier 1, Tier 1 capital and total capital). The capital conservation buffer will be phased in incrementally over time, becoming fully effective on January 1, 2019, and will consist of an additional amount of common equity equal to 2.5% of risk-weighted assets. As of January 1, 2017, the Bank is required to hold a capital conservation buffer of 1.25%, increasing by 0.625% each successive year until 2019.

Under the regulations adopted by the federal regulatory authorities, the Bank will be categorized as:

•	Well capitalized if the institution (i) has total risk-based capital ratio of 10% or greater, (ii) has a Tier 1 risk-based capital ratio of 8% or greater, (iii) has a common equity Tier 1 risk-based capital ratio of 6.5% or greater, (iv) has a leverage capital ratio of 5% or greater, and (v) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

•	Adequately capitalized if the institution (i) has a total risk-based capital ratio of 8% or greater, (ii) has a Tier 1 risk-based capital ratio of 6% or greater, (iii) has a common equity Tier 1 risk-based capital ratio of 4.5% or greater, and (iv) has a leverage capital ratio of 4% or greater.

•	Undercapitalized if the institution (i) has a total risk-based capital ratio of less than 8%, (ii) has a Tier 1 risk-based capital ratio of less than 6%, (iii) has a common equity Tier 1 risk-based capital ratio of less than 4.5% or greater, or (iv) has a leverage capital ratio of less than 4%.

•	Significantly undercapitalized if the institution (i) has a total risk-based capital ratio of less than 6%, (ii) has a Tier 1 risk-based capital ratio of less than 4%, (iii) has a common equity Tier 1 risk-based capital ratio of less than 3% or greater, or (iv) has a leverage capital ratio of less than 3%.

•	Critically undercapitalized if the institution has a ratio of tangible equity to total assets that is equal to or less than 2%.

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

See additional discussion above under “Business — Supervision and Regulation.”

The following table sets forth the Bank’s and the Company’s various capital ratios at December 31, 2016, 2015, and 2014.

	Bank			Holding Company
	2016	2015	2014	2016	2015	2014
Total risk-based capital	13.4%	14.1%	15.3%	15.7%	12.8%	14.0%
Tier 1 risk-based capital	12.1%	12.8%	14.0%	14.4%	16.7%	12.7%
Leverage capital	9.0%	10.0%	10.6%	10.1%	13.0%	9.7%
Common equity to Tier 1 capital	12.1%	12.8%	n/a	14.4%	16.7%	n/a

Since December 31, 2016, no conditions or events have occurred, of which we are aware, that have resulted in a material change in the Company’s or the Bank’s capital category. As of December 31, 2016, there were no commitments outstanding, and there were no new commitments as of March 23, 2017. Under Regulation W, the Bank may not be a source of cash or capital for the Company. As disclosed in “Note 22 — Parent Company Financial Information,” the Company’s cash balances were $1.8 million and it had no real estate held for sale at December 31, 2016.

Return on Equity and Assets

The following table shows the return on average assets (net income (loss) divided by average total assets), return on average equity (net income (loss) divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the years ended December 31, 2016, 2015 and 2014. Since our inception, we have not paid cash dividends.

	2016	2015	2014
Return on average assets	(2.79)%	(4.94)%	(6.25)%
Return on average equity	(27.36)%	(38.47)%	(6.24)%
Equity to assets ratio	10.18%	12.85%	12.29%
52

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend to a client as long as the client has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2016, unfunded commitments to extend credit were $8.6 million, of which approximately $7.9 million is at fixed rates and $677,000 is at variable rates. A significant portion of the unfunded commitments related to commercial lines of credit. Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

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

Approximately 67.7% of our loans were variable rate loans at December 31, 2016, an increase from 64.6% at December 31, 2015. As of December 31, 2016, our ratio of cumulative gap to total earning assets after 12 months but within five years was 18.84% because in a rate change scenario, $17.5 million more liabilities would reprice in a 12 month period than assets. However, our gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

Interest rate risk is the Company’s primary market risk exposure. As part of interest rate risk management, the Company may enter into swap agreements to provide protection from rising rates and the impact on the current gap. There were no swap agreements at December 31, 2016. Currently, the Company’s exposure to market risk is reviewed on a regular basis by management, and at the Bank level, the ALCO.

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

The Consolidated Company

At December 31, 2016, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $10.8 million, or 11.9% of total assets, a decrease from our cash liquidity ratio of 14.2% as of December 31, 2015. During 2016, the decrease in liquidity is due primarily to the decrease in cash and due from bank and fed funds sold.

The Company

The Company’s cash balances, independent of the Bank, were $1.8 million and its real estate held for sale was zero at December 31, 2016 compared to cash balances of approximately $2.9 million and real estate held for sale of $631,320 at December 31, 2015. The Company’s accrued and other liabilities, independent of the Bank, were $304,346 at December 31, 2016 compared to $905,824 at December 31, 2015. The decrease in liquid assets of approximately $1.1 million was primarily due to the repayment of accrued liabilities, approximately $250,000 in expenses incurred related to the transaction services segment, approximately $147,000 in other real estate owned expenses incurred related to the asset management segment and approximately $913,000 in professional fees and data processing expenses incurred at the Company. The decrease in payables of $601,478 was due primarily to the repayment of accrued liabilities related to the transaction services segment during 2016. See “Note 22 — Parent Company Financial Information” for additional information related to the transaction services segment.

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

The Bank

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits within our market. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. Our investment securities available for sale at December 31, 2016 amounted to $2.5 million, or 2.8% of total assets. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. At December 31, 2016, $2.4 million of our investment portfolio was pledged against outstanding debt. Therefore, the related debt would need to be repaid prior to the securities being sold and converted to cash.

We are a member of the FHLB, from which applications for borrowings can be made for leverage purposes. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. At December 31, 2016, we had collateral that would support approximately $12.3 million in additional borrowings. Like all banks, we are subject to the FHLB’s credit risk rating policy which assigns member institutions a rating which is reviewed quarterly. The rating system utilizes key factors such as loan quality, capital, liquidity, profitability, etc. Our ability to access our available borrowing capacity from the FHLB in the future is subject to our rating and any subsequent changes based on our financial performance as compared to factors considered by the FHLB in their assignment of our credit risk rating each quarter.

At December 31, 2016, the Bank had an unused line of credit to purchase federal funds of $2.0 million. The line of credit is available on a one to fourteen day basis for general corporate purposes of the Bank. The lender has reserved the right to withdraw the line at its option. At December 31, 2016, the Bank had pledged $15.5 million in loans to the FRB’s Borrower-in-Custody of Collateral program. Our available credit under this line was approximately $11.4 million as of December 31, 2016.

The following table sets forth information regarding our rate sensitivity, as of December 31, 2016, at each of the time intervals. The information in the table may not be indicative of our rate sensitivity position at other points in time. In addition, the maturity distribution indicated in the table may differ from the contractual maturities of the earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

	Within three months	After three but within twelve months	After one but within five years	After five years	Total
Interest-earning assets:
Federal funds sold and other	$6,143,000	$—	$—	$—	$6,143,000
Investment securities	—	—	2,499,805	—	2,499,805
Interest-bearing deposits in other institutions	1,750,000	4,250,000	4,500,000	—	10,500,000
Loans	2,116,714	12,204,679	13,531,086	32,797,579	60,650,058
Total interest-earning assets	$10,009,714	$16,454,679	$20,530,891	$32,797,579	$79,792,863
Interest-bearing liabilities:
Money market and NOW	$38,579,997	$—	$—	$—	$38,579,997
Regular savings	1,054,314	—	—	—	1,054,314
Time deposits	4,694,072	10,403,360	9,686,221	1,565,781	26,349,434
Repurchase agreements	113,598	—	—	—	113,598
Total interest-bearing liabilities	$44,441,981	$10,403,360	$9,686,221	$1,565,781	$66,097,343
Period gap	$(34,432,267)	$6,051,319	$10,844,670	$31,231,798
Cumulative gap	(34,432,267)	(28,380,948)	(17,536,278)	13,695,520
Ratio of cumulative gap to total earning assets	(36.99)%	(30.49)%	(18.84)%	14.71%

Accounting, Reporting, and Regulatory Matters

The following is a summary of recent authoritative pronouncements that may affect our accounting, reporting, and disclosure of financial information:

In May 2014, the FASB issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. In August 2015, the FASB deferred the effective date of ASU 2014-09, Revenue from Contracts with Customers. This topic was amended again in March 2016 to clarify the implementation guidance on principal versus agent considerations and address how an entity should assess whether it is the principal or the agent in contracts that include three or more parties. The amendments will be effective for the Company for annual periods beginning after December 15, 2018, and interim periods within annual reporting periods beginning after December 15, 2019. The Company does not expect these amendments to have a material effect on its financial statements.

In January 2016, the FASB amended the Financial Instruments topic of the Accounting Standards Codification to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments will be effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The Company will apply the guidance by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values will be applied prospectively to equity investments that exist as of the date of adoption of the amendments. The Company does not expect these amendments to have a material effect on its financial statements.

In February 2016, the FASB amended the Leases topic of the Accounting Standards Codification to revise certain aspects of recognition, measurement, presentation, and disclosure of leasing transactions. The amendments will be effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations, and cash flows.

In March 2016, the FASB issued guidance to simplify several aspects of the accounting for share-based payment award transactions including the income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. Additionally, the guidance simplifies two areas specific to entities other than public business entities allowing them apply a practical expedient to estimate the expected term for all awards with performance or service conditions that have certain characteristics and also allowing them to make a one-time election to switch from measuring all liability-classified awards at fair value to measuring them at intrinsic value. The amendments will be effective for the Company for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company does not expect these amendments to have a material effect on its financial statements.

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

INDEX TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Independence Bancshares, Inc.

Greenville, South Carolina

We have audited the accompanying consolidated balance sheets of Independence Bancshares, Inc. and its subsidiary (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Elliott Davis Decosimo, LLC

Greenville, South Carolina

March 23, 2017

INDEPENDENCE BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
Assets
Cash and due from banks	$4,631,727	$5,453,795
Federal funds sold	6,143,000	8,446,000
Cash and cash equivalents	10,774,727	13,899,795
Interest-bearing deposits in other institutions	10,500,000	1,500,000
Investment securities available for sale	2,499,805	10,687,851
Non-marketable equity securities	380,050	392,500
Loans, net of an allowance for loan losses of $1,338,149 and $1,139,509, respectively	59,144,847	66,402,246
Accrued interest receivable	170,342	232,215
Property, equipment, and software, net	2,025,774	2,198,796
Other real estate owned and repossessed assets	2,222,667	1,910,220
Bank-owned life insurance	2,542,910	—
Other assets	187,935	243,683
Total assets	$90,449,057	$97,467,306
Liabilities
Deposits:
Non-interest bearing	$13,723,903	$13,010,209
Interest bearing	65,983,745	70,557,116
Total deposits	79,707,648	83,567,325
Securities sold under agreements to repurchase	113,598	113,080
Accrued interest payable	8,802	7,909
Accounts payable and accrued expenses	674,644	1,134,833
Total liabilities	80,504,692	84,823,147
Commitments and contingencies — notes 13 and 14
Shareholders’ equity
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; 8,425 Series A shares issued and outstanding	84	84
Common stock, par value $.01 per share; 300,000,000 shares authorized; 20,502,760 shares issued and outstanding	205,028	205,028
Additional paid-in capital	43,053,599	43,043,473
Accumulated other comprehensive income	(8,056)	113,846
Accumulated deficit	(33,306,290)	(30,718,272)
Total shareholders’ equity	9,944,365	12,644,159
Total liabilities and shareholders’ equity	$90,449,057	$97,467,306

See notes to consolidated financial statements that are an integral part of these consolidated statements.

INDEPENDENCE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2016	2015
Interest income
Loans	$3,272,291	$3,193,831
Investment securities	219,507	323,979
Federal funds sold and other	73,030	49,953
Total interest income	3,564,828	3,567,763
Interest expense
Deposits	326,120	315,484
Borrowings	220	15,578
Total interest expense	326,340	331,062
Net interest income	3,238,488	3,236,701
Provision for loan losses	407,000	150,000
Net interest income after provision for loan losses	2,831,488	3,086,701
Non-interest income
Service fees on deposit accounts	95,431	81,159
Residential loan origination fees	231,495	224,663
Forgiveness of debt	—	403,245
SBA loan fees	119,306	—
Gain (loss) on sale of investments	296,723	(87,995)
Other income	97,739	45,835
Total non-interest income	840,694	666,907
Non-interest expenses
Compensation and benefits	2,557,959	2,950,953
Real estate owned activity	512,407	457,173
Occupancy and equipment	639,167	678,404
Insurance	216,295	233,168
Data processing and related costs	471,976	343,107
Professional fees	1,050,062	1,320,505
Product research and development expense	249,594	2,209,978
Other	562,740	353,759
Total non-interest expenses	6,260,000	8,547,047
Loss before income tax expense	(2,588,018)	(4,793,439)
Income tax expense	—	5,080
Net loss	$(2,588,018)	$(4,798,519)
Other comprehensive income (loss), net of tax
Unrealized (loss) gain on investment securities available for sale, net of tax	174,821	24,697
Reclassification adjustment included in net income, net of tax	(296,723)	87,995
Other comprehensive (loss) income	(121,902)	112,692
Total comprehensive loss	$(2,709,920)	$(4,685,827)
Loss per common share — basic and diluted	$(0.13)	$(0.23)
Weighted average common shares outstanding — basic and diluted	20,502,760	20,502,760

See notes to consolidated financial statements that are an integral part of these consolidated statements.

INDEPENDENCE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

						Accumulated other
	Preferred stock		Common stock		Additional	comprehensive	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	income (loss)	deficit	Total
December 31, 2014	—	$—	20,502,760	$205,028	$35,124,151	$1,154	$(25,919,753)	$9,410,580
Compensation expense related to stock options granted	—	—	—	—	303,829	—	—	303,829
Issuance of preferred stock – net of expenses	8,425	84	—	—	7,615,493	—	—	7,615,577

Net loss	—	—	—	—	—	—	(4,798,519)	(4,798,519)

Other comprehensive income	—	—	—	—	—	112,692	—	112,692

December 31, 2015	8,425	$84	20,502,760	$205,028	$43,043,473	$113,846	$(30,718,272)	$12,644,159

Compensation expense related to stock options granted	—	—	—	—	10,126	—	—	10,126

Net loss	—	—	—	—	—	—	(2,588,018)	(2,588,018)

Other comprehensive loss	—	—	—	—	—	(121,902)	—	(121,902)

December 31, 2016	8,425	$84	20,502,760	$205,028	$43,053,599	$(8,056)	$(33,306,290)	$9,944,365

See notes to consolidated financial statements that are an integral part of these consolidated statements.

INDEPENDENCE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015
Operating activities
Net loss	$(2,588,018)	$(4,798,519)
Adjustments to reconcile net loss to cash used in operating activities:
Provision for loan losses	407,000	150,000
Depreciation	206,623	215,471
Amortization of investment securities discounts/premiums, net	134,622	110,134
Stock option expense related to stock options granted	10,126	303,829
(Gain) loss on sale of investment securities	(296,723)	87,995
Increase in value of bank owned life insurance	(42,910)	—
Loss on disposal of property, equipment and software	566	—
Net changes in fair value and losses on sale of other real estate owned and repossessed assets	307,770	364,942
Forgiveness of debt	—	(403,245)
Decrease in other assets, net	117,621	170,697
Decrease in other liabilities, net	(400,648)	(1,185,202)
Net cash used in operating activities	(2,143,971)	(4,983,898)
Investing activities
Net decrease in loans	5,593,110	1,142,421
Purchases of investment securities available for sale	(7,437,287)	(336,864)
Maturities and sales of investment securities available for sale	14,955,233	4,070,789
Repayments of investment securities available for sale	651,651	1,166,366
Net activity in interest bearing deposits in other institutions	(9,000,000)	(1,500,000)
Redemption of non-marketable equity securities, net	12,450	217,150
Purchase of bank owned life insurance	(2,500,000)	—
Purchase of property, equipment, and software	(34,167)	(30,260)
Proceeds from sale of other real estate owned and repossessed assets	637,072	582,295
Net cash provided by investing activities	2,878,062	5,311,897
Financing activities
(Decrease) increase in deposits, net	(3,859,677)	692,662
Repayments on borrowings	—	(5,000,000)
Increase (decrease) in securities sold under agreements to repurchase	518	(40,523)
Repayments on note payable	—	(600,000)
Issuance of preferred stock, net	—	7,615,577
Net cash provided by (used in) financing activities	(3,859,159)	2,667,716
Net increase (decrease) in cash and cash equivalents	(3,125,068)	2,995,715
Cash and cash equivalents at beginning of the year	13,899,795	10,904,080
Cash and cash equivalents at end of the year	$10,774,727	$13,899,795
Supplemental information
Cash paid for
Interest	$325,447	$331,379
Schedule of non-cash transactions
Unrealized gain on securities available for sale, net of tax	$174,821	$24,697
Loans transferred to other real estate owned and repossessed assets	$1,257,289	$300,000

See notes to consolidated financial statements that are an integral part of these consolidated statements.

INDEPENDENCE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

Independence Bancshares, Inc. (the “Company”) is a South Carolina corporation organized to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956 and the South Carolina Banking and Branching Efficiency Act of 1996, and to own and control all of the capital stock of Independence National Bank (the “Bank”), a national association organized under the laws of the United States. Since opening for business on May 16, 2005, the Bank has operated as a traditional community bank in Greenville, South Carolina, fulfilling the financial needs of individuals and small businesses in its market. The Bank provides traditional checking and savings products insured by the Federal Deposit Insurance Corporation (the “FDIC”) and consumer, commercial and mortgage loans, as well as ATM and online banking, cash management and safe deposit boxes.

As previously reported, on September 25, 2015, the Company suspended development of its digital banking, payments and transaction services business and has subsequently been evaluating strategic alternatives for the Company. A key goal of the Company’s digital banking business was to reduce costs for banking activities and operate more efficiently through utilizing mobile and on-line delivery channels. In furtherance of this goal and based in part upon the institutional knowledge acquired in the pursuit of the digital banking strategy, the Company plans to supplement its current lending strategy by expanding its consumer lending program with on-line offerings, targeting prime and super-prime borrowers in the Bank’s current market area as well as throughout South Carolina. The Company’s board of directors is focused on profitably growing the Bank and enhancing shareholder value through this targeted expansion of its consumer lending program, which may include purchases of in-market consumer loans that meet the Bank’s underwriting criteria.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, including valuation allowances for impaired loans, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, and calculation of the provision for income taxes and deferred income tax assets and related valuation allowances. In connection with the determination of the allowance for loan losses and the valuation of foreclosed real estate, management obtains independent appraisals for significant properties and takes into account other current market information. Management must also make estimates in determining the useful lives and methods for depreciating premises and equipment.

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

At December 31, 2016 and 2015, the Company had restricted cash totaling $2,000 with the Federal Home Loan Bank (“FHLB”) of Atlanta. The Company places its deposits and correspondent accounts with and sells its federal funds to high quality institutions. Management believes credit risk associated with correspondent accounts is not significant.

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

Non-Marketable Equity Securities

The Bank, as a member of the Federal Reserve Bank (“FRB”) and the FHLB, is required to own capital stock in these organizations. The amount of FRB stock owned is based on the Bank’s capital levels and totaled $293,050 and $303,500 at December 31, 2016 and 2015, respectively. The amount of FHLB stock owned is determined based on the Bank’s balances of residential mortgages and advances from the FHLB and totaled $87,000 and $89,000 at December 31, 2016 and 2015, respectively. No ready market exists for these stocks, and they have no quoted market value. However, redemption of these stocks has historically been at par value. Accordingly, the carrying amounts are deemed to be a reasonable estimate of fair value.

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

The Company identifies impaired loans through its internal loan review process. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Loans on the Company’s problem loan watch list are considered potentially impaired loans. Generally, once loans are considered impaired and in the process of the foreclosure process, they are moved to nonaccrual status and recognition of interest income is discontinued. Impairment is measured on a loan-by-loan basis based on the determination of the most probable source of repayment which is usually liquidation of the underlying collateral, but may also include discounted future cash flows, or in rare cases, the market value of the loan itself.

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

Net Loss per Common Share

Basic loss per common share represents net loss divided by the weighted-average number of common shares outstanding during the period. Diluted loss per common share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method. For the years ended December 31, 2016 and 2015 as a result of the Company’s net loss, all of the potential common shares (3,089,755 and 3,097,255 stock options, respectively, and zero warrants, as the warrants were not exercised and were deemed expired in May 2015) were considered anti-dilutive.

Research and Development

All costs incurred to establish the technological feasibility of computer software to be sold, leased or otherwise marketed as research and development are expensed as incurred. Once technological feasibility has been established, the subsequent costs of producing, coding and testing the products should be capitalized. The expensing of computer software costs is discontinued when the product is available for general release for customers. The Company did not achieve technological feasibility in connection with its digital banking business and therefore expensed all computer software purchases and development expenses related to research and development. On September 25, 2015 the Company suspended the development of its digital banking business.

Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that may affect our accounting, reporting, and disclosure of financial information:

In May 2014, the FASB issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. In August 2015, the FASB deferred the effective date of ASU 2014-09, Revenue from Contracts with Customers. This topic was amended again in March 2016 to clarify the implementation guidance on principal versus agent considerations and address how an entity should assess whether it is the principal or the agent in contracts that include three or more parties. The amendments will be effective for the Company for annual periods beginning after December 15, 2018, and interim periods within annual reporting periods beginning after December 15, 2019. The Company does not expect these amendments to have a material effect on its financial statements.

In January 2016, the FASB amended the Financial Instruments topic of the Accounting Standards Codification to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments will be effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The Company will apply the guidance by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values will be applied prospectively to equity investments that exist as of the date of adoption of the amendments. The Company does not expect these amendments to have a material effect on its financial statements.

In February 2016, the FASB amended the Leases topic of the Accounting Standards Codification to revise certain aspects of recognition, measurement, presentation, and disclosure of leasing transactions. The amendments will be effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations, and cash flows.

In March 2016, the FASB issued guidance to simplify several aspects of the accounting for share-based payment award transactions including the income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. Additionally, the guidance simplifies two areas specific to entities other than public business entities allowing them apply a practical expedient to estimate the expected term for all awards with performance or service conditions that have certain characteristics and also allowing them to make a one-time election to switch from measuring all liability-classified awards at fair value to measuring them at intrinsic value. The amendments will be effective for the Company for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company does not expect these amendments to have a material effect on its financial statements.

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

NOTE 2 — INVESTMENT SECURITIES

The amortized costs and fair values of investment securities available for sale are as follows:

	December 31, 2016
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
US treasury note	$2,507,861	$—	$(8,056)	$2,499,805
Total investment securities available for sale	$2,507,861	$—	$(8,056)	$2,499,805

	December 31, 2015
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Government-sponsored mortgage-backed	$4,290,680	$66,350	$(44,581)	$4,312,449
Municipals, tax-exempt	4,916,379	140,335	(17,267)	5,039,447
Municipals, taxable	1,308,298	27,657	—	1,335,955
Total investment securities available for sale	$10,515,357	$234,342	$(61,848)	$10,687,851
F-12

The following table presents information regarding securities with unrealized losses at December 31, 2016:

	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US treasury note	$2,499,805	$8,056	$—	$—	$2,499,805	$8,056
Total temporarily impaired securities	$2,499,805	$8,056	$—	$—	$2,499,805	$8,056

The following table presents information regarding securities with unrealized losses at December 31, 2015:

	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored mortgage-backed	$627,542	$5,569	$764,462	$39,012	$1,392,004	$44,581
Municipals, tax-exempt	323,796	6,249	1,074,440	11,018	1,398,236	17,267
Total temporarily impaired securities	$951,338	$11,818	$1,838,902	$50,030	$2,790,240	$61,848

At December 31, 2016, there were investment securities with a fair value of approximately $ 2.5 million which had been in a continuous loss position for less than twelve months. At December 31, 2016, there were no investment securities which had been in a continuous loss position for more than one year. The Company believes, based on industry analyst reports and credit ratings that the deterioration in the fair value of these investment securities available for sale is attributed to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. The Company has the ability and intent to hold these securities until such time as the values recover or the securities mature. At December 31, 2015, there were investment securities with a fair value of approximately $ 951,000 which had been in a continuous loss position for less than twelve months. At December 31, 2015, investment securities with a fair value of approximately $1.8 million and unrealized losses of $50,030 had been in a continuous loss position for more than one year. All remaining investment securities were in an unrealized gain position.

The amortized costs and fair values of investment securities available for sale at December 31, 2016, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers have the right to prepay the obligations.

December 31, 2016
	Amortized Cost	Fair Value
Due within one year	$—	$—
Due after one through three years	—	—
Due after three through five years	2,507,861	2,499,805
Due after five through ten years	—	—
Due after ten years	—	—
Total investment securities	$2,507,861	$2,499,805

During 2016, the Company received proceeds from maturities and sales of securities of $15.0 million for a total gain of $296,723. During 2015, the Company received proceeds from sales of securities of $4.1 million for a total loss of $87,995. At December 31, 2016 and 2015, $2.4 million and $2.7 million, respectively, in securities were pledged as collateral for repurchase agreements, a credit line and public deposits.

The Company’s investment portfolio consists principally of obligations of the United States of America, its agencies or enterprises it sponsors. In the opinion of management, there is no concentration of credit risk in its investment portfolio.

NOTE 3 — LOANS

The composition of net loans by major category is as follows:

	December 31,
	2016	2015
Real estate:
Commercial	$22,033,590	$25,559,943
Construction and development	7,913,783	7,286,459
Single and multifamily residential	13,314,130	16,434,722
Total real estate loans	43,261,503	49,281,124
Commercial business	15,954,106	17,027,054
Consumer	1,434,449	1,369,224
Deferred origination fees, net	(167,062)	(135,647)
Gross loans, net of deferred fees	60,482,996	67,541,755
Less allowance for loan losses	(1,338,149)	(1,139,509)
Loans, net	$59,144,847	$66,402,246

The Company, through the Bank, makes loans to individuals and small- to mid-sized businesses for various personal and commercial purposes primarily in Greenville County, South Carolina. Credit concentrations can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, certain loan products, or certain regions of the country. Credit risk associated with these concentrations could arise when a significant amount of loans, related by similar characteristics, are simultaneously impacted by changes in economic or other conditions that cause their probability of repayment to be adversely affected. The Company regularly monitors its credit concentrations. The Company does not have a significant concentration to any individual client. The major concentrations of credit arise by collateral type. As of December 31, 2016, management has determined that the Company has a concentration in commercial real estate and construction and development loans, including construction and development loans. At December 31, 2016, the Company had $29.9 million in commercial real estate loans, representing 49.4% of gross loans. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened portfolio monitoring and reporting, and strong underwriting criteria with respect to its commercial real estate portfolio.

As noted above, the Company plans to supplement its current lending strategy by expanding its consumer lending program with on-line offerings, targeting prime and super-prime borrowers in the Bank’s current market area as well as throughout South Carolina. The Company’s board of directors is focused on profitably growing the Bank and enhancing shareholder value through this targeted expansion of its consumer lending program, which may include purchases of in-market consumer loans that meet the Bank’s underwriting criteria.

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

The composition of gross loans, before the deduction for deferred origination fees, by rate type is as follows:

December 31, 2016
Variable rate loans	$41,077,648
Fixed rate loans	19,572,410
$60,650,058
F-14

Directors, executive officers and associates of such persons are customers of and have transactions with the Bank in the ordinary course of business. Included in such transactions are outstanding loans and commitments, all of which were made under substantially the same credit terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectability. The aggregate dollar amount of these outstanding loans was $1.7 million and $2.8 million at December 31, 2016 and 2015, respectively. During 2016, there were approximately $95,000 in new loans and advances on these lines of credit and repayments were approximately $738,000. During 2015, there were $266,000 new loans and advances on these lines of credit and repayments were approximately $557,000. At December 31, 2015, there were commitments to extend additional credit to related parties in the amount of approximately $140,000. There were no commitments to extend additional credit to related parties at December 31, 2016. The Bank has a line of credit with the FHLB to borrow funds, subject to the pledge of qualified collateral. Acceptable collateral includes certain types of commercial real estate, consumer residential and home equity loans. At December 31, 2016, approximately $34.9 million of first and second mortgage loans, commercial loans and home equity lines of credit were specifically pledged to the FHLB, resulting in $12.3 million in lendable collateral. At December 31, 2016, the Bank had also pledged $15.5 million of commercial loans to the FRB’s Borrower-in-Custody of Collateral program, resulting in $11.4 million in lendable collateral.

Credit Quality

The following table summarizes delinquencies and nonaccruals, by portfolio class, as of December 31, 2016 and 2015.

	Single and multifamily residential real estate	Construction and development	Commercial real estate — other	Commercial business	Consumer	Total
December 31, 2016
30–59 days past due	$442,295	$—	$—	$617,052	$—	$1,059,347
60–89 days past due	—	—	—	409,675	—	409,675
Nonaccrual	108,951	—	195,500	—	—	304,451
Total past due and nonaccrual	551,246	—	195,500	—	—	1,773,473
Current	12,762,884	7,913,783	21,838,090	14,927,379	1,434,449	58,876,585
Total loans	$13,314,130	$7,913,783	$22,033,590	$15,954,106	$1,434,449	$60,650,058
December 31, 2015
30–59 days past due	$75,890	$—	$—	$—	$—	$75,890
60–89 days past due	63,702	250,378	—	—	—	314,080
Nonaccrual	168,879	40,500	1,390,013	65,798	—	1,665,190
Total past due and nonaccrual	308,471	290,878	1,390,013	65,798	—	2,055,160
Current	16,126,251	6,995,581	24,169,930	16,961,256	1,369,224	65,622,242
Total loans	$16,434,722	$7,286,459	$25,559,943	$17,027,054	$1,369,224	$67,677,402

At December 31, 2016 and 2015, there were nonaccrual loans of $304,451 and $1.7 million, respectively, included in the above loan balances. Foregone interest income related to nonaccrual loans equaled $60,633 and $129,066 for the years ended December 31, 2016 and 2015, respectively. No interest income was recognized on nonaccrual loans during 2016 and 2015. At both December 31, 2016 and 2015, there were no accruing loans which were contractually past due 90 days or more as to principal or interest payments.

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

The following table summarizes management’s internal credit risk grades, by portfolio class, as of December 31, 2016 and 2015.

	Single and multifamily residential real estate	Construction and development	Commercial real estate — other	Commercial business	Consumer	Total
December 31, 2016
Pass Loans (Consumer)	$8,246,567	$1,462,925	$—	$—	$1,434,449	$11,143,941
Grade 1 — Prime	—	—	—	—	—	—
Grade 2 — Good	—	—	—	—	—	—
Grade 3 — Acceptable	1,919,685	1,108,334	11,057,550	7,676,592	—	21,762,161
Grade 4 — Acceptable w/Care	2,877,013	5,273,411	9,232,019	7,307,961	—	24,690,404
Grade 5 — Special Mention	—	69,113	766,388	—	—	835,501
Grade 6 — Substandard	270,865	—	977,633	969,553	—	2,218,051
Grade 7 — Doubtful	—	—	—	—	—	—
Total loans	$13,314,130	$7,913,783	$22,033,590	$15,954,106	$1,434,449	$60,650,058

	Single and multifamily residential real estate	Construction and development	Commercial real estate — other	Commercial business	Consumer	Total
December 31, 2015
Pass Loans (Consumer)	$8,340,816	$1,350,332	$—	$—	$1,369,224	$11,060,372
Grade 1 — Prime	—	—	—	—	—	—
Grade 2 — Good	—	—	—	—	—	—
Grade 3 — Acceptable	4,479,116	809,004	8,121,125	7,667,706	—	21,076,951
Grade 4 — Acceptable w/Care	3,382,209	4,759,864	14,724,468	8,199,385	—	31,065,926
Grade 5 — Special Mention	63,702	76,381	611,189	846,106	—	1,597,378
Grade 6 — Substandard	168,879	290,878	2,103,161	313,857	—	2,876,775
Grade 7 — Doubtful	—	—	—	—	—	—
Total loans	$16,434,722	$7,286,459	$25,559,943	$17,027,054	$1,369,224	$67,677,402

Loans graded one through four are considered “pass” credits. At December 31, 2016, approximately 95% of the loan portfolio had a credit grade of “pass” compared to 93% at December 31, 2015. For loans to qualify for this grade, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment. Loans totaling $835,501 and $1.6 million, respectively, were classified as special mention at December 31, 2016 and 2015. This classification is utilized when an initial concern is identified about the financial health of a borrower. Loans are designated as such in order to be monitored more closely than other credits in the loan portfolio. At December 31, 2016 and 2015, substandard loans totaled $2.2 million and $2.9 million, respectively, with the vast majority of these loans being collateralized by real estate. Substandard credits are evaluated for impairment on a quarterly basis.

The following table summarizes information relative to impaired loans, by portfolio class, at December 31, 2016 and 2015.

	Unpaid principal balance	Recorded investment	Related allowance	Average impaired investment	Interest income
December 31, 2016
With no related allowance recorded:
Single and multifamily residential real estate	$99,794	$99,794	$—	$179,235	$3,261
Construction and development	—	—	—	109,660	6,130
Commercial real estate — other	782,133	782,133	—	718,589	46,778
Commercial business	231,448	231,448	—	96,283	4,744
Consumer	—	—	—	—	—
With related allowance recorded:
Single and multifamily residential real estate	171,071	171,071	93,471	201,000	3,251
Construction and development	—	—	—	98,139	—
Commercial real estate — other	195,500	195,500	30,500	524,283	—
Commercial business	738,105	738,105	487,490	191,329	46,315
Consumer	—	—	—	—	—
Total:
Single and multifamily residential real estate	270,865	270,865	93,471	380,235	6,512
Construction and development	—	—	—	207,799	6,130
Commercial real estate — other	977,633	977,633	30,500	1,242,872	46,778
Commercial business	969,553	969,553	487,490	287,612	51,059
Consumer	—	—	—	—	—
	$2,218,051	$2,218,051	$611,461	$2,118,518	$110,479

	Unpaid principal balance	Recorded investment	Related allowance	Average impaired investment	Interest income
December 31, 2015
With no related allowance recorded:
Single and multifamily residential real estate	$—	$—	$—	$411,430	$21,667
Construction and development	—	—	—	177,047	—
Commercial real estate — other	905,968	905,968	—	415,488	29,423
Commercial business	—	—	—	62,015	—
Consumer	—	—	—	—	—
With related allowance recorded:
Single and multifamily residential real estate	236,938	236,938	163,138	270,668	—
Construction and development	40,500	40,500	10,500	239,206	727
Commercial real estate — other	1,197,193	1,197,193	201,793	805,654	46,761
Commercial business	—	—	—	18,139	2,119
Consumer	—	—	—	—	—
Total:
Single and multifamily residential real estate	236,938	236,938	163,138	682,098	21,667
Construction and development	40,500	40,500	10,500	416,253	727
Commercial real estate — other	2,103,161	2,103,161	201,793	1,221,142	76,184
Commercial business	—	—	—	80,154	2,119
Consumer	—	—	—	—	—
	$2,380,599	$2,380,599	$375,431	$2,399,647	$100,697
F-17

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

At December 31, 2016, the principal balance of TDRs was zero as the one loan previously constituting our sole TDR during the year had been repaid in full at maturity in August 2016. At December 31, 2015, the principal balance of TDRs was zero as the one loan constituting our sole TDR had been transferred to other real estate owned. No TDRs went into default during the years ended December 31, 2016 and 2015. A TDR can be removed from “troubled” status once there is sufficient history of demonstrating the borrower can service the credit under market terms. We currently consider sufficient history to be approximately six months.

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

The following table summarizes activity related to our allowance for loan losses for the years ended December 31, 2016 and 2015, by portfolio segment.

	Single and multifamily residential real estate	Construction and development	Commercial real estate — other	Commercial business	Consumer	Total
December 31, 2016
Allowance for loan losses:
Balance, beginning of year	$265,797	$184,130	$439,830	$244,679	$5,073	$1,139,509
Provision (reversal of provision) for loan losses	(30,000)	(100,000)	100,000	440,000	(3,000)	407,000
Loan charge-offs	—	(10,500)	(209,045)	—	(640)	(220,185)
Loan recoveries	—	—	—	—	11,825	11,825
Net loans charged-off	—	(10,500)	(209,045)	—	11,185	(208,360)
Balance, end of year	$235,797	$73,630	$330,785	$684,679	$13,258	$1,338,149
Individually reviewed for impairment	$93,471	$—	$30,500	$487,490	$—	$611,461
Collectively reviewed for impairment	142,326	73,630	300,285	197,189	13,258	726,688
Total allowance for loan losses	$235,797	$73,630	$330,785	$684,679	$13,258	$1,338,149

Gross loans, end of period:
Individually reviewed for impairment	$171,071	$—	$195,500	$738,105	$—	$1,104,676
Collectively reviewed for impairment	13,143,059	7,913,783	21,838,090	15,216,001	1,434,449	59,545,382
Total gross loans	$13,314,130	$7,913,783	$22,033,590	$15,954,106	$1,434,449	$60,650,058
F-18

	Single and multifamily residential real estate	Construction and development	Commercial real estate — other	Commercial business	Consumer	Total
December 31, 2015
Allowance for loan losses:
Balance, beginning of year	$160,797	$234,130	$363,097	$184,679	$90,073	$1,032,776
Provision (reversal of provision) for loan losses	105,000	(50,000)	120,000	60,000	(85,000)	150,000
Loan charge-offs	—	—	(43,267)	—	—	(43,267)
Loan recoveries	—	—	—	—	—	—
Net loans charged-off	—	—	(43,267)	—	—	(43,267)
Balance, end of year	$265,797	$184,130	$439,830	$244,679	$5,073	$1,139,509
Individually reviewed for impairment	$163,138	$10,500	$201,793	$—	$—	$375,431
Collectively reviewed for impairment	102,659	173,630	238,037	244,679	5,073	764,078
Total allowance for loan losses	$265,797	$184,130	$439,830	$244,679	$5,073	$1,139,509

Gross loans, end of period:
Individually reviewed for impairment	$236,938	$40,500	$2,103,161	$—	$—	$2,380,599
Collectively reviewed for impairment	16,197,784	7,245,959	23,456,782	17,027,054	1,369,224	65,296,803
Total gross loans	$16,434,722	$7,286,959	$25,559,943	$17,027,054	$1,369,224	$67,677,402

NOTE 4 — PROPERTY, EQUIPMENT AND SOFTWARE

Property, equipment and software are stated at cost less accumulated depreciation. Components of property, equipment and software included in the consolidated balance sheets are as follows:

	December 31,
	2016	2015
Land and land improvements	$1,108,064	$1,108,064
Building	784,845	784,845
Leasehold improvements	257,159	257,159
Software	24,039	374,039
Furniture and equipment	1,464,847	1,432,378
	3,638,954	3,956,485
Accumulated depreciation	(1,613,180)	(1,757,689)
Total property, equipment and software	$2,025,774	$2,198,796

Depreciation expense for the years ended December 31, 2016 and 2015 was $206,623 and $215,471, respectively. There were asset purchases of $34,167 and two disposals totaling $351,698 during 2016. There were asset purchases of $30,260 and no disposals during 2015.

NOTE 5 — OTHER REAL ESTATE OWNED AND REPOSSESSED ASSETS

The following table summarizes the composition of other real estate owned and repossessed assets as of the dates noted.

	December 31,
	2016	2015
Residential land lots	$—	$31,320
Single and multifamily residential real estate	—	—
Commercial office space	1,412,667	1,008,900
Commercial land	810,000	870,000
	$2,222,667	$1,910,220

Changes in other real estate owned and repossessed assets are presented below:

	2016	2015
Balance at beginning of year	$1,910,220	$2,557,457
Repossessed property acquired in settlement of loans	1,257,289	300,000
Proceeds from sales of repossessed property	(637,072)	(582,295)
Loss on sale and write-downs of repossessed property, net	(307,770)	(364,942)
Balance at end of year	$2,222,667	$1,910,220

During 2015, other real estate owned for the Company increased due to three pieces of real estate being moved to other real estate owned for $1.3 million, partially offset by the sale of one piece of real estate held by the Bank for proceeds of approximately $24,000, which resulted in a loss of approximately $6,000 and another sale of real estate owned that was purchased from the Bank for proceeds of approximately $613,000, which resulted in a loss of approximately $18,000 to the Company. In addition, the Bank recognized writedowns on real estate owned of approximately $284,000 during 2016. On March 7, 2017, one impaired loan was transferred to other real estate owned for $165,000, net of a specific reserve of $35,000.

NOTE 6 — DEPOSITS

Deposits at December 31, 2016 and 2015 are summarized as follows:

	2016	2015
Non-interest bearing	$13,723,902	$13,010,209
Interest bearing:
NOW accounts	8,959,818	8,894,408
Money market accounts	29,620,179	33,164,973
Savings	1,054,314	1,034,438
Time, less than $100,000	5,565,797	5,756,202
Time, $100,000 and over	20,783,638	21,707,095
Total deposits	$79,707,648	$83,567,325

Interest expense on time deposits greater than $100,000 was $192,160 and $182,041 for the years ended December 31, 2016 and 2015 respectively.

Time deposits that meet or exceed the FDIC insurance limit at $250,000 amounted to $9,163,592 and $7,578,706 as of December 31, 2016 and 2015, respectively.

At December 31, 2016 the scheduled maturities of certificates of deposit (including brokered time deposits) are as follows:

2017	$15,097,432
2018	5,217,537
2019	4,468,684
2020	784,291
2021	781,490
$26,349,434

At December 31, 2016, $2.3 million in securities were pledged as collateral for public deposits and approximately $50,000 in securities were pledged as collateral for business deposits.

NOTE 7 — SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

At December 31, 2016 and 2015, the Bank had sold $113,598 and $113,080, respectively, of securities under agreements to repurchase with brokers with a weighted rate of 0.10% for the comparable periods that mature in less than 90 days. These agreements were secured with approximately $50,000 and $107,000 of investment securities, respectively. The securities, under agreements to repurchase, averaged $135,708 during 2016, with $279,628 being the maximum amount outstanding at any month-end. The average rate paid in 2016 was 0.10%. The securities, under agreements to repurchase, averaged $98,636 during 2015, with $354,739 being the maximum amount outstanding at any month-end. The average rate paid in 2015 was 0.10%.

NOTE 8 — FEDERAL HOME LOAN BANK ADVANCES

At December 31, 2014, the Bank had $5.0 million of advances from the FHLB, with a weighted average rate of 0.25%. The advance was obtained in July 2014 with a maturity date of January 2015. The FHLB advance from 2014 was repaid in full in January 2015 upon maturity. There were no advances from the FHLB for the years ended December 31, 2016 and 2015. In February 2017, an advance of $4,000,000 was obtained from the FHLB with a weighted average rate of 0.89% and a maturity date of November 2017.

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

NOTE 10 — UNUSED LINES OF CREDIT

At December 31, 2016 and 2015, the Bank had an unused unsecured line of credit to purchase federal funds of $2.0 million that has not been utilized. The line of credit is available on a one to fourteen day basis for general corporate purposes of the Bank. The lender has reserved the right to withdraw the line at its option.

The Bank has a line of credit with the FHLB to borrow funds, subject to the pledge of qualified collateral. At December 31, 2016, approximately $34.9 million of first and second mortgage loans, commercial loans and home equity lines of credit were specifically pledged to the FHLB, resulting in $12.3 million in lendable collateral. At December 31, 2015, approximately $39.9 million of first and second mortgage loans, commercial loans and home equity lines of credit were specifically pledged to the FHLB, resulting in $13.0 million in lendable collateral.

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

At December 31, 2016, the Bank had pledged $15.5 million in loans to the FRB’s Borrower-in-Custody of Collateral program resulting in $12.3 million in lendable collateral. Our available credit under this line was approximately $11.4 million and $10.5 million as of December 31, 2016 and 2015, respectively. The Bank had no outstanding borrowings from the FRB as of December 31, 2016 and 2015.

NOTE 11 — INCOME TAXES

The components of income tax expense were as follows:

	Year Ended December 31,
	2016	2015
Current income tax expense (benefit)	$—	$5,080
Deferred income tax expense (benefit)	(944,814)	(2,404,737)
	(944,814)	(2,409,817)
Change in valuation allowance	944,814	2,404,737
Income tax expense	$—	$5,080

The following is a summary of the items that caused recorded income taxes to differ from taxes computed using the Company’s statutory federal income tax rate of 34%:

	Year Ended December 31,
	2016	2015
Income tax benefit at federal statutory rate	$(879,926)	$(1,629,769)
Change in valuation allowance	944,814	(2,404,737)
IRC Section 382 limitation to net operating loss carry-forward	—	4,020,027
Other	(64,888)	19,559
Income tax expense	$—	$5,080
F-22

The components of the net deferred tax asset are as follows:

	December 31,
	2016	2015
Deferred tax assets (liabilities):
Allowance for loan losses	$278,511	$140,131
Lost interest on nonaccrual loans	19,047	44,348
Real estate acquired in settlement of loans	187,707	250,453
Net operating loss carry-forward	2,757,843	1,987,292
Deferred operational and start-up costs	43,471	56,513
Other-than-temporary impairment on non-marketable equity securities.	—	—
Unrealized loss (gain) on investment securities available for sale	(2,978)	(58,648)
Internally developed software	3,864,656	3,771,558
Other	229,187	185,313
	7,377,444	6,376,960
Valuation allowance	(7,377,444)	(6,376,960)
Net deferred tax asset	$—	$—

The valuation allowance for deferred tax assets as of December 31, 2016 and 2015 was $7.4 million and $6.4 million, respectively. Accounting literature states that a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not that the Company will not recognize the entire deferred tax asset. The determination of whether a deferred tax asset is realizable is based on the weighting all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified. As of December 31, 2016 and 2015, the Company determined that it is not more likely than not that deferred tax assets will be recognized in future years.

The Company will continue to analyze deferred tax assets and the related valuation allowance on a quarterly basis, taking into account performance compared to forecasted earnings as well as current economic and internal information.

At December 31, 2016, the Company has federal operating loss carry-forwards of approximately $8.0 million that may be used to offset future taxable income and expire beginning in 2026. At December 31, 2016, the Company has state operating loss carry-forwards of approximately $1.2 million that may be used to offset future taxable income and expire beginning in 2035.

The Company has analyzed the tax positions taken or expected to be taken on its tax returns and concluded it has no liability related to uncertain tax positions in accordance with FIN 48. With limited exceptions, income tax returns for 2013 and subsequent years are subject to examination by the taxing authorities.

We have generated significant net operating losses, or NOLs, as a result of our operating results. We are generally able to carry NOLs forward to reduce taxable income in future years. However, the ability to utilize the NOLs is subject to the rules of Section 382 of the Internal Revenue Code. Section 382 generally restricts the use of NOLs after an “ownership change.” An ownership change occurs if, among other things, the shareholders (or specified groups of shareholders) who own or have owned, directly or indirectly, 5% or more of a corporation’s common stock or are otherwise treated as 5% shareholders under Section 382 and U.S. Treasury regulations promulgated thereunder because of an increase of their aggregate percentage ownership of that corporation’s stock by more than 50 percentage points over the lowest percentage of the stock owned by these shareholders over a rolling three-year period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with NOL carryforwards. This annual limitation is generally equal to the product of the value of the corporation’s stock on the date of the ownership change, multiplied by the long-term tax-exempt rate published monthly by the Internal Revenue Service. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOL carryforwards.

NOTE 12 — RELATED PARTY TRANSACTIONS

On December 31, 2016 and 2015, the Bank had various loans outstanding to directors and officers. All of these loans were made under normal credit terms and did not involve more than normal risk of collection. See Note 3 for further details.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2016, unfunded commitments to extend credit were $8.6 million, of which approximately $7.9 million is at fixed rates and $677,000 is at variable rates. The Company evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate. The fair value of these off-balance sheet financial instruments is considered immaterial.

The Company does not have any commitments to lend additional funds to borrowers whose loans have been modified as a TDR.

NOTE 14 — COMMITMENTS AND CONTINGENCIES

The Bank has a two-year operating lease on its main office facility which began in October 2008. The Bank exercised its remaining two-year renewal options in September 2012. The Bank renegotiated on terms similar to the current lease and amended the current lease in October 2014 for a term of five years. The monthly rent under the lease amendment is $10,370 from October 1, 2012 through September 30, 2014, $10,789 from October 1, 2014 through September 30, 2015, $11,005 from October 1, 2015 through September 30, 2016 and $11,225 from October 1, 2016 through September 30, 2017. The Bank has a ten-year operating lease on a branch facility which began in August 2007. The monthly rent under the lease is $9,229 from August 1, 2012 through July 31, 2017. The Company is currently in negotiations regarding the terms of renewing the lease. The Company had a 21- month operating lease on its New York office which began in May 2013. The monthly rent under the lease agreement allowed for one month free rent from May 23, 2013 through June 22, 2013, an installment of $2,680 for June 23, 2013 through June 30, 2013, and fixed monthly installments of $9,450 from July 1, 2013 through February 27, 2015. The New York office lease was not renewed in February 2015. At that time, the Company moved to a month to month lease for the New York office at a rate of $2,189 per month. The New York office month to month lease was terminated during 2015. Rent expense of $268,988 and $314,117 was recorded for the years ended December 31, 2016 and 2015, respectively.

Future minimum lease payments under these operating leases are summarized as follows:

For the year ended December 31,
2017	$199,975
2018	138,080
2019	105,105
2020	—
Thereafter	—
$443,160

As of December 31, 2016, there were no other commitments outstanding, and there were no new commitments as of March 23, 2017.

The board of directors has approved employment agreements with the president and chief executive officer of the Bank, the chief financial officer of the Company and Bank and the Bank’s chief operating officer. The agreements include provisions regarding term, compensation, benefits, annual bonus, incentive program, stock option plan and severance and non-compete upon early termination.

The Bank may become party to litigation and claims in the normal course of business. As of December 31, 2016, management believes there is no material litigation pending.

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

As of December 31, 2016 and 2015, 3,089,755 total options were outstanding at a weighted average price of $1.11. Of the 3,097,255 options outstanding, 3,067,255 options were vested.

A summary of the status of the plans and changes for the years ended December 31, 2016 and 2015 are presented below:

	2016			2015
	Shares	Weighted average exercise price	Average Intrinsic Value	Shares	Weighted average exercise price
Outstanding at beginning of year	3,089,755	$1.11		3,102,255	$1.08
Granted	—	—		115,000	1.59
Exercised	—	—		—	—
Forfeited or expired	—	—		(127,500)	0.80
Outstanding at end of year	3,089,755	1.11	$0.00	3,089,755	1.11
Options exercisable at year-end	3,022,255		$0.00	3,022,255
Shares available for grant	2,030,935			2,030,935
F-25

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2016. This amount changes based on the fair market value of the Company’s stock. Fair market value is based on the most recent trade of common stock reported through the OTC Bulletin Board. As of December 31, 2016, the Company’s closing stock price was $0.15 resulting in no intrinsic value.

Compensation expense related to stock options granted was $10,126 and $303,829 for the years ended December 31, 2016 and 2015, respectively. Compensation expense is based on the fair value of the option estimated at the date of grant using the Black-Scholes option-pricing model. Compensation expense is recognized on a straight line basis over the vesting period of the option.

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

NOTE 16 — EMPLOYEE BENEFIT PLAN

The Bank maintains an employee benefit plan for all eligible employees of the Bank under the provisions of Internal Revenue Code Section 401(k). The Independence National Bank 401(k) Profit Sharing Plan (the “Plan”), adopted in 2005, allows for employee contributions. Upon annual approval of the board of directors, the Company also matches 50% of employee contributions up to a maximum of 6% of annual compensation. For the year ended December 31, 2016 and 2015, $14,043 and $15,859, respectively, was charged to operations for the Company’s matching contribution. Employees are immediately vested in their contributions to the Plan and become fully vested in the employer matching contribution after six years of service.

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

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at December 31, 2016 and 2015.

			For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Actual		Minimum		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016
Total Capital (to risk weighted assets)	$9,251,000	13.4%	$5,525,000	8.0%	$6,906,000	10.0%
Tier 1 Capital (to risk weighted assets)	8,382,000	12.1	2,762,000	4.0	4,144,000	6.0
Tier 1 Capital (to average assets)	8,382,000	9.0	3,724,000	4.0	4,655,000	5.0
Common Equity Tier 1 Capital (to risk weighted assets)	8,382,000	12.1	3,108,000	4.5	3,108,000	4.5

As of December 31, 2015
Total Capital (to risk weighted assets)	$10,598,000	14.1%	$6,029,000	8.0%	$7,536,000	10.0%
Tier 1 Capital (to risk weighted assets)	9,653,000	12.8	3,014,000	4.0	4,521,000	6.0
Tier 1 Capital (to average assets)	9,653,000	10.0	3,875,000	4.0	4,844,000	5.0
Common Equity Tier 1 Capital (to risk weighted assets)	9,653,000	12.8	3,391,000	4.5	3,391,000	4.5

The Federal Reserve has similar requirements for bank holding companies. The Company is currently not subject to these requirements because the Federal Reserve guidelines contain an exemption for bank holding companies of less than $1 billion in consolidated assets, subject to certain limitations.

Since December 31, 2016, no conditions or events have occurred, of which we are aware, that have resulted in a material change in the Company’s or the Bank’s category, other than as reported in this Annual Report on Form 10-K.

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

The following table presents selected financial information for the Company’s reportable business segments for the year ended December 31, 2016 and 2015. See Note 22 for parent company condensed financial information.

		Parent Company
	Community Banking	Transaction Services	Asset Management	Parent Only	Total
For the year ended December 31, 2016
Interest income	$3,564,828	$—	$—	$—	$3,564,828
Interest expense	326,340		—	—	326,340
Net interest income	3,238,488	—	—	—	3,238,488

Provision for loan losses	407,000	—	—	—	407,000
Noninterest income	840,694	—	—	—	840,694
Noninterest expense	4,951,094	249,594	146,512	913,000	6,260,200
Loss before income taxes	(1,278,912)	(249,594)	(146,512)	(913,000)	(2,588,018)
Income taxes	—	—	—	—	—
Net loss	$(1,278,912)	$(249,594)	$(146,512)	$(913,000)	$(2,588,018)

As of December 31, 2016	Community Banking	Holding Company (1)	Eliminations	Total
Cash and due from banks	$4,632,515	$1,847,837	$(1,848,625)	$4,631,727
Interest bearing deposits in other institutions	10,500,000	—	—	10,500,000
Federal funds sold	6,143,000	—	—	6,143,000
Investment securities	2,499,805	—	—	2,499,805
Loans receivable, net	59,144,847	—	—	59,144,847
Other real estate owned	2,222,667	—	—	2,222,667
Property, equipment, and software, net	2,005,226	20,548	—	2,025,774
Bank owned life insurance	2,542,910	—	—	2,542,910
Other assets	731,838	6,489	—	738,328
Total Assets	$90,422,808	$1,874,874	$(1,848,625)	$90,449,057

Deposits	$81,556,273	$—	$(1,848,625)	$79,707,648
Securities sold under agreement to repurchase	113,598	—	—	113,598
Accrued and other liabilities	379,100	304,346	—	683,446
Shareholders’ equity	8,373,837	1,570,528	—	9,944,365
Total liabilities and shareholders’ equity	$90,422,808	$1,874,874	$(1,848,625)	$90,449,057

(1)	Excludes investment in wholly-owned Bank subsidiary
F-28

		Parent Company
	Community Banking	Transaction Services	Asset Management	Parent Only	Total
For the year ended December 31, 2015
Interest income	$3,567,763	$—	$—	$—	$3,567,763
Interest expense	316,358		—	14,704	331,062
Net interest income	3,251,405	—	—	(14,704)	3,236,071

Reversal of provision for loan losses	150,000	—	—	—	150,000
Noninterest income	262,521	383,312	—	21,074	666,907
Noninterest expense	4,271,806	2,214,478	140,782	1,919,981	8,547,047
Income (loss) before income taxes	(907,580)	(1,831,166)	(140,782)	(1,913,611)	(4,793,439)
Income taxes	5,080	—	—	—	5,080
Net income (loss)	$(912,960)	$(1,831,166)	$(140,782)	$(1,913,611)	$(4,798,519)

As of December 31, 2015	Community Banking	Holding Company (1)	Eliminations	Total
Cash and due from banks	$5,458,252	$2,909,255	$(2,913,712)	$5,453,795
Interest bearing deposits in other institutions	1,500,000	—	—	1,500,000
Federal funds sold	8,446,000	—	—	8,446,000
Investment securities	10,687,851	—	—	10,687,851
Loans receivable, net	66,402.246	—	—	66,402,246
Other real estate owned	1,278,900	631,320	—	1,910,220
Property, equipment, and software, net	2,053,575	145,221	—	2,198,796
Other assets	771,437	96,961	—	868,398
Total Assets	$96,598,261	$3,782,757	$(2,913,712)	$97,467,306

Deposits	$86,481,037	$—	$(2,913,712)	$83,567,325
Securities sold under agreement to repurchase	113,080	—	—	113,080
Accrued and other liabilities	236,918	905,824	—	1,142,742
Shareholders’ equity (deficit)	9,767,226	2,876,933	—	12,644,159
Total liabilities and shareholders’ equity	$96,598,261	$3,782,757	$(2,913,712)	$97,467,306

(1)	Excludes investment in wholly-owned Bank subsidiary

The sole activity conducted within our asset management business segment is the resolution of assets purchased by the Company in the second quarter of 2013 from the Bank. All assets have been sold and resolved as of December 31, 2016.

The activities conducted within our transaction services business segment relate to the Company’s research and development efforts to enhance existing and develop new digital banking, payments and transaction services. The Company incurred approximately $250,000 and $2.2 million in research and development expenses during 2016 and 2015, respectively. The expenses paid since the suspension of the development of the transaction services segment in September 2015 relate to remaining monthly contract costs which have since been completed. The Company recognized approximately $383,000 in noninterest income during 2015 within the transaction services business segment and approximately $21,000 representing forgiveness of debt as a result of settling certain outstanding liabilities for the Company. As previously noted, on September 25, 2015, the Company suspended development of its digital banking business.

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

Available-for-sale investment securities ($2,499,805 and $10,687,851 at December 31, 2016 and 2015, respectively) are carried at fair value and measured on a recurring basis using Level 2 inputs (other observable inputs). Fair values are estimated by using bid prices and quoted prices of pools or tranches of securities with similar characteristics.

We do not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and a specific reserve within the allowance for loan losses is established or the loan is charged down to the fair value less costs to sell. At December 31, 2016, all impaired loans were evaluated on a nonrecurring basis based on the market value of the underlying collateral. Market values are generally obtained using independent appraisals or other market data, which the Company considers to be Level 3 inputs. The aggregate carrying amount, net of specific reserves, of impaired loans carried at fair value at December 31, 2016 and 2015 was $1.6 million and $2.0 million, respectively.

Other real estate owned and repossessed assets, generally consisting of properties or other collateral obtained through foreclosure or in satisfaction of loans, are carried at the lower or market value and measured on a non-recurring basis. Market values are generally obtained using independent appraisals which are generally prepared using the income or market valuation approach, adjusted for estimated selling costs which the Company considers to be Level 3 inputs. The carrying amount of other real estate owned and repossessed assets carried at fair value at December 31, 2016 and 2015 was $2,222,667 and $1,910,220, respectively. The Company utilizes two methods to determine carrying values, either appraised value, or if lower, current net listing price.

The Company has no assets whose fair values are measured using Level 1 inputs. The Company also has no liabilities carried at fair value or measured at fair value.

For Level 3 assets measured at fair value on a non-recurring basis as of December 31, 2016, the significant observable inputs used in the fair value measurements were as follows:

Description	Fair Value at December 31, 2016	Valuation Technique	Significant Unobservable Inputs
Other real estate owned and repossessed assets	$2,222,667	Appraised value	Discounts to reflect current market conditions, abbreviated holding period, and estimated costs to sell
Impaired loans	$1,606,590	Internal assessment of appraised value	Adjustments to estimated value based on recent sales of comparable collateral

For Level 3 assets measured at fair value on a non-recurring basis as of December 31, 2015, the significant unobservable inputs used in the fair value measurements were as follows:

Description	Fair Value at December 31, 2015	Valuation Technique	Significant Unobservable Inputs
Other real estate owned and repossessed assets	$1,910,220	Appraised value	Discounts to reflect current market conditions and estimated costs to sell
Impaired loans	$2,005,168	Internal assessment of appraised value	Adjustments to estimated value based on recent sales of comparable collateral

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

The carrying value of loans held for sale as of December 31, 2016 approximates fair value as these loans were discounted to their liquidation value which is equal to the minimum acceptable bid price established by the Company in connection with the Company’s intent to sell these loans to unaffiliated third party investors.

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

The Company has used management’s best estimate of fair value based on the above assumptions. Thus, the fair values presented may not be the amounts that could be realized in an immediate sale or settlement of the instrument. In addition, any income taxes or other expenses, which would be incurred in an actual sale or settlement, are not taken into consideration in the fair value presented. The estimated fair values of the Company’s financial instruments at December 31, 2016 and 2015 are as follows:

December 31, 2016	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$4,631,727	$4,631,727	$4,631,727	$—	$—
Interest bearing deposits in other institutions	10,500,000	10,500,000	—	10,500,000	—
Federal funds sold	6,143,000	6,143,000	6,143,000	—	—
Investment securities available for sale	2,499,805	2,499,805	—	2,499,805	—
Non-marketable equity securities	380,050	380,050	—	380,050	—
Loans, net	59,144,847	59,084,364	—	—	59,084,364
Bank owned life insurance	2,542,910	2,542,910	—	2,542,910	—
Financial Liabilities:
Deposits	79,707,648	79,598,034	—	79,598,034	—
Securities sold under agreements to repurchase	113,598	113,598	—	113,598	—

December 31, 2015	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$5,453,795	$5,453,795	$5,453,795	$—	$—
Interest bearing deposits in other institutions	1,500,000	1,500,000	—	1,500,000	—
Federal funds sold	8,446,000	8,446,000	8,446,000	—	—
Investment securities available for sale	10,687,851	10,687,851	—	10,687,851	—
Non-marketable equity securities	392,500	392,500	—	392,500	—
Loans, net	66,602,246	66,873,213	—	—	66,873,213
Financial Liabilities:
Deposits	83,567,325	83,538,827	—	83,538,827	—
Securities sold under agreements to repurchase	113,080	113,080	—	113,080	—
F-31

NOTE 21 — BANK OWNED LIFE INSURANCE AND PRE-RETIREMENT BENEFIT PLAN

In June 2016, the Bank purchased two bank owned life insurance policies with aggregate death benefits of $2,500,000 for investment purposes. The Bank is responsible for paying all premiums and is the owner and beneficiary of the policies. At December 31, 2016, the cash surrender value of these policies was $2,542,910, and as a result $42, 910 in income recognized during the period.

In connection with the purchase of the bank owned life insurance policies, the Bank offered pre-retirement death benefits to selected employees of the Bank. The policies are not transferrable to the employees and are not impacted by a change in control. The pre-retirement death benefits are indirectly funded by the bank owned life insurance.

NOTE 22 — PARENT COMPANY FINANCIAL INFORMATION

Following is condensed financial information of Independence Bancshares, Inc. (includes transaction service, asset management and holding company segments — for further detail, see “Note 19 — Business segments”):

Condensed Balance Sheets

	December 31,
	2016	2015
Cash and cash equivalents	$1,847,837	$2,909,255
Investment in subsidiary	8,373,837	9,767,226
Premises and equipment, net	20,548	145,221
Other real estate owned	—	631,320
Other assets	6,489	96,961
	$10,248,711	$13,549,983
Liabilities and Shareholders’ Equity
Accrued and other liabilities	$304,346	$905,824
Shareholders’ equity	9,944,365	12,644,159
Total liabilities and shareholders’ equity	$10,248,711	$13,549,983

Condensed Statements of Operations

	Year Ended December 31,
	2016	2015
Equity in undistributed net loss of subsidiary	$(1,278,912)	$(912,960)
Product research and development — Transaction Services	(249,594)	(2,209,978)
Forgiveness of debt	—	403,245
Loan interest and other income	—	1,141
Interest expense on note payable	—	(14,704)
Property tax expense	(1,139)	(23,504)
Consulting and miscellaneous fees	(222,056)	(378,825)
Real estate owned activity	(145,373)	(117,278)
General and administrative expenses	(529,432)	(852,012)
Legal expense	(158,811)	(404,672)
Stock compensation expense	(2,701)	(288,972)
Net loss	$(2,588,018)	$(4,798,519)
F-32

Condensed Statements of Cash Flows

	Year Ended December 31,
	2016	2015
Operating activities
Net loss	$(2,588,018)	$(4,798,519)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	2,701	288,973
Equity in undistributed net loss of subsidiary	1,278,912	912,960
Net changes in fair value and losses on other real estate owned	18,222	105,603
Depreciation expense	124,107	128,549
Loss on disposal of property, equipment and software	566	—
Change in other assets	90,472	153,329
Change in accrued items	(601,478)	(1,633,526)
Net cash used in operating activities	(1,674,516)	(4,842,631)

Investing activities
Purchase of premises and equipment	—	(7,408)
Proceeds from sale of other real estate owned	613,098	455,277

Net cash provided by investing activities	613,098	447,869

Financing activities
Issuance of preferred stock, net of closing costs	—	7,615,577
(Repayments of) proceeds from note payable from affiliate	—	(600,000)

Net cash provided by financing activities	—	7,015,577

Net increase (decrease) in cash and cash equivalents	(1,061,418)	2,620,815

Cash and cash equivalents, beginning of year	2,909,255	288,440

Cash and cash equivalents, end of year	$1,847,837	$2,909,255

Schedule of non-cash transactions
Loans transferred to other real estate owned	$—	$—

NOTE 23 — SUBSEQUENT EVENTS

As part of our strategy to identify growth and sources of new operating revenues, including increasing net interest income, the Company purchased approximately $4.8 million in consumer loans during the first quarter of 2017. These loans are all personal unsecured loans with terms within 36 to 60 months and have a weighted interest rate of 10.42%. While the Company holds the loans, the servicing is retained by the seller for a 1% monthly fee.

F-33

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

Management’s Annual Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2016, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The effectiveness of the internal control over financial reporting as of December 31, 2016 was not required to be, and has not been, audited by Elliott Davis Decosimo, LLC, the Company’s independent registered public accounting firm.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our fourth quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Year First Appointed or Elected to the Company’s Board	Year First Appointed or Elected to the Bank’s Board	Position(s) Held
Directors of the Company
H. Neel Hipp, Jr.	65	2004	2005	Director, Chairman of the Bank’s Board
Keith Stock	64	2013	—	Director
Robert B. Willumstad	71	2013	—	Director, Chairman of the Company’s Board
Russell Echlov	41	2015	—	Director
Adam G. Hurwich	55	2015	—	Director
Lawrence R. Miller	70	2015	2005	Director
Non-Director Executive Officers and Other Officers of the Company
Martha L. Long	58	—	—	Chief Financial Officer of the Company and the Bank
E. Fred Moore	58	—	—	Executive Vice President, Chief Credit Officer of the Company and the Bank

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

H. Neel Hipp, Jr., director and the chairman of the board of directors of the Bank, is the former vice president of Liberty Corporation and former chairman of Liberty Life Insurance Company with over 29 years of experience with the Liberty companies. He is the current owner of Hipp Investments, LLC, which he founded in 1998. Mr. Hipp was a founder and a director of Greenville Financial Corporation and Greenville National Bank. He received his B.A. in economics from Furman University, his M.B.A. from the University of North Carolina, Chapel Hill, and he also attended the Harvard Business School Program for Management Development. Mr. Hipp is actively involved in the community. He currently serves as a trustee of Wofford College, on the board of the Aircraft Owners and Pilots Association of Frederick, Maryland. Mr. Hipp was appointed chairman of the South Carolina Aeronautics Commission in 2006 by Governor Sanford. He has served as a member of the South Carolina Chamber of Commerce, the Greenville Downtown Airport Commission (chair), the Greenville County United Way, the board of the South Carolina Historical Society and the Furman University board of trustees. Mr. Hipp’s extensive business experience in a regulated industry, his past experience in the banking industry, including service as a bank director, as well as his ties to the Greenville community led the board to conclude that he should serve as a director.

Keith Stock, director, has served since 2011 as the chairman and chief executive officer of First Financial Investors, Inc. and senior executive advisor with The Brookside Group family-owned investment offices. Since 2014, Mr. Stock has served as chairman, and was previously a member of the executive office, of Clarien Bank Limited. He also served as chairman and chief executive officer of Clarien Group Limited, the bank holding company. Since 2014, he has been a director of Sun Bancorp, Inc. and Sun National Bank. Mr. Stock is a registered securities professional with Sword Securities, LLC. Since 2016, Mr. Stock has served as president, chief executive officer, treasurer and director of National Property REIT Corp. as well as executive officer of certain of its subsidiaries. From 2009 until 2011, Mr. Stock served as chief strategy officer and member of the Office of the CEO at TIAA-CREF. From 2004 until May 2008, he served as president of MasterCard Advisors, LLC and as a member of the MasterCard Worldwide Operating Committee and Management Council. Prior to that, Mr. Stock served as chairman and chief executive officer of St. Louis Bank, FSB, chairman and president of Treasury Bank Ltd., and as a director of Severn Bancorp, Inc. He has held global management roles with AT Kearney, Capgemini, Ernst & Young and McKinsey & Company after beginning his career with BNY Mellon. He is a director of the Foreign Policy Association, a member of the Economic Club of New York, a member of the Governing Council of the Bermuda Stock Exchange and the Advisory Board of the Institute for Ethical Leadership at Rutgers University Business School. He is a graduate of Princeton University and received his MBA from The University of Pennsylvania Wharton School. Mr. Stock’s prior service as an executive officer and director of other banks, as well as his extensive payments services experience with MasterCard, led the board to conclude that he should serve as a director as the Company implements the expansion of its business model.

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

Russell Echlov, director, was appointed to the board as a representative of RMB Capital Management, LLC, the investment adviser to certain private funds whose strategy focuses on the banking and financial services sectors (“Mendon Capital Strategy”) and which invested in the Company’s 2015 private offering of Series A preferred stock. Mr. Echlov has served as an assistant portfolio manager with RMB Capital Management, LLC focused on Mendon Capital Strategy since April 2014. Prior to that time, he was employed as an investment advisor for Spring Hill Capital, LLC from 2010 until January 2014. He is an experienced institutional investor with knowledge of banking and financial services and is a graduate of Dartmouth College. Mr. Echlov’s extensive experience as an institutional investor in banks and other financial institutions led the board to conclude that he should serve as a director of the Company.

Adam G. Hurwich, director, was appointed to the board as a representative of Ulysses Management LLC, the investment manager for Ulysses Partners, L.P. and Ulysses Offshore Fund, Ltd., which together invested in the Company’s 2015 private offering of Series A preferred stock. Mr. Hurwich has served as a portfolio manager at Ulysses Management LLC since January 2010. He has also served as a director of First Security Group, Inc. and FSGBank, National Association, from June 2013 to October 2015, when First Security Group merged with and into Atlantic Capital Bancshares, Inc. Mr. Hurwich has served as a director of Atlantic Capital Bancshares, Inc. and Atlantic Capital Bank since November 2015. Mr. Hurwich has worked over a period spanning almost a decade in various advisory committees to the Financial Accounting Standards Board – the last of which, the Financial Accounting Standards Advisory Council, he completed in December 2015. He is an experienced institutional investor with knowledge of banking and financial services. Mr. Hurwich received his A.B. from Harvard College in 1987 and his M.B.A. from Yale University in 1989. Mr. Hurwich’s extensive experience as an institutional investor, as well as a director of another financial institution, led the board to conclude that he should serve as a director of the Company.

Lawrence R. Miller, serves as the Company’s interim chief executive officer and the Bank’s president and chief executive officer. He has also served as a director of the Bank since its organization in 2005. Mr. Miller served as the Company’s and the Bank’s chief executive officer from organization until December 31, 2012, when he stepped down as the Company’s chief executive officer but continued to serve as the Bank’s chief executive officer. In October 2015, the Company’s board of directors appointed him as the Company’s interim chief executive officer. Mr. Miller has over 45 years of banking experience, having held various positions in the banking industry since November 1971. From 1995 until March 2004, he served as market chief executive officer for SouthTrust Bank, where he successfully opened seven offices in 10 years. He has lived in Upstate South Carolina for over 45 years and has been actively involved in the community and its future planning. He has served as a trustee for the College of Charleston for thirteen years for which he chaired both the Audit and Finance Committees; and is past board chairman of Christ School, Arden, North Carolina for which he served as a trustee for ten years. Mr. Miller is a member of the South Carolina Bankers Association Council and a former board member of the South Carolina Bankers Association. He has served on both the economic development board of the Greenville Chamber of Commerce and the board of directors of the Greer Chamber of Commerce. Mr. Miller graduated from Newberry College, from the School of Banking of the South at Louisiana State University, and from the National Commercial Lending Graduate School at the University of Oklahoma. Mr. Miller’s extensive knowledge of the Bank and the Company as well as his ties to the Greenville community led the board to conclude that he should serve as a director of the Company.

Additional information is set forth below regarding certain other executive officers of our Company and our Bank:

Martha L. Long, serves as the Company’s and the Bank’s chief financial officer. Ms. Long began assisting the Bank with financial accounting matters as an independent contractor beginning in June 2011, and in August 2012, she was appointed as chief financial officer of the Bank. She was appointed as chief financial officer of the Company in December 2013. Ms. Long has over 32 years of experience in various senior financial officer roles. Prior to her work with the Bank, Ms. Long served in various accounting capacities, including most recently working for her own CPA firm from 2009 through 2012. Prior to that, she served as Senior Vice President for AIMCO, a publicly held real estate investment trust from 1998 to 2009 in various financial capacities. She has also served as Senior Vice President and Controller for two SEC-registered companies, The First Savings Bank and Insignia Financial Group, Inc., an owner and operator of multi-family housing facilities. Ms. Long is a graduate of Bob Jones University with a degree in Accounting and is a certified public accountant in South Carolina.

E. Fred Moore, serves as the executive vice president and chief credit officer of the Company and the Bank, and he has held these positions since 2006. He previously served as a senior vice president of risk management for First National Bank of the South in Spartanburg, South Carolina. He has over 32 years of experience in administrative banking and finance, including credit administration and internal audit. Mr. Moore was previously employed with American Federal as a senior credit analyst until November 2000, when he resigned to join First National Bank of the South. He graduated from University of South Carolina in 1982 where he received his B.A. in business economics.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers and directors and persons who own more than 10% of the Company’s common stock to file reports of ownership and changes in ownership with the SEC. Based solely on the Company’s review of these forms and written representations from the officers and directors, the Company believes that all Section 16(a) filing requirements were met during fiscal 2016.

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

Audit Committee and Audit Committee Financial Expert

Our audit committee is currently composed of Messrs. Stock and Hipp. Each of these members is considered “independent” under NASDAQ Rule 5605(c)(2). The board of directors has determined that Mr. Stock is an “audit committee financial expert” as defined in Item 407(d)(5) of the SEC’s Regulation S-K. The audit committee met four times in 2016. The audit committee functions are set forth in its charter, which was adopted on May 5, 2005 and was revised and approved by the board of directors on October 29, 2015. The audit committee has the responsibility of reviewing financial statements, evaluating internal accounting controls, reviewing reports of regulatory authorities, and determining that all audits and examinations required by law are performed. The committee recommends to the board the appointment of the independent auditors for the next fiscal year, reviews and approves the auditor’s audit plans, and reviews with the independent auditors the results of the audit and management’s responses. The audit committee is responsible for overseeing the entire audit function and appraising the effectiveness of internal and external audit efforts. The audit committee reports its findings to the board of directors.

Item 11.  Executive Compensation.

Summary Compensation Table

The following table summarizes the compensation paid to or earned by each of the named executive officers for the year ended December 31, 2016:

Name and Position	Year	Salary	Bonus	Option Awards	All Other Compensation	Total
Lawrence R. Miller(1)	2016	$179,655	$—	$—	$21,870(2)(3)	$201,525
Interim Chief Executive Officer of the Company and President and Chief Executive Officer of the Bank; Director	2015	$179,655	$—	$—	$21,250(2)(3)	$200,905
Martha L. Long	2016	$205,800	$—	$—	$8,203(2)	$214,003
Chief Financial Officer of the Company and the Bank	2015	$205,800	$—	$—	$7,266(2)	$213,066
E. Fred Moore	2016	$135,518	$—	$—	$7,382(2)	$142,900
Executive Vice President, Chief Credit Officer of the Company and the Bank	2015	$130,935	$—	$—	$6,567(2)	$137,502

(1)	Mr. Miller was appointed as the Company’s interim chief executive officer on October 4, 2015.
(2)	Includes 401(k) matching contributions, excess premiums for life insurance at two times salary and premiums for long-term and short-term disability insurance policies. All of these benefits are provided to all full-time Bank employees on a non-discriminatory basis.
(3)	Includes membership dues paid to country clubs, vehicle expenses, and premiums paid on additional life insurance.

Employment Agreements

Lawrence R. Miller

We entered into an employment agreement with Lawrence R. Miller on December 10, 2008, for an initial one-year term, annually renewing thereafter, pursuant to which he served as the president and the chief executive officer of the Company and the Bank. On December 31, 2012, the Company, the Bank, and Mr. Miller entered into an amendment to his employment agreement solely to remove references to his position as the Company’s president and chief executive officer. On December 15, 2016, the Company, the Bank and Mr. Miller entered into a second amendment to his employment agreement to eliminate the Employer’s (as defined therein) obligations to continue the medical, life, disability, or benefits to Mr. Miller, his dependents, and beneficiaries for a period of two years following a change in control, in favor or a provision allowing Mr. Miller to continue participation, in accordance with the terms of the applicable benefits plans, in the Employer’s group health plan pursuant to plan continuation rules under COBRA. The second amendment also requires that Mr. Miller terminate his membership in the Thornblade Club upon termination of employment following a change in control, and in connection therewith, the Employer shall pay to Mr. Miller, within 15 days of the date of his termination, a lump sum amount equal to the twelve required monthly payments relating to such membership termination. As of March 23, 2017, Mr. Miller receives an annual salary of $177,000, plus a portion of his yearly medical insurance premium. He is eligible to receive an annual increase in his salary as determined by the board of directors. He is eligible to receive an annual bonus of up to 50% of his annual salary if the Bank achieves certain performance levels to be determined from time to time by the board of directors. He is also eligible to participate in any management incentive program of the Bank or any long-term equity incentive program and is eligible for grants of stock options and other awards thereunder. As of March 2017, Mr. Miller has been granted options to purchase a total of 92,885 shares of common stock. These options were granted in 2005, 2007, 2008 and 2013 under our 2005 Incentive Plan, with each grant vesting over a three-year period beginning on the date of grant. All options have a term of 10 years. Additionally, Mr. Miller participates in the Bank’s retirement, welfare, and other benefit programs and is entitled to a life insurance policy and an accident liability policy and reimbursement for automobile expenses, club dues, and travel and business expenses.

Mr. Miller's employment agreement also provides that during his employment and for a period of 12 months following termination, he may not (a) compete with the Company, the Bank, or any of its affiliates by, directly or indirectly, forming, serving as an organizer, director or officer of, or consultant to, or acquiring or maintaining more than 1% passive investment in, a depository financial institution or holding company thereof if such depository institution or holding company has one or more offices or branches within a radius of 30 miles from the main office of the Company or any branch office of the Company, (b) solicit customers of the Bank with which he has had material contact for the purpose of providing financial services, or (c) solicit employees of the Bank for employment. If we terminate the employment agreement for Mr. Miller without cause, he will be entitled to severance in an amount equal to his then current monthly base salary multiplied by 12, excluding any bonus. If, following a change in control of the Company, Mr. Miller terminates his employment for good cause as that term is defined in the employment agreement, he will be entitled to severance compensation of his then current monthly salary multiplied by 24, plus accrued bonus, all outstanding options and incentives will vest immediately. In addition, Mr. Miller and his covered dependents may continue participation, in accordance with the terms of the applicable benefits plans, in the Employer's group health plan pursuant to plan continuation rules COBRA. If Mr. Miller elects COBRA coverage for group health coverage, then for the first twelve months of COBRA coverage he will only be obligated to pay the portion of the full COBRA cost of the coverage equal to an active employee's share of premiums for coverage for the respective plan year of coverage and the Company's share of such premiums shall be treated as taxable income to the Executive, and thereafter he will be required the full COBRA of the full COBRA cost of the coverage.

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

E. Fred Moore

Neither the Company nor the Bank have entered into an employment agreement with Mr. Moore.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning equity awards that were outstanding to our named executive officers at December 31, 2016.

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

Ten percent of the options granted to each of Ms. Long and Mr. Miller on July 16, 2013 were to immediately vest on the grant date, with the remaining 90% subject to incremental vesting over a 3-year period (30% to vest annually on the first three anniversaries of the grant date) provided, in each case, that the Bank’s previously disclosed consent order with the OCC had been removed. The consent order was removed on June 5, 2014, and since then, all of the options have now vested for both executives.

The options previously granted to Mr. Miller, vested at a rate of 33% each year on the first three anniversaries of the date of grant.

Director Compensation

In 2015, we paid Mr. Willumstad an annual retainer of $130,000 as the chairman of the board. Mr. Willumstad agreed to defer $40,000 for 2015 and $120,000 for the year ended 2016 as a result of the Company suspending further development of its digital banking, payments and transaction services business. This deferral is included in the payables of the Company. No other directors received any form of compensation.

Potential Payments upon Termination or Change in Control

For information regarding the potential payments that would be due upon Termination or Change in Control, see “Employment Agreements” in this Part III, Item 11 “Executive Compensation” included in this Annual Report on Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Equity Based Compensation Plan Information

The following table sets forth equity-based compensation plan information at December 31, 2016:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (c) (excluding securities reflected in column(a))
Equity compensation plans approved by security holders
2005 Incentive Plan (1)	2,323,505	$1.11	143,215
2013 Incentive Plan (2)	778,750	1.11	2,542,720
Equity compensation plans not approved by security holders (2)	—	—	—
Total	3,102,255	$1.11	2,685,935

(1)	At our annual meeting of shareholders held on May 16, 2006, our shareholders approved the 2005 Incentive Plan. The 260,626 of shares of common stock initially available for issuance under the 2005 Incentive Plan automatically increased to 2,466,720 shares on December 31, 2012, such that the number of shares available for issuance continued to equal 12.5% of our total outstanding shares. In February 2013, the board of directors adopted Amendment No. 2 to the 2005 Incentive Plan to provide that the maximum number of shares that may be issued thereunder shall be 2,466,720 and to eliminate the evergreen provision.

(2)	At our annual meeting of shareholders held on May 15, 2013, our shareholders approved the 2013 Incentive Plan. The 2,466,720 shares of common stock initially available for issuance under the 2013 Incentive Plan automatically increased to 2,658,970 shares on August 1, 2013, such that the number of shares available for issuance (plus the 2,466,720 shares reserved for issuance under the 2005 Incentive Plan) continued to equal 20% of our total outstanding shares on an as-diluted basis.

See Item 8. Financial Statements and Supplementary Data, Note 1, Summary of Significant Accounting Policies, and Note 15, Equity-Based Compensation, for a discussion regarding matters related to our equity-based compensation.

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth information known to the Company with respect to beneficial ownership of the Company’s common stock as of March 23, 2017 for (i) each current director of the Company, (ii) each of the Company’s named executive officers, (iii) each holder of 5.0% or greater of the Company’s common stock, and (iv) all of the Company’s directors and executive officers as a group. Unless otherwise indicated, the mailing address for each beneficial owner is care of Independence Bancshares, Inc., 500 East Washington St., Greenville, South Carolina 29601.

Name	Common Shares Beneficially Owned(1)		Options for Common Shares Exercisable within 60 Days of March 23, 2017	Shares of Common Stock Issuable Upon Conversion of Series A Preferred Shares Beneficially Owned(2)		Total	Percentage of Beneficial Ownership(3)

Directors of the Company
Russell Echlov	—		—	3,062,000	(5)	3,062,000	9.87%
H. Neel Hipp, Jr.	331,500		20,000	—		351,500	1.13%
Adam G. Hurwich	—		—	3,062,500	(7)	3,062,500	9.87%
Lawrence R. Miller	93,750		80,385	—		174,135	0.56%
Keith Stock	125,000	(8)	20,000	125,000	(9)	270,000	0.87%
Robert B. Willumstad	1,250,000		762,500	312,500		2,325,000	7.49%

Named Executive Officers (Non-Directors)
Martha L. Long	62,500		47,500	—		110,000	0.35%
E. Fred Moore	4,125			—		4,125	0.01%

Other Holders of 5% or Greater of the Company’s Common Stock
Aequitas Capital Opportunities Fund, LP 5300 Meadows Road, Suite 400 Lake Oswego, OR 97035	—		—	3,062,500	(10)	3,062,500	9.87%
Huntington Partners, LLLP 10 S. Wacker Drive, Suite 2675 Chicago, IL 60606	1,875,000		—	—		1,875,000	6.04%
Iron Road Multi-Strategy Fund LP 115 S. LaSalle, 34th Floor Chicago, IL 60603	—		—	312,500	(11)	312,500	1.01%
Mendon Capital Master Fund Ltd. 115 S. LaSalle, 34th Floor Chicago, IL 60603	—		—	2,387,500	(12)	2,387,500	7.69%
Mendon Capital QP LP 115 S. LaSalle, 34th Floor Chicago, IL 60603	—		—	362,500	(13)	362,500	1.17%
Ulysses Offshore Fund, Ltd. c/o Ulysses Management LLC One Rockefeller Plaza New York, New York 10020	—		—	375,000	(14)	375,000	1.21%
Ulysses Partners, L.P. c/o Ulysses Management LLC One Rockefeller Plaza New York, New York 10020	—		—	2,687,500	(14)	2,687,500	8.66%
Steven D. Hovde 968 Williamsburg Park Barrington, IL 60010	1,250,000		—	—		1,250,000	4.03%
Gordon A. Baird	1,072,250	(4)	1,500,000	—		2,572,250	7.91%
Alvin G. Hageman	1,390,250	(6)	37,500	156,250		1,584,000	9.48%

All directors and executive officers of the Company as a group (9 persons)	1,862,750		930,385	6,250,000		9,043,135	30.14%

(1)	Includes shares for which the named person has sole voting and investment power, has shared voting and investment power with a spouse, or holds in an IRA or other retirement plan program, unless otherwise indicated in these footnotes.

(2)	Each share of Series A preferred stock is convertible, at the holder’s option, into 1,250 shares of our common stock. The Series A preferred stock is also automatically converted upon the satisfaction of certain conditions.

(3)	For each individual, this percentage is determined by assuming the named person converts all shares of Series A preferred stock which he or she beneficially owns and exercises all options and warrants which he or she has the right to acquire within 60 days, but that no other persons convert any shares of Series A preferred stock or exercise any options or warrants. For the directors and executive officers as a group, this percentage is determined by assuming that each director and executive officer converts all shares of Series A preferred stock which he or she beneficially owns and exercises all options and warrants which he or she has the right to acquire within 60 days, but that no other persons convert any shares of Series A preferred stock or exercise any options or warrants. The calculations are based on 20,502,760 shares of common stock outstanding on March 23, 2017.
64

(4)	Based on a Schedule 13D/A filing made on July 14, 2015, consists of 900,000 shares of common stock held by Baird Hageman & Co. Series 1, LLC and 172,250 shares of common stock individually owned by Gordon A. Baird. Mr. Baird and Alvin G. Hageman are the members of the board of managers of Baird Hageman & Co., LLC and therefore share voting and investment power over the shares. The foregoing is not an admission by Mr. Baird that he is the beneficial owner of the shares held by Baird Hageman & Co., LLC. The address of Baird Hageman & Co., LLC is c/o Baird Hageman & Co., LLC, 33 Christie Hill Road, Darien, CT 06820.

(5)	Consists of 1,910 shares of Series A preferred stock, which are convertible into 2,387,500 shares of common stock, held by Mendon Capital Master Fund Ltd. and 290 shares of Series A preferred stock, which are convertible into 362,500 shares of common stock, owned by Mendon Capital QP LP. Mr. Echlov is an assistant portfolio manager with RMB Capital Management, LLC, an affiliate of Mendon Capital Master Fund Ltd. and Mendon Capital QP LP. Accordingly, Mr. Echlov may be deemed to be the beneficial owner of shares of Series A preferred stock held by Mendon Capital Master Fund Ltd. and Mendon Capital QP LP.

(6)	Based on a Schedule 13D/A filing made on July 14, 2015, consists of 900,000 shares of common stock held by Baird Hageman & Co. Series 1, LLC and 490,250 shares of common stock individually owned by The Hageman 2013 Grantor Trust. Mr. Hageman and Gordon A. Baird are the members of the board of managers of Baird Hageman & Co., LLC and therefore share voting and investment power over the shares. The foregoing is not an admission by Mr. Hageman that he is the beneficial owner of the shares held by Baird Hageman & Co., LLC. The address of Baird Hageman & Co., LLC is c/o Baird Hageman & Co., LLC, 33 Christie Hill Road, Darien, CT 06820.

(7)	Consists of 300 shares of Series A preferred stock, which are convertible into 375,000 shares of common stock, held by Ulysses Offshore Fund, Ltd. and 2,150 shares of Series A preferred stock, which are convertible into 2,687,500 shares of common stock, owned by Ulysses Partners, L.P. Mr. Hurwich is a portfolio manager with Ulysses Management LLC, the investment manager of Ulysses Offshore Fund, Ltd. and Ulysses Partners, L.P. Accordingly, Mr. Hurwich may be deemed to be the beneficial owner of shares of Series A preferred stock held by Ulysses Offshore Fund, Ltd. and Ulysses Partners, L.P.

(8)	Consists of 125,000 shares of common stock held by First Financial Partners Fund II, LP. Mr. Stock serves as general partner for FFP Affiliates II, LP, which in turn serves as the general partner of First Financial Partners Fund II, LP. Its address is One Stamford Forum, 201 Tresser Blvd., Stamford, CT 06901.

(9)	Consists of 100 shares of Series A preferred stock, which are convertible into 125,000 shares of common stock, held by First Financial Partners Fund II, LP. As noted above, Mr. Stock serves as general partner for FFP Affiliates II, LP, which in turn serves as the general partner of First Financial Partners Fund II, LP.

(10)	The general partner of Aequitas Capital Opportunities Fund, LP, is Aequitas Capital Opportunities GP, LLC (“ACOF GP”), and its investment advisor is Aequitas Investment Management, LLC (“AIM”). Both ACOF GP and AIM are subsidiaries of Aequitas Capital Management, Inc. (“ACM”). Each of ACOF GP, AIM and ACM may be deemed to be beneficial owners of the 2,450 shares of Series A preferred stock, which are convertible into 3,062,500 shares of common stock, held directly by Aequitas Capital Opportunities Fund, LP. The principal address of each of the above entities is 5300 Meadows Road, Suite 400, Lake Oswego, Oregon 97035.

(11)	The general partner of Iron Road Multi-Strategy Fund LP is Iron Road Capital Partners LLC and its investment adviser is RMB Capital Management LLC (“RMB Capital Management”). Iron Road Capital Partners LLC is owned by RMB Capital Management. RMB Capital Management is wholly-owned by RMB Capital Holdings LLC (“RMB Holdings”). Each of the foregoing may be deemed to be beneficial owners of the 250 shares of Series A preferred stock, which are convertible into 312,500 shares of common stock, held directly by Iron Road Multi-Strategy Fund LP. The principal address of each of the above entities is 115 S. LaSalle, 34th Floor, Chicago, IL 60603.

(12)	Mendon Capital Master Fund Ltd. is owned by Mendon Capital LLC and Mendon Capital Ltd., and is managed by RMB Mendon Managers LLC and subadvised by RMB Capital Management. RMB Mendon Managers LLC is owned by Mendon Capital Advisers Corp. (“MCA”) and RMB Capital Management. RMB Capital Management is wholly-owned by RMB Capital Holdings LLC. Each of the foregoing may be deemed to be beneficial owners of the 1,910 shares of Series A preferred stock, which are convertible into 2,387,500 shares of common stock, held directly by Mendon Capital Master Fund Ltd. The principal address of each of the above entities is 115 S. LaSalle, 34th Floor, Chicago, IL 60603, except that MCA is located at 150 Allens Creek Road, Rochester, NY 14618.

(13)	Mendon Capital QP LP (“MCQP”) is owned by Mendon Capital QP Ltd., and is managed by RMB Mendon Managers LLC and subadvised by RMB Capital Management. RMB Mendon Managers LLC is owned by MCA and RMB Capital Management. RMB Capital Management is wholly-owned by RMB Capital Holdings LLC. Each of the foregoing may be deemed to be beneficial owners of the 290 shares of Series A preferred stock, which are convertible into 362,500 shares of common stock, held directly by MCQP. The principal address of each of the above entities is 115 S. LaSalle, 34th Floor, Chicago, IL 60603, except that MCA is located at 150 Allens Creek Road, Rochester, NY 14618.

(14)	Ulysses Management LLC, a Delaware limited liability company (“Ulysses Management”), in its capacity as investment manager, may be deemed to share voting and investment power over the shares beneficially owned by Ulysses Partners, L.P., a Delaware limited partnership (“Ulysses Partners”) and Ulysses Offshore Fund, Ltd., an exempted company incorporated and existing under the laws of the Cayman Islands (“Ulysses Offshore,” and collectively with Ulysses Partners, the “Ulysses Purchasers”). Joshua Nash LLC, a Delaware limited liability company (“Nash LLC”), as the managing general partner of Ulysses Partners, may be deemed to share voting and investment power over the shares beneficially owned by Ulysses Partners; and Joshua Nash, who is a United States citizen (“Mr. Nash”), as an executive of Ulysses Management, the sole member of Nash LLC and the President of Ulysses Offshore, may be deemed to share voting and investment power over the shares beneficially owned by each of Ulysses Management, Ulysses Partners and Ulysses Offshore. The address of each Ulysses Management affiliate is c/o Ulysses Management LLC, One Rockefeller Plaza, New York, New York 10020.
65

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

Item 14.  Principal Accounting Fees and Services.

Elliott Davis Decosimo, LLC was our auditor during the fiscal year ended December 31, 2016. A representative of Elliott Davis Decosimo, LLC will be present at the 2017 annual shareholders’ meeting and will be available to respond to appropriate questions and will have the opportunity to make a statement if he or she desires to do so. The following table shows the fees that we paid for services performed in fiscal years ended December 31, 2016 and 2015.

	Years Ended December 31,
	2016	2015
Audit Fees	$84,450	$90,140
Audit-Related Fees	—	21,400
Tax Fees	10,800	11,330
All Other Fees	—	—
Total	$95,250	$122,870

Audit Fees

This category includes the aggregate fees billed for professional services rendered by the independent auditors during the Company’s 2016 and 2015 fiscal years for the audit of the Company’s consolidated annual financial statements and quarterly reports on Form 10-Q.

66

Audit-Related Fees

This category includes the aggregate fees billed for non-audit services, exclusive of the fees disclosed relating to audit fees, during the fiscal years ended December 31, 2016 and 2015. These services principally include the assistance for various filings with the SEC and consultations regarding accounting and disclosure matters.

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

Item 15.  Exhibits, Financial Statement Schedules.

(a)(1)	Financial Statements

The following consolidated financial statements are included in Item 8 of this report:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2016 and 2015

•	Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2016 and 2015

•	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2016 and 2015

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2016 and 2015

•	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

These schedules have been omitted because they are not required, are not applicable or have been included in our consolidated financial statements.

(3)	Exhibits

See the “Exhibit Index” immediate following the signature page to this report, which is incorporated by reference herein.

67

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENCE BANCSHARES, INC.

Dated: March 23, 2017	By: /s/ Lawrence R. Miller
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

Signature	Title	Date
/s/Lawrence R. Miller	Interim Chief Executive Officer
	(Principal Executive Officer) Director	March 23, 2017
Lawrence R. Miller

/s/Martha L. Long	Chief Financial Officer
(Principal Financial and Accounting Officer)
Martha L. Long

/s/H. Neel Hipp, Jr.	Director

H. Neel Hipp, Jr.

/s/Robert Willumstad	Chairman

Robert Willumstad

/s/Russell Echlov	Director

Russell Echlov

/s/Adam G. Hurwich	Director

Adam G. Hurwich

/s/Keith Stock	Director

Keith Stock

68

EXHIBIT INDEX

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form SB-2, File No. 333-121485).

3.2	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A filed on May 2, 2011).

3.3	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on July 22, 2013).

3.4	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on May 15, 2015).

3.5	Amended and Restated Bylaws as of March 5, 2012 (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-K for the fiscal year ended December 31, 2011).

4.1	See Exhibits 3.1 — 3.4 for provisions in Independence Bancshares, Inc.’s Articles of Incorporation and Bylaws defining the rights of holders of the common stock.

4.2	Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Company’s Form SB-2, File No. 333-121485).

4.3	Certificate of Designations of Preferred Stock, Series of the Company (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on May 15, 2015).

10.1	Amended and Restated Employment Agreement between Independence Bancshares, Inc. and Lawrence R. Miller dated December 10, 2008 (incorporated by reference to Exhibit 10.11 of the Company’s Form 10-K for the fiscal year ended December 31, 2008).*

10.2	Independence Bancshares, Inc. 2005 Stock Incentive Plan and Form of Option Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-QSB for the period ended June 30, 2005). *

10.3	Amendment No. 1 to the Independence Bancshares, Inc. 2005 Stock Incentive Plan (incorporated by reference to the Company’s Form 10-Q for the period ended September 30, 2008).*

10.4	Amendment to the Amended and Restated Employment Agreement by and among Independence Bancshares, Inc. and Lawrence R. Miller. (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on January 7, 2013).*

10.5	Amendment No. 2 to the Independence Bancshares, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 5, 2013).*

10.6	Independence Bancshares, Inc. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on March 5, 2013).*

10.7	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on March 5, 2013).*

10.8	Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on March 5, 2013).*

10.9	Change in Control Agreement by and between Independence Bancshares, Inc. and Martha L. Long dated December 19, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on December 29, 2014). *

10.10	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 15, 2015).

10.11	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on May 15, 2015).

10.12	License Agreement between the Company and MPIB Holdings, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on May 15, 2015).
69

10.13	Form of Asset Purchase Agreement between the Company and MPIB Holdings, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on May 15, 2015).

10.14	Amended and Restated License Agreement between the Company and MPIB Holdings, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 5, 2016).

10.15	Severance and Release Agreement between the Company and Gordon A. Baird (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on January 5, 2016). *

10.16	Second Amendment to the Amended and Restated Employment Agreement between Independence Bancshares, Inc., Independence National Bank, and Lawrence R. Miller, dated December 15, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on December 17, 2016).*

21.1	Subsidiaries of the Company.

23.1	Consent of Elliott Davis Decosimo, LLC.

24.1	Power of Attorney (filed as part of the signature page herewith).

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications of the Principal Executive Officer and Principal Financial Officer.

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in eXtensible Business Reporting Language (XBRL); (i) the Consolidated Balance Sheets at December 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2016 and 2015, (iii) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2016 and 2015, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015, and (iv) Notes to Consolidated Financial Statements.

* Management contract of compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

70