Form 10-Q
period 2017-03-31
Independence Bancshares, Inc.
filed 2017-05-05
CIK 1311828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2017

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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]     No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,502,760 shares of common stock, par value $.01 per share, were issued and outstanding as of May 5, 2017.

Independence Bancshares, Inc.

Part I - Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
	(unaudited)	(audited)
Assets
Cash and due from banks	$5,125,556	$4,631,727
Federal funds sold	4,964,000	6,143,000
Cash and cash equivalents	10,089,556	10,774,727
Interest bearing deposits in other institutions	8,750,000	10,500,000
Investment securities available for sale	2,501,270	2,499,805
Non-marketable equity securities	502,550	380,050
Loans, net of allowance for loan losses of $1,410,964 and
$1,338,149, respectively	61,409,117	59,144,847
Accrued interest receivable	185,887	170,342
Property, equipment, and software, net	2,032,472	2,025,774
Other real estate owned and repossessed assets	2,387,667	2,222,667
Bank-owned life insurance	2,564,147	2,542,910
Other assets	172,719	187,935
Total assets	$90,595,385	$90,449,057

Liabilities
Deposits:
Non-interest bearing	$11,829,083	$13,723,903
Interest bearing	64,727,685	65,983,745
Total deposits	76,556,768	79,707,648

Federal Home Loan Bank advances	4,000,000	-
Securities sold under agreements to repurchase	78,194	113,598
Accrued interest payable	11,246	8,802
Accounts payable and accrued expenses	650,171	674,644
Total liabilities	81,296,379	80,504,692

Commitments and contingencies

Shareholders’ equity
Preferred stock, par value $.01 per share; 10,000,000 shares
authorized; 8,425 Series A shares issued and outstanding	84	84
Common stock, par value $.01 per share; 300,000,000 shares
authorized; 20,502,760 shares issued and outstanding	205,028	205,028
Additional paid-in capital	43,053,599	43,053,599
Accumulated other comprehensive loss	(5,599)	(8,056)
Accumulated deficit	(33,954,106)	(33,306,290)
Total shareholders’ equity	9,299,006	9,944,365
Total liabilities and shareholders’ equity	$90,595,385	$90,449,057

The accompanying notes are an integral part of these consolidated financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)
(unaudited)

	Three Months Ended
	March 31
	2017	2016
Interest income
Loans	$805,885	$830,213
Investment securities	6,734	68,198
Federal funds sold and other	38,143	16,641
Total interest income	850,762	915,052

Interest expense
Deposits	79,039	78,614
Borrowings	5,337	18
Total interest expense	84,376	78,632

Net interest income	766,386	836,420
Provision (reversal of provision) for loan losses	191,149	(68,000)

Net interest income after provision for loan losses	575,237	904,420

Non-interest income
Service fees on deposit accounts	25,347	25,203
Residential loan origination fees	50,620	44,155
SBA loan fees	-	119,306
Other income	31,407	9,771
Total non-interest income	107,374	198,435

Non-interest expenses
Compensation and benefits	632,405	660,107
Real estate owned activity	45,566	9,096
Occupancy and equipment	132,068	154,874
Insurance	60,216	57,974
Data processing and related costs	113,816	87,872
Professional fees	196,394	227,688
Product research and development expense	-	100,482
Other	149,962	105,192
Total non-interest expenses	1,330,427	1,403,285

Loss before income tax expense	(647,816)	(300,430)

Income tax expense	-	-

Net loss	$(647,816)	$(300,430)

Other comprehensive income, net of tax
Unrealized gain on investment securities available for sale,	2,457	71,021
Reclassification adjustment included in net income,
net of tax	-	-
Other comprehensive income	2,457	71,021

Total comprehensive loss	$(645,359)	$(229,409)
Net loss per common share – basic and diluted	$(.03)	$(.01)

Weighted average common shares outstanding – basic and diluted	20,502,760	20,502,760

The accompanying notes are an integral part of these consolidated financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Changes in Shareholders’ Equity
(unaudited)

						Accumulated other
	Preferred stock		Common stock		Additional	comprehensive	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	income (loss)	deficit	Total
December 31, 2015	8,425	$84	20,502,760	$205,028	$43,043,473	$113,846	$(30,718,272)	$12,644,159
Compensation expense related to
stock options granted	-	-	-	-	5,064	-	-	5,064
Net loss	-	-	-	-	-	-	(300,430)	(300,430)

Other comprehensive income	-	-	-	-	-	71,021	-	71,021

March 31, 2016	8,425	$84	20,502,760	$205,028	$43,048,537	$184,867	$(31,018,702)	$12,419,814

December 31, 2016	8,425	$84	20,502,760	$205,028	$43,053,599	$(8,056)	$(33,306,290)	$9,944,365
Net loss	-	-	-	-	-	-	(647,816)	(647,816)

Other comprehensive income	-	-	-	-	-	2,457	-	2,457
March 31, 2017	8,425	$84	20,502,760	$205,028	$43,053,599	$(5,599)	$(33,954,106)	$9,299,006

The accompanying notes are an integral part of these consolidated financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,
	2017	2016
Operating activities
Net loss	$(647,816)	$(300,430)
Adjustments to reconcile net loss to cash used in operating activities
Provision (reversal of provision) for loan losses	191,149	(68,000)
Depreciation	25,997	53,685
Amortization of investment securities discounts/premiums, net	992	39,357
Stock option expense related to stock options granted	-	5,064
Net changes in fair value and gains losses on other real estate owned and
repossessed assets	-	(4,680)
Increase in value of bank owned life insurance	(21,237)	-
(Increase) decrease in other assets, net	(329)	101,782
Decrease in other liabilities, net	(22,029)	(489,265)
Net cash used in operating activities	(473,273)	(662,487)

Investing activities
Net (increase) decrease in loans	(2,620,419)	2,379,348
Repayments of investment securities available for sale	-	168,586
Maturities (purchases) of interest bearing deposits in other institutions	1,750,000	(250,000)
(Purchases) redemption of non-marketable equity securities, net	(122,500)	12,450
Purchase of property, equipment and software	(32,695)	(7,567)
Proceeds from sale of other real estate owned and repossessed assets	-	36,000
Net cash (used in) provided by investing activities	(1,025,614)	2,338,817

Financing activities
Decrease in deposits, net	(3,150,880)	(3,598,335)
Federal Home Loan Bank advance	4,000,000	-
Decrease in securities sold under agreements to repurchase	(35,404)	(71,851)
Net cash provided by (used in) financing activities	813,716	(3,670,186)

Net decrease in cash and cash equivalents	(685,171)	(1,993,856)

Cash and cash equivalents at beginning of the period	10,774,727	13,899,795

Cash and cash equivalents at end of the period	$10,089,556	$11,905,939

Supplemental information:
Cash paid for
Interest	$81,932	$77,290
Income taxes	$-	$-
Schedule of non-cash transactions
Unrealized gain on securities available for sale, net of tax	$2,457	$71,021
Loans transferred to other real estate owned and repossessed assets	$165,000	$233,767

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and the Bank. In consolidation, all significant intercompany transactions have been eliminated. The accounting and reporting policies conform to accounting principles generally accepted in the United States and to general practices in the banking industry. All adjustments consist of normally recurring accruals that, in the opinion of management, are necessary for fair presentation of the consolidated financial position of the Company. The foregoing discussion is a summary only and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 10-K”) as filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2017 and Management’s Discussion and Analysis in this Quarterly Report on Form 10-Q. Operating results for the three month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

Business Segments

Through December 31, 2016, the Company reported its activities as four business segments - Community Banking, Transaction Services, Asset Management and Parent Only. In determining proper segment definition, the Company considers the materiality of a potential segment and components of the business about which financial information is available and regularly evaluated, relative to a resource allocation and performance assessment. As of March 31, 2017, the Company determined that segment reporting was no longer necessary based on the lack of activity in the Transaction Services and Asset Management segments. Substantially all of the Company’s consolidated activity for the three months ended March 31, 2017 was derived from community banking. Please refer to “Note 8 – Business Segments” for further information on the reporting for business segments.

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

NOTE 2 – LIQUIDITY AND CAPITAL CONSIDERATIONS

The Company

The Company’s cash balances, independent of the Bank, were approximately $1.8 million at March 31, 2017 compared to cash balances of approximately $1.8 million at December 31, 2016. Liquid assets decreased by $79,760, a slight decrease from December 31, 2016 as a result of professional fees and data processing expenses incurred by the Company. There were no expenses incurred related to the transaction services or asset management segments during the period ended March 31, 2017. See “Note 8 – Business Segments” for additional information related to the transaction services segment.

If the Company decides to pursue new business strategies or plans, the Company may not have sufficient working capital to bring the development to operational capability and would need to raise additional capital. The Company’s ability to raise additional capital will depend on a number of factors outside of its control, including conditions in the capital markets. There is a risk the Company would not be able to raise the capital it needs at all or upon favorable terms. If the Company cannot raise capital when needed, the Company would not be able to implement any such strategies or plans and the Company may be subject to increased regulatory supervision and restriction. Any restrictions imposed by regulators could have a material adverse effect on the Company’s financial condition and results of operations, whether directly or indirectly.

The Bank

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity at the Bank. We currently have $10.1 million in cash and federal funds sold. If our cash needs at the Bank exceed that amount, we plan to liquidate temporary investments and generate deposits within our market. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities and investments in interest-bearing deposits. Our investments in interest bearing deposits at March 31, 2017 amounted to $8.8 million, or 9.7% of total assets. Our investment securities available for sale at March 31, 2017 amounted to $2.5 million, or 2.7% of total assets. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. At March 31, 2017, $2.4 million of our investment portfolio was pledged against outstanding debt. Therefore, the related debt would need to be repaid prior to the securities being sold and converted to cash.

The Bank is a member of the Federal Home Loan Bank of Atlanta (“FHLB”), from which applications for borrowings can be made for leverage purposes. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. At March 31, 2017, we had collateral that would support approximately $31.7 million in additional borrowings. We are subject to the FHLB’s credit risk rating policy which assigns member institutions a rating which is reviewed quarterly. The rating system utilizes key factors such as loan quality, capital, liquidity, profitability, etc. Our ability to access our available borrowing capacity from the FHLB in the future is subject to our rating and any subsequent changes based on our financial performance as compared to factors considered by the FHLB in their assignment of our credit risk rating each quarter.

The Bank also pledges collateral to the Federal Reserve Bank’s Borrower-in-Custody of Collateral program, and our available credit under this program was $13.1 million as of March 31, 2017.

The Bank has $5.5 in million federal funds purchased lines of credit through correspondent banks that are unsecured, but have not been utilized.

We believe our liquidity sources are adequate to meet our operating needs at the Bank. However, we continue to carefully focus on liquidity management during 2017. Comprehensive weekly and monthly liquidity analyses serve management as vital decision-making tools by providing summaries of anticipated changes in loans, investments, core deposits, and wholesale funds. These internal funding reports provide management with the details critical to anticipate immediate and long-term cash requirements, such as expected deposit runoff, loan pay downs and amount and cost of available borrowing sources, including secured overnight federal funds lines with our various correspondent banks.

The Consolidated Company

The Company’s level of liquidity is measured by the cash, cash equivalents, and federal funds sold to total assets ratio which was 11.1% at March 31, 2017 compared to 11.9% as of December 31, 2016. The slight decrease in liquidity is due primarily to the decrease in cash and due from bank and federal funds sold as a result of the increase in loan balances.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

For further information refer to the consolidated financial statements and footnotes thereto included in our 2016 Form 10K as filed with the SEC.

Cash and Cash Equivalents - For purposes of reporting cash flows, cash and cash equivalents include cash, amounts due from banks and federal funds sold. Generally, federal funds are sold for one-day periods. Due to the short term nature of cash and cash equivalents, the carrying amount of these instruments is deemed to be a reasonable estimate of fair value.

At March 31, 2017 and December 31, 2016, the Company had restricted cash totaling $2,000 with the FHLB. The Company places its deposits and correspondent accounts with and sells its federal funds to high quality institutions. Management believes credit risk associated with correspondent accounts is not significant.

Net Loss per Common Share - Basic loss per common share represents net loss divided by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants and are determined using the treasury stock method. For the three month periods ended March 31, 2017 and March 31, 2016, as a result of the Company’s net loss, all of the potential common shares were considered anti-dilutive.

Research and Development – All costs incurred to establish the technological feasibility of computer software to be sold, leased or otherwise marketed as research and development are expensed as incurred. Once technological feasibility has been established, the subsequent costs of producing, coding and testing the products should be capitalized. The expensing of computer software costs is discontinued when the product is available for general release for customers. The Company did not achieve technological feasibility in connection with the development its digital banking, payments and transaction services business and therefore expensed all computer software purchases and development expenses related to research and development. On September 25, 2015 the Company suspended the development of its digital banking business. During the year ended December 31, 2016 and 2015, we incurred product research and development expenses of approximately $250,000 and $2.2 million, respectively. The 2016 expenses related to remaining monthly contract costs which have since been completed, and no further research and development expenses have been incurred in 2017.

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

We did not recognize any income tax benefit or expense for the three month periods ended March 31, 2017 and 2016 due to our net operating loss carryforward position. Accounting literature states that a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not that the Company will not recognize the entire deferred tax asset. The determination of whether a deferred tax asset is realizable is based on weighting all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified. We will continue to analyze our deferred tax assets and related valuation allowance on a quarterly basis, taking into account performance compared to forecasted earnings as well as current economic and internal information.

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

Recently Issued Accounting Pronouncements - The following is a summary of recent authoritative pronouncements that may affect our accounting, reporting, and disclosure of financial information:

In May 2014, the FASB issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for reporting periods beginning after December 15, 2017. The Company will apply the guidance using a full retrospective approach. The Company does not expect these amendments to have a material effect on its financial statements.

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

In February 2016, the FASB amended the Leases topic of the Accounting Standards Codification to revise certain aspects of recognition, measurement, presentation, and disclosure of leasing transactions. The amendments will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations, and cash flows.

In March 2016, the FASB amended the Revenue from Contracts with Customers topic of the Accounting Standards Codification to clarify the implementation guidance on principal versus agent considerations and address how an entity should assess whether it is the principal or the agent in contracts that include three or more parties. The amendments will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

In March 2016, the FASB issued guidance to simplify several aspects of the accounting for share-based payment award transactions including the income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. Additionally, the guidance simplifies two areas specific to entities other than public business entities allowing them apply a practical expedient to estimate the expected term for all awards with performance or service conditions that have certain characteristics and also allowing them to make a one-time election to switch from measuring all liability-classified awards at fair value to measuring them at intrinsic value. The amendments became effective for the Company for annual periods beginning after December 15, 2016 and interim periods within those annual periods. These amendments have not had a material impact on the financial statements of the Company.

In April 2016, the FASB amended the Revenue from Contracts with Customers topic of the Accounting Standards Codification to clarify guidance related to identifying performance obligations and accounting for licenses of intellectual property. The amendments will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

In May 2016, the FASB amended the Revenue from Contracts with Customers topic of the Accounting Standards Codification to clarify guidance related to collectability, noncash consideration, presentation of sales tax, and transition. The amendments will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

In June 2016, the FASB issued guidance to change the accounting for credit losses and modify the impairment model for certain debt securities. The amendments will be effective for the Company for reporting periods beginning after December 15, 2019. Early adoption is permitted for all organizations for periods beginning after December 15, 2018. The Company is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations, and cash flows.

In August 2016, the FASB amended the Statement of Cash Flows topic of the Accounting Standards Codification to clarify how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments will be effective for the Company for fiscal years beginning after December 15, 2017 including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

In October 2016, the FASB amended the Income Taxes topic of the Accounting Standards Codification to modify the accounting for intra-entity transfers of assets other than inventory. The amendments will be effective for the Company for fiscal years beginning after December 15, 2017 including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

In November 2016, the FASB amended the Statement of Cash Flows topic of the Accounting Standards Codification to clarify how restricted cash is presented and classified in the statement of cash flows. The amendments will be effective for the Company for fiscal years beginning after December 15, 2017 including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

In December 2016, the FASB issued technical corrections and improvements to the Revenue from Contracts with Customers Topic. These corrections make a limited number of revisions to several pieces of the revenue recognition standard issued in 2014. The effective date and transition requirements for the technical corrections will be effective for the Company for reporting periods beginning after December 15, 2017. The Company will apply the guidance using a full retrospective approach. The Company does not expect these amendments to have a material effect on its financial statements.

In January 2017, the FASB issued guidance to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendment to the Business Combinations Topic is intended to address concerns that the existing definition of a business has been applied too broadly and has resulted in many transactions being recorded as business acquisitions that in substance are more akin to asset acquisitions. The guidance will be effective for the Company for reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

In January 2017, the FASB updated the Accounting Changes and Error Corrections and the Investments—Equity Method and Joint Ventures Topics of the Accounting Standards Codification. The ASU incorporates into the Accounting Standards Codification recent SEC guidance about disclosing, under SEC SAB Topic 11.M, the effect on financial statements of adopting the revenue, leases, and credit losses standards. The ASU was effective upon issuance. The Company is currently evaluating the impact on additional disclosure requirements as each of the standards is adopted, however it does not expect these amendments to have a material effect on its financial position, results of operations or cash flows.

In February 2017, the FASB amended the Other Income Topic of the Accounting Standards Codification to clarify the scope of the guidance on nonfinancial asset derecognition as well as the accounting for partial sales of nonfinancial assets. The amendments conform the derecognition guidance on nonfinancial assets with the model for transactions in the new revenue standard. The amendments will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

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

	March 31, 2017
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
US treasury note	$2,506,869	$-	$(5,599)	$2,501,270
Total investment securities	$2,506,869	$-	$(5,599)	$2,501,270

	December 31, 2016
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
US treasury note	$2,507,861	$-	$(8,056)	$2,499,805
Total investment securities	$2,507,861	$-	$(8,056)	$2,499,805

The following table presents information regarding securities with unrealized losses at March 31, 2017:

	Securities in an Unrealized		Securities in an Unrealized
	Loss Position for Less than		Loss Position for More than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
US treasury note	$2,501,270	$5,599	$-	$-	$2,501,270	$5,599
Total temporarily impaired securities	$2,501,270	$5,599	$-	$-	$2,501,270	$5,599

The following table presents information regarding securities with unrealized losses at December 31, 2016:

	Securities in an Unrealized		Securities in an Unrealized
	Loss Position for Less than		Loss Position for More than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
US treasury note	$2,499,805	$8,056	$-	$-	$2,499,805	$8,056
Total temporarily impaired securities	$2,499,805	$8,056	$-	$-	$2,499,805	$8,056

At March 31, 2017, our one investment security with a fair value of approximately $2.5 million and unrealized losses of $5,599 had been in a continuous loss position for less than twelve months. At March 31, 2017, there were no investment securities in a continuous loss position for more than twelve months. The Company believes, based on industry analyst reports and credit ratings that the deterioration in the fair value of this investment security available for sale is attributed to changes in market interest rates and not in the credit quality of the issuer and therefore, this loss is not considered other-than-temporary. The Company has the ability and intent to hold securities until such time as the values recover or the securities mature. At December 31, 2016, investment securities with a fair value of $2.5 million and unrealized losses of $8,056 had been in a continuous loss for less than twelve months. At December 31, 2016, there were no investment securities that had been in a continuous loss position for more than twelve months. All remaining investment securities were in an unrealized gain position.

The amortized costs and fair values of investment securities available for sale at March 31, 2017, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers have the right to prepay the obligations.

March 31, 2017
	Amortized	Fair
	Cost	Value
Due within one year	$—	$—
Due after one through three years	2,506,869	2,501,270
Due after three through five years	—	—
Due after five through ten years	—	—
Due after ten years	—	—
Total investment securities	$2,506,869	$2,501,270

NOTE 5 – LOANS

At March 31, 2017, our gross loan portfolio consisted primarily of $28.0 million of commercial real estate loans, $15.9 million of commercial business loans, and $19.1 million of consumer and home equity loans. Our current loan portfolio composition is not materially different than the loan portfolio composition disclosed in the footnotes to the consolidated financial statements included in our 2016 Form 10-K, other than the increase in consumer loans resulting from the purchase of $4.8 million in unsecured consumer loans during the quarter ended March 31, 2017.

During the quarter ended March 31, 2017, one nonaccrual loan at the Bank was transferred to other real estate owned for $165,000. A specific reserve was included in the December 31, 2016 allowance accounts. During the quarter ended March 31, 2016, one nonaccrual loan was transferred to other real estate owned for $233,767. A specific reserve was included in the December 31, 2015 allowance accounts.

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

The following table summarizes delinquencies and nonaccruals, by portfolio class, as of March 31, 2017 and December 31, 2016.

	Single and
	multifamily	Construction	Commercial
	residential	and	real estate -	Commercial
	real estate	development	other	business	Consumer	Total
March 31, 2017
30-59 days past due	$397,469	$-	$-	$117,204	$-	$514,673
60-89 days past due	-	-	-	34,712	-	34,712
Nonaccrual	99,794	-	-	735,730	-	835,524
Total past due and nonaccrual	497,263	-	-	887,646	-	1,384,909
Current	12,298,299	8,682,850	19,298,655	15,040,817	6,268,721	61,589,342
Total loans (gross of	$12,795,562	$8,682,850	$19,298,655	$15,928,463	$6,268,721	$62,974,251
deferred fees)
Deferred fees						(154,170)
Loan loss reserve						(1,410,964)
Total Loans, net						$61,409,117

	Single and
	multifamily	Construction	Commercial
	residential	and	real estate -	Commercial
	real estate	development	other	business	Consumer	Total
December 31, 2016
30-59 days past due	$442,295	$-	$-	$617,052	$-	$1,059,347
60-89 days past due	-	-	-	409,675	-	409,675
Nonaccrual	108,951	-	195,500	-	-	304,451
Total past due and nonaccrual	551,246	-	195,500	-	-	1,773,473
Current	12,762,884	7,913,783	21,838,090	14,927,379	1,434,449	58,876,585
Total loans (gross of	$13,314,130	$7,913,783	$22,033,590	$15,954,106	$1,434,449	$60,650,058
deferred fees)
Deferred fees						(167,062)
Loan loss reserve						(1,338,149)
Total Loans, net						$59,144,847

At March 31, 2017 and December 31, 2016, there were nonaccrual loans of $835,524 and $304,451, respectively. The increase in nonaccrual loans was a result of the movement of four loans to nonaccrual status, partially offset by one nonaccrual loan transferring to other real estate owned and one nonaccrual loan being fully charged off during the quarter. Foregone interest income related to nonaccrual loans equaled $25,200 and $35,011 for the three months ended March 31, 2017 and 2016, respectively. No interest income was recognized on nonaccrual loans during the three months ended March 31, 2017 and 2016. At March 31, 2017 and December 31, 2016, there were no accruing loans which were contractually past due 90 days or more as to principal or interest payments.

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

The following table summarizes management’s internal credit risk grades, by portfolio class, as of March 31, 2017 and December 31, 2016.

	Single and
	multifamily	Construction	Commercial
	residential	and	real estate -	Commercial
March 31, 2017	real estate	development	other	business	Consumer	Total
Pass Loans	$7,981,051	$1,599,230	$-	$-	$6,268,721	$15,849,002
Grade 1 - Prime	-	-	-	-	-	-
Grade 2 - Good	-	-	-	-	-	-
Grade 3 - Acceptable	1,815,329	1,431,685	9,022,945	7,472,830	-	19,742,789
Grade 4 – Acceptable w/ Care	2,837,717	5,584,726	8,738,816	7,492,431	-	24,653,690
Grade 5 – Special Mention	-	67,209	760,708	-	-	827,917
Grade 6 - Substandard	161,465	-	776,186	963,202	-	1,900,853
Grade 7 - Doubtful	-	-	-	-	-	-
Total loans (gross of	$12,795,562	$8,682,850	$19,298,655	$15,928,463	$6,268,721	$62,974,251
deferred fees)

	Single and
	multifamily	Construction	Commercial
	residential	and	real estate -	Commercial
December 31, 2016	real estate	development	other	business	Consumer	Total
Pass Loans	$8,246,567	$1,462,925	$-	$-	$1,434,449	$11,143,941
Grade 1 - Prime	-	-	-	-	-	-
Grade 2 - Good	-	-	-	-	-	-
Grade 3 - Acceptable	1,919,685	1,108,334	11,057,550	7,676,592	-	21,762,161
Grade 4 – Acceptable w/ Care	2,877,013	5,273,411	9,232,019	7,307,961	-	24,690,404
Grade 5 – Special Mention	-	69,113	766,388	-	-	835,501
Grade 6 - Substandard	270,865	-	977,633	969,553	-	2,218,051
Grade 7 - Doubtful	-	-	-	-	-	-
Total loans (gross of	$13,314,130	$7,913,783	$22,033,590	$15,954,106	$1,434,449	$60,650,058
deferred fees)

Loans graded one through four are considered “pass” credits. At March 31, 2017, approximately 96% of the loan portfolio had a credit grade of “pass” compared to 95% at December 31, 2016. For loans to qualify for this grade, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment. As of March 31, 2017 and December 31, 2016, we had loans totaling $827,917 and $835,501, respectively, classified as special mention. This classification is utilized when an initial concern is identified about the financial health of a borrower. Loans are designated as such in order to be monitored more closely than other credits in the loan portfolio. At March 31, 2017, substandard loans totaled approximately $1.9 million, with all loans being collateralized by real estate, compared to $2.2 million at December 31, 2016. Substandard credits are evaluated for impairment on a quarterly basis.

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

At March 31, 2017, impaired loans totaled $1.9 million, all of which were valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral. Impaired loans decreased $317,198 from December 31, 2016 due to one loan being transferred to other real estate owned for $165,000, one loan for approximately $109,000 being charged off which was fully reserved at December 31, 2016, and approximately $13,000 in loan balance reductions through pay downs. Market values were obtained using independent appraisals, updated in accordance with our reappraisal policy, or other market data such as recent offers to the borrower. As of March 31, 2017, we had loans totaling approximately $828,000 that were classified in accordance with our loan rating policies but were not considered impaired. The following table summarizes information relative to impaired loans, by portfolio class, at March 31, 2017 and December 31, 2016.

	Unpaid			Average	Year to date
	principal	Recorded	Related	impaired	interest
	balance	investment	allowance	investment	income
March 31, 2017
With no related allowance recorded:
Single and multifamily residential real estate	$99,794	$99,794	$-	$139,515	$-
Construction and development	-	-	-	54,830	-
Commercial real estate - other	776,186	776,186	-	747,387	10,053
Commercial business	227,472	227,472	-	161,878	-
With related allowance recorded:
Single and multifamily residential real estate	61,671	61,671	4,071	131,335	806
Construction and development	-	-	-	49,070	-
Commercial real estate - other	-	-	-	262,142	-
Commercial business	735,730	735,730	485,115	463,529	-
Consumer	-	-	-	-	-
Total:
Single and multifamily residential real estate	161,465	161,465	4,071	270,850	806
Construction and development	-	-	-	103,900	-
Commercial real estate - other	776,186	776,186	-	1,009,529	10,053
Commercial business	963,202	963,202	485,115	625,407	-
Consumer	-	-	-	-	-
	$1,900,853	$1,900,853	$489,186	$2,009,686	$10,859

December 31, 2016
With no related allowance recorded:
Single and multifamily residential real estate	$99,794	$99,794	$-	$179,235	$3,261
Construction and development	-	-	-	109,660	6,130
Commercial real estate - other	782,133	782,133	-	718,589	46,778
Commercial business	231,448	231,448	-	96,283	4,744
Consumer	-	-	-	-	-
With related allowance recorded:
Single and multifamily residential real estate	171,071	171,071	93,471	201,000	3,251
Construction and development	-	-	-	98,139	-
Commercial real estate - other	195,500	195,500	30,500	524,283	-
Commercial business	738,105	738,105	487,490	191,329	46,315
Consumer	-	-	-	-	-
Total:
Single and multifamily residential real estate	270,865	270,865	93,471	380,235	6,512
Construction and development	-	-	-	207,799	6,130
Commercial real estate - other	977,633	977,633	30,500	1,242,872	46,778
Commercial business	969,553	969,553	487,490	287,612	51,059
Consumer	-	-	-	-	-
	$2,218,051	$2,218,051	$611,461	$2,118,518	$110,479

During the three months ended March 31, 2016, we had interest income on impaired loans of $11,492, which were related to commercial real estate and construction and development loans.

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

At March 31, 2017 and December 31, 2016, the principal balance of TDRs was zero. No TDRs went into default during the year ended December 31, 2016.

There were no loans modified as troubled debt restructurings within the previous 12-month period for which there was a payment default during the three months ended March 31, 2017.

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

The following table summarizes activity related to our allowance for loan losses for the three months ended March 31, 2017 and 2016, by portfolio segment.

	Single and
	multifamily	Construction	Commercial
	residential	and	real estate -	Commercial
	real estate	development	other	business	Consumer	Total
March 31, 2017
Allowance for loan losses:
Balance, beginning of period	$235,797	$73,630	$330,785	$684,679	$13,258	$1,338,149
Provision for loan losses	-	-	-	-	191,149	191,149
Loan charge-offs	(88,951)	-	(30,500)	-	-	(119,451)
Loan recoveries	-	-	1,117	-	-	1,117
Net loans charged-off	(88,951)	-	(29,383)	-	-	(118,334)
Balance, end of period	$146,846	$73,630	$301,402	$684,679	$204,407	$1,410,964

Individually reviewed for impairment	$4,071	$-	$-	$485,115	$-	$489,186
Collectively reviewed for impairment	142,775	73,630	301,402	199,564	204,407	921,778
Total allowance for loan losses	$146,846	$73,630	$301,402	$684,679	$204,407	$1,410,964

Gross loans, end of period:
Individually reviewed for impairment	$161,465	$-	$776,186	$963,202	$-	$1,900,853
Collectively reviewed for impairment	12,634,097	8,682,850	18,522,469	14,965,261	6,268,721	61,073,398
Total loans (gross of deferred fees)	$12,795,562	$8,682,850	$19,298,655	$15,928,463	$6,268,721	$62,974,251

March 31, 2016
Allowance for loan losses:
Balance, beginning of year	$265,797	$184,130	$439,830	$244,679	$5,073	$1,139,509
Provision (reversal of provision) for
loan losses	(30,000)	(60,000)	45,000	(28,000)	5,000	(68,000)
Loan charge-offs	-	-	-	-	-	-
Loan recoveries	-	-	-	-	1,312	1,312
Net loans charged-off	-	-	-	-	1,312	1,312
Balance, end of period	$235,797	$124,130	$484,830	$216,679	$11,385	$1,072,821

Individually reviewed for impairment	$100,045	$10,500	$227,833	$-	$-	$338,378
Collectively reviewed for impairment	135,752	113,630	256,997	216,679	11,385	734,443
Total allowance for loan losses	$235,797	$124,130	$484,830	$216,679	$11,385	$1,072,821

Gross loans, end of period:
Individually reviewed for impairment	$141,645	$178,954	$1,858,217	$-	$-	$2,178,816
Collectively reviewed for impairment	14,480,522	8,357,333	20,826,986	17,693,369	1,545,720	62,903,930
Total loans (gross of deferred fees)	$14,622,167	$8,536,287	$22,685,203	$17,693,369	$1,545,720	$65,082,746

	March 31, 2017	March 31, 2016
Nonaccrual loans	$835,524	$1,338,391
Average gross loans	62,985,466	65,898,821
Net loans charged-off as a percentage
of average gross loans	.19%	.00%
Allowance for loan losses as a
percentage of total gross loans	2.24%	1.65%
Allowance for loan losses as a
percentage of non-accrual loans	168.87%	80.16%

Portions of the allowance for loan losses may be allocated for specific loans or portfolio segments. However, the entire allowance for loan losses is available for any loan that, in management’s judgment, should be charged-off. The general reserve as a percentage of loans collectively reviewed for impairment increased to 1.51% at March 31, 2017 from 1.22% at December 31, 2016. While management utilizes the best judgment and information available to it, the ultimate adequacy of the allowance for loan losses depends on a variety of factors beyond our control, including the performance of our loan portfolio, the economy, changes in interest rates, and the view of the regulatory authorities toward loan classifications. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

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

		After one but
	One year or	within five	After five
	less	years	years	Total
March 31, 2017
Single and multifamily residential real estate	$1,352,847	$6,215,484	$5,227,231	$12,795,562
Construction and development	3,379,195	4,880,070	423,585	8,682,850
Commercial real estate - other	2,920,858	14,462,138	1,915,659	19,298,655
Commercial business	6,065,422	8,872,679	990,362	15,928,463
Consumer	503,794	5,725,896	39,031	6,268,721
Total	$14,222,116	$40,156,267	$8,595,868	$62,974,251

		After one but
	One year or	within five	After five
	less	years	years	Total
December 31, 2016
Single and multifamily residential real estate	$1,445,328	$6,710,484	$5,158,318	$13,314,130
Construction and development	2,987,321	4,829,172	97,290	7,913,783
Commercial real estate - other	3,144,814	16,958,206	1,930,570	22,033,590
Commercial business	6,203,428	8,736,000	1,014,678	15,954,106
Consumer	540,500	821,639	72,310	1,434,449
Total	$14,321,391	$38,055,501	$8,273,166	$60,650,058

Loans maturing after one year with:	March 31, 2017	December 31, 2016
Fixed interest rates	$21,768,292	$16,767,328
Floating interest rates	$26,983,843	$29,561,339

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

Available-for-sale investment securities ($2,501,270 and $2,499,805 at March 31, 2017 and December 31, 2016, respectively) are carried at fair value and measured on a recurring basis using Level 2 inputs. Fair values are estimated by using bid prices and quoted prices of pools or tranches of securities with similar characteristics.

We do not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and a specific reserve within the allowance for loan losses is established or the loan is charged down to the fair value less costs to sell. At March 31, 2017, all impaired loans were evaluated on a nonrecurring basis based on the market value of the underlying collateral. Market values are generally obtained using independent appraisals or other market data, which the Company considers to be Level 3 inputs. The aggregate carrying amount, net of specific reserves, of impaired loans carried at fair value at March 31, 2017 and December 31, 2016 was $1.4 million and $1.6 million, respectively.

Other real estate owned and repossessed assets, generally consisting of properties or other collateral obtained through foreclosure or in satisfaction of loans, are carried at the lower or market value and measured on a non-recurring basis. Market values are generally obtained using independent appraisals which are generally prepared using the income or market valuation approach, adjusted for estimated selling costs which the Company considers to be Level 3 inputs. The carrying amount of other real estate owned and repossessed assets carried at fair value at March 31, 2017 and December 31, 2016 was $2.4 million and $2.2 million, respectively. The Company utilizes two methods to determine carrying values, either appraised value, or if lower, current net listing price.

The Company has no assets whose fair values are measured using Level 1 inputs. The Company also has no liabilities carried at fair value or measured at fair value.

For Level 3 assets measured at fair value on a non-recurring basis as of March 31, 2017, the significant observable inputs used in the fair value measurements were as follows:

	Fair Value at		Significant
Description	March 31, 2017	Valuation Technique	Unobservable Inputs
Other real estate owned and repossessed assets	$2,387,667	Appraised value	Discounts to reflect current market conditions, abbreviated holding period, and estimated costs to sell

Impaired loans	$1,411,667	Internal assessment of appraised value	Adjustments to estimated value based on recent sales of comparable collateral

For Level 3 assets measured at fair value on a non-recurring basis as of December 31, 2016, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at		Significant
Description	December 31, 2016	Valuation Technique	Unobservable Inputs
Other real estate owned and repossessed assets	$2,222,667	Appraised value	Discounts to reflect current market conditions and estimated costs to sell

Impaired loans	$1,606,590	Internal assessment of appraised value	Adjustments to estimated value based on recent sales of comparable collateral

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

The estimated fair values of the Company’s financial instruments at March 31, 2017 and December 31, 2016 are as follows:

March 31, 2017	Carrying
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$5,125,556	$5,125,556	$5,125,556	$-	$-
Interest bearing deposits in
other institutions	8,750,000	8,750,000	-	8,750,000	-
Federal funds sold	4,964,000	4,964,000	4,964,000	-	-
Investment securities
available for sale	2,501,270	2,501,270	-	2,501,270	-
Non-marketable equity
securities	502,550	502,550	-	502,550	-
Loans, net	61,409,117	61,220,657	-	-	61,220,657
Bank owned life insurance	2,564,147	2,564,147	-	2,564,147	-

Financial Liabilities:
Federal Home Loan Bank
advances	4,000,000	4,002,223	-	-	4,002,223
Deposits	76,556,768	76,420,691	-	76,420,691	-
Securities sold under
agreements to repurchase	78,194	78,194	-	78,194	-

	Carrying
December 31, 2016	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$4,631,727	$4,631,727	$4,631,727	$-	$-
Interest bearing deposits in
other institutions	10,500,000	10,500,000	-	10,500,000	-
Federal funds sold	6,143,000	6,143,000	6,143,000	-	-
Investment securities
available for sale	2,499,805	2,499,805	-	2,499,805	-
Non-marketable equity
securities	380,050	380,050	-	380,050	-
Loans, net	59,144,847	59,084,364	-	-	59,084,364
Bank owned life insurance	2,542,910	2,542,910	-	2,542,910	-

Financial Liabilities:
Deposits	79,707,648	79,598,034	-	79,598,034	-
Securities sold under
agreements to repurchase	113,598	113,598	-	113,598	-

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

As of March 31, 2017 and December 31, 2016, 3,064,380 total options were outstanding at a weighted average price of $1.04. Of the 3,064,380 options outstanding, all options were vested.

Compensation expense related to stock options granted was $10,126 for the three months ended March 31, 2016. There was no compensation expense for the three months ended March 31, 2017 due the remaining stock options being fully vested in July 2016. Compensation expense is based on the fair value of the option estimated at the date of grant using the Black-Scholes option-pricing model. Compensation expense is recognized on a straight line basis over the vesting period of the option.

NOTE 8 – BUSINESS SEGMENTS

Through December 31, 2016, the Company reported its activities as four business segments - Community Banking, Transaction Services, Asset Management and Parent Only - as defined in Note 1. In determining proper segment definition, the Company considers the materiality of a potential segment and components of the business about which financial information is available and regularly evaluated, relative to a resource allocation and performance assessment. As of March 31, 2017, the Company determined that segment reporting was no longer necessary based on the lack of activity in the Transaction Services and Asset Management segments. Substantially all of the Company’s consolidated activity for the three months ended March 31, 2017 was derived from community banking.

As previously disclosed in the Form 10-Q filed May 6, 2016, our segment activity for the three months ended March 31, 2016 consisted of net income of $52,933 from the Community Banking segment, a loss of $100,482 at the Transaction Services segment resulting from product research and development expense, $5,510 of income at the Asset Management segment resulting from the sale of real estate owned, and a loss of $258,391 for the Parent Only segment. Also as previously reported, at March 31, 2016 the Holding Company had $600,000 in other real estate owned consisting of one commercial real estate property and had accrued expenses and other liabilities totaling $455,809.

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

●	suspension of business divisions or segments, including digital banking or consumer lending;
●	operating revenues, expenses, effective tax rates, and other results of operations;
●	current and future products and services and plans to develop and promote them;
●	capital expenditures and our estimates regarding our capital expenditures;
●	the lack of loan growth in recent years;
●	credit losses as a result of declining real estate values, increasing interest rates, increasing unemployment, changes in payment behavior or other factors;
●	credit losses due to loan concentration;
●	the rate of delinquencies and amount of loans charged-off;
●	allowances for loan losses and loan loss provisions;
●	liquidity, working capital requirements and access to funding;
●	cybersecurity risks, business disruptions or financial losses and changes in technology;
●	our shareholder relations;
●	defense of litigation brought by current and/or former officers, directors and/or shareholders;
●	mergers and acquisition activity;
●	use of proceeds from sales of our securities;

●	our ability to comply with regulations;
●	relations with federal and state regulators;
●	listing our shares, including any listing on a national securities exchange;
●	changes in economic conditions;
●	our ability to attract and retain key personnel;
●	our ability to protect, use, develop, market and otherwise exploit our proprietary technology and intellectual property;
●	our ability to retain our existing customers;
●	increases in competitive pressure in the banking and financial services industries;
●	adverse changes in asset quality and resulting credit risk related losses and expenses;
●	changes in the interest rate environment, business conditions, inflation and changes in monetary and tax policies;
●	changes in political, legislative or regulatory conditions;
●	loss of consumer confidence and economic disruptions resulting from terrorist activities or other military actions;
●	changes in deposit flows;
●	changes in accounting policies and practices; and
●	other risks and uncertainties detailed in our other filings with the SEC.

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

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our audited consolidated financial statements as of December 31, 2016, as filed in our 2016 Form 10-K.

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

Research and Development

All costs incurred to establish the technological feasibility of computer software to be sold, leased or otherwise marketed as research and development are expensed as incurred. Once technological feasibility has been established, the subsequent costs of producing, coding and testing the products should be capitalized. The expensing of computer software costs is discontinued when the product is available for general release for customers. The Company did not achieve technological feasibility in connection with the development of its digital banking business, and therefore, expensed all computer software purchases and development expenses related to research and development. As previously noted, on September 25, 2015, the Company suspended the development of its digital banking business. No research and development costs have been incurred in the three months ended March 31, 2017.

Overview

The following discussion describes our results of operations for the three month periods ended March 31, 2017 and 2016 and also analyzes our financial condition as of March 31, 2017.

The Consolidated Company

At March 31, 2017, we had total assets of $90.6 million, a slight increase of $146,328 or 0.2%, from total assets of $90.5 million at December 31, 2016. The largest components of our total assets are net loans, interest-bearing deposits in other institutions, investment securities available for sale, other real estate owned, federal funds sold and cash and due from banks, which were $61.4 million, $8.8 million, $2.5 million, $2.4 million, $5.0 million and $5.1 million, respectively, at March 31, 2017. Comparatively, our net loans, investment securities available for sale, interest-bearing deposits in other institutions, other real estate owned, federal funds sold and cash and due from banks totaled $59.1 million, $2.5 million, $10.5 million, $2.2 million, $6.1 million and $4.6 million, respectively, at December 31, 2016.

Our liabilities and shareholders’ equity at March 31, 2017 totaled $81.3 million and $9.3 million, respectively, compared to liabilities of $80.5 million and shareholders’ equity of $9.9 million at December 31, 2016. The principal component of our liabilities is deposits, which were $76.6 million and $79.7 million at March 31, 2017 and December 31, 2016, respectively.

Our net loss was $647,816 for the three months ended March 31, 2017, or $0.03 per share, an increase in loss of $347,386, or 115.6%, compared to a net loss of $300,430, or $0.01 per share, for the three months ended March 31, 2016. This increase in net loss was primarily driven by the recognition of provision for loan losses, increases in activity related to real estate owned, a decrease in interest income on loans and no SBA loan fees recognized during the three months ended March 31, 2017.

The Company

The Company’s cash balances, independent of the Bank, were approximately $1.8 million at March 31, 2017 compared to cash balances of approximately $1.8 million at December 31, 2016. The slight decrease in liquid assets of approximately $80,000 is due primarily to the repayment of accrued liabilities for professional services during the quarter.

The Bank

Like most community banks, we derive the majority of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest earning assets, such as loans and investments, and the expense on our interest bearing liabilities, such as deposits and borrowings. Another key measure is the spread between the yield we earn on these interest earning assets and the rate we pay on our interest bearing liabilities.

At March 31, 2017, we had total assets at the Bank of $90.6 million compared to $90.4 million at December 31, 2016. The largest components of total assets at the Bank are net loans, interest bearing deposits in other institutions, bank-owned life insurance, investment securities available for sale, other real estate owned, federal funds sold, and cash and due from banks, which were $61.4 million, $8.8 million, $2.6 million, $2.5 million, $2.4 million, $5.0 million, and $5.1 million, respectively, at March 31, 2017. Comparatively, our net loans, interest bearing deposits in other institutions, bank-owned life insurance, investment securities available for sale, other real estate owned, federal funds sold and cash and due from banks totaled $59.1 million, $10.5 million, $2.5 million, $2.5 million, $2.2 million, $6.1 million and $4.6 million, respectively, at December 31, 2016. At March 31, 2017, we had total liabilities at the Bank of approximately $82.7 million compared to approximately $82.0 million at December 31, 2016. The largest components of total liabilities at the Bank are deposits, which were $78.3 million and $81.6 million at March 31, 2017 and December 31, 2016, respectively.

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

Results of Operations

Three months ended March 31, 2017 and 2016

We recorded a net loss of $647,816, or $0.03 per diluted share, for the quarter ended March 31, 2017, compared to a net loss of $300,430, or $0.01 per diluted share, for the quarter ended March 31, 2016. The increase in net loss of $347,386 was primarily due to the recognition of provision for loan losses, increases in activity related to real estate owned, a decrease in interest income on loans and no SBA loan fees being recognized during the three months ended March 31, 2017. Each of these components is discussed in greater detail below.

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the three months ended March 31, 2017 and 2016. We derived these yields by dividing annualized income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. The net amount of capitalized loan fees are amortized into interest income on loans.

	For the Three Months Ended March 31,
	2017			2016
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Federal funds sold and other	$18,401,963	$38,143	0.84%	$15,280,927	$16,641	0.44%
Investment securities	2,502,529	6,734	1.09	10,696,048	68,198	2.56
Loans (1)	62,958,466	805,885	5.19	65,898,821	830,213	5.05
Total interest-earning assets	$83,862,958	$850,762	4.11%	$91,875,796	$915,052	3.99%

NOW accounts	$9,165,068	$2,383	0.11%	$8,685,486	$2,592	0.12%
Savings & money market	29,401,320	19,680	0.27	34,127,626	20,854	0.25
Time deposits (excluding brokered
time deposits)	26,258,820	56,976	0.88	28,500,853	55,168	0.78
Total interest-bearing deposits	64,825,208	79,039	0.49	71,313,965	78,614	0.44
Borrowings	2,459,615	5,337	0.88	60,487	18	0.12
Total interest-bearing liabilities	$67,284,823	$84,376	0.51%	$71,374,452	$78,632	0.44%

Net interest spread			3.61%			3.55%
Net interest income/ margin		$766,386	3.71%		$836,420	3.65%

(1)	Nonaccrual loans are included in average balances for yield computations.

For the three months ended March 31, 2017, we recognized $850,762 in interest income and $84,376 in interest expense, resulting in net interest income of $766,386, a decrease of $70,034, or 8.4%, over the same period in 2016. Average earning assets decreased to $83.9 million for the three months ended March 31, 2017 from $91.9 million for the three months ended March 31, 2016, a decrease of $8.0 million, or 8.7%. This decrease in earning assets was primarily due to a $8.2 million decrease in average investment securities, as well as a decrease of $2.9 million in average loans, partially offset by an increase of $3.2 million in federal funds sold and cash and due from other banks. Average interest bearing liabilities decreased to $67.3 million for the three months ended March 31, 2017 from $71.4 million for the three months ended March 31, 2016, a decrease of $4.1 million, or 5.7%. Net interest margin, calculated as annualized net interest income divided by average earning assets, increased from 3.65% for the quarter ended March 31, 2016 to 3.71% for the quarter ended March 31, 2017, primarily due to an increase in yield on earning assets from 3.99% to 4.11% between periods, partially offset by an increase in cost of funds from 0.44% to 0.51% between periods due to the mix of liabilities and the timing of their repricing.

We recognized a provision for loan losses of $191,149 for the quarter ended March 31, 2017, primarily as a result of the $4.8 million in purchased unsecured consumer loans added during the period. We recognized a reversal of provision for loan losses of $68,000 for the quarter ended March 31, 2016. The allowance as a percentage of gross loans increased from 1.65% as of March 31, 2016 to 2.24% as of March 31, 2017. Specific reserves were $489,186 on impaired loans of $1.9 million as of March 31, 2017 compared to specific reserves of $611,461 on impaired loans of $2.2 million as of December 31, 2016 and $338,378 on impaired loans of $2.2 million as of March 31, 2016. As of March 31, 2017 and December 31, 2016, the general reserve allocation was 1.51% and 1.24%, respectively, of gross loans not impaired.

For the three months ended March 31, 2017, noninterest income was $107,374 compared to $198,435 for the three months ended March 31, 2016, a decrease of $91,061, or 45.9%, between comparable periods. Noninterest income for the three months ended March 31, 2017 and 2016 was derived from service charges on deposits, customer service fees, mortgage origination income. During the quarter ended March 31, 2016, noninterest income also included $119,306 in small business loan fees, but no similar fees were earned for the three months ended March 31, 2017.

During the quarter ended March 31, 2017, we incurred noninterest expenses of $1.3 million, compared to noninterest expenses of $1.4 million for the quarter ended March 31, 2016, a decrease of $72,858, or 5.2%. This decrease in noninterest expenses for the three month period ended March 31, 2017 primarily resulted from a decrease in product research and development expense of $100,482. Compensation and benefits decreased $27,702, or 4.2%, from March 31, 2016 due to no recognition of stock option expense and due to a decrease in the amount of incentive compensation accrued during the quarter ended March 31, 2017.

We did not recognize any income tax benefit or expense for the three month periods ended March 31, 2017 and 2016 due to our net operating loss carryforward position. Accounting literature states that a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not that the Company will not recognize the entire deferred tax asset. The determination of whether a deferred tax asset is realizable is based on weighing all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified. We will continue to analyze our deferred tax assets and related valuation allowance on a quarterly basis, taking into account performance compared to forecasted earnings as well as current economic and internal information.

Assets and Liabilities

General

Total assets as of March 31, 2017 and December 31, 2016 were $90.6 million and $90.4 million, respectively, an increase of $146,328. Loans, net of allowance increased $2.3 million due to $8.6 million in loan originations during the quarter, which includes $4.8 million in purchased unsecured consumer loans, partially offset by loan repayments of $6.2 million and transfers to other real estate owned during the quarter. Other real estate owned increased $165,000 due to one loan transfer for $165,000 during the quarter. Investment securities available for sale increased $1,465 as a result of a $2,457 change in unrealized gains, partially offset by $992 in amortization. Interest-bearing deposits in other institutions decreased $1.8 million due to the maturities of time deposits during the quarter. Cash and due from banks increased $493,829 and federal funds sold decreased $1.2 million. At March 31, 2017, our total assets consisted principally of $5.1 million in cash and due from banks, $5.0 million in fed funds sold, $8.8 million in interest bearing deposits in other institutions, $2.5 million in investment securities, $61.4 million in net loans, $2.0 million in property and equipment, $2.6 million in bank-owned life insurance and $2.4 million in other real estate owned and repossessed assets. Our management closely monitors and seeks to maintain appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and demand.

Liabilities at March 31, 2017 totaled $81.3 million, representing an increase of approximately $791,687 compared to $80.5 million at December 31, 2016, and consisted principally of $76.6 million in deposits, $4.0 million in Federal Home Loan Bank advances and $650,171 in accounts payable and accrued expenses. At March 31, 2017, shareholders’ equity was $9.3 million compared to $9.9 million at December 31, 2016. Shareholders’ equity decreased in the 2017 period due to the recognition of a net loss of $647,816, partially offset by an increase of $2,457 in unrealized gains on investment securities available for sale.

Loans

Since loans typically provide higher interest yields than other types of interest earning assets, we invest a substantial percentage of our earning assets in our loan portfolio. At March 31, 2017, our gross loan portfolio consisted primarily of $28.0 million of commercial real estate loans, $15.9 million of commercial business loans, $12.8 million of residential real estate and home equity loans and $6.3 million of consumer loans. Our current loan portfolio composition is not materially different than the loan portfolio composition disclosed, other than the increase in consumer loans resulting from the purchase of $4.8 million in unsecured consumer loans during the quarter ended March 31, 2017, in the footnotes to the consolidated financial statements included in our 2016 Form 10-K. We experienced net originations of $2.4 million during the three months ended March 31, 2017 as a result of advances of $3.8 million and purchased unsecured consumer loans of $4.8 million exceeding payoffs and repayments of $6.2 million. We continue to carefully consider liquidity needs and credit risk management.

The composition of net loans by major category is as follows:

	March 31,
	2017	% of Total
Real estate:
Commercial	$19,298,655	30.7%
Construction and development	8,682,850	13.8
Single and multifamily residential	12,795,562	20.4
Total real estate loans	40,777,067	64.9
Commercial business	15,928,463	25.4
Consumer	6,268,721	9.9
Deferred origination fees, net	(154,170)	(0.2)
Gross loans, net of deferred fees	62,820,081	100.0%
Less allowance for loan losses	(1,410,964)
Loans, net	$61,409,117

	December 31,
	2016	% of Total
Real estate:
Commercial	$22,033,590	36.4%
Construction and development	7,913,783	13.1
Single and multifamily residential	13,314,130	22.0
Total real estate loans	43,261,503	71.5
Commercial business	15,954,106	26.4
Consumer	1,434,449	2.4
Deferred origination fees, net	(167,062)	(0.3)
Gross loans, net of deferred fees	60,482,996	100.0%
Less allowance for loan losses	(1,338,149)
Loans, net	$59,144,847

The largest component of our loan portfolio at March 31, 2017 was $19.3 million of commercial real estate loans, which represented 30.7% of the portfolio. The remainder of our loan portfolio consisted primarily of $12.8 million of single and multifamily residential loans, $8.7 million of construction and development loans, $6.3 million in consumer loans, which include $4.8 million in purchased unsecured loans and $15.9 million of commercial business loans.

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

Refer to Note 5, Loans, for a table summarizing delinquencies and nonaccruals, by portfolio class, as of March 31, 2017 and December 31, 2016. Total delinquent and nonaccrual loans decreased from $1.8 million at December 31, 2016 to $1.4 million at March 31, 2017, a decrease of $388,564, or 21.9%. Nonaccrual loans increased during the three months due to the transfer of four loans during the three months ended March 31, 2017. At March 31 2017, nonaccrual loans represented 1.33% of gross loans compared to 0.05% of gross loans as of December 31, 2016. Loans past due 30-89 days are considered potential problem loans and amounted to $549,385 at March 31, 2017 compared to $1.5 million at December 31, 2016.

Another method used to monitor the loan portfolio is credit grading. As part of the loan review process, loans are given individual credit grades, representing the risk we believe is associated with the loan balance. Credit grades are assigned based on factors that impact the collectability of the loan, the strength of the borrower, the type of collateral, and loan performance. Commercial loans are individually graded at origination and credit grades are reviewed on a regular basis in accordance with our loan policy. Consumer loans are assigned a “pass” credit rating unless something within the loan warrants a specific classification grade. Refer to Note 5, Loans, for a table summarizing management’s internal credit risk grades, by portfolio class, as of March 31, 2017 and December 31, 2016.

Loans graded one through four are considered “pass” credits. At March 31, 2017, approximately 96% of the loan portfolio had a credit grade of “pass” compared to 95% at December 31, 2016. For loans to qualify for this grade, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment. Consumer loans are assigned a “pass” credit rating unless something within the loan warrants a specific classification grade.

Loans with a credit grade of five are not considered classified; however they are categorized as a special mention or watch list credit, and are considered potential problem loans. This classification is utilized by us when we have an initial concern about the financial health of a borrower. These loans are designated as such in order to be monitored more closely than other credits in our portfolio. We then gather current financial information about the borrower and evaluate our current risk in the credit. We will then either reclassify the loan as “substandard” or back to its original risk rating after a review of the information. There are times when we may leave the loan on the watch list, if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we determine to review the loan on a more regular basis. Loans on the watch list are not considered problem loans until they are determined by management to be classified as substandard. As of March 31, 2017 and December 31, 2016, we had loans totaling $827,917 and $835,501, respectively, on the watch list. Watch list loans remained relatively constant as no new loans were downgraded during the quarter.

Loans graded six or greater are considered classified credits. At March 31, 2017 and December 31, 2016, classified loans totaled $1.9 million and $2.2 million, respectively. The decrease in this category of $317,198, or 14.3%, during the three months ended March 31, 2017 is primarily due to one loan moving to other real estate owned for $165,000 and one loan for approximately $109,000 being charged off which was fully reserved at December 31, 2016, and approximately $13,000 in loan paydowns. Classified credits are evaluated for impairment on a quarterly basis.

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

At March 31, 2017, impaired loans totaled $1.9 million, all of which were valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral. Market values were obtained using independent appraisals, updated in accordance with our reappraisal policy, or other market data such as recent offers to the borrower. As of March 31, 2017, we had loans totaling approximately $828,000 that were classified in accordance with our loan rating policies but were not considered impaired. Refer to Note 5, Loans, for a table summarizing information relative to impaired loans, by portfolio class, at March 31, 2017 and December 31, 2016.

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

At March 31, 2017 and December 31, 2016, the principal balance of TDRs was zero.

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. At March 31, 2017, the allowance for loan losses was $1.4 million, or 2.24% of gross loans, compared to $1.3 million at December 31, 2016, or 2.21% of gross loans. The allowance for loan loss increased slightly due to the recognition of a provision for loan losses of $191,149 during the quarter, as well as due to a small recovery on loan loss of $1,117, partially offset by loan charge offs of $119,451.

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

Our allowance for loan losses consists of both specific and general reserve components. The specific reserve component relates to loans that are impaired loans as defined in FASB ASC Topic 310, “Receivables”. Loans determined to be impaired are excluded from the general reserve calculation described below and evaluated individually for impairment. Impaired loans totaled $1.9 million at March 31, 2017, with an associated specific reserve of $489,186. See Note 5, Loans, as well as the above discussion under “Loan Performance and Credit Quality” for additional information related to impaired loans.

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

We recognized a reversal of provision for loan losses of $68,000 for the three months ended March 31, 2016. We recognized a provision for loan losses for the three months ended March 31, 2017 of $191,149. Net charge-offs for the three months ended March 31, 2017 were $118,334. A net recovery of $1,312 was recognized for the three months ended March 31, 2016. The charge-offs during the three months ended March 31, 2017 related to the write-down of collateral to fair value, against specific reserves, at the time of repossession, as well as due to one unsecured loan being fully charged off during the quarter. The unsecured loan was fully reserved at December 31, 2016. Partial charge-offs were based on recent appraisals and evaluations on commercial real estate loans in the process of foreclosure. Loans with partial charge-offs are typically considered impaired loans and remain on nonaccrual status.

Other Real Estate Owned and Repossessed Assets

As of March 31, 2017 and December 31, 2016, we had $2.4 million and $2.2 million in other real estate owned, respectively. We did not complete any sales of real estate during the three months ended March 31, 2017. The following table summarizes changes in other real estate owned and repossessed assets for the three months ended March 31, 2017 and 2016:

	2017	2016
Balance at beginning of period	$2,222,667	$1,910,220
Repossessed property acquired in settlement of loans	165,000	233,767
Proceeds from sales of repossessed property	-	(36,000)
Gain (loss) on sale and write-downs of repossessed property, net	-	4,680
Balance at end of period	$2,387,667	$2,112,667

As of March 31, 2017, other real estate owned consisted of commercial land valued at $909,000 and commercial office space valued at $1.5 million. In March 2017, one piece of real estate was moved to other real estate owned for $165,000. These assets are being actively marketed with the primary objective of liquidating the collateral at a level which most accurately approximates fair value and allows recovery of as much of the unpaid principal loan balance as possible upon the sale of the asset within a reasonable period of time. Based on currently available valuation information, the carrying value of these assets is believed to be representative of their fair value less estimated costs to sell, although there can be no assurance that the ultimate proceeds from the sale of these assets will be equal to or greater than their carrying values, particularly in the current real estate environment.

Deposits

Our primary source of funds for loans and investments is our deposits. At March 31, 2017 we had $76.6 million in deposits, representing a decrease of $3.2 million compared to December 31, 2016. Deposits at March 31, 2017 consisted primarily of $11.8 million in demand deposit accounts, $37.5 million in money market accounts and $27.3 million in time deposits. As brokered deposits and advances have matured, we have not replaced these funds with wholesale funding as we have sought to reduce our reliance on brokered time deposits and other noncore funding sources. Our loan-to-deposit ratio was 80.2% and 74.2% at March 31, 2017 and December 31, 2016, respectively.

Borrowings

We use borrowings to fund growth of earning assets in excess of deposit growth. Borrowings totaled $4.1 million at March 31, 2017 compared to $113,598 at December 31, 2016. FHLB advances accounted for $4.0 million of total borrowings as of March 31, 2017. These advances are secured with approximately $31.7 million of first and second mortgage loans and $251,400 of stock in the FHLB. The remaining balances at March 31, 2017 and December 31, 2016 were $78,194 and $113,598, respectively, in borrowings representing customer repurchase agreements.

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

The Company

The Company’s cash balances, independent of the Bank, were approximately $1.8 million at March 31, 2017 compared to cash balances of approximately $1.8 million at December 31, 2016. Liquid assets decreased by $79,760, a slight decrease from December 31, 2016 as a result of professional fees and data processing expenses incurred at the Company. There were no expenses incurred related to the transaction services segment during the period ended March 31, 2017. See “Note 8 – Business Segments” for additional information related to the transaction services segment.

The Bank

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity at the Bank. We currently have $10.1 million in cash and federal funds sold. If our cash needs at the Bank exceed that, we plan to liquidate temporary investments and generate deposits within our market. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities and investments in interest bearing deposits. Our investments in interest-bearing deposits at March 31, 2017 amounted to $8.8 million, or 9.7% of total assets. Our investment securities available for sale at March 31, 2017 amounted to $2.5 million, or 2.8% of total assets. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. At March 31, 2017, $2.4 million of our investment portfolio was pledged against outstanding debt. Therefore, the related debt would need to be repaid prior to the securities being sold and converted to cash.

The Bank is a member of the FHLB of Atlanta, from which applications for borrowings can be made for leverage purposes. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. At March 31, 2017, we had collateral that would support approximately $31.7 million in additional borrowings. We are subject to the FHLB’s credit risk rating policy which assigns member institutions a rating which is reviewed quarterly. The rating system utilizes key factors such as loan quality, capital, liquidity, profitability, etc. Our ability to access our available borrowing capacity from the FHLB in the future is subject to our rating and any subsequent changes based on our financial performance as compared to factors considered by the FHLB in their assignment of our credit risk rating each quarter.

The Bank also pledges collateral to the Federal Reserve Bank’s Borrower-in-Custody of Collateral program, and our available credit under this program was $13.1 million as of March 31, 2017.

The Bank has $5.5 million in federal funds purchased lines of credit through correspondent banks that are unsecured, but have not been utilized.

We believe our liquidity sources are adequate to meet our operating needs at the Bank. However, we continue to carefully focus on liquidity management during 2017. Comprehensive weekly and monthly liquidity analyses serve management as vital decision-making tools by providing summaries of anticipated changes in loans, investments, core deposits, and wholesale funds. These internal funding reports provide management with the details critical to anticipate immediate and long-term cash requirements, such as expected deposit runoff, loan pay downs and amount and cost of available borrowing sources, including secured overnight federal funds lines with our various correspondent banks.

The Consolidated Company

The Company’s level of liquidity is measured by the cash, cash equivalents, and federal funds sold to total assets ratio which was 11.1% at March 31, 2017 compared to 11.9% as of December 31, 2016. The slight decrease in liquidity is due primarily to the decrease in cash and due from bank and federal funds sold. The foregoing discussion is a summary only and should be read in conjunction with the 2016 Form 10-K as filed with the SEC and Management’s Discussion and Analysis in this Form 10-Q.

Impact of Off-Balance Sheet Instruments

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2017, we had issued commitments to extend credit of 1.4 million through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Capital Resources

Total shareholders' equity decreased from $9.9 million for December 31, 2016 to $9.3 million for March 31, 2017 due to a net loss of $647,816, partially offset by a $2,457 change in unrealized gain on investment securities available for sale. The foregoing discussion is a summary only and should be read in conjunction with the 2016 Form 10-K as filed with the SEC and Management’s Discussion and Analysis in this Form 10-Q.

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

Because the Company’s total assets were less than $1 billion at December 31, 2016, the Company is not subject to the new capital requirements established by the Basel III capital rules. However, bank holding companies with assets of less than $1 billion are subject to various restrictions on debt including requirements that debt be retired within 25 years of being incurred, that the debt to equity ratio is .30 to 1 within 12 years of the incurrence of debt and that dividends generally cannot be paid if the debt to equity ratio exceeds 1 to 1.

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

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at March 31, 2017 and December 31, 2016. It is management’s belief that, as of March 31, 2017, the Bank met all capital adequacy requirements under Basel III on a fully phased-in basis if such requirements were currently in effect.

(Dollars in thousands)

					To be well capitalized
					under prompt
			For capital		corrective
			adequacy purposes		action provisions
	Actual		Minimum		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2017
Total Capital (to risk
weighted assets)	$8,759,000	12.2%	$5,761,000	8.0%	$7,202,000	10.0%
Tier 1 Capital (to risk
weighted assets)	7,852,000	10.9	3,614,000	4.0	4,320,000	6.0
Tier 1 Capital (to
average assets)	7,852,000	8.7	2,881,000	4.0	4,518,000	5.0
Common Equity Tier
1 Capital (to risk
weighted assets)	7,852,000	10.9	3,241,000	4.5	3,241,000	4.5

As of December 31, 2016
Total Capital (to risk
weighted assets)	$9,251,000	13.4%	$5,525,000	8.0%	$6,906,000	10.0%
Tier 1 Capital (to risk
weighted assets)	8,382,000	12.1	2,762,000	4.0	4,144,000	6.0
Tier 1 Capital (to
average assets)	8,382,000	9.0	3,724,000	4.0	4,655,000	5.0
Common Equity Tier
1 Capital (to risk
weighted assets)	8,382,000	12.1	3,108,000	4.5	3,108,000	4.5

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: May 5, 2017	By:	/s/Lawrence R. Miller
Lawrence R. Miller
Interim Chief Executive Officer
(Principal Executive Officer)

	By:	/s/Martha L. Long
Martha L. Long
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.
31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.
32	Section 1350 Certification.

101 The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Balance Sheets at March 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2017 and 2016, (iii) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2017 and 2016, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (v) Notes to Consolidated Financial Statements.