Form 10-Q
period 2017-06-30
Independence Bancshares, Inc.
filed 2017-08-11
CIK 1311828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2017

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,502,760 shares of common stock, par value $.01 per share, were issued and outstanding as of August 11, 2017.

Independence Bancshares, Inc.

Part I - Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
	(unaudited)	(audited)
Assets
Cash and due from banks	$6,105,896	$4,631,727
Federal funds sold	6,055,000	6,143,000
Cash and cash equivalents	12,160,896	10,774,727
Interest bearing deposits in other institutions	8,750,000	10,500,000
Investment securities available for sale	2,497,655	2,499,805
Non-marketable equity securities	502,550	380,050
Loans, net of allowance for loan losses of $1,407,518 and $1,338,149, respectively	58,690,053	59,144,847
Accrued interest receivable	176,264	170,342
Property, equipment, and software, net	2,006,364	2,025,774
Other real estate owned and repossessed assets	2,153,900	2,222,667
Bank owned life insurance	2,584,826	2,542,910
Other assets	261,899	187,935
Total assets	$89,784,407	$90,449,057

Liabilities
Deposits:
Non-interest bearing	$12,139,645	$13,723,903
Interest bearing	63,958,698	65,983,745
Total deposits	76,098,343	79,707,648

Federal Home Loan Bank advances	4,000,000	-
Securities sold under agreements to repurchase	44,979	113,598
Accrued interest payable	11,324	8,802
Accounts payable and accrued expenses	540,988	674,644
Total liabilities	80,695,634	80,504,692

Commitments and contingencies

Shareholders’ equity
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; 8,425 Series A shares issued and outstanding	84	84
Common stock, par value $.01 per share; 300,000,000 shares authorized; 20,502,760 shares issued and outstanding	205,028	205,028
Additional paid-in capital	43,053,599	43,053,599
Accumulated other comprehensive loss	(8,211)	(8,056)
Accumulated deficit	(34,161,727)	(33,306,290)
Total shareholders’ equity	9,088,773	9,944,365
Total liabilities and shareholders’ equity	$89,784,407	$90,449,057

The accompanying notes are an integral part of these consolidated financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Interest income
Loans	$898,453	$845,207	$1,704,338	$1,675,420
Investment securities	6,802	65,886	13,536	134,084
Federal funds sold and other	39,375	16,224	77,518	32,865
Total interest income	944,630	927,317	1,795,392	1,842,369

Interest expense
Deposits	85,198	80,289	164,237	158,903
Borrowings	8,069	60	13,406	78
Total interest expense	93,267	80,349	177,643	158,981

Net interest income	851,363	846,968	1,617,749	1,683,388
Provision (reversal of provision) for loan losses	(4,447)	-	186,702	(68,000)

Net interest income after provision for loan losses	855,810	846,968	1,431,047	1,751,388

Non-interest income
Service fees on deposit accounts	8,584	21,512	33,931	46,715
Residential loan origination fees	54,224	55,771	104,844	99,926
SBA loan fees	-	-	-	119,306
Other income	30,644	9,091	62,051	18,862
Total non-interest income	93,452	86,374	200,826	284,809

Non-interest expenses
Compensation and benefits	556,101	646,856	1,188,506	1,306,963
Real estate owned activity	(3,410)	355,216	42,156	364,312
Occupancy and equipment	134,110	163,939	266,178	318,813
Insurance	58,227	57,203	118,443	115,177
Data processing and related costs	110,756	77,902	224,572	165,774
Professional fees	195,020	245,465	391,414	473,153
Product research and development expense	-	76,708	-	177,190
Other	106,079	95,217	256,041	200,409
Total non-interest expenses	1,156,883	1,718,506	2,487,310	3,121,791
Loss before income tax expense	(207,621)	(785,164)	(855,437)	(1,085,594)

Income tax expense	-	-	-	-
Net loss	$(207,621)	$(785,164)	$(855,437)	$(1,085,594)

Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on investment securities available for sale, net of tax	(2,612)	72,777	(155)	143,798
Reclassification adjustment included in net loss, net of tax	-	-	-	-
Other comprehensive (loss) income	(2,612)	72,777	(155)	143,798

Total comprehensive loss	$(210,233)	$(712,387)	$(855,592)	$(941,796)
Net loss per common share – basic and diluted	$(.01)	$(.04)	$(.04)	$(.05)
Weighted average common shares outstanding – basic and diluted	20,502,760	20,502,760	20,502,760	20,502,760

The accompanying notes are an integral part of these consolidated financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Changes in Shareholders’ Equity
(unaudited)

						Accumulated other
	Preferred stock		Common stock		Additional	comprehensive	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	income (loss)	deficit	Total
December 31, 2015	8,425	$84	20,502,760	$205,028	$43,043,473	$113,846	$(30,718,272)	$12,644,159
Compensation expense related to stock options granted	-	-	-	-	10,128	-	-	10,128
Net loss	-	-	-	-	-	-	(1,085,594)	(1,085,594)
Other comprehensive income	-	-	-	-	-	143,798	-	143,798

June 30, 2016	8,425	$84	20,502,760	$205,028	$43,053,601	$257,644	$(31,803,866)	$11,712,491

December 31, 2016	8,425	$84	20,502,760	$205,028	$43,053,599	$(8,056)	$(33,306,290)	$9,944,365
Net loss	-	-	-	-	-	-	(855,437)	(855,437)
Other comprehensive loss	-	-	-	-	-	(155)	-	(155)

June 30, 2017	8,425	$84	20,502,760	$205,028	$43,053,599	$(8,211)	$(34,161,727)	$9,088,773

The accompanying notes are an integral part of these consolidated financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
	2017	2016
Operating activities
Net loss	$(855,437)	$(1,085,594)
Adjustments to reconcile net loss to cash used in operating activities
Provision (reversal of provision) for loan losses	186,702	(68,000)
Depreciation	52,105	105,857
Amortization of investment securities discounts/premiums, net	1,995	79,069
Stock option expense related to stock options granted	-	10,128
Net changes in fair value and (gains) losses on other real estate owned and repossessed assets	(9,318)	178,842
Increase in value of bank owned life insurance	(41,916)	-
(Increase) decrease in other assets, net	(79,886)	5,639
Decrease in other liabilities, net	(131,134)	(484,522)
Net cash used in operating activities	(876,889)	(1,258,581)

Investing activities
Net decrease in loans	103,092	2,086,714
Repayments of investment securities available for sale	-	354,220
Maturities (purchases) of interest bearing deposits in other institutions	1,750,000	(250,000)
(Purchases) redemption of non-marketable equity securities, net	(122,500)	12,450
Purchase of property, equipment and software	(32,695)	(18,554)
Proceeds from sale of other real estate owned and repossessed assets	243,085	36,000
Purchase of bank owned life insurance	-	(2,500,000)
Net cash provided by (used in) investing activities	1,940,982	(279,170)

Financing activities
(Decrease) increase in deposits, net	(3,609,305)	(3,552,648)
Federal Home Loan Bank advance	4,000,000	-
Decrease in securities sold under agreements to repurchase	(68,619)	(63,723)
Net cash provided by (used in) financing activities	322,076	(3,616,371)

Net increase (decrease) in cash and cash equivalents	1,386,169	(5,154,122)

Cash and cash equivalents at beginning of the period	10,774,727	13,899,795

Cash and cash equivalents at end of the period	$12,160,896	$8,745,673

Supplemental information:
Cash paid for
Interest	$171,121	$157,692
Income taxes	$-	$-
Schedule of non-cash transactions
Unrealized gain (loss) on securities available for sale, net of tax	$(155)	$143,798
Loans transferred to other real estate owned and repossessed assets	$165,000	$1,257,289

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and the Bank. In consolidation, all significant intercompany transactions have been eliminated. The accounting and reporting policies conform to accounting principles generally accepted in the United States and to general practices in the banking industry. All adjustments consist of normally recurring accruals that, in the opinion of management, are necessary for fair presentation of the consolidated financial position of the Company. The foregoing discussion is a summary only and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 10-K”) as filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2017 and Management’s Discussion and Analysis in this Quarterly Report on Form 10-Q. Operating results for the three and six month periods ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

Business Segments

Through December 31, 2016, the Company reported its activities as four business segments–Community Banking, Transaction Services, Asset Management and Parent Only. In determining proper segment definition, the Company considers the materiality of a potential segment and components of the business about which financial information is available and regularly evaluated, relative to a resource allocation and performance assessment. As previously reported, the Company determined that segment reporting was no longer necessary based on the lack of activity in the Transaction Services and Asset Management segments. Substantially all of the Company’s consolidated activity for the three and six months ended June 30, 2017 was derived from community banking. Please refer to “Note 8–Business Segments” for further information on the reporting for business segments.

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

NOTE 2 – LIQUIDITY AND CAPITAL CONSIDERATIONS

The Company

The Company’s cash balances, independent of the Bank, were approximately $1.7 million at June 30, 2017 compared to cash balances of approximately $1.8 million at December 31, 2016. Liquid assets decreased by $162,260, a slight decrease from December 31, 2016 as a result of professional fees and data processing expenses incurred by the Company. There were no expenses incurred related to the transaction services or asset management segments during the six month period ended June 30, 2017. See “Note 8–Business Segments” for additional information related to the transaction services segment.

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

The Bank

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity at the Bank. We currently have $12.2 million in cash and federal funds sold. If our cash needs at the Bank exceed that amount, we plan to liquidate temporary investments and generate deposits within our market. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities and investments in interest bearing deposits. Our investments in interest bearing deposits at June 30, 2017 amounted to $8.8 million, or 9.7% of total assets. Our investment securities available for sale at June 30, 2017 amounted to $2.5 million, or 2.8% of total assets. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. At June 30, 2017, $2.4 million of our investment portfolio was pledged against outstanding debt. Therefore, the related debt would need to be repaid prior to the securities being sold and converted to cash.

The Bank is a member of the Federal Home Loan Bank of Atlanta (“FHLB”), from which applications for borrowings can be made for leverage purposes. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. At June 30, 2017, we had collateral that would support approximately $31.3 million in additional borrowings. We are subject to the FHLB’s credit risk rating policy which assigns member institutions a rating that is reviewed quarterly. The rating system utilizes key factors such as loan quality, capital, liquidity, profitability, etc. Our ability to access our available borrowing capacity from the FHLB in the future is subject to our rating and any subsequent changes based on our financial performance as compared to factors considered by the FHLB in their assignment of our credit risk rating each quarter.

The Bank also pledges collateral to the Federal Reserve Bank’s Borrower-in-Custody of Collateral program, and our available credit under this program was $12.0 million as of June 30, 2017.

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

The Consolidated Company

The Company’s level of liquidity is measured by the cash, cash equivalents, and federal funds sold to total assets ratio which was 13.5% at June 30, 2017 compared to 11.9% as of December 31, 2016. The increase in liquidity is due primarily to the increase in cash and due from banks, partially offset by a slight decrease in federal funds sold.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

For further information refer to the consolidated financial statements and footnotes thereto included in our 2016 10–K.

Cash and Cash Equivalents - For purposes of reporting cash flows, cash and cash equivalents include cash, amounts due from banks and federal funds sold. Generally, federal funds are sold for one-day periods. Due to the short term nature of cash and cash equivalents, the carrying amount of these instruments is deemed to be a reasonable estimate of fair value.

At June 30, 2017 and December 31, 2016, the Company had restricted cash totaling $2,000 with the FHLB. The Company places its deposits and correspondent accounts with and sells its federal funds to high quality institutions. Management believes credit risk associated with correspondent accounts is not significant.

Net Loss per Common Share - Basic loss per common share represents net loss divided by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants and are determined using the treasury stock method. For the three and six month periods ended June 30, 2017 and June 30, 2016, as a result of the Company’s net loss, all of the potential common shares were considered anti-dilutive.

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

We did not recognize any income tax benefit or expense for the three and six month periods ended June 30, 2017 and 2016 due to our net operating loss carryforward position. Accounting literature states that a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not that the Company will not recognize the entire deferred tax asset. The determination of whether a deferred tax asset is realizable is based on weighting all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified. We will continue to analyze our deferred tax assets and related valuation allowance on a quarterly basis, taking into account performance compared to forecasted earnings as well as current economic and internal information.

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

	June 30, 2017
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
US treasury note	$2,505,866	$-	$(8,211)	$2,497,655
Total investment securities	$2,505,866	$-	$(8,211)	$2,497,655

	December 31, 2016
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
US treasury note	$2,507,861	$-	$(8,056)	$2,499,805
Total investment securities	$2,507,861	$-	$(8,056)	$2,499,805

The following table presents information regarding securities with unrealized losses at June 30, 2017:

	Securities in an Unrealized		Securities in an Unrealized
	Loss Position for Less than		Loss Position for More than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
US treasury note	$2,497,655	$8,211	$-	$-	$2,497,655	$8,211
Total temporarily impaired securities	$2,497,655	$8,211	$-	$-	$2,497,655	$8,211

The following table presents information regarding securities with unrealized losses at December 31, 2016:

	Securities in an Unrealized		Securities in an Unrealized
	Loss Position for Less than		Loss Position for More than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
US treasury note	$2,499,805	$8,056	$-	$-	$2,499,805	$8,056
Total temporarily impaired securities	$2,499,805	$8,056	$-	$-	$2,499,805	$8,056

At June 30, 2017, our one investment security with a fair value of approximately $2.5 million and unrealized losses of $8,211 had been in a continuous loss position for less than twelve months. At June 30, 2017, there were no investment securities in a continuous loss position for more than twelve months. The Company believes, based on industry analyst reports and credit ratings that the deterioration in the fair value of this investment security available for sale is attributed to changes in market interest rates and not in the credit quality of the issuer and therefore, this loss is not considered other-than-temporary. The Company has the ability and intent to hold securities until such time as the values recover or the securities mature. At December 31, 2016, our one investment security with a fair value of $2.5 million and unrealized losses of $8,056 had been in a continuous loss for less than twelve months. At December 31, 2016, there were no investment securities that had been in a continuous loss position for more than twelve months.

The amortized costs and fair values of investment securities available for sale at June 30, 2017, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers have the right to prepay the obligations.

June 30, 2017
	Amortized	Fair
	Cost	Value
Due within one year	$—	$—
Due after one through three years	2,505,866	2,497,655
Due after three through five years	—	—
Due after five through ten years	—	—
Due after ten years	—	—
Total investment securities	$2,505,866	$2,497,655

NOTE 5 – LOANS

At June 30, 2017, our gross loan portfolio consisted primarily of $26.8 million of commercial real estate loans, $15.4 million of commercial business loans, and $18.0 million of consumer and home equity loans. Our current loan portfolio composition is not materially different than the loan portfolio composition disclosed in the footnotes to the consolidated financial statements included in our 2016 10-K, other than the increase in consumer loans resulting from the purchase of $4.8 million in unsecured consumer loans during the period ended June 30, 2017.

During the quarter ended June 30, 2017, one nonaccrual loan at the Bank was transferred to other real estate owned for $165,000. A specific reserve was included in the December 31, 2016 allowance accounts. During the quarter ended June 30, 2016, three nonaccrual loans were transferred to other real estate owned for $1,257,289. Specific reserves for each of these loans were included in the December 31, 2015 allowance accounts.

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

The following table summarizes delinquencies and nonaccruals, by portfolio class, as of June 30, 2017 and December 31, 2016.

	Single and
	multifamily	Construction	Commercial
	residential	and	real estate -	Commercial
	real estate	development	other	business	Consumer	Total
June 30, 2017
30-59 days past due	$-	$64,383	$-	$135,222	$-	$199,605
60-89 days past due	-	-	-	-	-	-
Nonaccrual	-	-	-	660,730	-	660,730
Total past due and nonaccrual	-	64,383	-	795,952	-	860,335
Current	12,124,136	7,183,876	19,531,490	14,627,142	5,903,531	59,370,175
Total loans (gross of deferred fees)	$12,124,136	$7,248,259	$19,531,490	$15,423,094	$5,903,531	$60,230,510
Deferred fees						(132,939)
Loan loss reserve						(1,407,518)
Total Loans, net						$58,690,053

	Single and
	multifamily	Construction	Commercial
	residential	and	real estate -	Commercial
	real estate	development	other	business	Consumer	Total
December 31, 2016
30-59 days past due	$442,295	$-	$-	$617,052	$-	$1,059,347
60-89 days past due	-	-	-	409,675	-	409,675
Nonaccrual	108,951	-	195,500	-	-	304,451
Total past due and nonaccrual	551,246	-	195,500	1,026,727	-	1,773,473
Current	12,762,884	7,913,783	21,838,090	14,927,379	1,434,449	58,876,585
Total loans (gross of deferred fees)	$13,314,130	$7,913,783	$22,033,590	$15,954,106	$1,434,449	$60,650,058
Deferred fees						(167,062)
Loan loss reserve						(1,338,149)
Total Loans, net						$59,144,847

At June 30, 2017 and December 31, 2016, there were nonaccrual loans of $660,730 and $304,451, respectively. The increase in nonaccrual loans was a result of the movement of four loans during January and February to nonaccrual status, partially offset by one nonaccrual loan transferring to other real estate owned and one nonaccrual loan being fully charged off during the prior quarter. In the current quarter, the three remaining nonaccrual loans from one relationship were restructured into one nonaccrual loan. Foregone interest income related to nonaccrual loans equaled $34,944 and $49,567 for the six months ended June 30, 2017 and 2016, respectively. No interest income was recognized on nonaccrual loans during the six months ended June 30, 2017 and 2016. At June 30, 2017 and December 31, 2016, there were no accruing loans which were contractually past due 90 days or more as to principal or interest payments.

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

The following table summarizes management’s internal credit risk grades, by portfolio class, as of June 30, 2017 and December 31, 2016.

	Single and
	multifamily	Construction	Commercial
	residential	and	real estate -	Commercial
June 30, 2017	real estate	development	other	business	Consumer	Total
Pass Loans	$7,584,510	$1,112,242	$-	$-	$5,903,531	$14,600,283
Grade 1 - Prime	-	-	-	-	-	-
Grade 2 - Good	-	-	-	-	-	-
Grade 3 - Acceptable	1,767,041	1,485,969	9,349,157	7,332,476	-	19,934,643
Grade 4 – Acceptable w/ Care	2,711,451	4,584,829	8,656,493	7,211,410	-	23,164,183
Grade 5 – Special Mention	-	65,219	755,274	-	-	820,493
Grade 6 - Substandard	61,134	-	770,566	879,208	-	1,710,908
Grade 7 - Doubtful	-	-	-	-	-	-
Total loans (gross of deferred fees)	$12,124,136	$7,248,259	$19,531,490	$15,423,094	$5,903,531	$60,230,510

	Single and
	multifamily	Construction	Commercial
	residential	and	real estate -	Commercial
December 31, 2016	real estate	development	other	business	Consumer	Total
Pass Loans	$8,246,567	$1,462,925	$-	$-	$1,434,449	$11,143,941
Grade 1 - Prime	-	-	-	-	-	-
Grade 2 - Good	-	-	-	-	-	-
Grade 3 - Acceptable	1,919,685	1,108,334	11,057,550	7,676,592	-	21,762,161
Grade 4 – Acceptable w/ Care	2,877,013	5,273,411	9,232,019	7,307,961	-	24,690,404
Grade 5 – Special Mention	-	69,113	766,388	-	-	835,501
Grade 6 - Substandard	270,865	-	977,633	969,553	-	2,218,051
Grade 7 - Doubtful	-	-	-	-	-	-
Total loans (gross of deferred fees)	$13,314,130	$7,913,783	$22,033,590	$15,954,106	$1,434,449	$60,650,058

Loans graded one through four are considered “pass” credits. At June 30, 2017, approximately 96% of the loan portfolio had a credit grade of “pass” compared to 95% at December 31, 2016. For loans to qualify for this grade, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment. As of June 30, 2017 and December 31, 2016, we had loans totaling $820,493 and $835,501, respectively, classified as special mention. This classification is utilized when an initial concern is identified about the financial health of a borrower. Loans are designated as such in order to be monitored more closely than other credits in the loan portfolio. At June 30, 2017, substandard loans totaled approximately $1.7 million, with all loans being collateralized by real estate, compared to $2.2 million at December 31, 2016. Substandard credits are evaluated for impairment on a quarterly basis.

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

At June 30, 2017, impaired loans totaled $1.7 million, all of which were valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral. Impaired loans decreased $470,406 from December 31, 2016 due to one loan being transferred to other real estate owned for $165,000, two loan for approximately $119,000 being charged off which were fully reserved at December 31, 2016, one loan for approximately $100,000 being repaid in full during the quarter and approximately $66,000 in loan balance reductions through pay downs. Market values were obtained using independent appraisals, updated in accordance with our reappraisal policy, or other market data such as recent offers to the borrower. As of June 30, 2017, we had loans totaling approximately $820,493 that were classified in accordance with our loan rating policies but were not considered impaired. The following table summarizes information relative to impaired loans, by portfolio class, at June 30, 2017 and December 31, 2016.

	Unpaid			Average	Year to date
	principal	Recorded	Related	impaired	interest
	balance	investment	allowance	investment	income
June 30, 2017
With no related allowance recorded:
Single and multifamily residential real estate	$-	$-	$-	$106,250	$-
Construction and development	-	-	-	54,830	-
Commercial real estate - other	770,566	770,566	-	745,514	20,416
Commercial business	218,478	218,478	-	158,880
Consumer	-	-	-	-	-
With related allowance recorded:
Single and multifamily residential real estate	61,134	61,134	3,534	131,156	1,599
Construction and development	-	-	-	49,070	-
Commercial real estate - other	-	-	-	262,142	-
Commercial business	697,467	660,730	562,035	450,775	-
Consumer	-	-	-	-	-
Total:
Single and multifamily residential real estate	61,134	61,134	3,534	237,406	1,599
Construction and development	-	-	-	103,900	-
Commercial real estate - other	770,566	770,566	-	1,007,656	20,416
Commercial business	915,945	879,208	562,035	609,655	-
Consumer	-	-	-	-	-
	$1,747,645	$1,710,908	$565,569	$1,958,617	$22,015

December 31, 2016
With no related allowance recorded:
Single and multifamily residential real estate	$99,794	$99,794	$—	$179,235	$3,261
Construction and development	—	—	—	109,660	6,130
Commercial real estate - other	782,133	782,133	—	718,589	46,778
Commercial business	231,448	231,448	—	96,283	4,744
Consumer	—	—	—	—	—
With related allowance recorded:
Single and multifamily residential real estate	171,071	171,071	93,471	201,000	3,251
Construction and development	—	—	—	98,139	—
Commercial real estate - other	195,500	195,500	30,500	524,283	—
Commercial business	738,105	738,105	487,490	191,329	46,315
Consumer	—	—	—	—	—
Total:
Single and multifamily residential real estate	270,865	270,865	93,471	380,235	6,512
Construction and development	—	—	—	207,799	6,130
Commercial real estate - other	977,633	977,633	30,500	1,242,872	46,778
Commercial business	969,553	969,553	487,490	287,612	51,059
Consumer	—	—	—	—	—
	$2,218,051	$2,218,051	$611,461	$2,118,518	$110,479

During the six months ended June 30, 2017, we had interest income on impaired loans of $22,015, which were related to commercial real estate and construction and development loans.

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

At December 31, 2016, the principal balance of TDRs was zero. No TDRs went into default during the year ended December 31, 2016. At June 30, 2017, the recorded investment and outstanding principal balance was $660,730 and $697,467, respectively. The carrying balance consisted of one performing loan within one relationship.

There were three loans within one relationship that were modified as a troubled debt restructuring within the previous 12-month period for which there was a payment default during the six months ended June 30, 2017. A repayment of $75,000 was made in June 2017. The three loans were restructured into one loan with a change in loan terms.

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

The following table summarizes activity related to our allowance for loan losses for the six months ended June 30, 2017 and 2016, by portfolio segment.

	Single and
	multifamily	Construction	Commercial
	residential	and	real estate -	Commercial
	real estate	development	other	business	Consumer	Total
June 30, 2017
Allowance for loan losses:
Balance, beginning of period	$235,797	$73,630	$330,785	$684,679	$13,258	$1,338,149
Provision (reversal of provision) for loan losses	-	-	-	-	186,702	186,702
Loan charge-offs	(88,951)	-	(30,500)	-	-	(119,451)
Loan recoveries	1,000	-	1,118	-	-	2,118
Net loans charged-off	(87,951)	-	(29,382)	-	-	(117,333)
Balance, end of period	$147,846	$73,630	$301,403	$684,679	$199,960	$1,407,518

Individually reviewed for impairment	$3,534	$-	$-	$562,035	$-	$565,569
Collectively reviewed for impairment	144,312	73,630	301,403	122,644	199,960	841,949
Total allowance for loan losses	$147,846	$73,630	$301,403	$684,679	$199,960	$1,407,518

Gross loans, end of period:
Individually reviewed for impairment	$61,134	$-	$770,566	$879,208	$-	$1,710,908
Collectively reviewed for impairment	12,063,002	7,248,259	18,760,924	14,543,886	5,903,531	58,519,602
Total loans (gross of deferred fees)	$12,124,136	$7,248,259	$19,531,490	$15,423,094	$5,903,531	$60,230,510

June 30, 2016
Allowance for loan losses:
Balance, beginning of year	$265,797	$184,130	$439,830	$244,679	$5,073	$1,139,509
Provision (reversal of provision) for loan losses	(30,000)	(60,000)	45,000	(28,000)	5,000	(68,000)
Loan charge-offs	-	(10,500)	(209,045)	-	(139)	(219,684)
Loan recoveries	-	-	-	-	1,312	1,312
Net loans charged-off	-	(10,500)	(209,045)	-	1,173	(218,372)
Balance, end of period	$235,797	$113,630	$275,785	$216,679	$11,246	$853,137

Individually reviewed for impairment	$99,445	$-	$28,189	$-	$-	$127,634
Collectively reviewed for impairment	136,352	113,630	247,596	216,679	11,246	725,503
Total allowance for loan losses	$235,797	$113,630	$275,785	$216,679	$11,246	$853,137

Gross loans, end of period:
Individually reviewed for impairment	$141,045	$138,454	$883,942	$-	$-	$1,163,441
Collectively reviewed for impairment	13,394,244	9,065,294	20,410,832	18,314,397	1,810,698	62,995,465
Total loans (gross of deferred fees)	$13,535,289	$9,203,748	$21,294,774	$18,314,397	$1,810,698	$64,158,906

	June 30, 2017	June 30, 2016
Nonaccrual loans	$660,730	$334,233
Average gross loans	$61,228,957	$65,181,990
Net loans charged-off as a percentage of average gross loans	0.19%	0.33%
Allowance for loan losses as a percentage of total gross loans	2.34%	1.33%
Allowance for loan losses as a percentage of non-accrual loans	201.80%	255.25%

Portions of the allowance for loan losses may be allocated for specific loans or portfolio segments. However, the entire allowance for loan losses is available for any loan that, in management’s judgment, should be charged-off. The general reserve as a percentage of loans collectively reviewed for impairment increased to 1.44% at June 30, 2017 from 1.22% at December 31, 2016. While management utilizes the best judgment and information available to it, the ultimate adequacy of the allowance for loan losses depends on a variety of factors beyond our control, including the performance of our loan portfolio, the economy, changes in interest rates, and the view of the regulatory authorities toward loan classifications. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

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

		After one but
	One year or	within five	After five
	less	years	years	Total
June 30, 2017
Single and multifamily residential real estate	$1,544,470	$5,206,604	$5,373,062	$12,124,136
Construction and development	2,708,145	4,001,464	538,650	7,248,259
Commercial real estate - other	3,422,091	14,209,859	1,899,540	19,531,490
Commercial business	5,375,367	9,410,110	637,617	15,423,094
Consumer	321,862	5,496,736	84,933	5,903,531
Total	$13,371,935	$38,324,773	$8,533,802	$60,230,510

		After one but
	One year or	within five	After five
	less	years	years	Total
December 31, 2016
Single and multifamily residential real estate	$1,445,328	$6,710,484	$5,158,318	$13,314,130
Construction and development	2,987,321	4,829,172	97,290	7,913,783
Commercial real estate - other	3,144,814	16,958,206	1,930,570	22,033,590
Commercial business	6,203,428	8,736,000	1,014,678	15,954,106
Consumer	540,500	821,639	72,310	1,434,449
Total	$14,321,391	$38,055,501	$8,273,166	$60,650,058

Loans maturing after one year with:	June 30, 2017	December 31, 2016
Fixed interest rates	$21,054,109	$16,767,328
Floating interest rates	$25,804,466	$29,561,339

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

Available-for-sale investment securities ($2,497,655 and $2,499,805 at June 30, 2017 and December 31, 2016, respectively) are carried at fair value and measured on a recurring basis using Level 2 inputs. Fair values are estimated by using bid prices and quoted prices of pools or tranches of securities with similar characteristics.

We do not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and a specific reserve within the allowance for loan losses is established or the loan is charged down to the fair value less costs to sell. At June 30, 2017, all impaired loans were evaluated on a nonrecurring basis based on the market value of the underlying collateral. Market values are generally obtained using independent appraisals or other market data, which the Company considers to be Level 3 inputs. The aggregate carrying amount, net of specific reserves, of impaired loans carried at fair value at June 30, 2017 and December 31, 2016 was $1.2 million and $1.6 million, respectively.

Other real estate owned and repossessed assets, generally consisting of properties or other collateral obtained through foreclosure or in satisfaction of loans, are carried at the lower of cost or market value and measured on a non-recurring basis. Market values are generally obtained using independent appraisals which are generally prepared using the income or market valuation approach, adjusted for estimated selling costs which the Company considers to be Level 3 inputs. The carrying amount of other real estate owned and repossessed assets carried at fair value at June 30, 2017 and December 31, 2016 was $2.1 million and $2.2 million, respectively. The Company utilizes two methods to determine carrying values, either appraised value, or if lower, current net listing price.

The Company has no assets whose fair values are measured using Level 1 inputs. The Company also has no liabilities carried at fair value or measured at fair value.

For Level 3 assets measured at fair value on a non-recurring basis as of June 30, 2017, the significant observable inputs used in the fair value measurements were as follows:

	Fair Value at
	June 30,		Significant
Description	2017	Valuation Technique	Unobservable Inputs
Other real estate owned and repossessed assets	$2,153,900	Appraised value	Discounts to reflect current market conditions, abbreviated holding period, and estimated costs to sell

Impaired loans	$1,182,076	Internal assessment based on external third party appraised value	Adjustments to estimated value based on recent sales of comparable collateral

For Level 3 assets measured at fair value on a non-recurring basis as of December 31, 2016, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at
	December 31,		Significant
Description	2016	Valuation Technique	Unobservable Inputs
Other real estate owned and repossessed assets	$2,222,667	Appraised value	Discounts to reflect current market conditions and estimated costs to sell

Impaired loans	$1,606,590	Internal assessment based on external third party appraised value	Adjustments to estimated value based on recent sales of comparable collateral

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

The estimated fair values of the Company’s financial instruments at June 30, 2017 and December 31, 2016 are as follows:

	Carrying
June 30, 2017	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$6,105,896	$6,105,896	$6,105,896	-	-
Interest bearing deposits in other institutions	8,750,000	8,750,000	-	8,750,000	-
Federal funds sold	6,055,000	6,055,000	6,055,000	-	-
Investment securities available for sale	2,497,655	2,497,655	-	2,497,655	-
Non-marketable equity securities	502,550	502,550	-	502,550	-
Loans, net	58,690,053	58,629,955	-	-	58,629,955
Bank owned life insurance	2,584,826	2,584,826	-	2,584,826	-

Financial Liabilities:
Federal Home Loan Bank advances	4,000,000	4,002,126	-	-	4,002,126
Deposits	76,098,343	75,861,220	-	75,861,220	-
Securities sold under agreements to repurchase	44,979	44,979	-	44,979	-

	Carrying
December 31, 2016	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$4,631,727	$4,631,727	$4,631,727	$-	$-
Interest bearing deposits in other institutions	10,500,000	10,500,000	-	10,500,000	-
Federal funds sold	6,143,000	6,143,000	6,143,000	-	-
Investment securities available for sale	2,499,805	2,499,805	-	2,499,805	-
Non-marketable equity securities	380,050	380,050	-	380,050	-
Loans, net	59,144,847	59,084,364	-	-	59,084,364
Bank owned life insurance	2,542,910	2,542,910	-	2,542,910	-
Financial Liabilities:
Deposits	79,707,648	79,598,034	-	79,598,034	-
Securities sold under agreements to repurchase	113,598	113,598	-	113,598	-

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

As of June 30, 2017 and December 31, 2016, 3,064,380 total options were outstanding at a weighted average price of $1.04. Of the 3,064,380 options outstanding, all options were vested.

Compensation expense related to stock options granted was $10,128 for the six months ended June 30, 2016. There was no compensation expense for the six months ended June 30, 2017 due the remaining stock options being fully vested in July 2016. Compensation expense is based on the fair value of the option estimated at the date of grant using the Black-Scholes option-pricing model. Compensation expense is recognized on a straight line basis over the vesting period of the option.

NOTE 8 – BUSINESS SEGMENTS

Through December 31, 2016, the Company reported its activities as four business segments - Community Banking, Transaction Services, Asset Management and Parent Only - as defined in Note 1. In determining proper segment definition, the Company considers the materiality of a potential segment and components of the business about which financial information is available and regularly evaluated, relative to a resource allocation and performance assessment. As of June 30, 2017, the Company determined that segment reporting was no longer necessary based on the lack of activity in the Transaction Services and Asset Management segments. Substantially all of the Company’s consolidated activity for the three and six months ended June 30, 2017 was derived from community banking.

As previously disclosed in the Form 10-Q filed August 10, 2016, our segment activity for the three months ended June 30, 2016 consisted of net loss of $331,438 from the Community Banking segment, a loss of $76,709 at the Transaction Services segment resulting from product research and development expense, $122,620 of loss at the Asset Management segment resulting from the costs to hold real estate owned, and a loss of $254,397 for the Parent Only segment. Our segment activity for the six months ended June 30, 2016 consisted of net loss of $278,505 from the Community Banking segment, a loss of $177,190 at the Transaction Services segment resulting from product research and development expense, $117,110 of loss at the Asset Management segment resulting from the costs to hold real estate owned, and a loss of $512,789 for the Parent Only segment. Also as previously reported, at June 30, 2016 the Holding Company had $600,000 in other real estate owned consisting of one commercial real estate property and had accrued expenses and other liabilities totaling $378,424.

NOTE 9– BANK OWNED LIFE INSURANCE AND PRE-RETIREMENT BENEFIT PLAN

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including information included or incorporated by reference in this document, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “believe,” “continue,” “assume,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in our forward-looking statements include, but are not limited to, the following:

●	strategies for growth and sources of new operating revenues;
●	operating revenues, expenses, effective tax rates, and other results of operations;
●	current and future products and services and plans to develop and promote them;
●	capital expenditures and our estimates regarding our capital expenditures;
●	the lack of loan growth in recent years;
●	credit losses as a result of declining real estate values, increasing interest rates, increasing unemployment, changes in payment behavior or other factors;
●	credit losses due to loan concentration;
●	the rate of delinquencies and amount of loans charged-off;
●	allowances for loan losses and loan loss provisions;
●	liquidity, working capital requirements and access to funding;
●	cybersecurity risks, business disruptions or financial losses and changes in technology;
●	our shareholder relations;
●	defense of litigation brought by current and/or former officers, directors and/or shareholders;
●	mergers and acquisitions activity;
●	use of proceeds from sales of our securities;
●	our ability to comply with regulations;
●	relations with federal and state regulators;
●	listing our shares, including any listing on a national securities exchange;

●	changes in economic conditions;
●	our ability to attract and retain key personnel;
●	our ability to protect, use, develop, market and otherwise exploit our proprietary technology and intellectual property;
●	our ability to retain our existing customers;
●	increases in competitive pressure in the banking and financial services industries;
●	adverse changes in asset quality and resulting credit risk related losses and expenses;
●	changes in the interest rate environment, business conditions, inflation and changes in monetary and tax policies;
●	changes in political, legislative or regulatory conditions;
●	loss of consumer confidence and economic disruptions resulting from terrorist activities or other military actions;
●	changes in deposit flows;
●	changes in accounting policies and practices; and
●	other risks and uncertainties detailed in our other filings with the SEC.

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

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America, and comport with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our audited consolidated financial statements as of December 31, 2016, as filed in our 2016 10-K.

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

Allowance for Loan Losses

We believe the allowance for loan losses is the critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Some of the more critical judgments supporting the amount of our allowance for loan losses include judgments about the creditworthiness of borrowers, the estimated value of the underlying collateral, the assumptions about cash flow, determination of loss factors for estimating credit losses, the impact of current events and conditions, and other factors impacting the level of probable inherent losses. Under different conditions or using different assumptions, the actual amount of credit losses incurred by us may be different from management’s estimates provided in our consolidated financial statements. Refer to the portion of this discussion that addresses our allowance for loan losses for a more complete discussion of our processes and methodology for determining our allowance for loan losses.

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

Research and Development

All costs incurred to establish the technological feasibility of computer software to be sold, leased or otherwise marketed as research and development are expensed as incurred. Once technological feasibility has been established, the subsequent costs of producing, coding and testing the products should be capitalized. The expensing of computer software costs is discontinued when the product is available for general release for customers. The Company did not achieve technological feasibility in connection with the development of its digital banking business, and therefore, expensed all computer software purchases and development expenses related to research and development. As previously noted, on September 25, 2015, the Company suspended the development of its digital banking business. No research and development costs have been incurred in the three and six months ended June 30, 2017.

Overview

The following discussion describes our results of operations for the three and six month periods ended June 30, 2017 and 2016 and also analyzes our financial condition as of June 30, 2017.

The Consolidated Company

At June 30, 2017, we had total assets of $89.8 million, a decrease of $664,650 or 0.7%, from total assets of $90.5 million at December 31, 2016. The largest components of our total assets are net loans, interest bearing deposits in other institutions, investment securities available for sale, other real estate owned, federal funds sold and cash and due from banks, which were $58.7 million, $8.8 million, $2.5 million, $2.1 million, $6.1 million and $6.1 million, respectively, at June 30, 2017. Comparatively, our net loans, investment securities available for sale, interest bearing deposits in other institutions, other real estate owned, federal funds sold and cash and due from banks totaled $59.1 million, $2.5 million, $10.5 million, $2.2 million, $6.1 million and $4.6 million, respectively, at December 31, 2016.

Our liabilities and shareholders’ equity at June 30, 2017 totaled $80.7 million and $9.1 million, respectively, compared to liabilities of $80.5 million and shareholders’ equity of $9.9 million at December 31, 2016. The principal component of our liabilities is deposits, which were $76.1 million and $79.7 million at June 30, 2017 and December 31, 2016, respectively.

Our net loss was $207,621 for the three months ended June 30, 2017, or $0.01 per share, an improvement of $577,543, or 73.6%, compared to a net loss of $785,164, or $0.04 per share, for the three months ended June 30, 2016. This decrease in net loss was primarily driven by decreases in activity related to real estate owned, a decrease in product research and development expenses, and an increase in other income due to the value of bank owned life insurance.

Our net loss was $855,437 for the six months ended June 30, 2017, or $0.04 per share, an improvement of $230,157, or 21.2%, compared to a net loss of $1.1 million, or $0.05 per share, for the six months ended June 30, 2016. This decrease in net loss was primarily driven by decreases in product research and development expenses as a result of the Company’s decision to suspend development of its digital banking, payments and transaction services business on September 25, 2015, decreases in compensation and benefits and decreases in activity related to real estate owned, partially offset by the recognition of a provision for loan loss during the period.

The Company

The Company’s cash balances, independent of the Bank, were approximately $1.7 million at June 30, 2017 compared to cash balances of approximately $1.8 million at December 31, 2016. The slight decrease in liquid assets of approximately $162,000 is due primarily to the payment of accrued liabilities for professional services during the quarter.

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

At June 30, 2017, we had total assets at the Bank of $89.7 million compared to $90.4 million at December 31, 2016. The largest components of total assets at the Bank are net loans, interest bearing deposits in other institutions, bank-owned life insurance, investment securities available for sale, other real estate owned, federal funds sold, and cash and due from banks, which were $58.7 million, $8.8 million, $2.6 million, $2.5 million, $2.1 million, $6.1 million, and $6.1 million, respectively, at June 30, 2017. Comparatively, our net loans, interest bearing deposits in other institutions, bank-owned life insurance, investment securities available for sale, other real estate owned, federal funds sold and cash and due from banks totaled $59.1 million, $10.5 million, $2.5 million, $2.5 million, $2.2 million, $6.1 million and $4.6 million, respectively, at December 31, 2016. At June 30, 2017, we had total liabilities at the Bank of approximately $82.0 million compared to approximately $82.0 million at December 31, 2016. The largest components of total liabilities at the Bank are deposits, which were $77.8 million and $81.6 million at June 30, 2017 and December 31, 2016, respectively.

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

Results of Operations

Three months ended June 30, 2017 and 2016

We recorded a net loss of $207,621, or $0.01 per diluted share, for the quarter ended June 30, 2017, compared to a net loss of $785,164, or $0.04 per diluted share, for the quarter ended June 30, 2016. This decrease in net loss between comparable periods was primarily driven by decreases in activity related to real estate owned, a decrease in product research and development expenses, and an increase in other income due to the value of bank owned life insurance. Each of these components is discussed in greater detail below.

The following table sets forth information related to our average balances, average yields on assets, and average costs of liabilities for the three months ended June 30, 2017 and 2016. We derived these yields by dividing annualized income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. The net amount of capitalized loan fees are amortized into interest income on loans.

	For the Three Months Ended June 30,
	2017			2016
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Federal funds sold and other	$14,922,691	$39,375	1.06%	$9,286,750	$16,223	0.70%
Investment securities	2,501,291	6,802	1.09	10,540,497	65,886	2.51
Loans (1)	61,367,761	898,453	5.87	64,465,159	845,208	5.26
Total interest-earning assets	$78,791,743	$944,630	4.81%	$84,292,406	$927,317	4.41%

NOW accounts	$9,307,895	$2,711	0.12%	$8,634,931	$2,547	0.12%
Savings & money market	27,985,368	18,220	0.26	32,874,510	20,039	0.24
Time deposits (excluding brokered time deposits)	26,861,915	64,267	0.96	27,255,453	57,704	0.85
Total interest-bearing deposits	64,155,178	85,198	0.53	68,764,894	80,290	0.47
Borrowings	4,117,621	8,069	0.79	149,346	59	0.16
Total interest-bearing liabilities	$68,272,799	$93,267	0.55%	$68,914,240	$80,349	0.47%

Net interest spread			4.26%			3.94%
Net interest income/ margin		$851,363	4.33%		$846,968	4.03%

(1)	Nonaccrual loans are included in average balances for yield computations.

For the three months ended June 30, 2017, we recognized $944,630 in interest income and $93,267 in interest expense, resulting in net interest income of $851,363, an increase of $4,395, or 0.5%, over the same period in 2016. Average earning assets decreased to $78.8 million for the three months ended June 30, 2017 from $84.3 million for the three months ended June 30, 2016, a decrease of $5.5 million, or 6.5%. This decrease in earning assets was primarily due to a $8.0 million decrease in average investment securities and a $3.1 million decrease in average loans between periods as a result of payoffs and repayments exceeding originations, partially offset by an $5.6 million increase in average federal funds sold and other interest-bearing balances. Average interest bearing liabilities decreased to $68.3 million during the quarter ended June 30, 2017, from $68.9 million for the three months ended June 30, 2016, a decrease of $641,441, or 0.9%. Net interest margin, calculated as annualized net interest income divided by average earning assets, increased from 4.03% for the quarter ended June 30, 2016 to 4.33% for the quarter ended June 30, 2017, primarily due to an increase in yield on earning assets from 4.41% to 4.81% between periods and an increase in cost of funds from 0.47% to 0.55% between periods due to the mix of liabilities and the timing of their repricing.

We recognized a reversal of provision for loan losses of $4,447 for the three months ended June 30, 2017, primarily to correct an entry for provision related to the purchased unsecured consumer loans. We did not recognize any provision for loan losses for the three months ended June 30, 2016. We recognized a provision for loan losses of $186,702 for the six months ended June 30, 2017, primarily as a result of the $4.8 million in purchased unsecured consumer loans added during the period. The allowance as a percentage of gross loans increased from 1.33% as of June 30, 2016 to 2.34% at June 30, 2017. Specific reserves were approximately $566,000 on impaired loans of $1.7 million as of June 30, 2017 compared to specific reserves of approximately $128,000 on impaired loans of $1.2 million as of June 30, 2016. As of June 30, 2017 and December 31, 2016, the general reserve allocation was 1.44% and 1.15%, respectively, of gross loans not impaired.

For the three months ended June 30, 2017, noninterest income was $93,452 compared to $86,374 for the three months ended June 30, 2016, an increase of $7,078, or 8.2%. Other noninterest income for the three months ended June 30, 2017 and 2016 was derived from service charges on deposits, customer service fees, and mortgage origination income. The primary contributor for this quarter’s increase was due to income on bank owned life insurance of $20,679.

During the quarter ended June 30, 2017, we incurred noninterest expenses of $1.2 million, compared to noninterest expenses of $1.7 million for the quarter ended June 30, 2016, a decrease of $561,623, or 32.7%. This decrease in noninterest expenses for the three month period ended June 30, 2017 primarily resulted from a decrease in product research and development expenses of $76,708 and a decrease in compensation and benefits expense of $90,755, and a decrease of $358,626 in real estate owned activity which includes expenses to carry other real estate, gains and losses on sales of other real estate, and write-downs on real estate owned. Compensation and benefits decreased $90,755 due to changes in staffing levels year over year for the quarter ended June 30, 2017.

We did not recognize any income tax benefit or expense for the three and six month periods ended June 30, 2017 and 2016 due to our net operating loss carryforward position. Accounting literature states that a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not that the Company will not recognize the entire deferred tax asset. The determination of whether a deferred tax asset is realizable is based on weighing all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified. We will continue to analyze our deferred tax assets and related valuation allowance on a quarterly basis, taking into account performance compared to forecasted earnings as well as current economic and internal information.

Six months ended June 30, 2017 and 2016

We recorded a net loss of $855,437 or $0.04 per diluted share, for the six months ended June 30, 2017, a decrease in loss of $230,157 compared to a net loss of $1.1 million, or $0.05 per diluted share, for the six months ended June 30, 2016. This decrease in loss between comparable periods was primarily driven by decreases in product research and development expense, compensation expense and real estate owned activity, partially offset by a decrease in non-interest income and the recognition of provision for loan losses. Each of these components is discussed in greater detail below.

The following table sets forth information related to our average balances, average yields on assets, and average costs of liabilities for the six months ended June 30, 2017 and 2016. We derived these yields by dividing annualized income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. The net amount of capitalized loan fees is amortized into interest income on loans.

	For the Six Months Ended June 30,
	2017			2016
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Federal funds sold and other	$15,045,410	$77,518	1.04%	$10,015,928	$32,865	0.66%
Investment securities	2,501,907	13,536	1.09	10,618,273	134,084	2.54
Loans (1)	62,157,609	1,704,338	5.54	65,181,990	1,675,420	5.17
Total interest-earning assets	$79,704,926	$1,795,392	4.55%	$85,816,191	$1,842,369	4.32%

NOW accounts	$9,236,875	$5,093	0.11%	$8,660,208	$5,139	0.12%
Savings & money market	28,689,433	37,900	0.27	33,501,068	40,892	0.25
Time deposits (excluding brokered time deposits)	26,562,034	121,244	0.92	27,356,012	112,872	0.83
Total interest-bearing deposits	64,488,342	164,237	0.51	69,517,287	158,903	0.46
Borrowings	3,293,198	13,406	0.82	104,917	78	0.15
Total interest-bearing liabilities	$67,781,540	$177,643	0.53%	$69,622,204	$158,981	0.46%

Net interest spread			4.02%			3.86%

Net interest income/ margin		$1,617,749	4.10%		$1,683,388	3.94%

(1)	Nonaccrual loans are included in average balances for yield computations.

For the six months ended June 30, 2017, we recognized $1.8 million in interest income and $177,643 in interest expense, resulting in net interest income of $1.6 million, a slight decrease of $65,639, or 3.9%, over the same period in 2016. Average earning assets decreased to $79.7 million for the six months ended June 30, 2017 from $85.8 million for the six months ended June 30, 2016 a decrease of $6.1 million, or 7.1%. This decrease in earning assets was due to a $8.1 million decrease in average investment securities and a decrease in average loans of $3.0 million between periods as a result of payoffs and repayments exceeding originations, partially offset by a $5.0 million increase in average federal funds sold and interest-bearing deposits in other institutions. Average interest bearing liabilities decreased to $67.8 million for the six months ended June 30, 2017 from $69.6 million for the six months ended June 30, 2016 a decrease of $1.8 million, or 2.6%. Net interest margin, calculated as annualized net interest income divided by average earning assets increased to 4.10% for the six months ended June 30, 2017, primarily due to a slight increase in yield on earning assets from 4.32% to 4.55% between periods.

We recognized a provision for loan losses of $186,702 for the six months ended June 30, 2017, primarily as a result of the $4.8 million in purchased unsecured consumer loans added during the period. We recognized a reversal of provision for loan losses of $68,000 for the six months ended June 30, 2016. The provision for loan losses is discussed further below under “Provision and Allowance for Loan Losses.”

For the six months ended June 30, 2017, noninterest income was $200,826 compared to $284,809 for the six months ended June 30, 2016, a decrease of $83,983, or 29.5% between comparable periods. Noninterest income for the six months ended June 30, 2017 and 2016 was derived from service charges on deposits, customer service fees, rental income, and mortgage origination income. In addition, noninterest income for June 2016 was positively impacted by the collection of SBA loan fees of $119,306.

During the six months ended June 30, 2017, we incurred noninterest expenses of $2.5 million, compared to noninterest expenses of $3.1 million for the six months ended June 30, 2016, a decrease of $634,481, or 20.3%. This decrease in noninterest expenses resulted primarily from a decrease in product research and development expenses of $177,190 a decrease in compensation and benefits of $118,457, and a decrease in real estate owned activity of $322,156. Compensation and benefits decreased by $118,457 due to changes in staffing levels year over year for the six months ended June 30, 2017.

We did not recognize any income tax benefit or expense for the three and six month periods ended June 30, 2017 and 2016 due to our net operating loss carryforward position. Accounting literature states that a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not that the Company will not recognize the entire deferred tax asset. The determination of whether a deferred tax asset is realizable is based on weighing all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified. We will continue to analyze our deferred tax assets and related valuation allowance on a quarterly basis, taking into account performance compared to forecasted earnings as well as current economic and internal information.

Assets and Liabilities

General

Total assets as of June 30, 2017 and December 31, 2016 were $89.8 million and $90.4 million, respectively, a decrease of $664,650. Loans, net of allowance decreased $454,794 due to $12.1 million in loan originations during the quarter, which includes $4.8 million in purchased unsecured consumer loans, partially offset by loan repayments of $12.2 million and transfers to other real estate owned during the quarter. Other real estate owned decreased $68,767 due to the sale of one piece of real estate for proceeds of $243,085 and a gain recognized as a result of the sale of $9,318, partially offset by one loan transfer for $165,000 during the quarter. Investment securities available for sale decreased $2,150 as a result of a $155 change in unrealized losses and $1,995 in amortization. Interest-bearing deposits in other institutions decreased $1.8 million due to the maturities of time deposits during the quarter. Cash and due from banks increased $1.5 million and federal funds sold decreased $88,000. At June 30, 2017, our total assets consisted principally of $6.1 million in cash and due from banks, $6.1 million in fed funds sold, $8.8 million in interest bearing deposits in other institutions, $2.5 million in investment securities, $58.7 million in net loans, $2.0 million in property and equipment, $2.6 million in bank-owned life insurance and $2.1 million in other real estate owned and repossessed assets. Our management closely monitors and seeks to maintain appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and demand.

Liabilities at June 30, 2017 totaled $80.7 million, representing an increase of approximately $190,942 compared to $80.5 million at December 31, 2016, and consisted principally of $76.1 million in deposits, $4.0 million in Federal Home Loan Bank advances and $552,312 in accounts payable and accrued expenses. At June 30, 2017, shareholders’ equity was $9.1 million compared to $9.9 million at December 31, 2016. Shareholders’ equity decreased in the 2017 period due to the recognition of a net loss of $855,437.

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, we invest a substantial percentage of our interest-earning assets in our loan portfolio. At June 30, 2017, our gross loan portfolio consisted primarily of $26.8 million of commercial real estate loans, $15.4 million of commercial business loans, $12.1 million of residential real estate and home equity loans and $5.9 million of consumer loans. Our current loan portfolio composition is not materially different than the loan portfolio composition disclosed, other than the increase in consumer loans resulting from the purchase of $4.8 million in unsecured consumer loans during the six month period ended June 30, 2017, in the footnotes to the consolidated financial statements included in our 2016 10-K. We experienced net repayments of $103,091 during the six months ended June 30, 2017 as a result of payoffs and repayments of $12.2 million exceeding advances of $7.3 million and purchased unsecured consumer loans of $4.8 million. In addition, we have decided not to pursue the exploratory initiative to expand our online consumer lending. We continue to examine other strategies to supplement our current lending strategy to profitably grow the Bank and enhance shareholder value while also carefully considering liquidity needs and credit risk management.

The composition of net loans by major category as of June 30, 2017 was as follows:

	June 30, 2017	% of Total
Real estate:
Commercial	$19,531,490	32.5%
Construction and development	7,248,259	12.1
Single and multifamily residential	12,124,136	20.1
Total real estate loans	38,903,885	64.7
Commercial business	15,423,094	25.7
Consumer	5,903,531	9.8
Deferred origination fees, net	(132,939)	(0.2)
Gross loans, net of deferred fees	60,097,571	100.0%
Less allowance for loan losses	(1,407,518)
Loans, net	$58,690,053

	December 31, 2016	% of Total
Real estate:
Commercial	$22,033,590	36.4%
Construction and development	7,913,783	13.1
Single and multifamily residential	13,314,130	22.0
Total real estate loans	43,261,503	71.5
Commercial business	15,954,106	26.4
Consumer	1,434,449	2.4
Deferred origination fees, net	(167,062)	(0.3)
Gross loans, net of deferred fees	60,482,996	100.0%
Less allowance for loan losses	(1,338,149)
Loans, net	$59,144,847

The largest component of our loan portfolio at June 30, 2017 was $19.5 million of commercial real estate loans, which represented 32.5% of the portfolio. The remainder of our loan portfolio consisted primarily of $12.1 million of single and multifamily residential loans, $7.2 million of construction and development loans, $5.9 million in consumer loans, which include $4.4 million in purchased unsecured loans and $15.4 million of commercial business loans.

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

Refer to Note 5, Loans, for a table summarizing delinquencies and nonaccruals, by portfolio class, as of June 30, 2017 and December 31, 2016. Total delinquent and nonaccrual loans decreased from $1.8 million at December 31, 2016 to $860,335 at June 30, 2017, a decrease of $913,138, or 51.5%. Nonaccrual loans increased during the six months due to the transfer of four loans during January and February to nonaccrual status, partially offset by one nonaccrual loan transferring to other real estate owned and one nonaccrual loan being fully charged off during the period ended June 30, 2017. In the current quarter, the three remaining nonaccrual loans from one relationship were restructured into one nonaccrual loan. At June 30, 2017, nonaccrual loans represented 1.10% of gross loans compared to 0.05% of gross loans as of December 31, 2016. Loans past due 30-89 days are considered potential problem loans and amounted to $199,605 at June 30, 2017 compared to $1.5 million at December 31, 2016.

Another method used to monitor the loan portfolio is credit grading. As part of the loan review process, loans are given individual credit grades, representing the risk we believe is associated with the loan balance. Credit grades are assigned based on factors that impact the collectability of the loan, the strength of the borrower, the type of collateral, and loan performance. Commercial loans are individually graded at origination and credit grades are reviewed on a regular basis in accordance with our loan policy. Consumer loans are assigned a “pass” credit rating unless something within the loan warrants a specific classification grade. Refer to Note 5, Loans, for a table summarizing management’s internal credit risk grades, by portfolio class, as of June 30, 2017 and December 31, 2016.

Loans graded one through four are considered “pass” credits. At June 30, 2017, approximately 96% of the loan portfolio had a credit grade of “pass” compared to 95% at December 31, 2016. For loans to qualify for this grade, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment. Consumer loans are assigned a “pass” credit rating unless something within the loan warrants a specific classification grade.

Loans with a credit grade of five are not considered classified; however they are categorized as a special mention or watch list credit, and are considered potential problem loans. This classification is utilized by us when we have an initial concern about the financial health of a borrower. These loans are designated as such in order to be monitored more closely than other credits in our portfolio. We then gather current financial information about the borrower and evaluate our current risk in the credit. We will then either reclassify the loan as “substandard” or back to its original risk rating after a review of the information. There are times when we may leave the loan on the watch list, if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we determine to review the loan on a more regular basis. Loans on the watch list are not considered problem loans until they are determined by management to be classified as substandard. As of June 30, 2017 and December 31, 2016, we had loans totaling $820,493 and $835,501, respectively, on the watch list. Watch list loans remained relatively constant as no new loans were downgraded during the quarter.

Loans graded six or greater are considered classified credits. At June 30, 2017 and December 31, 2016, classified loans totaled $1.7 million and $2.2 million, respectively. The decrease in this category of $507,143, or 22.9%, during the six months ended June 30, 2017 is primarily due to one loan moving to other real estate owned for $165,000 and two loans for approximately $119,000 being charged off which were both fully reserved at December 31, 2016, and approximately $66,000 in loan paydowns. Classified credits are evaluated for impairment on a quarterly basis.

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

At June 30, 2017, impaired loans totaled $1.7 million, all of which were valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral. Market values were obtained using independent appraisals, updated in accordance with our reappraisal policy, or other market data such as recent offers to the borrower. As of June 30, 2017, we had loans totaling approximately $820,000 that were classified in accordance with our loan rating policies but were not considered impaired. Refer to Note 5, Loans, for a table summarizing information relative to impaired loans, by portfolio class, at June 30, 2017 and December 31, 2016.

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

At December 31, 2016, the principal balance of TDRs was zero. No TDRs went into default during the year ended December 31, 2016. At June 30, 2017, the recorded investment and principal balance of TDRs was $660,730 and $697,467, respectively. The carrying balance consisted of one performing loan within one relationship.

There were three loans within one relationship that were modified as a troubled debt restructuring within the previous 12-month period for which there was a payment default during the six months ended June 30, 2017. A repayment of $75,000 was made in June 2017. The three loans were restructured into one loan with a change in loan terms.

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. At June 30, 2017, the allowance for loan losses was $1.4 million, or 2.34% of gross loans, compared to $1.3 million at December 31, 2016, or 2.21% of gross loans. The allowance for loan loss increased due to the recognition of a provision for loan losses of $186,702 during the period, as well as due to a small recovery on loan loss of $2,118, partially offset by loan charge offs of $119,451.

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

Our allowance for loan losses consists of both specific and general reserve components. The specific reserve component relates to loans that are impaired loans as defined in FASB ASC Topic 310, “Receivables”. Loans determined to be impaired are excluded from the general reserve calculation described below and evaluated individually for impairment. Impaired loans totaled $1.7 million at June 30, 2017, with an associated specific reserve of $565,569. See Note 5, Loans, as well as the above discussion under “Loan Performance and Credit Quality” for additional information related to impaired loans.

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

We recognized a reversal of provision for loan losses of $68,000 for the six months ended June 30, 2016. We recognized a provision for loan losses for the six months ended June 30, 2017 of $186,702. Net charge-offs for the six months ended June 30, 2017 were $117,333. A net recovery of $1,312 was recognized for the six months ended June 30, 2016. The charge-offs during the six months ended June 30, 2017 related to the write-down of collateral to fair value, against specific reserves, at the time of repossession, as well as due to one unsecured loan being fully charged off during the quarter. The unsecured loan was fully reserved at December 31, 2016. Partial charge-offs were based on recent appraisals and evaluations on commercial real estate loans in the process of foreclosure. Loans with partial charge-offs are typically considered impaired loans and remain on nonaccrual status.

Other Real Estate Owned and Repossessed Assets

At June 30, 2017 and December 31, 2016, we had approximately $2.1 and $2.2 million in other real estate owned, respectively. We completed the sale of one parcel of real estate during the six months ended June 30, 2017. The sale of that parcel of real estate resulted in a gain of $9,318 and is included in the gain below. During the six months ended June 30, 2016, we completed the sale of one parcel of real estate. The sale of that parcel of real estate resulted in a gain of approximately $4,680 and is included in the loss below. The following table summarizes changes in other real estate owned and repossessed assets for the six months ended June 30, 2017 and 2016:

	2017	2016
Balance at beginning of period	$2,222,667	$1,910,220
Repossessed property acquired in settlement of loans	165,000	1,257,289
Proceeds from sales of repossessed property	(243,085)	(36,000)
Gain (loss) on sale and write-downs of repossessed property, net	9,318	(178,842)
Balance at end of period	$2,153,900	$2,952,667

As of June 30, 2017, other real estate owned consisted of commercial land valued at $909,000 and commercial office space valued at $1.2 million. In June 2017, proceeds of $243,085 were received from the sale of one piece of real estate. A gain of $9,318 was recognized as a result of this transaction. In March 2017, one piece of real estate was moved to other real estate owned for $165,000. On January 28, 2016, proceeds of $36,000 were received from the sale of one piece of real estate held by the Company. A loss of $4,680 was recognized as a result of this transaction. In March 2016, one piece of real estate was moved to other real estate owned for $233,767. In May 2016, two pieces of real estate were moved to other real estate owned for $1.0 million. In addition, the Company recognized writedowns on real estate owned of approximately $184,000 during 2016. These assets are being actively marketed with the primary objective of liquidating the collateral at a level which most accurately approximates fair value and allows recovery of as much of the unpaid principal loan balance as possible upon the sale of the asset within a reasonable period of time. Based on currently available valuation information, the carrying value of these assets is believed to be representative of their fair value less estimated costs to sell, although there can be no assurance that the ultimate proceeds from the sale of these assets will be equal to or greater than their carrying values, particularly in the current real estate environment.

Deposits

Our primary source of funds for loans and investments is our deposits. At June 30, 2017 we had $76.1 million in deposits, representing a decrease of $3.6 million compared to December 31, 2016. Deposits at June 30, 2017 consisted primarily of $12.1 million in demand deposit accounts, $34.3 million in money market accounts and $29.6 million in time deposits. As brokered deposits and advances have matured, we have not replaced these funds with wholesale funding as we have sought to reduce our reliance on brokered time deposits and other noncore funding sources. Our loan-to-deposit ratio was 77.1% and 74.2% at June 30, 2017 and December 31, 2016, respectively.

Borrowings

We use borrowings to fund growth of earning assets in excess of deposit growth. Borrowings totaled $4.0 million at June 30, 2017 compared to $113,598 at December 31, 2016. FHLB advances accounted for $4.0 million of total borrowings as of June 30, 2017. These advances are secured with approximately $31.3 million of first and second mortgage loans and $251,300 of stock in the FHLB. The remaining balances at June 30, 2017 and December 31, 2016 were $44,979 and $113,598, respectively, in borrowings representing customer repurchase agreements.

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

The Company

The Company’s cash balances, independent of the Bank, were approximately $1.7 million at June 30, 2017 compared to cash balances of approximately $1.8 million at December 31, 2016. Liquid assets decreased by $162,260, a slight decrease from December 31, 2016 as a result of professional fees and data processing expenses incurred by the Company. There were no expenses incurred related to the transaction services or asset management segments during the period ended June 30, 2017. See “Note 8–Business Segments” for additional information related to the transaction services segment.

The Bank

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity at the Bank. We currently have $12.2 million in cash and federal funds sold. If our cash needs at the Bank exceed that amount, we plan to liquidate temporary investments and generate deposits within our market. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities and investments in interest-bearing deposits. Our investments in interest bearing deposits at June 30, 2017 amounted to $8.8 million, or 9.7% of total assets. Our investment securities available for sale at June 30, 2017 amounted to $2.5 million, or 2.8% of total assets. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. At June 30, 2017, $2.4 million of our investment portfolio was pledged against outstanding debt. Therefore, the related debt would need to be repaid prior to the securities being sold and converted to cash.

The Bank is a member of the Federal Home Loan Bank of Atlanta (“FHLB”), from which applications for borrowings can be made for leverage purposes. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. At June 30, 2017, we had collateral that would support approximately $31.3 million in additional borrowings. We are subject to the FHLB’s credit risk rating policy which assigns member institutions a rating which is reviewed quarterly. The rating system utilizes key factors such as loan quality, capital, liquidity, profitability, etc. Our ability to access our available borrowing capacity from the FHLB in the future is subject to our rating and any subsequent changes based on our financial performance as compared to factors considered by the FHLB in their assignment of our credit risk rating each quarter.

The Bank also pledges collateral to the Federal Reserve Bank’s Borrower-in-Custody of Collateral program, and our available credit under this program was $12.0 million as of June 30, 2017.

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

The Consolidated Company

The Company’s level of liquidity is measured by the cash, cash equivalents, and federal funds sold to total assets ratio which was 13.5% at June 30, 2017 compared to 11.9% as of December 31, 2016. The decrease in liquidity is due primarily to the decrease in cash and due from bank and federal funds sold. The foregoing discussion is a summary only and should be read in conjunction with the 2016 10-K and Management’s Discussion and Analysis in this Form 10-Q.

Impact of Off-Balance Sheet Instruments

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2017, we had issued commitments to extend credit of $738,900 through various types of lending arrangements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Capital Resources

Total shareholders' equity decreased from $9.9 million for December 31, 2016 to $9.1 million for June 30, 2017 due to a net loss of $855,437. The foregoing discussion is a summary only and should be read in conjunction with the 2016 10-K as filed with the SEC and Management’s Discussion and Analysis in this Form 10-Q.

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

In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three measurements (Common Equity Tier 1, Tier 1 capital and total capital). The capital conservation buffer will be phased in incrementally over time, becoming fully effective on January 1, 2019 and will ultimately consist of an additional amount of common equity equal to 2.5% of risk-weighted assets. As of January 1, 2016, we are required to maintain a capital conservation buffer of 1.25%, increasing by 0.625% each successive year until 2019.

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

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at June 30, 2017 and December 31, 2016. It is management’s belief that, as of June 30, 2017, the Bank met all capital adequacy requirements under Basel III on a fully phased-in basis if such requirements were currently in effect.

					To be well capitalized
					under prompt
			For capital adequacy		corrective action
			purposes		provisions
	Actual		Minimum		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2017
Total Capital (to risk weighted assets)	$8,617,000	12.4%	$5,542,000	8.0%	$6,927,000	10.0%
Tier 1 Capital (to risk weighted assets)	7,745,000	11.2	2,771,000	4.0	4,156,000	6.0
Tier 1 Capital (to average assets)	7,745,000	8.6	3,600,000	4.0	4,500,000	5.0
Common Equity Tier 1 Capital (to risk weighted assets)	7,745,000	11.2	3,117,000	4.5	3,117,000	4.5

As of December 31, 2016
Total Capital (to risk weighted assets)	$9,251,000	13.4%	$5,525,000	8.0%	$6,906,000	10.0%
Tier 1 Capital (to risk weighted assets)	8,382,000	12.1	2,762,000	4.0	4,144,000	6.0
Tier 1 Capital (to average assets)	8,382,000	9.0	3,724,000	4.0	4,655,000	5.0
Common Equity Tier 1 Capital (to risk weighted assets)	8,382,000	12.1	3,108,000	4.5	3,108,000	4.5

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, including our interim Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: August 11, 2017	By: /s/Lawrence R. Miller
Lawrence R. Miller
Interim Chief Executive Officer
(Principal Executive Officer)

By: /s/Martha L. Long
Martha L. Long
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1 Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2 Rule 13a-14(a) Certification of the Principal Financial Officer.

32    Section 1350 Certification.

101 The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2017 and 2016, (iii) Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2017 and 2016, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (v) Notes to Consolidated Financial Statements.