Form 10-Q
period 2017-09-30
Independence Bancshares, Inc.
filed 2017-11-13
CIK 1311828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X ]     No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,502,760 shares of common stock, par value $.01 per share, were issued and outstanding as of November 13, 2017.

Independence Bancshares, Inc.

Part I - Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets

	September 30, 2017	December 31, 2016
	(unaudited)	(audited)
Assets
Cash and due from banks	$4,244,259	$4,631,727
Federal funds sold	4,277,000	6,143,000
Cash and cash equivalents	8,521,259	10,774,727
Interest bearing deposits in other institutions	8,750,000	10,500,000
Investment securities available for sale	7,729,006	2,499,805
Non-marketable equity securities	483,450	380,050
Loans, net of allowance for loan losses of $1,372,000 and $1,338,149, respectively	53,716,239	59,144,847
Accrued interest receivable	217,575	170,342
Property, equipment, and software, net	1,980,272	2,025,774
Other real estate owned and repossessed assets	1,988,900	2,222,667
Bank owned life insurance	2,603,392	2,542,910
Other assets	182,682	187,935
Total assets	$86,172,775	$90,449,057

Liabilities
Deposits:
Non-interest bearing	$11,600,301	$13,723,903
Interest bearing	61,295,192	65,983,745
Total deposits	72,895,493	79,707,648

Federal Home Loan Bank advances	4,000,000	-
Securities sold under agreements to repurchase	5,979	113,598
Accrued interest payable	12,954	8,802
Accounts payable and accrued expenses	526,915	674,644
Total liabilities	77,441,341	80,504,692

Commitments and contingencies

Shareholders’ equity
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; 8,425 Series A shares issued and outstanding	84	84
Common stock, par value $.01 per share; 300,000,000 shares authorized; 20,502,760 shares issued and outstanding	205,028	205,028
Additional paid-in capital	43,053,599	43,053,599
Accumulated other comprehensive loss	(8,444)	(8,056)
Accumulated deficit	(34,518,833)	(33,306,290)
Total shareholders’ equity	8,731,434	9,944,365
Total liabilities and shareholders’ equity	$86,172,775	$90,449,057

The accompanying notes are an integral part of these consolidated financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Interest income
Loans	$835,938	$820,984	$2,540,276	$2,496,404
Investment securities	7,631	61,709	21,167	195,793
Federal funds sold and other	57,564	15,386	135,082	48,251
Total interest income	901,133	898,079	2,696,525	2,740,448

Interest expense
Deposits	93,118	84,896	257,355	243,799
Borrowings	8,719	103	22,125	181
Total interest expense	101,837	84,999	279,480	243,980

Net interest income	799,296	813,080	2,417,045	2,496,468
Provision (reversal of provision) for loan losses	(7,159)	-	179,543	(68,000)

Net interest income after provision for loan losses	806,455	813,080	2,237,502	2,564,468

Non-interest income
Service fees on deposit accounts	25,139	24,329	59,070	71,044
Residential loan origination fees	52,506	67,167	157,350	167,093
SBA loan fees	-	-	-	119,306
Other income	30,316	52,042	92,367	70,904
Total non-interest income	107,961	143,538	308,787	428,347

Non-interest expenses
Compensation and benefits	580,154	637,297	1,768,660	1,944,260
Real estate owned activity	(25,388)	(15,473)	16,768	348,839
Occupancy and equipment	134,112	188,407	400,290	507,220
Insurance	57,136	50,272	175,579	165,449
Data processing and related costs	158,675	90,876	383,247	256,650
Professional fees	290,958	234,381	682,372	707,534
Product research and development expense	-	27,364	-	204,554
Other	75,875	104,521	331,916	304,930
Total non-interest expenses	1,271,522	1,317,645	3,758,832	4,439,436
Loss before income tax expense	(357,106)	(361,027)	(1,212,543)	(1,446,621)

Income tax expense	-	-	-	-
Net loss	$(357,106)	$(361,027)	$(1,212,543)	$(1,446,621)

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on investment securities available for sale, net of tax	(233)	9,712	(388)	153,510
Reclassification adjustment included in net loss, net of tax	-	-	-	-
Other comprehensive income (loss)	(233)	9,712	(388)	153,510

Total comprehensive loss	$(357,339)	$(351,315)	$(1,212,931)	$(1,293,111)
Net loss per common share – basic and diluted	$(.02)	$(.02)	$(.06)	$(.07)
Weighted average common shares outstanding – basic and diluted	20,502,760	20,502,760	20,502,760	20,502,760

The accompanying notes are an integral part of these consolidated financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Changes in Shareholders’ Equity
(unaudited)

						Accumulated other
	Preferred stock		Common stock		Additional	comprehensive	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	income (loss)	deficit	Total
December 31, 2015	8,425	$84	20,502,760	$205,028	$43,043,473	$113,846	$(30,718,272)	$12,644,159
Compensation expense related to stock options granted	-	-	-	-	10,126	-	-	10,126
Net loss	-	-	-	-	-	-	(1,446,621)	(1,446,621)
Other comprehensive income	-	-	-	-	-	153,510	-	153,510

September 30, 2016	8,425	$84	20,502,760	$205,028	$43,053,599	$267,356	$(32,164,893)	$11,361,174

December 31, 2016	8,425	$84	20,502,760	$205,028	$43,053,599	$(8,056)	$(33,306,290)	$9,944,365
Net loss	-	-	-	-	-	-	(1,212,543)	(1,212,543)
Other comprehensive loss	-	-	-	-	-	(388)	-	(388)

September 30, 2017	8,425	$84	20,502,760	$205,028	$43,053,599	$(8,444)	$(34,518,833)	$8,731,434

The accompanying notes are an integral part of these consolidated financial statements.

Independence Bancshares, Inc.

Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Operating activities
Net loss	$(1,212,543)	$(1,446,621)
Adjustments to reconcile net loss to cash used in operating activities
Provision (reversal of provision) for loan losses	179,543	(68,000)
Depreciation	78,197	182,567
Amortization of investment securities discounts/premiums, net	3,127	120,651
Stock option expense related to stock options granted	-	10,126
Net changes in fair value and (gains) losses on other real estate owned and repossessed assets	(51,965)	133,207
Increase in value of bank owned life insurance	(60,482)	(21,199)
Loss on disposal of property, equipment and software	-	566
Increase in other assets, net	(41,980)	(284,001)
Decrease in other liabilities, net	(143,577)	(411,852)
Net cash used in operating activities	(1,249,680)	(1,784,556)

Investing activities
Net decrease in loans	5,084,065	2,734,658
Repayments of investment securities available for sale	-	576,492
Purchases of investment securities available for sale	(5,232,716)	-
Maturities (purchases) of interest bearing deposits in other institutions	1,750,000	(250,000)
(Purchases) redemption of non-marketable equity securities, net	(103,400)	12,450
Purchase of property, equipment and software	(32,695)	(28,140)
Proceeds from sale of other real estate owned and repossessed assets	450,732	418,493
Purchase of bank owned life insurance	-	(2,500,000)
Net cash provided by (used in) investing activities	1,915,986	(963,953)

Financing activities
Decrease in deposits, net	(6,812,155)	(1,810,521)
Federal Home Loan Bank advance	4,000,000	-
Decrease in securities sold under agreements to repurchase	(107,619)	(51,260)
Net cash used in financing activities	(2,919,774)	(1,861,781)

Net decrease in cash and cash equivalents	(2,253,468)	(2,682,384)

Cash and cash equivalents at beginning of the period	10,774,727	13,899,795

Cash and cash equivalents at end of the period	$8,521,259	$11,217,411

Supplemental information:
Cash paid for
Interest	$275,328	$243,374
Income taxes	$-	$-
Schedule of non-cash transactions
Unrealized gain (loss) on securities available for sale, net of tax	$(388)	$153,510
Loans transferred to other real estate owned and repossessed assets	$165,000	$1,257,289

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

On September 25, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with First Reliance Bancshares, Inc. (“First Reliance”), the holding company for First Reliance Bank, Florence, South Carolina, which provides that, subject to the terms and conditions set forth in the Merger Agreement, the Company will merge with and into First Reliance, with First Reliance as the surviving corporation (the “Merger”). In addition, concurrently with or as soon as practicable following the Merger, the Bank will be merged with and into First Reliance Bank. Under the terms of the Merger Agreement, each share of common stock of the Company will be converted into the right to receive a cash payment of $0.125 and each share of Series A Preferred Stock of the Company will be redeemed for $1,000 per share. The Merger is subject to, among other things, regulatory approval and the approval of the Company’s shareholders, as well as other customary closing conditions, as well as requirements to maintain balances for total loans of no less than $50 million, total deposits of no less than $65 million, and shareholder equity of at least $300,000 as of December 31, 2017 and $100,000 as of March 1, 2018, without giving effect to reasonable expenses paid or incurred by the Company in connection with the Merger, which may not to exceed $525,000 plus accumulated other comprehensive income. The Merger is currently expected to close in the first quarter of 2018.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and the Bank. In consolidation, all significant intercompany transactions have been eliminated. The accounting and reporting policies conform to accounting principles generally accepted in the United States and to general practices in the banking industry. All adjustments consist of normally recurring accruals that, in the opinion of management, are necessary for fair presentation of the consolidated financial position of the Company. The foregoing discussion is a summary only and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 10-K”) as filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2017 and Management’s Discussion and Analysis in this Quarterly Report on Form 10-Q. Operating results for the three and nine month periods ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

Business Segments

Through December 31, 2016, the Company reported its activities as four business segments—Community Banking, Transaction Services, Asset Management and Parent Only. In determining proper segment definition, the Company considers the materiality of a potential segment and components of the business about which financial information is available and regularly evaluated, relative to a resource allocation and performance assessment. As previously reported, the Company determined that segment reporting was no longer necessary based on the lack of activity in the Transaction Services and Asset Management segments. Substantially all of the Company’s consolidated activity for the three and nine months ended September 30, 2017 was derived from community banking. Please refer to “Note 8–Business Segments” for further information on the reporting for business segments.

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

NOTE 2 – LIQUIDITY AND CAPITAL CONSIDERATIONS

The Company

The Company’s cash balances, independent of the Bank, were approximately $1.5 million at September 30, 2017 compared to cash balances of approximately $1.8 million at December 31, 2016. Liquid assets decreased by $330,299 from December 31, 2016 due to the payment of professional fees and data processing expenses incurred by the Company. There were no expenses incurred related to the transaction services or asset management segments during the nine month period ended September 30, 2017. See “Note 8—Business Segments” for additional information related to the transaction services segment.

If we are unable to consummate the Merger and decide to pursue new business strategies or plans, the Company may not have sufficient working capital to bring the development to operational capability and would need to raise additional capital. The Company’s ability to raise additional capital will depend on a number of factors outside of its control, including conditions in the capital markets. There is a risk that the Company would not be able to raise the capital it needs at all or upon favorable terms. If the Company cannot raise capital when needed, the Company would not be able to implement any such strategies or plans and the Company may be subject to increased regulatory supervision and restriction. Any restrictions imposed by regulators could have a material adverse effect on the Company’s financial condition and results of operations, whether directly or indirectly.

The Bank

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity at the Bank. We currently have $8.6 million in cash and federal funds sold. If our cash needs at the Bank exceed that amount, we plan to liquidate temporary investments and generate deposits within our market. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities and investments in interest bearing deposits. Our investments in interest bearing deposits at September 30, 2017 amounted to $8.8 million, or 10.1% of total assets. Our investment securities available for sale at September 30, 2017 amounted to $7.7 million, or 9.0% of total assets. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. At September 30, 2017, $2.4 million of our investment portfolio was pledged against outstanding debt. Therefore, the related debt would need to be repaid prior to the securities being sold and converted to cash.

The Bank is a member of the Federal Home Loan Bank of Atlanta (“FHLB”), from which applications for borrowings can be made for leverage purposes. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. At September 30, 2017, we had collateral that would support approximately $29.9 million in additional borrowings. We are subject to the FHLB’s credit risk rating policy which assigns member institutions a rating that is reviewed quarterly. The rating system utilizes key factors such as loan quality, capital, liquidity, profitability, etc. Our ability to access our available borrowing capacity from the FHLB in the future is subject to our rating and any subsequent changes based on our financial performance as compared to factors considered by the FHLB in their assignment of our credit risk rating each quarter.

The Bank also pledges collateral to the Federal Reserve Bank’s Borrower-in-Custody of Collateral program, and our available credit under this program was $10.4 million as of September 30, 2017.

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

The Consolidated Company

The Company’s level of liquidity is measured by the cash, cash equivalents, and federal funds sold to total assets ratio which was 9.9% at September 30, 2017 compared to 11.9% as of December 31, 2016. The decrease in liquidity is due primarily to a decrease in federal funds sold.

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

At September 30, 2017 and December 31, 2016, the Company had no restricted cash. The Company places its deposits and correspondent accounts with and sells its federal funds to high quality institutions. Management believes credit risk associated with correspondent accounts is not significant.

Net Loss per Common Share - Basic loss per common share represents net loss divided by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants and are determined using the treasury stock method. For the three and nine month periods ended September 30, 2017 and September 30, 2016, as a result of the Company’s net loss, all of the potential common shares were considered anti-dilutive.

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

We did not recognize any income tax benefit or expense for the three and nine month periods ended September 30, 2017 and 2016 due to our net operating loss carryforward position. Accounting literature states that a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not that the Company will not recognize the entire deferred tax asset. The determination of whether a deferred tax asset is realizable is based on weighting all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified. We will continue to analyze our deferred tax assets and related valuation allowance on a quarterly basis, taking into account performance compared to forecasted earnings as well as current economic and internal information.

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

Recently Issued Accounting Pronouncements - The following is a summary of recent authoritative pronouncements that may affect our accounting, reporting, and disclosure of financial information:

In May 2014, the FASB issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for reporting periods beginning after December 15, 2017. The Company will apply the guidance using a full retrospective approach. The Company does not expect these amendments to have a material effect on its financial statements. The Company’s revenue is comprised of net interest income and noninterest income. The scope of the guidance explicitly excludes net interest income as well as many other revenues for financial assets and liabilities including loans, leases, securities and derivatives. Accordingly, the majority of our revenues will not be affected. The Company is currently assessing our revenue contracts related to revenue streams that are within the scope of the standard. Our accounting policies will not change materially since the principles of revenue recognition from the ASU are largely consistent with existing guidance and current practices applied by our businesses. We have not identified material changes to the timing or amount of revenue recognition. Based on the updated guidance, we do anticipate changes in our disclosures associated with our revenues. We will provide qualitative disclosures of our performance obligations related to our revenue recognition and we continue to evaluate disaggregation for significant categories of revenue in this scope of the guidance.

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

In February 2016, the FASB amended the Leases topic of the Accounting Standards Codification to revise certain aspects of recognition, measurement, presentation, and disclosure of leasing transactions. The amendments will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We expect to adopt the guidance using the modified retrospective method and practical expedients for transition. The practical expedients allow us to largely account for our existing leases consistent with current guidance except for the incremental balance sheet recognition for lessees. We have started an initial evaluation of our leasing contracts and activities. We have also started developing our methodology to estimate the right-of-use assets and lease liabilities, which is based on the present value of lease payments (the December 31, 2016 future minimum lease payments were $443,160). We do not expect a material change to the timing of expense recognition, but we are early in the implementation process and will continue to evaluate the impact. We are evaluating our existing disclosures and may need to provide additional information as a result of adoption of the ASU.

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

In June 2016, the FASB issued guidance to change the accounting for credit losses and modify the impairment model for certain debt securities. The amendments will be effective for the Company for reporting periods beginning after December 15, 2019. Early adoption is permitted for all organizations for periods beginning after December 15, 2018. The Company will apply the amendments to the ASU through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. While early adoption is permitted beginning in the first quarter of 2019, we do not expect to elect that option. We are evaluating the impact of the ASU on our consolidated financial statements. We expect the ASU will have no material impact on the recorded allowance for loan losses given the change to estimated losses over the contractual life of the loans adjusted for expected prepayments. In addition to our allowance for loan losses, we will also record an allowance for credit losses on debt securities instead of applying the impairment model currently utilized. The amount of the adjustments will be impacted by each portfolio’s composition and credit quality at the adoption date as well as economic conditions and forecasts at that time.

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

In May 2017, the FASB amended the requirements in the Compensation-Stock Compensation Topic of the Accounting Standards Codification related to changes to the terms or conditions of a share-based payment award. The amendments provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments will be effective for the Company for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

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

	September 30, 2017
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
US treasury note	$2,504,851	$-	$(8,561)	$2,496,290
Government sponsored mortgage-backed securities	5,232,599	117	-	5,232,716
Total investment securities	$7,737,450	$117	$(8,561)	$7,729,006

	December 31, 2016
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
US treasury note	$2,507,861	$-	$(8,056)	$2,499,805
Total investment securities	$2,507,861	$-	$(8,056)	$2,499,805

The following table presents information regarding securities with unrealized losses at September 30, 2017:

	Securities in an Unrealized		Securities in an Unrealized
	Loss Position for Less than		Loss Position for More than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
US treasury note	$2,496,290	$8,561	$-	$-	$2,496,290	$8,561
Total temporarily impaired securities	$2,496,290	$8,561	$-	$-	$2,496,290	$8,561

The following table presents information regarding securities with unrealized losses at December 31, 2016:

	Securities in an Unrealized		Securities in an Unrealized
	Loss Position for Less than		Loss Position for More than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
US treasury note	$2,499,805	$8,056	$-	$-	$2,499,805	$8,056
Total temporarily impaired securities	$2,499,805	$8,056	$-	$-	$2,499,805	$8,056

At September 30, 2017, one investment security with a fair value of approximately $2.5 million and unrealized losses of $8,561 had been in a continuous loss position for less than twelve months. At September 30, 2017, there were no investment securities in a continuous loss position for more than twelve months. At September 30, 2017, the remaining two investment securities were in a gain position. The Company believes, based on industry analyst reports and credit ratings that the deterioration in the fair value of the investment security available for sale with unrealized losses is attributed to changes in market interest rates and not in the credit quality of the issuer and therefore, this loss is not considered other-than-temporary. The Company has the ability and intent to hold securities until such time as the values recover or the securities mature. At December 31, 2016, our one investment security with a fair value of $2.5 million and unrealized losses of $8,056 had been in a continuous loss for less than twelve months. At December 31, 2016, there were no investment securities that had been in a continuous loss position for more than twelve months.

The amortized costs and fair values of investment securities available for sale at September 30, 2017, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers have the right to prepay the obligations.

	September 30, 2017
	Amortized	Fair
	Cost	Value
Due within one year	$—	$—
Due after one through three years	2,504,851	2,496,290
Due after three through five years	—	—
Due after five through ten years	2,649,052	2,649,122
Due after ten years	2,583,547	2,583,594
Total investment securities	$7,737,450	$7,729,006

NOTE 5 – LOANS

At September 30, 2017, our gross loan portfolio consisted primarily of $18.6 million of commercial real estate loans, $6.8 million of construction and development loans, $12.8 million of commercial business loans, $11.7 million of residential real estate and home equity loans and $5.3 million of consumer loans. Our current loan portfolio composition is not materially different than the loan portfolio composition disclosed in the footnotes to the consolidated financial statements included in our 2016 10-K, other than the increase in consumer loans resulting from the purchase of $4.8 million in unsecured consumer loans, which occurred in the quarter ended March 31, 2017.

During the nine months ended September 30, 2017, one nonaccrual loan at the Bank was transferred to other real estate owned for $165,000. A specific reserve was included in the December 31, 2016 allowance account. During the nine months ended September 30, 2016, three nonaccrual loans were transferred to other real estate owned for $1,257,289. Specific reserves for each of these loans were included in the December 31, 2015 allowance account.

While certain credit quality statistics related to our loan portfolio have improved over the past several quarters, we have experienced an increase of in-migration of nonaccrual loans as well as in the aggregate level of nonperforming assets during 2017. We will continue to evaluate our allowance for loan losses in future periods based on our assessment of the inherent risk in the loan portfolio at those future reporting dates. There can be no assurance that loan losses in future periods will not exceed the current allowance for loan losses amount or that future increases in the allowance for loan losses will not be required. Additionally, no assurance can be given that our ongoing evaluation of the loan portfolio, in light of changing economic conditions and other relevant factors, will not require significant future additions to the allowance for loan losses, thus adversely impacting our business, financial condition, results of operations, and cash flows.

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

The following table summarizes delinquencies and nonaccruals, by portfolio class, as of September 30, 2017 and December 31, 2016.

	Single and
	multifamily	Construction	Commercial
	residential	and	real estate -	Commercial
	real estate	development	other	business	Consumer	Total
September 30, 2017
30-59 days past due	$30,706	$-	$-	$123,335	$-	$154,041
60-89 days past due	61,579	-	-	-	4,623	66,202
90-120 days past due	-	-	-	-	11,051	11,051
Nonaccrual	-	-	-	638,205	-	638,205
Total past due and nonaccrual	92,285	-	-	761,540	15,674	869,499
Current	11,635,874	6,787,780	18,602,481	12,026,811	5,271,171	54,324,117
Total loans (gross of deferred fees)	$11,728,159	$6,787,780	$18,602,481	$12,788,351	$5,286,845	$55,193,616
Deferred fees						(105,377)
Loan loss reserve						(1,372,000)
Total Loans, net						$53,716,239

	Single and
	multifamily	Construction	Commercial
	residential	and	real estate -	Commercial
	real estate	development	other	business	Consumer	Total
December 31, 2016
30-59 days past due	$442,295	$-	$-	$617,052	$-	$1,059,347
60-89 days past due	-	-	-	409,675	-	409,675
90-120 days past due	-	-	-	-	-	-
Nonaccrual	108,951	-	195,500	-	-	304,451
Total past due and nonaccrual	551,246	-	195,500	1,026,727	-	1,773,473
Current	12,762,884	7,913,783	21,838,090	14,927,379	1,434,449	58,876,585
Total loans (gross of deferred fees)	$13,314,130	$7,913,783	$22,033,590	$15,954,106	$1,434,449	$60,650,058
Deferred fees						(167,062)
Loan loss reserve						(1,338,149)
Total Loans, net						$59,144,847

At September 30, 2017 and December 31, 2016, there were nonaccrual loans of $638,205 and $304,451, respectively. The increase in nonaccrual loans was a result of the movement of four loans during January and February to nonaccrual status, partially offset by one nonaccrual loan transferring to other real estate owned and one nonaccrual loan being fully charged off during the quarter ended March 31, 2017. In the quarter ended September 30, 2017, the three remaining nonaccrual loans from one relationship were restructured into one nonaccrual loan. Foregone interest income related to nonaccrual loans equaled $34,811 and $55,231 for the nine months ended September 30, 2017 and 2016, respectively. No interest income was recognized on nonaccrual loans during the nine months ended September 30, 2017 and 2016. At September 30, 2017, there was one accruing purchased consumer loan which was contractually past due 90 days or more as to principal and interest payments. While our policy is to move past due loans over 90 days to nonaccrual status, we will report the purchased consumer loans as accruing until the point they are deemed charged off by the broker, Banc Alliance, as Banc Alliance can better substantiate loss histories in the areas of the country in which the loans are originated. At December 31, 2016, there were no accruing loans which were contractually past due 90 days or more as to principal or interest payments.

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

The following table summarizes management’s internal credit risk grades, by portfolio class, as of September 30, 2017 and December 31, 2016.

	Single and
	multifamily	Construction	Commercial
	residential	and	real estate -	Commercial
September 30, 2017	real estate	development	other	business	Consumer	Total
Pass Loans	$7,820,727	$1,175,703	$-	$-	$5,275,594	$14,272,224
Grade 1 - Prime	-	-	-	-	-	-
Grade 2 - Good	-	-	-	-	-	-
Grade 3 - Acceptable	1,142,061	1,756,778	8,536,445	6,097,063	-	17,532,347
Grade 4 – Acceptable w/ Care	2,703,791	3,792,063	8,550,572	5,734,583	-	20,781,009
Grade 5 – Special Mention	-	63,236	750,426	-	-	813,662
Grade 6 - Substandard	61,580	-	765,038	956,705	-	1,783,323
Grade 7 - Doubtful	-	-	-	-	11,051	11,051
Total loans (gross of deferred fees)	$11,728,159	$6,787,780	$18,602,481	$12,788,351	$5,286,845	$55,193,616

	Single and
	multifamily	Construction	Commercial
	residential	and	real estate -	Commercial
December 31, 2016	real estate	development	other	business	Consumer	Total
Pass Loans	$8,246,567	$1,462,925	$-	$-	$1,434,449	$11,143,941
Grade 1 - Prime	-	-	-	-	-	-
Grade 2 - Good	-	-	-	-	-	-
Grade 3 - Acceptable	1,919,685	1,108,334	11,057,550	7,676,592	-	21,762,161
Grade 4 – Acceptable w/ Care	2,877,013	5,273,411	9,232,019	7,307,961	-	24,690,404
Grade 5 – Special Mention	-	69,113	766,388	-	-	835,501
Grade 6 - Substandard	270,865	-	977,633	969,553	-	2,218,051
Grade 7 - Doubtful	-	-	-	-	-	-
Total loans (gross of deferred fees)	$13,314,130	$7,913,783	$22,033,590	$15,954,106	$1,434,449	$60,650,058

Loans graded one through four are considered “pass” credits. At September 30, 2017, approximately 95% of the loan portfolio had a credit grade of “pass” compared to 95% at December 31, 2016. For loans to qualify for this grade, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment. As of September 30, 2017 and December 31, 2016, we had loans totaling $813,662 and $835,501, respectively, classified as special mention. This classification is utilized when an initial concern is identified about the financial health of a borrower. Loans are designated as such in order to be monitored more closely than other credits in the loan portfolio. At September 30, 2017, substandard loans totaled approximately $1.8 million, with most loans being collateralized by real estate, equipment and inventory, compared to $2.2 million at December 31, 2016. Substandard credits are evaluated for impairment on a quarterly basis.

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

At September 30, 2017, impaired loans totaled $850,636, all of which were valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral. Impaired loans decreased $1.4 million from December 31, 2016 due to one loan being transferred to other real estate owned for $165,000, two loans for approximately $119,000 being charged off which were fully reserved at December 31, 2016, three loans for approximately $969,000 which were moved to classified status within the quarter, one loan for approximately $100,000 being repaid in full during the quarter and approximately $45,000 in loan balance reductions through pay downs, partially offset by one loan being deemed impaired for approximately $58,000. Market values were obtained using independent appraisals, updated in accordance with our reappraisal policy, or other market data such as recent offers to the borrower. As of September 30, 2017, we had loans totaling approximately $814,000 that were classified in accordance with our loan rating policies but were not considered impaired. The following table summarizes information relative to impaired loans, by portfolio class, at September 30, 2017 and December 31, 2016.

	Unpaid principal balance	Recorded investment	Related allowance	Average impaired investment	Year to date interest income
September 30, 2017
With no related allowance recorded:
Single and multifamily residential real estate	$-	$-	$-	$106,250	$-
Construction and development	-	-	-	54,830	-
Commercial real estate - other	-	-	-	552,872	31,097
Commercial business	-	-	-	104,260	-
Consumer	-	-	-	-	-
With related allowance recorded:
Single and multifamily residential real estate	61,580	61,580	3,980	131,268	2,393
Construction and development	-	-	-	49,070	-
Commercial real estate - other	-	-	-	262,142	4,458
Commercial business	789,056	752,319	596,568	473,672	-
Consumer	-	-	-	-	-
Total:
Single and multifamily residential real estate	61,580	61,580	3,980	237,518	2,393
Construction and development	-	-	-	103,900	-
Commercial real estate - other	-	-	-	815,014	35,555
Commercial business	789,056	752,319	596,568	577,932	-
Consumer	-	-	-	-	-
	$850,636	$813,899	$600,548	$1,734,364	$37,948

December 31, 2016
With no related allowance recorded:
Single and multifamily residential real estate	$99,794	$99,794	$-	$179,235	$3,261
Construction and development	-	-	-	109,660	6,130
Commercial real estate - other	782,133	782,133	-	718,589	46,778
Commercial business	231,448	231,448	-	96,283	4,744
Consumer	-	-	-	-	-
With related allowance recorded:
Single and multifamily residential real estate	171,071	171,071	93,471	201,000	3,251
Construction and development	-	-	-	98,139	-
Commercial real estate - other	195,500	195,500	30,500	524,283	-
Commercial business	738,105	738,105	487,490	191,329	46,315
Consumer	-	-	-	-	-
Total:
Single and multifamily residential real estate	270,865	270,865	93,471	380,235	6,512
Construction and development	-	-	-	207,799	6,130
Commercial real estate - other	977,633	977,633	30,500	1,242,872	46,778
Commercial business	969,553	969,553	487,490	287,612	51,059
Consumer	-	-	-	-	-
	$2,218,051	$2,218,051	$611,461	$2,118,518	$110,479

During the nine months ended September 30, 2017, we recorded interest income on impaired loans of $37,948, which were related to commercial real estate and single and multifamily residential real estate loans.

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

At December 31, 2016, the principal balance of TDRs was zero. No TDRs went into default during the year ended December 31, 2016 or the nine months ended September 30, 2017. At September 30, 2017, the recorded investment and outstanding principal balance was $638,205 and $674,942, respectively. The balance consisted of one performing loan. The loan is considered as performing primarily due to the timely repayment of principal and interest during the nine months ended September 30, 2017. However, based on previous history with this relationship, this loan is not accruing interest even though it is performing in accordance with updated terms.

There were three loans within one relationship that were modified as a troubled debt restructuring within the previous 12-month period for which there was a payment default during the nine months ended September 30, 2017. A repayment of $75,000 was made in June 2017. The three loans were restructured into one loan with a change in loan terms.

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

The provision and allowance for loan losses are evaluated on a regular basis by management and are based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

The following table summarizes activity related to our allowance for loan losses for the nine months ended September 30, 2017 and 2016, by portfolio segment.

	Single and multifamily residential real estate	Construction and development	Commercial real estate - other	Commercial business	Consumer	Total
September 30, 2017
Allowance for loan losses:
Balance, beginning of period	$235,797	$73,630	$330,785	$684,679	$13,258	$1,338,149
Provision (reversal of provision) for loan losses	-	-	-	23,000	156,543	179,543
Loan charge-offs	(88,951)	-	(30,500)	-	(28,358)	(147,809)
Loan recoveries	1,000	-	1,117	-	-	2,117
Net loans charged-off	(87,951)	-	(29,383)	-	(28,358)	(145,692)
Balance, end of period	$147,846	$73,630	$301,402	$707,679	$141,443	$1,372,000

Individually reviewed for impairment	$3,980	$-	$-	$596,568	$-	$600,548
Collectively reviewed for impairment	143,866	73,630	301,402	111,111	141,443	771,452
Total allowance for loan losses	$147,846	$73,630	$301,402	$707,679	$141,443	$1,372,000

Gross loans, end of period:
Individually reviewed for impairment	$61,580	$-	$-	$789,056	$-	$850,636
Collectively reviewed for impairment	11,666,579	6,787,780	18,602,481	11,999,295	5,286,845	54,342,980
Total loans (gross of deferred fees)	$11,728,159	$6,787,780	$18,602,481	$12,788,351	$5,286,845	$55,193,616

September 30, 2016
Allowance for loan losses:
Balance, beginning of year	$265,797	$184,130	$439,830	$244,679	$5,073	$1,139,509
Provision (reversal of provision) for loan losses	(30,000)	(60,000)	45,000	(28,000)	5,000	(68,000)
Loan charge-offs	-	(10,500)	(209,045)	-	(139)	(219,684)
Loan recoveries	-	-	-	-	1,312	1,312
Net loans charged-off	-	(10,500)	(209,045)	-	1,173	(218,372)
Balance, end of period	$235,797	$113,630	$275,785	$216,679	$11,246	$853,137

Individually reviewed for impairment	$101,283	$-	$28,188	$-	$-	$129,471
Collectively reviewed for impairment	134,514	113,630	247,597	216,679	11,246	723,666
Total allowance for loan losses	$235,797	$113,630	$275,785	$216,679	$11,246	$853,137

Gross loans, end of period:
Individually reviewed for impairment	$200,483	$-	$981,286	$242,646	$-	$1,424,415
Collectively reviewed for impairment	12,905,727	8,664,401	22,650,227	16,068,808	1,811,517	62,100,680
Total loans (gross of deferred fees)	$13,106,210	$8,664,401	$23,631,513	$16,311,454	$1,811,517	$63,525,095

	September 30,	September 30,
	2017	2016
Nonaccrual loans	$638,205	$331,233
Average gross loans	$60,468,110	$64,628,769
Net loans charged-off as a percentage of average gross loans	0.24%	0.34%
Allowance for loan losses as a percentage of total gross loans	2.49%	1.34%
Allowance for loan losses as a percentage of non-accrual loans	214.98%	257.56%

Portions of the allowance for loan losses may be allocated for specific loans or portfolio segments. However, the entire allowance for loan losses is available for any loan that, in management’s judgment, should be charged-off. The general reserve as a percentage of loans collectively reviewed for impairment increased to 1.42% at September 30, 2017 from 1.22% at December 31, 2016. While management utilizes the best judgment and information available to it, the ultimate adequacy of the allowance for loan losses depends on a variety of factors beyond our control, including the performance of our loan portfolio, the economy, changes in interest rates, and the view of the regulatory authorities toward loan classifications. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

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

		After one but
	One year or	within five	After five
	less	years	years	Total
September 30, 2017
Single and multifamily residential real estate	$1,309,158	$6,316,493	$4,102,508	$11,728,159
Construction and development	2,082,172	3,997,008	708,600	6,787,780
Commercial real estate - other	3,364,591	13,353,636	1,884,254	18,602,481
Commercial business	4,460,366	7,715,910	612,075	12,788,351
Consumer	320,435	4,928,997	37,413	5,286,845
Total	$11,536,722	$36,312,044	$7,344,850	$55,193,616

		After one but
	One year or	within five	After five
	less	years	years	Total
December 31, 2016
Single and multifamily residential real estate	$1,445,328	$6,710,484	$5,158,318	$13,314,130
Construction and development	2,987,321	4,829,172	97,290	7,913,783
Commercial real estate - other	3,144,814	16,958,206	1,930,570	22,033,590
Commercial business	6,203,428	8,736,000	1,014,678	15,954,106
Consumer	540,500	821,639	72,310	1,434,449
Total	$14,321,391	$38,055,501	$8,273,166	$60,650,058

Loans maturing after one year with:	September 30, 2017	December 31, 2016
Fixed interest rates	$19,326,434	$16,767,328
Floating interest rates	$24,330,460	$29,561,339

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

Available-for-sale investment securities ($7,729,006 and $2,499,805 at September 30, 2017 and December 31, 2016, respectively) are carried at fair value and measured on a recurring basis using Level 2 inputs. Fair values are estimated by using bid prices and quoted prices of pools or tranches of securities with similar characteristics.

We do not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and a specific reserve within the allowance for loan losses is established or the loan is charged down to the fair value less costs to sell. At September 30, 2017, all impaired loans were evaluated on a nonrecurring basis based on the market value of the underlying collateral. Market values are generally obtained using independent appraisals or other market data, which the Company considers to be Level 3 inputs. The aggregate carrying amount, net of specific reserves, of impaired loans carried at fair value at September 30, 2017 and December 31, 2016 was $250,088 and $1.6 million, respectively.

Other real estate owned and repossessed assets, generally consisting of properties or other collateral obtained through foreclosure or in satisfaction of loans, are carried at the lower of cost or market value and measured on a non-recurring basis. Market values are generally obtained using independent appraisals which are generally prepared using the income or market valuation approach, adjusted for estimated selling costs which the Company considers to be Level 3 inputs. The carrying amount of other real estate owned and repossessed assets carried at fair value at September 30, 2017 and December 31, 2016 was $2.0 million and $2.2 million, respectively. The Company utilizes two methods to determine carrying values, either appraised value, or if lower, current net listing price.

The Company has no assets whose fair values are measured using Level 1 inputs. The Company also has no liabilities carried at fair value or measured at fair value.

For Level 3 assets measured at fair value on a non-recurring basis as of September 30, 2017, the significant observable inputs used in the fair value measurements were as follows:

	Fair Value at
	September 30,		Significant
Description	2017	Valuation Technique	Unobservable Inputs
Other real estate owned and repossessed assets	$1,988,900	Appraised value	Discounts to reflect current market conditions, abbreviated holding period, and estimated costs to sell

Impaired loans	$250,088	Internal assessment based on external third party appraised value	Adjustments to estimated value based on recent sales of comparable collateral

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

The estimated fair values of the Company’s financial instruments at September 30, 2017 and December 31, 2016 are as follows:

	Carrying
September 30, 2017	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$4,244,259	$4,244,259	$4,244,259	-	-
Interest bearing deposits in other institutions	8,750,000	8,750,000	-	8,750,000	-
Federal funds sold	4,277,000	4,277,000	4,277,000	-	-
Investment securities available for sale	7,729,006	7,729,006	-	7,729,006	-
Non-marketable equity securities	483,450	483,450	-	483,450	-
Loans, net	53,716,239	53,606,063	-	-	53,606,063
Bank owned life insurance	2,603,392	2,603,392	-	2,603,392	-

Financial Liabilities:
Federal Home Loan Bank advances	4,000,000	4,001,933	-	-	4,001,933
Deposits	72,895,493	72,684,063	-	72,684,063	-
Securities sold under agreements to repurchase	5,979	5,979	-	5,979	-

	Carrying
December 31, 2016	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$4,631,727	$4,631,727	$4,631,727	$-	$-
Interest bearing deposits in other institutions	10,500,000	10,500,000	-	10,500,000	-
Federal funds sold	6,143,000	6,143,000	6,143,000	-	-
Investment securities available for sale	2,499,805	2,499,805	-	2,499,805	-
Non-marketable equity securities	380,050	380,050	-	380,050	-
Loans, net	59,144,847	59,084,364	-	-	59,084,364
Bank owned life insurance	2,542,910	2,542,910	-	2,542,910	-
Financial Liabilities:
Deposits	79,707,648	79,598,034	-	79,598,034	-
Securities sold under agreements to repurchase	113,598	113,598	-	113,598	-

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

As of September 30, 2017 and December 31, 2016, 3,012,030 and 3,064,380, respectively, in total options were outstanding at a weighted average price of $0.94 and $1.04, respectively. Of the 3,012,030 options outstanding, all options were vested.

Compensation expense related to stock options granted was $10,126 for the nine months ended September 30, 2016. There was no compensation expense for the nine months ended September 30, 2017 due the remaining stock options being fully vested in July 2016. Compensation expense is based on the fair value of the option estimated at the date of grant using the Black-Scholes option-pricing model. Compensation expense is recognized on a straight line basis over the vesting period of the option.

NOTE 8 – BUSINESS SEGMENTS

Through December 31, 2016, the Company reported its activities as four business segments—Community Banking, Transaction Services, Asset Management and Parent Only—as defined in Note 1. In determining proper segment definition, the Company considers the materiality of a potential segment and components of the business about which financial information is available and regularly evaluated, relative to a resource allocation and performance assessment. As previously reported, the Company determined that segment reporting was no longer necessary based on the lack of activity in the Transaction Services and Asset Management segments. Substantially all of the Company’s consolidated activity for the three and nine months ended September 30, 2017 was derived from community banking.

As previously disclosed in the Form 10-Q filed November 9, 2016, our segment activity for the three months ended September 30, 2016 consisted of net loss of $149,529 from the Community Banking segment, a loss of $27,364 at the Transaction Services segment resulting from product research and development expense, $43,664 of income at the Asset Management segment resulting from the sales of real estate owned, and a loss of $227,798 for the Parent Only segment. Our segment activity for the nine months ended September 30, 2016 consisted of net loss of $428,034 from the Community Banking segment, a loss of $204,554 at the Transaction Services segment resulting from product research and development expense, $73,446 of loss at the Asset Management segment resulting from the costs to hold real estate owned, and a loss of $740,587 for the Parent Only segment. Also as previously reported, at September 30, 2016 the Holding Company had $293,142 in other real estate owned consisting of one commercial real estate property and had accrued expenses and other liabilities totaling $458,308.

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
●

our ability to successfully consummate our previously announced merger with First Reliance, including the ability to obtain required regulatory approvals of the merger on the proposed terms and schedule or that the terms of the proposed merger may need to be unfavorably modified to satisfy such approvals or other closing conditions;

●	the diversion of management time from core banking functions due to merger-related issues;
●	potential difficulty in maintaining relationships with customers, associates or business partners as a result of our previously announced merger with First Reliance;
●	operating revenues, expenses, effective tax rates, and other results of operations;
●	current and future products and services and plans to develop and promote them;
●	capital expenditures and our estimates regarding our capital expenditures;
●	the lack of loan growth in recent years;
●	credit losses as a result of declining real estate values, increasing interest rates, increasing unemployment, changes in payment behavior or other factors;
●	credit losses due to loan concentration;
●	the rate of delinquencies and amount of loans charged-off;
●	allowances for loan losses and loan loss provisions;
●	liquidity, working capital requirements and access to funding;
●	cybersecurity risks, business disruptions or financial losses and changes in technology;
●	our shareholder relations;
●	defense of litigation brought by current and/or former officers, directors and/or shareholders;

●	mergers and acquisitions activity;
●	use of proceeds from sales of our securities;
●	our ability to comply with regulations;
●	relations with federal and state regulators;
●	listing our shares, including any listing on a national securities exchange;
●	changes in economic conditions;
●	our ability to attract and retain key personnel;
●	our ability to protect, use, develop, market and otherwise exploit our proprietary technology and intellectual property;
●	our ability to retain our existing customers;
●	increases in competitive pressure in the banking and financial services industries;
●	adverse changes in asset quality and resulting credit risk related losses and expenses;
●	changes in the interest rate environment, business conditions, inflation and changes in monetary and tax policies;
●	changes in political, legislative or regulatory conditions;
●	loss of consumer confidence and economic disruptions resulting from terrorist activities or other military actions;
●	changes in deposit flows;
●	changes in accounting policies and practices; and
●	other risks and uncertainties detailed in our other filings with the SEC.

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

Research and Development

All costs incurred to establish the technological feasibility of computer software to be sold, leased or otherwise marketed as research and development are expensed as incurred. Once technological feasibility has been established, the subsequent costs of producing, coding and testing the products should be capitalized. The expensing of computer software costs is discontinued when the product is available for general release for customers. The Company did not achieve technological feasibility in connection with the development of its digital banking business, and therefore, expensed all computer software purchases and development expenses related to research and development. As previously noted, on September 25, 2015, the Company suspended the development of its digital banking business. No research and development costs have been incurred in the three and nine months ended September 30, 2017.

Overview

On September 25, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with First Reliance Bancshares, Inc. (“First Reliance”), the holding company of First Reliance Bank, Florence, South Carolina, which provides that, subject to the terms and conditions set forth in the Merger Agreement, the Company will merge with and into First Reliance, with First Reliance as the surviving corporation (the “Merger”). In addition, concurrently with or as soon as practicable following the Merger, the Bank will be merged with and into First Reliance Bank. Under the terms of the Merger Agreement, each share of common stock of the Company will be converted into the right to receive a cash payment of $0.125 and each share of Series A Preferred Stock of the Company will be redeemed for $1,000 per share. The Merger is subject to, among other things, regulatory approval and the approval of the Company’s shareholders, as well as other customary closing conditions, and is currently expected to close in the first quarter of 2018. Under the terms of the Merger Agreement, each share of common stock of the Company will be converted into the right to receive a cash payment of $0.125 and each share of Series A Preferred Stock of the Company will be redeemed for $1,000 per share. The Merger is subject to, among other things, regulatory approval and the approval of the Company’s shareholders, as well as other customary closing conditions, as well as requirements to maintain balances for total loans of no less than $50 million, total deposits of no less than $65 million, and shareholder equity of at least $300,000 as of December 31, 2017 and $100,000 as of March 1, 2018, without giving effect to reasonable expenses paid or incurred by the Company in connection with the Merger, which may not to exceed $525,000 plus accumulated other comprehensive income. The Merger is currently expected to close in the first quarter of 2018.

The following discussion describes our results of operations for the three and nine month periods ended September 30, 2017 and 2016 and also analyzes our financial condition as of September 30, 2017.

The Consolidated Company

At September 30, 2017, we had total assets of $86.2 million, a decrease of $4.3 million or 4.7%, from total assets of $90.5 million at December 31, 2016. The largest components of our total assets are net loans, interest bearing deposits in other institutions, investment securities available for sale, federal funds sold and cash and due from banks, which were $53.7 million, $8.8 million, $7.7 million, $2.0 million, $4.3 million and $4.2 million, respectively, at September 30, 2017. Comparatively, our net loans, investment securities available for sale, interest bearing deposits in other institutions, other real estate owned, federal funds sold and cash and due from banks totaled $59.1 million, $2.5 million, $10.5 million, $2.2 million, $6.1 million and $4.6 million, respectively, at December 31, 2016.

Our liabilities and shareholders’ equity at September 30, 2017 totaled $77.4 million and $8.7 million, respectively, compared to liabilities of $80.5 million and shareholders’ equity of $9.9 million at December 31, 2016. The principal component of our liabilities is deposits, which were $72.9 million and $79.7 million at September 30, 2017 and December 31, 2016, respectively.

Our net loss was $357,106 for the three months ended September 30, 2017, or $0.02 per share, a slight decrease of $3,921, or 1.1%, compared to a net loss of $361,027, or $0.02 per share, for the three months ended September 30, 2016. This decrease in net loss was primarily driven by an increase in gains recognized due to the sale of real estate owned and the reversal of provision for loan losses within the quarter.

Our net loss was $1.2 million for the nine months ended September 30, 2017, or $0.06 per share, a decrease of $234,078, or 16.2%, compared to a net loss of $1.4 million, or $0.07 per share, for the nine months ended September 30, 2016. This decrease in net loss was primarily driven by decreases in product research and development expenses as a result of the Company’s decision to suspend development of its digital banking, payments and transaction services business on September 25, 2015, decreases in compensation and benefits and decreases in activity related to real estate owned, partially offset by the recognition of a provision for loan loss during the period.

The Company

The Company’s cash balances, independent of the Bank, were approximately $1.6 million at September 30, 2017 compared to cash balances of approximately $1.8 million at December 31, 2016. The overall decrease in liquid assets of approximately $330,000 is due primarily to the payment of accrued liabilities for professional services during the quarter.

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

At September 30, 2017, we had total assets at the Bank of $86.3 million compared to $90.4 million at December 31, 2016. The largest components of total assets at the Bank are net loans, interest bearing deposits in other institutions, bank-owned life insurance, investment securities available for sale, other real estate owned, federal funds sold, and cash and due from banks, which were $53.8 million, $8.8 million, $2.6 million, $7.7 million, $2.0 million, $4.3 million, and $4.3 million, respectively, at September 30, 2017. Comparatively, our net loans, interest bearing deposits in other institutions, bank-owned life insurance, investment securities available for sale, other real estate owned, federal funds sold and cash and due from banks totaled $59.1 million, $10.5 million, $2.5 million, $2.5 million, $2.2 million, $6.1 million and $4.6 million, respectively, at December 31, 2016. At September 30, 2017, we had total liabilities at the Bank of approximately $78.7 million compared to approximately $82.0 million at December 31, 2016. The largest components of total liabilities at the Bank are deposits, which were $74.5 million and $81.6 million at September 30, 2017 and December 31, 2016, respectively.

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

Results of Operations

Three months ended September 30, 2017 and 2016

We recorded a net loss of $357,106, or $0.02 per diluted share, for the quarter ended September 30, 2017, compared to a net loss of $361,027, or $0.02 per diluted share, for the quarter ended September 30, 2016. This decrease in net loss between comparable periods was primarily driven by gains recognized due to the sale of real estate owned and the reversal of provision for loan loss within the quarter, partially offset by an increase in interest expense and a decrease in other income. Each of these components is discussed in greater detail below.

The following table sets forth information related to our average balances, average yields on assets, and average costs of liabilities for the three months ended September 30, 2017 and 2016. We derived these yields by dividing annualized income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. The net amount of capitalized loan fees are amortized into interest income on loans.

	For the Three Months Ended September 30,
	2017			2016
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Federal funds sold and other	$18,580,217	$57,564	1.23%	$7,440,380	$15,386	0.82%
Investment securities	2,612,078	7,631	1.16	10,402,196	61,709	2.35
Loans (1)	57,074,283	835,938	5.81	63,534,353	820,984	5.13
Total interest-earning assets	$78,266,578	$901,133	4.57%	$81,376,929	$898,079	4.38%

NOW accounts	$8,958,340	$2,576	0.11%	$9,899,720	$3,084	0.12%
Savings & money market	26,159,470	16,526	0.25	31,043,744	19,880	0.25
Time deposits	28,300,574	74,016	1.04	27,825,087	61,932	0.88
Total interest-bearing deposits	63,418,384	93,118	0.58	68,768,551	84,896	0.49
Borrowings	4,067,544	8,719	0.85	221,009	103	0.18
Total interest-bearing liabilities	$67,485,928	$101,837	0.60%	$68,989,560	$84,999	0.49%

Net interest spread			3.97%			3.89%
Net interest income/margin		$799,296	4.05%		$813,080	3.96%

(1)	Nonaccrual loans are included in average balances for yield computations.

For the three months ended September 30, 2017, we recognized $901,133 in interest income and $101,837 in interest expense, resulting in net interest income of $799,296, a decrease of $13,784, or 1.7%, over the same period in 2016. Average earning assets decreased to $78.3 million for the three months ended September 30, 2017 from $81.4 million for the three months ended September 30, 2016, a decrease of $3.1 million, or 3.8%. This decrease in earning assets was primarily due to a $7.8 million decrease in average investment securities and a $6.5 million decrease in average loans between periods as a result of payoffs and repayments exceeding originations, partially offset by an $11.1 million increase in average federal funds sold and other interest-bearing balances. Average interest bearing liabilities decreased to $67.5 million during the quarter ended September 30, 2017, from $69.0 million for the three months ended September 30, 2016, a decrease of $1.5 million, or 2.2%. Net interest margin, calculated as annualized net interest income divided by average earning assets, increased from 3.96% for the quarter ended September 30, 2016 to 4.05% for the quarter ended September 30, 2017, primarily due to an increase in yield on earning assets from 4.38% to 4.57% between periods, partially offset by an increase in cost of funds from 0.49% to 0.60% between periods due to the mix of liabilities and the timing of their repricing.

We recognized a reversal of provision for loan losses of $7,159 for the three months ended September 30, 2017, primarily due to the reduction in the purchased unsecured consumer loan portfolio, for which we recorded a provision during the first quarter of 2017. We did not recognize any provision for loan losses for the three months ended September 30, 2016. The allowance as a percentage of gross loans increased from 1.34% as of September 30, 2016 to 2.49% at September 30, 2017. Specific reserves were approximately $601,000 on impaired loans of approximately $851,000 as of September 30, 2017 compared to specific reserves of approximately $129,000 on impaired loans of $1.4 million as of September 30, 2016. As of September 30, 2017 and December 31, 2016, the general reserve allocation was 1.42% and 1.15%, respectively, of gross loans not impaired.

For the three months ended September 30, 2017, noninterest income was $107,961 compared to $143,538 for the three months ended September 30, 2016, a decrease of $35,577, or 24.8%. Other noninterest income for the three months ended September 30, 2017 and 2016 was derived from service charges on deposits, customer service fees, and mortgage origination income. The primary contributor for this quarter’s decrease was due to a decrease in mortgage origination income due to the timing and volume of loan closings and a decrease in income from bank owned life insurance incurred during the quarter.

During the quarter ended September 30, 2017, we incurred noninterest expenses of $1.3 million, compared to noninterest expenses of $1.3 million for the quarter ended September 30, 2016, a decrease of $46,123, or 3.5%. This decrease in noninterest expenses for the three month period ended September 30, 2017 primarily resulted from a decrease in product research and development expenses of $27,364 and a decrease in compensation and benefits expense of $57,143, partially offset by increases in data processing and professional fees related to the direct mail consumer lending initiative. Compensation and benefits decreased due to changes in staffing levels year over year for the quarter ended September 30, 2017.

We did not recognize any income tax benefit or expense for the three and nine month periods ended September 30, 2017 and 2016 due to our net operating loss carryforward position. Accounting literature states that a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not that the Company will not recognize the entire deferred tax asset. The determination of whether a deferred tax asset is realizable is based on weighing all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified. We will continue to analyze our deferred tax assets and related valuation allowance on a quarterly basis, taking into account performance compared to forecasted earnings as well as current economic and internal information.

Nine months ended September 30, 2017 and 2016

We recorded a net loss of $1.2 million or $0.06 per diluted share, for the nine months ended September 30, 2017, a decrease in loss of $226,919 compared to a net loss of $1.4 million, or $0.07 per diluted share, for the nine months ended September 30, 2016. This decrease in loss between comparable periods was primarily driven by decreases in product research and development expense, compensation expense and real estate owned activity, partially offset by a decrease in non-interest income and the recognition of provision for loan losses. Each of these components is discussed in greater detail below.

The following table sets forth information related to our average balances, average yields on assets, and average costs of liabilities for the nine months ended September 30, 2017 and 2016. We derived these yields by dividing annualized income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. The net amount of capitalized loan fees is amortized into interest income on loans.

	For the Nine Months Ended September 30,
	2017			2016
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Federal funds sold and other	$16,236,627	$135,082	1.11%	$9,151,146	$48,251	0.70%
Investment securities	2,539,034	21,167	1.11	10,545,721	195,793	2.48
Loans (1)	60,468,110	2,540,276	5.61	64,628,769	2,496,404	5.16
Total interest-earning assets	$79,243,771	$2,696,525	4.55%	$84,325,636	$2,740,448	4.34%

NOW accounts	$9,143,010	$7,669	0.11%	$9,076,395	$8,224	0.12%
Savings & money market	27,836,844	54,427	0.26	32,675,984	60,772	0.25
Time deposits	27,147,915	195,259	0.96	27,513,511	174,803	0.85
Total interest-bearing deposits	64,127,769	257,355	0.54	69,265,890	243,799	0.47
Borrowings	3,554,150	22,125	0.83	143,897	181	0.17
Total interest-bearing liabilities	$67,681,919	$279,480	0.55%	$69,409,787	$243,980	0.47%

Net interest spread			3.99%			3.87%

Net interest income/margin		$2,417,045	4.07%		$2,496,468	3.95%

(1) Nonaccrual loans are included in average balances for yield computations.

For the nine months ended September 30, 2017, we recognized $2.7 million in interest income and $279,480 in interest expense, resulting in net interest income of $2.4 million, a slight decrease of $79,423, or 3.2%, over the same period in 2016. Average earning assets decreased to $79.2 million for the nine months ended September 30, 2017 from $84.3 million for the nine months ended September 30, 2016 a decrease of $5.1 million, or 6.0%. This decrease in earning assets was due to a $8.0 million decrease in average investment securities and a decrease in average loans of $4.2 million between periods as a result of payoffs and repayments exceeding originations, partially offset by a $7.1 million increase in average federal funds sold and interest-bearing deposits in other institutions. Average interest bearing liabilities decreased to $67.7 million for the nine months ended September 30, 2017 from $69.4 million for the nine months ended September 30, 2016 a decrease of $1.7 million, or 2.5%. Net interest margin, calculated as annualized net interest income divided by average earning assets increased to 4.07% for the nine months ended September 30, 2017 from 3.95 for the nine months ended September 30, 2016, primarily due to an increase in yield on earning assets from 4.34% to 4.55% between periods.

We recognized a provision for loan losses of $179,543 for the nine months ended September 30, 2017, primarily related to our purchased unsecured consumer loans portfolio. The increased provision for the nine months ended September 30, 2017 related to the purchased consumer loan portfolio was based on history provided by the broker, Banc Alliance, as Banc Alliance can better substantiate loss histories in the areas of the country in which the loans are originated. We recognized a reversal of provision for loan losses of $68,000 for the nine months ended September 30, 2016. The provision for loan losses is discussed further below under “Provision and Allowance for Loan Losses.”

For the nine months ended September 30, 2017, noninterest income was $308,787 compared to $428,347 for the nine months ended September 30, 2016, a decrease of $119,560, or 27.9% between comparable periods. Noninterest income for the nine months ended September 30, 2017 and 2016 was derived from service charges on deposits, customer service fees, rental income, and mortgage origination income. In addition, noninterest income for September 2016 was positively impacted by the collection of SBA loan fees of $119,306.

During the nine months ended September 30, 2017, we incurred noninterest expenses of $3.8 million, compared to noninterest expenses of $4.4 million for the nine months ended September 30, 2016, a decrease of $680,604, or 15.3%. This decrease in noninterest expenses resulted primarily from a decrease in product research and development expenses of $204,554, a decrease in compensation and benefits of $175,600, and a decrease in real estate owned activity of $332,071. Noninterest expense was also impacted by $100,000 in expenses related to the pending merger during the quarter. Compensation and benefits decreased by $175,600 due to changes in staffing levels year over year for the nine months ended September 30, 2017.

We did not recognize any income tax benefit or expense for the three and nine month periods ended September 30, 2017 and 2016 due to our net operating loss carryforward position. Accounting literature states that a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not that the Company will not recognize the entire deferred tax asset. The determination of whether a deferred tax asset is realizable is based on weighing all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified. We will continue to analyze our deferred tax assets and related valuation allowance on a quarterly basis, taking into account performance compared to forecasted earnings as well as current economic and internal information.

Assets and Liabilities

General

Total assets as of September 30, 2017 and December 31, 2016 were $86.2 million and $90.4 million, respectively, a decrease of $4.3 million. Loans, net of allowance decreased $5.4 million due to loan repayments of $18.4 million and transfers to other real estate owned during the quarter exceeding loan originations of $14.8 million during the nine months ended September 30, 2017, which includes the purchase of $4.8 million of unsecured consumer loans that was completed in the first quarter of 2017. Other real estate owned decreased $233,767 due to the sale of two pieces of real estate for proceeds of $450,732 and gains recognized as a result of the sales of $51,965, partially offset by one loan transfer for $165,000 during the nine months ended September 30, 2017. Investment securities available for sale increased $5.2 million as a result of the purchase of two government sponsored mortgage-backed securities of $5.2 million, a $388 change in unrealized losses and $3,127 in amortization. Interest-bearing deposits in other institutions decreased $1.8 million due to the maturities of time deposits during the nine months ended September 30, 2017. Cash and due from banks decreased $387,468 and federal funds sold decreased $1.9 million. At September 30, 2017, our total assets consisted principally of $4.2 million in cash and due from banks, $4.3 million in fed funds sold, $8.8 million in interest bearing deposits in other institutions, $7.7 million in investment securities, $53.7 million in net loans, $2.0 million in property and equipment, $2.6 million in bank-owned life insurance and $2.0 million in other real estate owned and repossessed assets. Our management closely monitors and seeks to maintain appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and demand.

Liabilities at September 30, 2017 totaled $77.4 million, representing a decrease of approximately $3.1 million compared to $80.5 million at December 31, 2016, and consisted principally of $72.9 million in deposits, $4.0 million in Federal Home Loan Bank advances and $526,915 in accounts payable and accrued expenses. At September 30, 2017, shareholders’ equity was $8.7 million compared to $9.9 million at December 31, 2016. Shareholders’ equity decreased in the 2017 period due to the recognition of a net loss of $1.1 million.

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, we invest a substantial percentage of our interest-earning assets in our loan portfolio. At September 30, 2017, our gross loan portfolio consisted primarily of $18.6 million of commercial real estate loans, $6.8 million of construction and development loans, $12.8 million of commercial business loans, $11.7 million of residential real estate and home equity loans and $5.3 million of consumer loans. Our current loan portfolio composition is not materially different than the loan portfolio composition disclosed, other than the increase in consumer loans resulting from the purchase of $4.8 million in unsecured consumer loans completed during the first quarter of 2017, in the footnotes to the consolidated financial statements included in our 2016 10-K. We experienced net repayments of $5.1 million during the nine months ended September 30, 2017 as a result of payoffs and repayments of $20.3 million exceeding advances of $10.1 million and purchased unsecured consumer loans of $4.8 million. In addition, we have decided not to further pursue the exploratory initiative to expand our online consumer lending. Together with our pending merger with First Reliance, we continue to examine other strategies to supplement our current lending strategy to profitably grow the Bank and enhance shareholder value while also carefully considering liquidity needs and credit risk management.

The composition of net loans by major category as of September 30, 2017 was as follows:

	September 30, 2017	% of Total
Real estate:
Commercial	$18,602,481	33.8%
Construction and development	6,787,780	12.3
Single and multifamily residential	11,728,159	21.3
Total real estate loans	37,118,420	67.4
Commercial business	12,788,351	23.2
Consumer	5,286,845	9.6
Deferred origination fees, net	(105,377)	(0.2)
Gross loans, net of deferred fees	55,088,239	100.0%
Less allowance for loan losses	(1,372,000)
Loans, net	$53,716,239

	December 31, 2016	% of Total
Real estate:
Commercial	$22,033,590	36.4%
Construction and development	7,913,783	13.1
Single and multifamily residential	13,314,130	22.0
Total real estate loans	43,261,503	71.5
Commercial business	15,954,106	26.4
Consumer	1,434,449	2.4
Deferred origination fees, net	(167,062)	(0.3)
Gross loans, net of deferred fees	60,482,996	100.0%
Less allowance for loan losses	(1,338,149)
Loans, net	$59,144,847

The largest component of our loan portfolio at September 30, 2017 was $18.6 million of commercial real estate loans, which represented 33.8% of the portfolio. The remainder of our loan portfolio consisted primarily of $11.7 million of single and multifamily residential loans, $6.8 million of construction and development loans, $5.3 million in consumer loans, which include $3.8 million in purchased unsecured loans and $12.8 million of commercial business loans.

Loan Performance and Asset Quality

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

Refer to Note 5, Loans, for a table summarizing delinquencies and nonaccruals, by portfolio class, as of September 30, 2017 and December 31, 2016. Total delinquent and nonaccrual loans decreased from $1.8 million at December 31, 2016 to $869,499 at September 30, 2017, a decrease of $903,974, or 51.0%. Nonaccrual loans increased $333,754 during the nine months due to the transfer of four loans during January and February to nonaccrual status, partially offset by one nonaccrual loan transferring to other real estate owned and one nonaccrual loan being fully charged off during the nine months ended September 30, 2017. In the nine month period, the three remaining nonaccrual loans from one relationship were restructured into one nonaccrual loan. At September 30, 2017, nonaccrual loans represented 1.15% of gross loans compared to 0.50% of gross loans as of December 31, 2016. Loans past due 30-89 days are considered potential problem loans and amounted to $220,243 at September 30, 2017 compared to $1.5 million at December 31, 2016. At September 30, 2017, there was one accruing purchased consumer loan which was contractually past due 90 days or more as to principal and interest payments.

Another method used to monitor the loan portfolio is credit grading. As part of the loan review process, loans are given individual credit grades, representing the risk we believe is associated with the loan balance. Credit grades are assigned based on factors that impact the collectability of the loan, the strength of the borrower, the type of collateral, and loan performance. Commercial loans are individually graded at origination and credit grades are reviewed on a regular basis in accordance with our loan policy. Consumer loans are assigned a “pass” credit rating unless something within the loan warrants a specific classification grade. Refer to Note 5, Loans, for a table summarizing management’s internal credit risk grades, by portfolio class, as of September 30, 2017 and December 31, 2016.

Loans graded one through four are considered “pass” credits. At September 30, 2017, approximately 95% of the loan portfolio had a credit grade of “pass” compared to 95% at December 31, 2016. For loans to qualify for this grade, they must be performing relatively close to expectations, with no significant departures from the intended source and timing of repayment. Consumer loans are assigned a “pass” credit rating unless something within the loan warrants a specific classification grade.

Loans with a credit grade of five are not considered classified; however they are categorized as a special mention or watch list credit, and are considered potential problem loans. This classification is utilized by us when we have an initial concern about the financial health of a borrower. These loans are designated as such in order to be monitored more closely than other credits in our portfolio. We then gather current financial information about the borrower and evaluate our current risk in the credit. We will then either reclassify the loan as “substandard” or back to its original risk rating after a review of the information. There are times when we may leave the loan on the watch list, if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we determine to review the loan on a more regular basis. Loans on the watch list are not considered problem loans until they are determined by management to be classified as substandard. As of September 30, 2017 and December 31, 2016, we had loans totaling $813,662 and $835,501, respectively, on the watch list. Watch list loans remained relatively constant as no new loans were downgraded during the quarter.

Loans graded six or greater are considered classified credits. At September 30, 2017 and December 31, 2016, classified loans totaled $1.8 million and $2.2 million, respectively. The decrease in this category of $434,728, or 19.6%, during the nine months ended September 30, 2017 is primarily due to one loan moving to other real estate owned for $165,000, one loan for $114,114 being deemed impaired during the quarter and two loans for approximately $119,000 being charged off which were both fully reserved at December 31, 2016, and approximately $37,000 in loan paydowns. Classified credits are evaluated for impairment on a quarterly basis.

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

At September 30, 2017, impaired loans totaled $850,636, all of which were valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral. Market values were obtained using independent appraisals, updated in accordance with our reappraisal policy, or other market data such as recent offers to the borrower. As of September 30, 2017, we had loans totaling approximately $1.8 million that were classified in accordance with our loan rating policies but were not considered impaired. Refer to Note 5, Loans, for a table summarizing information relative to impaired loans, by portfolio class, at September 30, 2017 and December 31, 2016.

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

At December 31, 2016, the principal balance of TDRs was zero. No TDRs went into default during the year ended December 31, 2016 or nine months ended September 30, 2017. At September 30, 2017, the recorded investment and principal balance of TDRs was $638,175 and $674,942, respectively. The balance consisted of one performing loan. The loan is considered to be performing primarily due to the timely repayment of principal and interest during the nine months ended September 30, 2017. However, based on previous history with this relationship, this loan is not accruing interest even though it is performing in accordance with updated terms.

There were three loans within one relationship that were modified as a troubled debt restructuring within the previous 12-month period for which there was a payment default during the nine months ended September 30, 2017. A repayment of $75,000 was made in June 2017. The three loans were restructured into one loan with a change in loan terms.

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statements of operations. At September 30, 2017, the allowance for loan losses was $1.4 million, or 2.49% of gross loans, compared to $1.3 million at December 31, 2016, or 2.21% of gross loans. The allowance for loan loss increased due to the recognition of a provision for loan losses of $172,543 during the period, as well as due to a small recovery on loan loss of $2,117, partially offset by loan charge offs of $147,809.

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

Our allowance for loan losses consists of both specific and general reserve components. The specific reserve component relates to loans that are impaired loans as defined in FASB ASC Topic 310, “Receivables”. Loans determined to be impaired are excluded from the general reserve calculation described below and evaluated individually for impairment. Impaired loans totaled $1.8 million at September 30, 2017, with an associated specific reserve of $600,548. See Note 5, Loans, as well as the above discussion under “Loan Performance and Credit Quality” for additional information related to impaired loans.

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

We recognized a reversal of provision for loan losses of $68,000 for the nine months ended September 30, 2016. We recognized a provision for loan losses for the nine months ended September 30, 2017 of $179,543. Net charge-offs for the nine months ended September 30, 2017 and 2016 were $145,692 and $218,372, respectively. The charge-offs during the nine months ended September 30, 2017 related to the write-down of one loan to fair value, against specific reserves, at the time of repossession, as well as due to one unsecured loan being fully charged off during the quarter. The unsecured loan was fully reserved at December 31, 2016. Partial charge-offs were based on fair value declines of impaired commercial real estate loans in the process of foreclosure. Loans with partial charge-offs are typically considered impaired loans and remain on nonaccrual status.

Other Real Estate Owned and Repossessed Assets

At September 30, 2017 and December 31, 2016, we had approximately $2.0 and $2.2 million in other real estate owned, respectively. We completed the sale of two parcels of real estate during the nine months ended September 30, 2017. The sale of those parcels of real estate resulted in gains of $51,965 and is included in the table below. The following table summarizes changes in other real estate owned and repossessed assets for the nine months ended September 30, 2017 and 2016:

	2017	2016
Balance at beginning of period	$2,222,667	$1,910,220
Repossessed property acquired in settlement of loans	165,000	1,257,289
Proceeds from sales of repossessed property	(450,732)	(418,493)
Gain (loss) on sale and write-downs of repossessed property, net	51,965	(133,207)
Balance at end of period	$1,988,900	$2,615,809

As of September 30, 2017, other real estate owned consisted of commercial land valued at $909,000 and commercial office space valued at $1.1 million. In August 2017, proceeds of $207,647 were received from the sale of one piece of real estate. A gain of $42,647 was recognized as a result of this transaction. In June 2017, proceeds of $243,085 were received from the sale of one piece of real estate. A gain of $9,318 was recognized as a result of this transaction. In March 2017, one piece of real estate was moved to other real estate owned for $165,000. On January 28, 2016, proceeds of $36,000 were received from the sale of one piece of real estate held by the Company. A loss of $4,680 was recognized as a result of this transaction. In March 2016, one piece of real estate was moved to other real estate owned for $233,767. In May 2016, two pieces of real estate were moved to other real estate owned for $1.0 million. In addition, the Company recognized writedowns on real estate owned of approximately $184,000 during 2016. In August 2016, proceeds of $23,972 were received from the sale of one piece of real estate held by the Bank. A loss of $6,027 was recognized as a result of this transaction. In September 2016, proceeds of $358,520 were received from the sale of four pieces of real estate held by the Company. A gain of $51,662 was recognized as a result of this transaction. In October 2016, proceeds of $218,577 were received from the sale of two pieces of real estate held by the Company. A loss of $74,564 was recognized as a result of this transaction. These assets are being actively marketed with the primary objective of liquidating the collateral at a level which most accurately approximates fair value and allows recovery of as much of the unpaid principal loan balance as possible upon the sale of the asset within a reasonable period of time. Based on currently available valuation information, the carrying value of these assets is believed to be representative of their fair value less estimated costs to sell, although there can be no assurance that the ultimate proceeds from the sale of these assets will be equal to or greater than their carrying values, particularly in the current real estate environment.

Deposits

Our primary source of funds for loans and investments is our deposits. At September 30, 2017 we had $72.9 million in deposits, representing a decrease of $6.8 million compared to December 31, 2016. Deposits at September 30, 2017 consisted primarily of $11.6 million in demand deposit accounts, $31.1 million in money market accounts and $30.2 million in time deposits. As brokered deposits and advances have matured, we have not replaced these funds with wholesale funding as we have sought to reduce our reliance on brokered time deposits and other noncore funding sources. Our loan-to-deposit ratio was 73.8% and 74.2% at September 30, 2017 and December 31, 2016, respectively.

Borrowings

We use borrowings to fund growth of earning assets in excess of deposit growth. Borrowings totaled $4.0 million at September 30, 2017 compared to $113,598 at December 31, 2016. FHLB advances accounted for $4.0 million of total borrowings as of September 30, 2017. These advances are secured with approximately $29.9 million of first and second mortgage loans and $251,300 of stock in the FHLB. The remaining borrowings balances at September 30, 2017 and December 31, 2016 were $5,979 and $113,598, respectively, in borrowings representing customer repurchase agreements.

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

The Company

The Company’s cash balances, independent of the Bank, were approximately $1.5 million at September 30, 2017 compared to cash balances of approximately $1.8 million at December 31, 2016. Liquid assets decreased by $330,299, a slight decrease from December 31, 2016 due to the payment of professional fees and data processing expenses incurred by the Company. There were no expenses incurred related to the transaction services or asset management segments during the period ended September 30, 2017. See “Note 8—Business Segments” for additional information related to the transaction services segment.

The Bank

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity at the Bank. We currently have $8.6 million in cash and federal funds sold. If our cash needs at the Bank exceed that amount, we plan to liquidate temporary investments and generate deposits within our market. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities and investments in interest-bearing deposits. Our investments in interest bearing deposits at September 30, 2017 amounted to $8.8 million, or 10.1% of total assets. Our investment securities available for sale at September 30, 2017 amounted to $7.7 million, or 8.9% of total assets. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. At September 30, 2017, $2.4 million of our investment portfolio was pledged against outstanding debt. Therefore, the related debt would need to be repaid prior to the securities being sold and converted to cash.

The Bank is a member of the Federal Home Loan Bank of Atlanta (“FHLB”), from which applications for borrowings can be made for leverage purposes. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. At September 30, 2017, we had collateral that would support approximately $10.4 million in additional borrowings. We are subject to the FHLB’s credit risk rating policy which assigns member institutions a rating which is reviewed quarterly. The rating system utilizes key factors such as loan quality, capital, liquidity, profitability, etc. Our ability to access our available borrowing capacity from the FHLB in the future is subject to our rating and any subsequent changes based on our financial performance as compared to factors considered by the FHLB in their assignment of our credit risk rating each quarter.

The Bank also pledges collateral to the Federal Reserve Bank’s Borrower-in-Custody of Collateral program, and our available credit under this program was $10.1 million as of September 30, 2017.

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

The Consolidated Company

The Company’s level of liquidity is measured by the cash, cash equivalents, and federal funds sold to total assets ratio which was 9.8% at September 30, 2017 compared to 11.9% as of December 31, 2016. The decrease in liquidity is due primarily to the decrease in federal funds sold. The foregoing discussion is a summary only and should be read in conjunction with the 2016 10-K and Management’s Discussion and Analysis in this Form 10-Q.

Impact of Off-Balance Sheet Instruments

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2017, we had issued commitments to extend credit of $150,000 through various types of lending arrangements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Capital Resources

Total shareholders’ equity decreased from $9.9 million for December 31, 2016 to $8.7 million for September 30, 2017 due to a net loss of $1,212,543. The foregoing discussion is a summary only and should be read in conjunction with the 2016 10-K as filed with the SEC and Management’s Discussion and Analysis in this Form 10-Q.

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

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at September 30, 2017 and December 31, 2016. It is management’s belief that, as of September 30, 2017, the Bank met all capital adequacy requirements under Basel III on a fully phased-in basis if such requirements were currently in effect.

					To be well capitalized
					under prompt
			For capital adequacy		corrective action
			purposes		provisions
	Actual		Minimum		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2017
Total Capital (to risk weighted assets)	$8,398,000	13.0%	$5,168,000	8.0%	$6,460,000	10.0%
Tier 1 Capital (to risk weighted assets)	7,583,000	11.7	2,584,000	4.0	3,876,000	6.0
Tier 1 Capital (to average assets)	7,583,000	8.6	3,548,000	4.0	4,436,000	5.0
Common Equity Tier 1 Capital (to risk weighted assets)	7,583,000	11.7	2,907,000	4.5	2,907,000	4.5

As of December 31, 2016
Total Capital (to risk weighted assets)	$9,251,000	13.4%	$5,525,000	8.0%	$6,906,000	10.0%
Tier 1 Capital (to risk weighted assets)	8,382,000	12.1	2,762,000	4.0	4,144,000	6.0
Tier 1 Capital (to average assets)	8,382,000	9.0	3,724,000	4.0	4,655,000	5.0
Common Equity Tier 1 Capital (to risk weighted assets)	8,382,000	12.1	3,108,000	4.5	3,108,000	4.5

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: November 13, 2017	By: /s/Lawrence R. Miller
Lawrence R. Miller
Interim Chief Executive Officer
(Principal Executive Officer)

By: /s/Martha L. Long
Martha L. Long
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Agreement and Plan of Merger, dated as of September 25, 2017, by and among First Reliance Bancshares, Inc., FR Merger Subsidiary, Inc., and the Company (1)

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certification.

101 The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Balance Sheets at September 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2017 and 2016, (iii) Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2017 and 2016, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, and (v) Notes to Consolidated Financial Statements.

(1) Incorporated herein by reference to the exhibits to Independence Bancshares, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2017.